Form 10-Q
period 1996-05-31
AMERICAN HEALTHCORP INC /DE
filed 1996-07-12
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MAY 31, 1996

                        Commission File Number 000-19364
                                               ---------


                            AMERICAN HEALTHCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                        62-1117144
- ---------------------------------             ----------------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


 One Burton Hills Boulevard, Nashville, TN                     37215
- --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                    (Zip Code)


                                (615) 665-1122
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                No
                         -------                -------

As of July 12, 1996 there were outstanding 7,980,708 shares of the Registrant's Common Stock, par value $.001 per share.

                                   PART I.


ITEM 1. FINANCIAL STATEMENTS


                          AMERICAN HEALTHCORP, INC.

                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                          May 31,       August 31,
                                           1996            1995
                                       ------------    ------------
Current assets:
  Cash and cash equivalents            $ 14,270,407    $ 13,721,650
  Accounts receivable, net                7,267,350       6,162,026
  Other current assets                    1,231,455       1,586,051
  Deferred tax asset                        953,000         934,000
                                       ------------    ------------
    Total current assets                 23,722,212      22,403,727
                                       ------------    ------------

Long-term receivables and deposits        1,050,255         120,534
                                       ------------    ------------

Property and equipment:
  Buildings and improvements              4,707,980       4,586,031
  Equipment                               8,602,984       7,278,162
  Construction in progress                1,218,876          42,624
                                       ------------    ------------
                                         14,529,840      11,906,817
  Less accumulated depreciation          (4,242,538)     (2,916,377)
                                       ------------    ------------
    Net property and equipment           10,287,302       8,990,440
                                       ------------    ------------
Long-term deferred tax asset                453,000         453,000
                                       ------------    ------------

Other assets, net                           956,671       1,277,121
                                       ------------    ------------
Excess of cost over net assets
  of purchased companies, net            34,600,573      32,286,755
                                       ------------    ------------
                                       $ 71,070,013    $ 65,531,577
                                       ============    ============

                          AMERICAN HEALTHCORP, INC.

                         CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                              May 31,         August 31,
                                               1996              1995
                                           ------------      ------------
Current liabilities:
  Accounts payable                         $    877,543      $    886,628
  Accrued salaries and benefits               1,499,922         2,385,784
  Accrued liabilities                         2,205,904         1,982,882
  Income taxes payable                        1,314,294         1,320,609
  Current portion of other long-term
   liabilities                                2,906,760         2,475,101
                                           ------------      ------------
    Total current liabilities                 8,804,423         9,051,004
                                           ------------      ------------
Deferred income taxes                           456,000           215,000
                                           ------------      ------------
Long-term debt                                6,764,580         5,237,286
                                           ------------      ------------
Other long-term liabilities                   2,616,949         2,146,322
                                           ------------      ------------
Minority interest                            11,972,512        10,582,469
                                           ------------      ------------
Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 7,980,708 and
      7,979,005 shares outstanding                7,981             7,979
  Additional paid-in capital                 17,576,166        17,577,713
  Retained earnings                          22,871,402        20,713,804
                                           ------------      ------------
    Total stockholders' equity               40,455,549        38,299,496
                                           ------------      ------------
                                           $ 71,070,013      $ 65,531,577
                                           ============      ============

                          AMERICAN HEALTHCORP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   Three Months Ended              Nine Months Ended
                                                         May 31,                         May 31,
                                            -------------------------------   ----------------------------
                                                  1996             1995           1996            1995
                                            --------------   --------------   ------------   -------------
Revenues                                    $   15,959,508   $   14,386,670   $ 44,268,869   $  42,018,025
                                            --------------   --------------   ------------   -------------
Expenses
  Salaries and benefits                          7,551,161        5,949,497     20,989,636      17,941,825
  Other operating expenses                       4,504,572        4,854,848     11,908,241      13,546,932
  Depreciation and amortization                    967,855          916,719      2,894,667       2,486,980
  Interest                                         219,943          180,956        603,429         399,260
                                            --------------   --------------   ------------   -------------
    Total expenses                              13,243,531       11,902,020     36,395,973      34,374,997
                                            --------------   --------------   ------------   -------------
Income before income taxes and
  minority interests                             2,715,977        2,484,650      7,872,896       7,643,028

  Income tax expense                               587,000          632,000      1,805,000       1,990,000
                                            --------------   --------------   ------------   -------------
Income before minority interests                 2,128,977        1,852,650      6,067,896       5,653,028

  AmSurg minority partners' interest             1,301,978          889,865      3,527,929       2,361,535
  AmSurg minority stockholders' interest           174,153           87,939        382,369         269,818
                                            --------------   --------------   ------------   -------------
Net income                                  $      652,846   $      874,846   $  2,157,598   $   3,021,675
                                            ==============   ==============   ============   =============

Net income per share                        $         0.08   $         0.11   $       0.27   $        0.37


Weighted average common shares
  and equivalents                                8,171,903        8,092,714      8,138,964       8,259,608

                          AMERICAN HEALTHCORP, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED MAY 31, 1996




                                                Additional
                                    Common       Paid-in       Retained
                                    Stock        Capital       Earnings         Total
                                  ---------   ------------   ------------   -------------
Balance, August 31, 1995          $   7,979   $ 17,577,713   $ 20,713,804   $  38,299,496

  Exercise of stock options              13         85,947            -            85,960

  Issuance of stock                       4         39,994            -            39,998

  Stock repurchase                      (15)      (127,488)           -          (127,503)

  Net income                            -              -        2,157,598       2,157,598
                                  ---------   ------------   ------------   -------------
Balance, May 31, 1996             $   7,981   $ 17,576,166   $ 22,871,402   $  40,455,549
                                  =========   ============   ============   =============


                          AMERICAN HEALTHCORP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                               May 31,
                                                                 ---------------------------------
                                                                      1996               1995
                                                                 --------------     --------------
Cash flows from operating activities:
  Net income                                                     $    2,157,598     $    3,021,675
    Income tax expense                                                1,805,000          1,990,000
    AmSurg center minority partners' interest                         3,527,929          2,361,535
    AmSurg minority stockholders' interest                              382,369            269,818
                                                                 --------------     --------------
  Income before income taxes and minority interests                   7,872,896          7,643,028
   Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization                                     2,894,667          2,486,980
    Decrease (increase) in working capital items                     (1,345,317)           364,184
    Other noncash transactions                                          256,495            411,836
                                                                 --------------     --------------
                                                                      9,678,741         10,906,028
  Income taxes (net paid)                                            (1,574,315)        (1,963,889)
  Additions to other long-term liabilities                              497,705                -
  Payments on other long-term liabilities                              (287,699)          (169,449)
  Increase in other assets                                             (251,814)          (851,675)
                                                                 --------------     --------------
      Net cash flows provided by operating activities                 8,062,618          7,921,015
                                                                 --------------     --------------
Cash flows from investing activities:
  Business acquisitions                                              (3,797,050)        (5,249,637)
  Acquisition of property and equipment                              (1,951,140)        (3,301,496)
  Decrease (increase) in long-term receivables,
    and deposits                                                         80,141            (53,969)
                                                                 --------------     --------------
      Net cash flows used in investing activities                    (5,668,049)        (8,605,102)
                                                                 --------------     --------------
Cash flows from financing activities:
  Distributions to minority partners                                 (3,334,144)        (2,281,018)
  Additions to long-term debt                                         2,914,333          3,527,365
  Payments on long-term debt                                         (1,750,030)          (405,936)
  AmSurg minority partners capital contributions                        303,830            708,128
  Stock repurchase                                                     (127,503)        (2,034,921)
  Sale of AmSurg stock (net of issuance costs)                           76,743            570,423
  Exercise of stock options                                              70,959             29,916
                                                                 --------------     --------------
      Net cash flows provided by (used in) financing activities      (1,845,812)           113,957
                                                                 --------------     --------------
Net increase (decrease) in cash and cash equivalents                    548,757           (570,130)
Cash and cash equivalents, beginning of period                       13,721,650         11,819,784
                                                                 --------------     --------------
Cash and cash equivalents, end of period                         $   14,270,407     $   11,249,654
                                                                 ==============     ==============


                           AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL REPORTING

The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended May 31, 1996 and 1995 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.

(2)      SUBSEQUENT EVENT

On June 25, 1996, AmSurg executed an amended and restated credit agreement with a lending institution. Under the terms of the new agreement, all borrowings (approximately $5.7 million) outstanding under the previous credit agreement have been converted to a term loan that bears interest at the prime rate or 1.75% above LIBOR or a combination thereof and is to be repaid on a periodic basis through June 2000. In addition, the credit agreement permits AmSurg to borrow up to an additional $12 million to finance AmSurg acquisition and development projects. New borrowings under this agreement will bear interest at the prime rate or 1.75% above LIBOR or a combination thereof. AmSurg may borrow under this credit agreement through June 1998. The agreement provides for a fee of .35% on unused commitments and all additional borrowings are to be repaid on a periodic basis through June 2001. The agreement contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth and prohibits the payment of dividends. Borrowings under the credit agreement are generally secured by the development center assets that are financed under the agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Healthcorp, Inc. and its subsidiaries (the "Company") currently operate two business segments, Diabetes Treatment Centers of America, Inc. ("DTCA") and AmSurg Corp. ("AmSurg"). DTCA, a wholly-owned subsidiary, is the nation's leading provider of diabetes services to physicians and hospitals and has developed and is marketing diabetes population healthcare management programs for managed care payors designed to enhance the quality and lower the cost of treatment of patients with diabetes. AmSurg, a majority-owned (62% at May

31, 1996) subsidiary, develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices.

This Form 10-Q contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the new "safe harbor" provisions of the Private Litigation Reform Act of 1995, you are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and, consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:
DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; the ability of DTCA to enroll members with diabetes who are covered by the plans for which DTCA is providing services; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements.


                                      DTCA

DTCA contributed approximately 49% and 62% of the Company's revenues for the three months ended May 31, 1996 and 1995, respectively. The principal sources of revenues for DTCA were its operating contracts with client hospitals for diabetes treatment centers. Fee structures under the DTCA contracts generally are a combination of some form of fixed management fee plus incentive fee arrangements. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes inpatients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for core center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital.

The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of May 31, 1996 and 1995. The number of contracts and hospital sites for both periods includes two ArthritisCare Centers of America, Inc. ("ACCA") contracts with hospitals to provide comprehensive arthritis services that are operated by DTCA.

                                                                     As of May 31,
                                            --------------------------------------------------------------
                                                         1996                           1995
                                            -----------------------------    -----------------------------
                                                               Hospital                         Hospital
                                              Contracts         Sites          Contracts         Sites
                                            ------------    -------------    -------------    ------------
Hospital contracts/sites                              58               60               69              71

Hospital network contracts/sites                       2               11                1               4
                                            ------------    -------------    -------------    ------------
Total contracts/sites                                 60               71               70              75
                                            ============    =============    =============    ============

During the quarters and the nine months ended May 31, 1996 and 1995, the components of changes to the total number of contracts and the total number of hospital sites where DTCA provides services or was in the process of initiating operations are presented below.

                                                             Three Months Ended May 31,
                                              --------------------------------------------------------
                                                         1996                         1995
                                              --------------------------    --------------------------
                                                              Hospital                      Hospital
                                               Contracts        Sites        Contracts        Sites
                                              -----------    -----------    -----------    -----------
Total contracts/sites at beginning
  of period                                            62             73             71             73

New contracts/sites signed                              0              0              2              2

Contracts/sites discontinued                           (2)            (2)            (3)            (3)

Conversion of stand alone
  hospital contract to hospital
  network contract                                      -              -              -              3
                                              -----------    -----------    -----------    -----------
Total contracts/sites                                  60             71             70             75
                                              ===========    ===========    ===========    ===========

                                                             Nine Months Ended May 31,
                                              --------------------------------------------------------
                                                         1996                         1995
                                              --------------------------    --------------------------
                                                              Hospital                      Hospital
                                               Contracts        Sites        Contracts        Sites
                                              -----------    -----------    -----------    -----------
Total contracts/sites at beginning
  of period                                            69             74             69             71

New contracts/sites signed                              4              9              9              9

Contracts/sites discontinued                          (12)           (12)            (8)            (8)

Conversion of stand alone
  hospital contract to hospital
  network contract                                     (1)             -              -              3
                                              -----------    -----------    -----------    -----------
Total contracts/sites                                  60             71             70             75
                                              ===========    ===========    ===========    ===========

During the three month period ended May 31, 1996, three contracts were renewed. During the remainder of fiscal 1996, six additional contracts will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA contracts and, in that connection, has historically agreed to reduce its fee structures in center contracts where performance has been generally better than average to maintain favorable long-term client relationships and to enhance longer-term opportunities at these centers. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability. The Company also believes that the general uncertainties associated with the changes taking place in the healthcare industry and the reactions of the Company's client hospitals have adversely affected DTCA's revenues and contract retention and may continue to have an adverse effect in future periods.

The Company is continuing its product development and marketing efforts for DTCA's comprehensive diabetes population healthcare management products for managed care payors and new hospital-based products. During the quarters ended May 31, 1996 and 1995, the Company incurred approximately $820,000 and $1,210,000, respectively, in expenditures associated with these efforts. These expenditures have been spent primarily to identify and develop diabetes population healthcare management products to address varying managed care payor needs and delivery system requirements, to develop the staff and materials and implement a managed care payor marketing program for these products and to develop the Company's information technology capabilities. The Company anticipates that it will need to continue these development and marketing efforts during fiscal 1996 at expenditure levels it expects will be slightly less than fiscal 1995 costs. The Company also expects to incur significant start-up costs during the remainder of fiscal 1996 and in early fiscal 1997 as it begins to implement the managed care programs described below.

The Company's growth strategy is primarily to develop new relationships directly with payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and to further develop its hospital-based diabetes treatment center business. If the Company determines that it will enhance and/or accelerate the development of its comprehensive diabetes disease management product for the managed care marketplace, the Company may develop strategic alliances or joint ventures with other entities that have interests in diabetes care. Pursuant to the strategy with payors, DTCA is expected to provide management services designed to improve the quality of care for individuals with diabetes while lowering the overall cost of care, and it is anticipated that DTCA may eventually be responsible for all or a portion of the healthcare costs for these individuals in return for capitated or other forms of payment. The Company believes that its position as the leading provider of diabetes treatment services to hospitals and physicians will be an advantage in comparison with other potential competitors or with the payors themselves who have no such actual diabetes treatment or comprehensive diabetes population management experience.

As part of this growth strategy, the Company announced in June that DTCA had reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their enrollees with diabetes. The Principal agreement covers six of the largest HMO subsidiaries of Principal totaling approximately 370,000 members, including an estimated 11,000 members who have diabetes. The Health Options agreement covers enrollees in their central Florida region in Orlando and seven surrounding counties encompassing approximately 65,000 members, including an estimated 1,800 to 2,000 members with diabetes. Both the Principal and the Health Options contracts have an initial term of five years. DTCA will be at risk for the costs of operating its comprehensive healthcare management system and Principal and Health Options will continue to be at risk for all of their members' healthcare costs. Cost savings produced by the system will be shared according to formulae set forth in the agreements.

DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first year of operations at each site, revenues will be slightly less than operating costs. Implementation began on a market-by-market basis on July 1, 1996, with the last market scheduled for start-up in March 1997. Because of expected ramp-up periods at each of the agreement sites during the staggered implementation schedule, the significant start-up costs for the implementation program, and the timing delay in calculating DTCA's share of earnings, if any, which may be produced by the system, it is anticipated that DTCA's profitability will be negatively affected by these agreements through fiscal 1997.

In June 1996, DTCA also reached agreement with U.S. Healthcare ("USHC") to provide outpatient services to USHC enrollees with diabetes, including patient assessment and patient stratification based on the scope and intensity of needed services, as well as educational, behavioral and motivational support and outcomes tracking and reporting. Services will be provided on a packaged fee-for-service basis and will be delivered through 21 DTCA centers currently operating in USHC markets. The program is expected to begin in July 1996 in five DTCA centers with the other 16 centers to begin implementation over a 60 to 90 day period.

While the Company believes that the Principal, Health Options and the USHC agreements will provide substantial revenue and profit opportunities for DTCA over the term of these agreements, it cannot accurately predict the amount or timing of these revenues and profits. The Company also believes the agreements with Principal, Health Options and USHC, as well as the agreement announced in January 1996 with Bristol-Myers Squibb Co. U.S. Pharmaceuticals ("Bristol-Myers"), will provide momentum in its discussions with other potential customers for its diabetes healthcare management products; however, no assurances can be given that DTCA will be successful in developing these additional relationships.

                                     AMSURG

Through investments made since fiscal 1993, the Company owns approximately 62% of the outstanding common stock of AmSurg, a company that develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks through partnership or limited liability company ("LLC") interests in these centers and networks. AmSurg contributed approximately 51% and 38% of the Company's revenues for the three month periods ended May 31, 1996 and 1995, respectively.

The following table presents the components of changes in the number of AmSurg surgery centers in operation for the three and nine month periods ended May 31, 1996 and 1995.

                                                Three Months Ended          Nine Months Ended
                                                      May 31,                     May 31,
                                            -------------------------    ------------------------
                                               1996           1995          1996          1995
                                            ----------     ----------    ----------    ----------
Centers in operation at beginning
  of period                                         18             15            18            10
New center acquisitions placed
  in operation                                       -              1             -             3
New development centers placed
  in operation                                       -              2             -             5
                                            ----------     ----------    ----------    ----------
Total centers                                       18             18            18            18
                                            ==========     ==========    ==========    ==========

Beginning in fiscal 1995, AmSurg focused its center development efforts primarily on start-up centers as opposed to center acquisitions. Because of the additional time required in the development and construction of these start-up centers, the growth in the number of centers placed in operation during fiscal 1996 will not be as great as that experienced in prior fiscal years.

Fifteen of the AmSurg surgery centers in operation as of May 31, 1996 perform gastrointestinal endoscopy procedures, two centers perform eye surgery procedures and one center performs ear, nose and throat procedures. As of May 31, 1996, AmSurg also owned a majority interest in fourteen partnerships or LLCs, including four projects requiring certificate of need approval, each of which will develop, own and operate a surgery center. As of May 31, 1995, AmSurg owned a majority interest in five partnerships that were developing centers. In addition, on February 1, 1996, AmSurg acquired an undivided 70% interest in the assets of a gastroenterology and primary care physician practice located in Miami, Florida and associated with a surgery center in which AmSurg already held an ownership interest. While AmSurg generally owns 51% to 70% of these center/practice entities, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income of the entities. Also, because the Company owns approximately 62% of the common stock of AmSurg, the calculation of consolidated net income of the Company includes a minority interest provision to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.

The Company intends to expand AmSurg primarily through the development and, to a lesser extent, acquisition of additional surgery centers in targeted surgical specialties. In addition, AmSurg's surgery centers, combined with its relationships with specialty physician surgical practices in their markets, will provide other opportunities for AmSurg growth from surgical specialty network acquisition and development that may include the acquisition of specialty physician practices. By using AmSurg surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that AmSurg will strengthen its market position in contracting with managed care organizations. In order to fund future development or acquisition projects, the Company, from time to time, may make further investments in AmSurg, and AmSurg may also need to seek additional funding from sources other than the Company.

RESULTS OF OPERATIONS

The Company operates two business segments, DTCA and AmSurg. Included in DTCA results of operations are the operations of two ArthritisCare centers and corporate costs attributable to DTCA. Included in AmSurg expenses are charges for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximate the Company's cost.


                                      DTCA

The following table presents the operations of DTCA for the three and nine month periods ended May 31, 1996 and associated percentage changes from the corresponding periods in fiscal 1995.

                                   Three Months Ended         Nine Months Ended
                                       May 31, 1996              May 31, 1996
                                     Actual   % Change        Actual      % Change
                                  ----------  --------     -------------  --------
Revenues                          $7,873,924   (12.2%)     $ 23,588,519    (15.5%)
                                  ----------   -----       ------------    -----
Expenses:
  Salaries and benefits            4,920,552     9.6%        14,658,952      4.7%
  Other operating expenses         1,995,238   (31.5%)        5,270,616    (38.2%)
  Depreciation and amortization      309,980    (6.8%)          959,641     (4.3%)
  Interest                               942   (51.7%)            4,306    (24.2%)
                                  ----------   -----       ------------    -----
    Total expenses                 7,226,712    (6.6%)       20,893,515    (11.3%)
                                  ----------   -----       ------------    -----
Income before income taxes           647,212   (47.4%)        2,695,004    (38.5%)

  Income taxes                       281,000   (44.4%)        1,170,000    (34.8%)
                                  ----------   -----       ------------    -----
Net income                        $  366,212   (49.6%)     $  1,525,004    (41.0%)
                                  ==========   =====       ============    =====

The DTCA revenue decrease for the three and nine month periods ended May 31, 1996 from the comparable periods last year resulted primarily from decreases of 5% and 9%, respectively, in same-contract revenues for contracts in operation as of September 1, 1994, from fewer contracts in operation during the fiscal 1996 periods and the absence of revenues from the Company's mail order diabetes supply business which was sold at the end of fiscal 1995. The decrease in same-contract revenues resulted primarily from the impact of contract fee renegotiations and restructurings. The Company believes that the negative impact of contract rate renegotiations and restructurings and the transition of client hospitals within their evolving healthcare markets will continue to negatively impact same-contract revenue comparisons and contract renewals during fiscal 1996 and 1997. Revenues from the new managed care agreements are not expected to materially impact revenue comparisons during fiscal 1996.

The increase in overall DTCA salaries and benefits for the three and nine month periods ended May 31, 1996 from the comparable periods last year resulted primarily from normal salary and benefit increases and higher contract staffing costs associated with DTCA's new multi-site hospital network contract signed during the first quarter of fiscal 1996 and the Bristol-Myers agreement signed during the second quarter of fiscal 1996. It is expected that salary and benefit costs will continue to grow with the implementation of the new managed care agreements. Salaries and benefits expense as a percentage of revenues for both the three month and the nine month periods ended May 31, 1996 was 62% compared with 50% for the comparable fiscal 1995 periods. These increases were primarily a result of the decrease in DTCA revenues for the quarter and nine month periods ended May 31, 1996 from the comparable fiscal 1995 periods.

The decrease in DTCA's other operating expenses for the three month and nine month periods ended May 31, 1996 from the comparable periods last year resulted primarily from the sale of the Company's mail order diabetes supply business at the end of fiscal 1995, lower consulting fees associated with DTCA's new product efforts, lower medical director costs at DTCA centers and lower legal costs associated with a civil suit filed by a former employee and the resulting OIG investigation. Therefore, other operating expenses as a percentage of revenues for the three and nine month periods ended May 31, 1996 were 25% and 22% respectively, compared with 32% and 31%, respectively, for the comparable fiscal 1995 periods. The Company anticipates that other operating expenses will grow with the implementation of the new managed care agreements.

The decrease in income tax expense attributable to DTCA's operations for the three and nine month periods ended May 31, 1996 from the comparable periods last year resulted primarily from decreased operating results for the fiscal 1996 periods. DTCA's effective income tax rate for the fiscal 1996 periods increased to 43% from 41% for the comparable periods last year. The increase in the effective rate resulted primarily from the impact of the fixed amount of DTCA's non-deductible amortization of excess costs over net assets of purchased companies relative to decreased levels of income. The differences between the federal statutory income tax rate and DTCA's effective income tax rates during the periods are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

                                     AMSURG

The following table presents the operations of AmSurg for the three and nine month periods ended May 31, 1996 and associated percentage changes from the corresponding periods in fiscal 1995.

                                                Three Months Ended              Nine Months Ended
                                                   May 31, 1996                    May 31, 1996
                                         ------------------------------    ---------------------------
                                             Actual            % Change        Actual         % Change
                                         -------------         --------    -------------      --------
Revenues                                 $   8,085,584          49.3%      $  20,680,350        46.7%
                                         -------------          ----       -------------        ----
Expenses:
  Salaries and benefits                      2,630,609          80.3%          6,330,684        60.7%
  Other operating expenses                   2,509,334          29.2%          6,637,625        32.4%
  Depreciation and amortization                657,875          12.6%          1,935,026        30.4%
  Interest                                     219,001          22.3%            599,123        52.2%
                                         -------------          ----       -------------        ----
    Total expenses                           6,016,819          44.5%         15,502,458        43.1%
                                         -------------          ----       -------------        ----
Income before income taxes
  and minority interests                     2,068,765          65.1%          5,177,892        58.6%
  Income taxes                                 306,000         140.9%            635,000       225.6%
                                         -------------          ----       -------------        ----
Income before minority interests             1,762,765          56.5%          4,542,892        48.0%
  AmSurg minority partners' interest         1,301,978          46.3%          3,527,929        49.4%
  AmSurg minority stockholders'

    interest                                   174,153          98.0%            382,369        41.7%
                                         -------------          ----       -------------        ----
Net income                               $     286,634          93.1%      $     632,594        44.5%
                                         =============          ====       =============        ====


The increase in AmSurg revenues for the three and nine month periods ended May 31, 1996 from the comparable periods last year resulted primarily from more surgery centers in operation through the entire period, from increases of 25% and 15%, respectively, in same-center revenues at the 10 centers in operation since September 1, 1994 and the acquisition of a gastroenterology and primary care physician practice on February 1, 1996. AmSurg expects that growth in the number of surgery centers in operation will continue, but more of this growth will come from start-up development centers as opposed to center acquisitions. Because of the additional time required in the development and construction of these start-up centers, AmSurg's surgery center revenue growth for fiscal 1996 may be less than it was during fiscal 1995. However, AmSurg believes that the focus on start-up centers will provide a better longer-term return on investment than acquired centers and that higher levels of revenue growth will occur as start-up centers begin operation.

The increases in salaries and benefits expense and in other operating expenses for the three and nine month periods ended May 31, 1996 from the comparable periods last year resulted primarily from an increased number of surgery centers in operation through the entire period, the acquisition of the gastroenterology and primary care physician practice and from an increase in AmSurg corporate staff primarily to support anticipated growth.

AmSurg's depreciation and amortization expense increases for the three month and nine month periods ended May 31, 1996 from the comparable periods last year are associated primarily with

AmSurg's acquisition of majority interests in additional surgery centers, the acquisition of the gastroenterology and primary care physician practice and from new start-up surgery centers placed in operation. Increases in interest expense are primarily attributable to an increase in debt assumed or incurred by AmSurg in connection with additional acquisitions of interests in surgery centers and the gastroenterology and primary care physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

AmSurg's effective income tax rates for the three and nine month periods ended May 31, 1996, after reduction of taxable income for AmSurg minority partners' interest, were 40% and 38%, respectively, compared with 35% and 22%, respectively, for the comparable fiscal 1995 periods. The increases in these effective income tax rates resulted from the utilization of prior period net operating loss carryforwards during the fiscal 1995 periods. The difference between the federal statutory income tax rate and AmSurg's effective income tax rates is due primarily to the utilization of prior-period net operating loss carryforwards and the impact of state income taxes. The Company estimates that AmSurg's effective income tax rate without the impact of prior-period net operating loss carryforwards would have been approximately 40%.

The AmSurg minority partners' interest in earnings for the three and nine month periods ended May 31, 1996 increased from the corresponding fiscal 1995 periods primarily as a result of adding new AmSurg surgery centers and from increased profitability at existing centers. The increases in AmSurg minority stockholders' interest for the three and nine month periods ended May 31, 1996 compared to the corresponding periods during fiscal 1995 resulted primarily from improved AmSurg profitability.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities during the nine months ended May 31, 1996 generated $8.1 million in cash flow. Investing activities during this period used $5.7 million of cash, which consisted primarily of funds used by AmSurg for the acquisition of the gastroenterology and primary care physician practice, the acquisition of property and equipment for the development of new AmSurg surgery centers and for other equipment purchases for AmSurg and DTCA. Financing activities for the nine month period ended May 31, 1996 utilized net cash of $1.8 million, primarily as a result of $3.3 million in net distributions to AmSurg surgery center minority partners and $127,503 utilized to repurchase Company common stock offset partially by net additions to AmSurg long-term debt of $1.2 million and $380,573 in AmSurg minority partner capital contributions to AmSurg partnerships and LLCs and cash proceeds from the private sale of AmSurg common stock to parties other than the Company. Currently the Company has no outstanding borrowings under its $10 million bank revolving credit agreement, which expires January 29, 1998, and AmSurg has $5.7 million outstanding under its amended and restated bank credit agreement which is repayable through June 2000. AmSurg also has available borrowings of $12 million through June 1998 for acquisition and development projects under this bank credit agreement with repayment of these borrowings being made through June 2001. AmSurg borrowings under this bank credit agreement bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at AmSurg's option.

The Company believes that cash flow from DTCA operating activities and the Company's available cash balances will continue to enable the Company to fund DTCA's current working capital needs, including the implementation and operation of the new agreements with Principal, Health Options and USHC, and new product development, marketing and implementation. The Company anticipates that AmSurg operating activities will continue to provide positive cash flow and that this cash flow will be utilized in combination with additional investments by the Company from available cash balances, borrowings under AmSurg's amended and restated bank revolving credit agreement and through additional financing sources that AmSurg is expected to require to fund acquisition and development projects. This additional financing could take the form of a private or public offering of debt or equity securities or additional bank financing. No assurances can be given that the necessary financing will be obtainable on terms satisfactory to AmSurg.

The Company is disputing certain tax assessments by the Internal Revenue Service. The Company believes that the ultimate amount of any additional tax, interest or penalties will not have a material adverse impact on its financial position, results of operations or liquidity.

                                         PART II
ITEM 1.     Legal Proceedings.

            In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. On September 14, 1995, the federal district court in Nashville, Tennessee dismissed the civil suit for failure to state a claim. The plaintiff filed a motion to reconsider and in January 1996 the court reversed its earlier decision and reinstated the lawsuit. In April 1996, the Company's interlocutory appeal to the Sixth Circuit Court of Appeals was denied. In May 1996, the plaintiff filed a motion for leave to file a third amended complaint and the parties are engaged in the process of filing and arguing preliminary motions with respect to the plaintiff's motion.

            The Company has cooperated fully with the OIG in its investigation and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company's financial position or results of operations, except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.


ITEM 2.     Changes in Securities.

            Not Applicable.

ITEM 3.     Defaults Upon Senior Securities.

            Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

ITEM 5.  Other Information.

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

         4.1 Article IV of the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.1 Amended and Restated Loan Agreement dated June 25, 1996 between AmSurg Corp. and SunTrust Bank, Nashville, N.A.

         27     Financial Data Schedule (for SEC use only)

         (b)    Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMERICAN HEALTHCORP, INC.
                                              ----------------------------------
                                                         (Registrant)


Date    July 12, 1996                      By        /s/ Henry D. Herr
     -------------------------                ----------------------------------
                                                        HENRY D. HERR
                                                   Executive Vice President
                                                  Finance and Administration,
                                                 (Principal Financial Officer)


Date    July 12, 1996                      By        /s/ David A. Sidlowe
     -------------------------                ----------------------------------
                                                        DAVID A. SIDLOWE
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit Number                  Exhibit                     Sequentially Numbered Page
- --------------                  -------                     --------------------------
     4.1              Article IV of the Company's
                      Restated Certificate of
                      Incorporation [incorporated by
                      reference to Exhibit 3.1 to
                      Registration Statement on Form
                      S-1 (Registration No. 33-41119)]
    10.1              Amended and Restated Loan                        22
                      Agreement dated June 25, 1996
                      between AmSurg Corp. and SunTrust
                      Bank, Nashville, N.A.

    27                Financial Data Schedule
                      (for SEC use only)