Form 10-K405
period 1996-08-31
AMERICAN HEALTHCORP INC /DE
filed 1996-11-27
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For The Fiscal Year Ended August 31, 1996
                         Commission File No. 000-19364

                           AMERICAN HEALTHCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           62-1117144
---------------------------------------                   ----------------------
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

One Burton Hills Boulevard, Nashville Tennessee                   37215
-----------------------------------------------------     ----------------------
     (Address of principal executive offices)                    Zip Code

   Registrant's telephone number, including area code:          (615) 665-1122
                                                          ----------------------
   Securities registered pursuant to Section 12(b) of the Act:      None
                                                                    ----
   Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $.001 par value
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X  Yes         No
                            ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

As of November 13, 1996, 8,008,140 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $60,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1997 are incorporated by reference into
Part III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

     American Healthcorp, Inc. and its subsidiaries (the "Company") currently operate two business segments, Diabetes Treatment Centers of America, Inc. ("DTCA") and AmSurg Corp. ("AmSurg"). DTCA, a wholly-owned subsidiary, is the nation's leading provider of diabetes services to physicians, hospitals and healthcare payors. AmSurg, a majority-owned (61% at August 31, 1996) subsidiary, develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices.

     This Form 10-K contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the new "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for AmSurg include: AmSurg's ability to enter into partnership agreements for new practice-based ambulatory surgery centers and new specialty physician networks; AmSurg's ability to contract with managed care payors for its existing centers and its centers that are currently under development; AmSurg's ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; and AmSurg's ability to maintain favorable relations with its physician partners.

SOURCES OF REVENUES

     The following table sets forth the sources of the Company's revenues as a percentage of total revenues for the three years ended August 31, 1996:


                                        1996  1995  1994
                                        ----  ----  ----
                            DTCA/Other   52%   65%   79%
                            AmSurg       48%   35%   21%
                                        ---   ---   ---
                                        100%  100%  100%
                                        ----  ----  ----

DTCA - DIABETES SERVICES

     The principal sources of revenues for DTCA have been its operating contracts for hospital-based diabetes treatment centers. These centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services to this population.

     DTCA's hospital-based centers have a professional staff for patient management and education services in conjunction with the hospital's nursing and other ancillary staff. The basic professional staffing level consists of health professionals who have special expertise and training in diabetes. Depending upon the needs of the individual client hospital, the professional staff may include a diabetes clinical nurse specialist, a registered dietitian, an exercise specialist and a counselor. In addition, DTCA generally provides a program manager who is responsible for on-site program management, community relations and hospital and physician relations and a program assistant who is responsible for record-keeping, general administrative functions and providing assistance to the program manager and the professional staff. Generally, all of the program staff is recruited and directed by DTCA. Other personnel (nursing, ancillary and support staff) are employed and directed by the client hospital.

     Specific clinical diabetes services provided by DTCA in a hospital setting include, but are not limited to: (1) detailed assessment of patient status in the areas of diet and caloric intake, exercise, psychosocial adjustment, knowledge of the disease and self-treatment skill level; (2) formulation of recommendations on patient treatment and education; (3) coordination of hospital and center patient care to ensure that physician goals for patients are achieved; (4) provision, in conjunction with the hospital nursing staff, for monitoring of patient blood sugar levels; (5) training of hospital nurses and other professional staff in diabetes management; (6) training of patients in blood glucose monitoring and insulin administration and assistance for physicians in initiating insulin pump therapy; (7) assistance in establishing standardized treatment protocols for hospital staff use; (8) assistance to hospitals to better manage inpatient diabetes patient care costs; and (9) coordination of patient discharge planning.

     DTCA has also developed additional products which are designed to assist healthcare payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans. These products, designed principally for healthcare payors, enable DTCA to manage the total healthcare needs of a population of individuals with diabetes. DTCA believes that its intensive diabetes education, patient support and treatment regimens, delivered by a multi-disciplinary team, will assist in assuring that the most effective care is delivered at the lowest cost and that ultimately such intensive diabetes education, support and treatment efforts will reduce or prevent the devastating and costly complications of diabetes.

     During January 1996, DTCA executed a contract to provide comprehensive healthcare management services for employees with diabetes of Bristol-Myers Squibb ("Bristol-Myers") located in central and western New Jersey and eastern Pennsylvania. During June 1996, DTCA executed contracts to provide these services for enrollees of Principal Health Care, Inc. ("Principal") at six of their HMO locations and enrollees of Health Options, Inc. ("Health Options"), a subsidiary of Blue Cross and Blue Shield of Florida, at one of its HMO locations. These contracts, which the Company believes are the first comprehensive diabetes disease management contracts signed in the industry, include almost 450,000 covered lives, of which approximately 13,000 to 14,000 have diabetes. The Bristol-Myers contract became operational in March 1996 and it is anticipated that the Principal and Health Options contracts will be operational at all seven site locations by January 1997. See "DTCA's Contractual Relationship with Clients."

     At each of the Bristol-Myers, Principal and Health Options locations, DTCA will provide an office with a staff of six to eight individuals consisting of case managers, nurse educators, dieticians, counselors, administrative support and program management as needed for the number of enrollees and their geographic location in the market. The primary services provided by DTCA under these contracts include (1) identification and clinical stratification of enrollees with diabetes; (2) education of the primary care physician network on the services available to them and their patients under the program; (3) development of individual treatment plan recommendations; (4) provision of patient diabetes disease education and support; (5) provision of case management recommendation for hospitalized diabetes patients; (6) monitoring and support of the treatment plan with the primary care physician and with the patient; and (7) monitoring and reporting of clinical progress and outcomes and provision of assistance to the network providers in improving outcomes.

     Diabetes population management contracts require a sophisticated management information system to enable DTCA to manage the care of large diabetes patient populations and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes will meet DTCA's initial information management needs for its diabetes population management services and has installed and is utilizing the system at the Bristol-Myers location.

     For fiscal 1996, 1995 and 1994, the Company has incurred approximately $3.4 million, $4.3 million and $1.5 million, respectively, in new product development and marketing expenditures primarily related to its disease management efforts. The Company anticipates that it will continue marketing and development expenditures associated with these products during fiscal 1997 and to incur significant additional corporate operational support costs associated with the implementation and operation of the Principal and Health Options contracts. While the Company believes that the new products will, over time, be accepted as addressing the evolving needs of managed care payors to meet the challenges of reducing cost and improving outcomes for individuals with diabetes, no assurances can be given that its diabetes disease management efforts will be successful and will generate revenues equal to or greater than the costs incurred in their development, marketing and operation.

     DTCA operates through Arthritis and Osteoporosis Care Center, Inc. ("AOCC"), a wholly-owned subsidiary of the Company, two arthritis and osteoporosis treatment centers in Nashville, Tennessee and Toledo, Ohio. These centers are designed as comprehensive treatment centers providing the resources to meet all of the needs of individuals with arthritis and osteoporosis in one location.

     In August 1995, the Company sold its mail order diabetes supply business. The net revenues of this business were $1,898,000 and $2,373,000 for fiscal years 1995 and 1994, respectively. This business produced no material profit or loss to the Company from its operation or from its sale.

     The following table sets forth the number and location by state of the hospitals in which the DTCA's diabetes treatment centers in effect as of August 31, 1996 are located and the aggregate number of licensed beds in these hospitals:


          ========================================================
                                Number of      Client Hospitals'
                State        Client Hospitals  Licensed Beds (1)
          ========================================================
          Florida                           8              2,260
          Georgia                           7              1,812
          Utah                              7                743
          California                        6              1,472
          New Jersey                        4              1,575
          North Carolina                    4                751
          Oregon                            4                795
          Alabama                           3                946
          South Carolina                    3                870
          Tennessee                         3              1,365
          Texas                             3                964
          Virginia                          3                905
          New York                          2                587
          Wisconsin                         2                451
          Colorado                          1                285
          Kentucky                          1                157
          Indiana                           1                330
          Iowa                              1                603
          Louisiana                         1                166
          Massachusetts                     1                344
          Minnesota                         1                366
          Missouri                          1                238
          Nebraska                          1                316
          Nevada                            1                225
          Oklahoma                          1                247
          Ohio                              1                605
          Pennsylvania                      1                274
                                           --             ------
          Total                            72             19,652
                                           ==             ======

(1) Numbers based upon the American Hospital Association's 1995/96 Guide to the Healthcare Field.

DTCA'S  BUSINESS STRATEGY

     DTCA's hospital-based diabetes treatment center business has grown from two diabetes treatment contracts in effect in 1984 to 61 contracts in effect in 27 states at August 31, 1996. The following table presents the number of contracts in effect during the past five fiscal years:


       ----------------------------------------------------------------
       Fiscal Year Ended August 31,        1996  1995  1994  1993  1992
       ----------------------------------------------------------------
       Contracts in effect at beginning
         of period                           69    69    70    65    57

       Contracts signed                       5     9    11     9     9

       Contracts discontinued               (13)   (9)  (12)   (4)   (1)
                                            ---------------------------
       Contracts in effect at end of
         period                              61    69    69    70    65
                                            ===========================
       Hospital sites where services
         are delivered                       72    74    71    70    65
                                            ===========================


     During fiscal 1996, DTCA also signed contracts with three healthcare payors for its new diabetes disease management products. These contracts cover implementation of the Company's program in eight markets covering approximately 13,000 to 14,000 individuals with diabetes in these locations.

     The Company's growth strategy is primarily to further develop and expand its hospital-based diabetes treatment center business, to develop new relationships directly with payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and if the Company determines that it will enhance and/or accelerate the development of its diabetes disease management product for the managed care marketplace, the Company may develop strategic alliances or joint ventures with other entities that have interests in diabetes care. The Company believes that the healthcare payor market is recognizing the potential cost-savings and improved outcome benefits of chronic disease programs, including diabetes population management services. The Company also believes that its position as the leading provider of diabetes treatment services to hospitals and physicians will be an advantage in comparison with other potential competitors or with the payors themselves who have no such actual diabetes treatment experience.

     DTCA's ability to generate revenues and profits from its diabetes disease management contracts with payors is dependent primarily on its ability to reduce overall healthcare costs for individuals with diabetes while improving
clinical outcomes for these individuals.   While DTCA has considerable
supporting evidence and there exists considerable independent research regarding the ability to reduce the healthcare costs and to improve the clinical outcomes for individuals with diabetes through effective management of the disease, DTCA's ability to operate these contracts in a manner that will produce profitability for the Company has not yet been established because the Company's initial disease management contracts are believed to be the first of this type in the industry and have only recently been implemented or are in the process of being implemented.


DTCA'S OPERATIONAL RELATIONSHIP WITH CLIENTS

     In DTCA's typical hospital relationship, the Company is retained to be the service-line manager for the client hospital's diabetes treatment services. Although DTCA interacts with and provides services to patients located throughout the entire hospital, a dedicated area or a medical/surgical unit of the hospital is often reserved for the diabetes treatment center. Each diabetes treatment center typically consists of dedicated patient beds, an exercise facility, a classroom and staff offices.

     In its effort to increase the client hospital's market share of diabetes patients, DTCA has developed expertise in community relations to make patients, physicians and payors aware of the services offered by the diabetes treatment centers. Generally, DTCA provides materials and programs associated with community relations activities for each diabetes treatment center. These efforts increase the visibility of the client hospital within its community and additional diabetes patients that otherwise would have utilized other hospitals and providers in the area are attracted to the client hospital and its medical staff.

     The hospital provides all equipment and furnishings needed for the diabetes treatment center and is responsible for routine patient services including admissions, nursing care, housekeeping, laboratory and other ancillary services, and billing and collections for all patients. The DTCA staff is responsible for coordinating and supporting the management of the treatment of both inpatients and outpatients with diabetes in accordance with the treatment objectives of the patient's physicians. DTCA provides corporate support to each client hospital and to the on-site DTCA staff in the areas of community relations, staff training and education, financial analysis, clinical programming and management, quality assurance, utilization review and ongoing program development and refinement.

     DTCA typically sends one monthly bill to each client hospital, and is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services. Health insurance, including Medicare and Medicaid, cover charges incurred on an inpatient basis on the same basis as non-diabetes related inpatient episodes. Many insurance plans, including Medicare, also provide coverage for outpatient education services for people with diabetes.

     Pursuant to DTCA's disease management contracts with payors, DTCA provides a core group of diabetes treatment and support staff that will be responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers.


DTCA'S CONTRACTUAL RELATIONSHIP WITH CLIENTS

     DTCA has a variety of contractual relationships with its client hospitals. Fee structures under the hospital contracts consist of either incentive-based fees, fixed management fees or a combination thereof. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes inpatients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital. The Company in previous years had designated DTCA contracts as either "A" contracts or "B" contracts depending primarily on whether the assumption of risk for the center program costs was assumed by DTCA or the client hospital. Because the terms of numerous new contracts and renewed contracts in recent periods have tended to create numerous hybrid arrangements regarding risk that do not provide for clear designation of a contract into these two categories, the Company has decided to discontinue the designation of contracts as either "A" or "B" status.

     DTCA currently has 18 operating contracts covering services at 24 hospitals that are owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"). The revenues from the Columbia/HCA contracts were approximately 15%, 15% and 22% of the Company's total revenues for fiscal years ended August 31, 1996, 1995 and 1994, respectively. Eight of those contracts covering services at eight hospitals will expire during fiscal 1997 unless renewed. A loss of the revenue derived from these contracts could materially adversely affect the Company.

     During the fourth quarter of fiscal 1996, DTCA executed an agreement with U.S. Healthcare ("USHC") to provide outpatient services to USHC enrollees with diabetes, including patient assessment and patient stratification based on the scope and intensity of needed services, as well as educational, behavioral and motivational support and outcomes tracking and reporting. Services will be provided on a packaged fee-for-service basis through DTCA centers currently operating in USHC markets. As of August 31, 1996, implementation has begun at DTCA hospital contract sites in markets which contain the greatest concentration of USHC enrollees.

     The Company's agreement with Bristol-Myers for disease management services has a two year term, provides that Bristol-Myers will continue to be at risk for all healthcare costs for their employees and dependents with diabetes and will pay DTCA a fee of $1,000,000 plus reimbursement of DTCA's costs associated with implementing its comprehensive diabetes disease management program for these individuals. In addition, the agreement also provides Bristol-Myers an exclusive, one-year right, which expires on December 31, 1996, to negotiate a further agreement with the Company regarding future joint business opportunities in diabetes disease management.

     The Company's agreements with Principal and Health Options are "shared savings" contracts with initial terms of five years. Principal and Health Options will continue to be at risk for 100% of their members' healthcare costs. DTCA will be at risk for the costs of operating its comprehensive healthcare program system at each of the seven locations included in these contracts. Cost savings produced by the system will be shared according to ratios set forth in the respective contracts. DTCA anticipates that revenues and profits from these contracts will be more heavily weighted toward the later years of the contracts' initial terms and that, during the first year of operations at each site, revenues will be slightly less than operating costs. Because of anticipated ramp-up periods at each of the contract sites and significant start-up costs and the timing delay in calculating DTCA's share of cost savings, if any, produced by the program, DTCA's profitability is expected to be negatively affected by these contracts through fiscal 1997.

     The Company anticipates that additional disease management contracts that the Company may sign could take a variety of forms including shared savings contracts such as the Principal and the Health Options contracts, contracts which provide fees to DTCA based on the number of diabetes lives under management or a combination of shared savings and fixed management fee arrangements.


DTCA'S OPERATING CONTRACT RENEWALS

     As a service provider, DTCA's revenues have been dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these contracts generally range from two to five years and are subject to periodic renegotiation and renewal of the financial terms as well as the length of the contract. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, a hospital's need to reduce the hospital's operating costs including the short-term reduction of costs associated with elimination of DTCA's program or the contract's performance.

     During fiscal 1996, 14 contracts were renewed. Some of these renewals included contract rate reductions which DTCA has traditionally undertaken to maintain favorable long-term contractual relationships. The Company anticipates that downward pressures on hospital costs will result in a continuation of contract rate reductions. During fiscal 1997, 25 contracts will reach the end of their terms unless renewed.

     Also during fiscal 1996, 13 contracts were discontinued or not renewed.
The Company believes that the general uncertainties associated with the changes taking place in the healthcare industry and the reactions of the Company's client hospitals to date to this changing healthcare environment have adversely affected the Company's revenues and the contract retention during fiscal 1996, 1995 and 1994 and may continue to have an adverse effect in future periods. While the Company believes that its programs reduce the costs of care for hospitalized diabetes patients, certain hospitals faced with pressures to make immediate cost reductions have decided that the short-term benefit of eliminating the costs associated with programs such as the Company's diabetes program is justified. However, the Company also believes that the growth in healthcare payor demand for effective chronic disease management programs from healthcare providers such as hospitals will eventually stabilize DTCA's hospital contract business and will provide an opportunity for future growth in this business. During fiscal 1996 there were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts.


DTCA'S PHYSICIAN RELATIONSHIPS

     DTCA generally contracts with leading physicians in that community who specialize in the treatment of diabetes to serve as medical directors or associate medical directors of the diabetes treatment center. These physicians, who are independent contractors with DTCA or, in certain circumstances, with the client hospital, remain in private practice and are responsible for billing and collecting for their personal professional services. In addition, these physicians receive a fixed annual stipend under their contracts for providing specific services to the diabetes treatment center in the areas of medical supervision, liaison with the hospital's medical staff, quality control and staff and patient education. These contracts generally have terms of one to two years with renewal options and generally cannot be extended beyond the terms of the related hospital contract.

     DTCA also targets local physicians in its awareness efforts. Each member of the center staff is assigned to work with physicians who have diabetes patients in the hospital and to serve as case manager for those patients, thus helping to assure that the physicians' treatment objectives are met.

DTCA'S COMPETITION

     The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. DTCA's principal competition for its treatment center business is from hospitals that have basic programs for treating patients with diabetes. Generally, hospitals have not committed the time, personnel or financial resources necessary to establish and maintain comprehensive diabetes treatment services comparable to the services offered by DTCA's diabetes treatment centers. The Company is also aware that other companies such as major pharmaceutical companies and managed care organizations, which may have greater financial, research, staff, and marketing resources than the Company, are interested in diabetes disease management and may develop the necessary expertise alone or in partnership with other providers to compete with DTCA in its diabetes disease management efforts. There is no assurance that the Company could compete effectively with these companies.

DTCA'S GOVERNMENTAL REGULATION

     While DTCA itself is not directly subject to many of the governmental and regulatory requirements affecting healthcare delivery, its client hospitals must comply with a variety of regulations including the licensing requirements of federal, state and local health agencies, state mandated rate control initiatives and the requirements of municipal buildings codes, health codes and local fire departments.

     DTCA is indirectly affected by changes in the laws governing hospital reimbursement under governmental programs such as Medicare. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce the overall federal budget deficit. Recently introduced federal legislation, if enacted, would significantly limit the rate of increase in Medicare spending over the next several years and establish block grants to the states for Medicaid spending. These funding limitations, if enacted, could negatively impact hospital revenues and operations. There can also be no assurance that current or future legislative initiatives or government regulation will not adversely affect DTCA's operations or reduce the demand for its services.

     Various federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The "fraud and abuse" provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of Medicare or Medicaid patients. While the Company believes that its business arrangements with its client hospitals and medical directors are in compliance with these statutes, these fraud and abuse provisions are broadly written and the full extent of their application is not yet known. The Company is therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. Certain of these motions are still pending.

     The Company has cooperated fully with the OIG in its investigation, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company's financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit. During the fiscal year ended August 31, 1996, the legal expense costs associated with these matters totaled approximately $250,000.


AMSURG - PRACTICE-BASED AMBULATORY SURGERY CENTERS

     Practice-based ambulatory surgery centers are licensed outpatient surgery centers equipped and staffed for a single medical specialty and are generally located in or adjacent to a physician group practice. AmSurg has targeted ownership in centers that perform gastrointestinal endoscopy, eye surgery, urology, orthopaedics or otolaryngology procedures. These specialties perform many high-volume, lower risk procedures that are appropriate for the practice-based setting. The focus at each center on only the procedures in a single specialty results in these centers generally having significantly lower capital and operating costs than the costs of hospital and freestanding ambulatory surgery center alternatives that are designed to provide more intensive services in a broader array of surgical specialties. In addition, the practice-based surgery center, which is located in or adjacent to the group practice, also provides a much more convenient setting for the patient and for the physician performing the procedure. Improvements in technology are also enabling additional types of procedures to be performed in the practice-based setting.

     AmSurg believes that a primary competitive advantage is the translation of lower surgery center costs into lower prices for high quality service in a very convenient location. AmSurg believes that the fees charged by its surgery centers are generally less than the fees charged by hospitals or by freestanding surgery centers.

     The AmSurg development staff selects potential acquisition and new center startup candidates based on identification of specific group practices in the medical specialties which AmSurg has targeted for development. These candidates are then screened against AmSurg's project criteria which include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative strength of the physician practice under consideration, certificate of need requirements for development of a new center and other factors. The Company believes that continuing pressures to reduce healthcare costs provides AmSurg with a significant opportunity to develop new centers in partnership with physician practices.

     AmSurg intends to expand primarily through the development and acquisition of additional surgery centers in targeted surgical specialties. In addition, AmSurg's surgery centers, combined with its relationships with specialty physician surgical practices in their markets, will provide other opportunities for AmSurg growth from surgical specialty network acquisition and development that may include the acquisition of specialty physician practices. By using AmSurg surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that AmSurg will strengthen its market position in contracting with managed care organizations. In furtherance of this strategy, on February 1, 1996, AmSurg acquired an undivided 70% interest in the assets of a gastroenterology and primary care physician practice located in Miami, Florida and associated with a surgery center in which AmSurg already held an ownership interest.

AMSURG CENTER STRUCTURE

     AmSurg, through its corporate subsidiaries, owns between a 51% and a 70% interest as a general partner in each partnership or as a member in each limited liability company ("LLC") that owns the individual practice-based surgery centers. The remaining partnership or LLC interest in each center is generally held by the physician practice group that has made partnership or LLC capital contributions proportionate to its interest in the center. AmSurg manages the business operations at each center. At the majority of centers, AmSurg receives a management fee paid by the partnership or LLC. In addition, for start-up centers that are being developed, a fee is generally paid by the partnership or LLC to AmSurg for management of the planning, construction and opening of the center.

     At August 31, 1996, AmSurg had 22 centers and one specialty physician practice in operation, 16 centers under development or subject to certificate of need review and 11 centers under letters of intent. While AmSurg generally owns 51% to 70% of the entities operating each of these center/practice entities, the Company's consolidated statements of operations include 100% of the results of operations of these entities reduced by the minority partners' share of the net income of the entities. In addition, because the Company owns only approximately 61% of the common stock of AmSurg, the calculation of consolidated net income of the Company includes a minority interest adjustment to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.


AMSURG FINANCING

     The Company anticipates that AmSurg operating activities will continue to provide positive cash flow and that this cash flow will be utilized in combination with borrowings under AmSurg's existing bank revolving credit agreement and other financing agreements that may be entered into by AmSurg to
finance additional AmSurg acquisition and development projects.   AmSurg may
also fund acquisition and development projects with the private sale of AmSurg debt or equity securities to parties other than the Company and as part of the consideration paid in connection with the acquisition of center and specialty physician practice interests.

     On November 20, 1996, AmSurg issued to unaffiliated institutional investors a combination of redeemable and convertible preferred stock for consideration totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November 2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place. The Company and AmSurg also are considering certain strategic alternatives in order to provide AmSurg with better access to the public and private capital necessary to fund its continuing growth. Among the alternatives available to the Company and AmSurg is the alternative of creating a public market for AmSurg common stock either through a public offering of authorized but unissued shares of AmSurg common stock or the spinoff of AmSurg common stock owned by the Company. No assurance can be made that the Company and AmSurg will effect any such strategic alternative.

     In September 1993, AmSurg entered into a revolving credit agreement with a lending institution. This agreement was amended and restated in June 1996.
The agreement provided for repayment of a term loan totaling $5.6 million by installment payments through June 2000 and also provided an additional $12 million of borrowing capacity to finance additional development and acquisition projects. Borrowings under the $12 million portion of this agreement must be completed by June 10, 1998 and are repayable through June 10, 2002. As of August 31, 1996, AmSurg had borrowed $3,744,000 under this $12 million facility.


AMSURG THIRD PARTY PAYMENT

     Practice-based ambulatory surgery centers such as those owned by AmSurg depend upon third-party programs, including governmental and private insurance programs, to pay for facility services rendered to patients in the centers. Physicians who perform procedures in these centers bill and are paid separately by these third party programs for their professional fees. Physicians' professional fees are not included in the revenues of AmSurg. AmSurg also is a partner in a physician group practice which also derives a significant amount of its revenue from third party payors.

     AmSurg's surgery centers derive a significant portion of their net revenues from healthcare programs including Medicare and Medicaid. The Medicare program presently pays ambulatory surgery centers in accordance with a fee schedule which is prospectively determined. As part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93"), Congress froze the Medicare fee schedule for ambulatory surgery centers for the fiscal years ended September 30, 1994 and 1995. Effective October 1, 1995 the Medicare ambulatory surgery center fee schedules were increased by 3.2% and on October 1, 1996 Medicare increased the fee schedules by 2.6%. There may be continuing legislative and regulatory initiatives to limit the rate of increase in expenditures of the Medicare and Medicaid programs in an effort to curtail or reduce the federal budget deficit. These limitations, if enacted, could negatively impact AmSurg center revenues and operations.

     In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as preferred provider organizations, health maintenance organizations and other similar structures. The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services with greater financial resources and market penetration than AmSurg, to contract with these systems. The Company believes that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of AmSurg's efforts to contract with healthcare payors, the Company believes that AmSurg's position as a low-cost alternative for certain surgical procedures should enable AmSurg centers to compete effectively in the evolving healthcare marketplace.

AMSURG'S GOVERNMENTAL REGULATION

     AmSurg's surgery centers and its physician partners are subject to numerous regulatory, accreditation and certification requirements, including requirements related to licensure, certificate of need, reimbursement from insurance companies and other private third-party payors, Medicare and Medicaid participation and reimbursement, and utilization and quality review organizations. The grant and renewal of these licenses, certifications and accreditations are based upon governmental and private regulatory agency inspections, surveys, audits, investigations or other reviews, including self-reporting requirements. An adverse review or determination by any regulatory authority could result in denial of a center's plan of development or proposed expansion of facilities or services, the loss or restriction of licensure by a center or one or more of the physician partners, or loss of center certification or accreditation. A regulatory authority could also reduce, delay or terminate reimbursement to a center or require repayment of reimbursement received. The loss, denial or restriction of any such licensure, accreditation, certification (including certificates of need or exemption therefrom) or reimbursement through changes in the regulatory requirements, an enforcement action, or otherwise, could have a material adverse effect on AmSurg.

     As generators of infectious waste, the AmSurg surgery centers are required to satisfy all federal, state and local waste disposal requirements. If any regulatory agency finds a center to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the center in question could be forced to cease operations. The Company believes that the AmSurg centers dispose of such waste properly.


PHYSICIAN SELF-REFERRAL AND ILLEGAL REMUNERATION PROVISIONS

     Recent federal legislation, including OBRA 93, prohibit referrals of Medicare and Medicaid patients for "designated health services" in which a physician has an ownership or investment interest. In addition, other federal and state legislation makes certain investment and financial arrangements between healthcare service providers and referring physicians illegal if such arrangements are determined to encourage referrals by the physician (the "anti-kickback provisions"). Violation of the federal anti-kickback provisions is a felony, punishable by a five year jail sentence and/or exclusion from participation in the Medicare and Medicaid programs. The Department of Health and Human Services has from time to time published regulations identifying certain "safe harbors", including investment interests, which offer exemption from the anti-kickback provisions.

     The Company believes that the structure and the activities of the AmSurg centers are not outlawed by OBRA 93 because, among other reasons, ambulatory surgery services are not a "designated health service" subject to the prohibition. In addition, various state legislation aimed at banning physician ownership of certain health services has generally exempted ownership of ambulatory surgery centers by the physicians who perform procedures in these centers from such prohibitions. Further, the Company believes that the structure and activities of the AmSurg centers are not in violation of the anti-kickback provisions although to date they have not been afforded safe harbor protection.

     There can, however, be no assurance that physician ownership of surgery center interests could not be prohibited in the future. In the event of such prohibition, AmSurg would be required to purchase the limited partnership or LLC interests currently owned by physicians under the terms of its limited partnership or operating agreements generally at a preset multiple of actual pretax earnings for the center. These purchase arrangements provide for payment of the consideration generally in the form of cash, notes and common stock of AmSurg. The Company believes that, should physicians no longer have an ownership interest, the physicians would continue to utilize the center because of its location inside of or adjacent to their practice. Utilizing alternative surgery sites for these procedures would be much less convenient and less efficient for the physicians and for their patients. However, there can be no assurance that the physicians would continue to utilize the center's services.

INSURANCE

     The Company maintains professional malpractice liability and general liability insurance for all of its locations and operations. The cost of liability insurance coverage and the availability of such coverage has varied widely in recent years. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. The Company's liability insurance coverage provides for certain deductible levels to be paid by the Company. Estimated reserves to cover potential payments under these deductibles have been provided in the Company's financial statements.

EMPLOYEES

     As of August 31, 1996, the Company had 298 full-time employees and 126 part-time employees distributed by position as follows: 111 center management and administrative personnel; 101 clinical nurse specialists; 99 other healthcare professionals, including counselors, dietitians and exercise therapists; and 113 center support and Company management personnel.
Employees of AmSurg centers are generally employees of the physicians' practice who are leased by the partnership or LLC that owns and operates the center.
The physicians who are the medical directors of the diabetes, arthritis and osteoporosis treatment and AmSurg centers are independent contractors, and not employees of the Company. The Company's employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.


ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in Nashville, Tennessee and contains an aggregate of approximately 39,400 square feet of office space, which the Company leases pursuant to an agreement that expires in December 1999. The Company subleases to AmSurg approximately 15,000 square feet of its corporate headquarters pursuant to a sublease which also expires December 1999. All of the Company's diabetes and arthritis and osteoporosis treatment centers are located in hospital-based units for which the Company pays no rent. At each of DTCA's disease management contract sites, DTCA will rent office space ranging from 1,000 to 3,000 square feet for terms of two to three years.
AmSurg partnerships and LLCs generally lease space for their surgery centers. Nineteen of the centers and the physician practice in operation at August 31, 1996 lease space ranging from 1,200 to 7,800 square feet with remaining lease terms ranging from two to eighteen years. Three centers in operation at August 31, 1996 are located in buildings owned by AmSurg or the related partnership.


ITEM 3.  LEGAL PROCEEDINGS

     The Internal Revenue Service has completed examinations of the Company's federal income tax returns through the fiscal year ended August 31, 1992. In connection with these examinations, the Company received assessments totaling approximately $2.6 million primarily related to the disallowance of deductions taken for certain costs associated with the leveraged buy-out of the Company in August 1988 and for certain costs associated with the sale of the Company's alcohol and drug treatment business in August 1989. The Company filed a petition with the Tax Court to contest the assessments. In September 1996 a settlement was reached with the Internal Revenue Service which substantially confirmed the Company's position on these issues and accordingly, the Company reversed $760,000 of income tax liabilities it had previously provided for these matters.

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the OIG of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes.

On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. Certain of these motions are still pending.

     The Company has cooperated fully with the OIG in its investigation, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company's financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit. During the fiscal year ended August 31, 1996, the legal expense costs associated with these matters totaled approximately $250,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding executive officers of the Company as of August 31, 1996. Executive officers of the Company serve at the pleasure of the Board of Directors.


     Employee       Age                         Position
------------------  ---  -----------------------------------------------------
Thomas G. Cigarran  54   Chairman of the Board and Chief Executive Officer
                         since 1988, President and Director since 1981.
                         Chairman, President and Chief Executive Officer of
                         AmSurg since 1992.

James A. Deal       46   Executive Vice President since 1991, Vice President
                         from 1982-1990, President of DTCA since 1985.
                         Director of AmSurg since 1992.

Henry D. Herr       50   Executive Vice President-Finance and Administration
                         since 1986, Chief Financial Officer since 1981,
                         Secretary and Director since 1988.  Vice President,
                         Secretary and Director of AmSurg since 1992.

Robert E. Stone     50   Vice President since 1981, Executive Vice President of
                         DTCA since 1989.

David A. Sidlowe    46   Vice President since 1984, Controller since 1982.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a)  Market Information

     The Company's common stock is traded over the counter on The Nasdaq Stock Market under the symbol AMHC.

     The following table sets forth the high and low sales prices per share of common stock as reported by Nasdaq for the relevant periods.


                                             Common Stock
                                                Prices
                                            --------------
                                             High    Low
                                            ------  ------
              Year Ended August 31, 1996
                First Quarter               $10.13  $ 5.75

                Second Quarter               10.75    8.75

                Third Quarter                12.38    8.25

                Fourth Quarter               14.38   10.00

              Year Ended August 31, 1995

                First Quarter                 9.00    5.13

                Second Quarter                8.25    4.88

                Third Quarter                 8.38    6.38

                Fourth Quarter                7.63    5.38

(b)  Holders

     At November 13, 1996 there were approximately 2,550 holders of the Company's Common Stock, including 150 stockholders of record.


(c)  Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company's Board of Directors, which will review this dividend policy from time to time. However, the declaration of dividends is currently limited in amount under the Company's senior revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

For the Twelve Months Ended and At August 31,
(In thousands except per share data)

                                                        -----------------------------------------------
                                                         1996       1995      1994      1993      1992
                                                        ------     ------    ------    ------    ------
OPERATING DATA:
  Revenues:
   DTCA and other                                       $31,403   $36,583   $41,144   $39,682   $37,112
   AmSurg                                                29,206    20,026    10,900     4,331       -
                                                        -------   -------   -------   -------   -------
    Total revenues                                       60,609    56,609    52,044    44,013    37,112
  Expenses:
   Salaries and benefits                                 29,088    24,411    22,075    18,533    16,488
   Other operating expenses                              16,879    17,708    16,685    13,646    11,860
   Depreciation and amortization                          3,927     3,459     2,301     1,787     1,336
   Interest                                                 828       600        89        22        12
                                                        -------   -------   -------   -------   -------
     Total expenses                                      50,722    46,178    41,150    33,988    29,696
                                                        -------   -------   -------   -------   -------
  Income before income taxes and minority interests       9,887    10,431    10,894    10,025     7,416
  Income tax expense #                                    1,358     2,659     3,586     3,884     3,040
                                                        -------   -------   -------   -------   -------
  Income before minority interests                        8,529     7,772     7,308     6,141     4,376
    AmSurg minority partners' interest                    4,783     3,446     1,975       731       -
    AmSurg minority stockholders' interest                  486       410         6      (127)      -
                                                        -------   -------   -------   -------   -------
  Net income                                            $ 3,260   $ 3,916   $ 5,327   $ 5,537   $ 4,376
                                                        =======   =======   =======   =======   =======
  Net income  per share                                 $  0.40   $  0.48   $  0.63   $  0.66   $  0.52
                                                        =======   =======   =======   =======   =======

  Weighted average common shares and equivalents          8,161     8,211     8,461     8,404     8,370

  Components of net income:
   DTCA and other                                       $ 2,461   $ 3,242   $ 5,289   $ 5,707   $ 4,376
   AmSurg                                                   799       674        38      (170)      -
                                                        -------   -------   -------   -------   -------
    Total net income                                    $ 3,260   $ 3,916   $ 5,327   $ 5,537   $ 4,376
                                                        =======   =======   =======   =======   =======

BALANCE SHEET DATA:
  Cash and cash equivalents                             $13,990   $13,722   $11,820   $ 9,445   $10,323
  Working capital                                        15,067    13,353    14,295    13,454    11,961
  Total assets                                           78,205    65,532    53,853    40,784    32,203
  Long-term debt and other long-term liabilities         13,345     7,384     4,377     2,067     1,665
  Minority interest                                      13,797    10,582     7,002     3,416       -
  Stockholders' equity                                   41,611    38,299    36,460    30,850    25,158



# Includes nonrecurring income tax benefit in the fourth quarter of fiscal 1996 of $760,000, or $.09 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     American Healthcorp, Inc. and its subsidiaries (the "Company") currently operate two business segments, Diabetes Treatment Centers of America, Inc. ("DTCA") and AmSurg Corp. ("AmSurg"). DTCA, a wholly-owned subsidiary, is the nations's leading provider of diabetes services to physicians, hospitals and healthcare payors designed to enhance the quality and lower the cost of treatment of patients with diabetes. AmSurg, a majority-owned (61% at August 31, 1996) subsidiary, develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the new "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for AmSurg include: AmSurg's ability to enter into partnership agreements for new practice-based ambulatory surgery centers and new specialty physician networks; AmSurg's ability to contract with managed care payors for its existing centers and its centers that are currently under development; AmSurg's ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; and AmSurg's ability to maintain favorable relations with its physician partners.

                                      DTCA

     The principal sources of revenues for DTCA were its operating contracts for hospital-based diabetes treatment centers. Fee structures under the hospital contracts consist of either incentive-based fees, fixed management fees or a combination thereof. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes inpatients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital.

     The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of the end of fiscal years 1996, 1995 and 1994.
The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                                   As of August 31,
                          ==============================================================
                                 1996                 1995                 1994
                          ==============================================================
                                     Hospital             Hospital             Hospital
                          Contracts   Sites    Contracts   Sites    Contracts   Sites
                          -------------------  -------------------  --------------------
Hospital contracts/sites         59        61         68        70         69        71

Network contracts/sites           2        11          1         4          -         -
                          ---------  --------  ---------  --------  ---------  --------
Total contracts/sites            61        72         69        74         69        71
                          ---------  --------  ---------  --------  ---------  --------

The components of changes to the total number of DTCA hospital contracts for fiscal years 1996, 1995 and 1994 are presented below.


                                         Fiscal year ended August 31,
                       =================================================================
                              1996                 1995                 1994
                       =================================================================
                                  Hospital             Hospital             Hospital
                       Contracts   Sites    Contracts   Sites    Contracts   Sites
                       -------------------  -------------------  -----------------------
Total contracts/sites
 at beginning of
 period                      69        74         69        71         70        71

New contracts/sites
 signed                       6        11          9         9         11        12

Contracts/sites
 discontinued               (13)      (13)        (9)       (9)       (12)      (12)

Conversion of stand
 alone hospital contract
 to hospital network
 contract                    (1)        -          -         3          -         -
                       --------   -------   --------   -------   --------   -------
Total contracts/sites        61        72         69        74         69        71
                       --------   -------   --------   -------   --------   -------

     During fiscal 1996 and 1995, 14 and 25 contracts, respectively, were renewed for DTCA hospital-based diabetes treatment centers. During fiscal 1997, there will be 25 contracts which will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

     The Company believes that general uncertainties associated with the changes taking place in the healthcare industry and hospital pressures to reduce operating costs as a result of increasing managed care payor influences have adversely affected the Company's revenues and contract retention during fiscal 1996 and 1995 and may continue to have an adverse effect on hospital contract profitability in future periods. While the Company believes that its programs reduce the costs of care for hospitalized diabetes patients, certain hospitals faced with pressures to make immediate cost reductions have decided that the short-term benefit of eliminating the costs associated with programs such as the Company's diabetes program is justified. However, the Company also believes that the growth in healthcare payor demand for effective chronic disease management programs from healthcare providers such as hospitals will eventually stabilize DTCA's hospital contract business and will provide an opportunity for future growth in this business.

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. Certain of these motions are still pending.

     The Company has cooperated fully with the OIG in its investigation, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company's financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit. During the fiscal year ended August 31, 1996, the legal expense costs associated with these matters totaled approximately $250,000.

     While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from comprehensive healthcare management contracts with managed care payors for their enrollees with diabetes. During fiscal 1996 and 1995 the Company incurred approximately $3.4 million and $4.3 million, respectively, in expenditures for the development and marketing of new products associated primarily with these comprehensive diabetes disease management efforts. These expenditures have been incurred primarily to identify and develop diabetes population management products to address varying managed care payor needs and delivery system requirements, to develop the staff and materials and implement a managed care payor marketing program for these products and to develop the Company's information technology capabilities. Information technology efforts have focused primarily on supporting claims/cost analyses for individuals with diabetes for potential payor customers as part of the marketing process, developing clinical patient management and data collection capabilities and developing information technology support systems required to manage and measure performance under operating contracts with managed care payors. The Company anticipates that it will need to continue these disease management product development and marketing efforts during fiscal 1997 at expenditure levels it expects to approximate fiscal 1996 expenditure levels and additional expenditures during fiscal 1997 will be required to support the comprehensive healthcare management contracts for individuals with diabetes which will be implemented during fiscal 1997.

     The Company's growth strategy is primarily to develop new relationships directly with payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and to further develop its hospital-based diabetes treatment center business. If the Company determines that it will enhance and/or accelerate the development of its comprehensive diabetes disease management product for the managed care marketplace, the Company may develop strategic alliances or joint ventures with other entities that have interests in diabetes care. Pursuant to the strategy with payors, DTCA is expected to provide management services designed to improve the quality of care for individuals with diabetes while lowering the overall cost of care. DTCA fees under these agreements with payors may take the form of shared savings of overall diabetes enrollee healthcare costs, capitated payments to DTCA that cover DTCA's services to enrollees but do not include responsibility for enrollee healthcare claims or some combination of these arrangements. The Company believes that its current position as the leading provider of diabetes treatment services to hospitals and physicians will be an advantage in comparison with other potential competitors or with the payors considering initiating such services themselves, most of whom have no such actual diabetes treatment or comprehensive diabetes population management experience.

     In this regard, during January 1996, DTCA entered into an agreement with Bristol-Myers Squibb Co., U.S. Pharmaceuticals ("Bristol Myers") whereby DTCA will provide its comprehensive diabetes disease management services to Bristol-Myers' employees, dependents and retirees located in central and western New Jersey and eastern Pennsylvania. During the initial two-year term of this agreement, Bristol-Myers will continue to be at risk for all healthcare costs for this population, will reimburse DTCA for DTCA's costs associated with implementing its comprehensive diabetes disease management program for this group of individuals and will pay DTCA $1,000,000. Implementation of this agreement began during the Company's third quarter of fiscal 1996. In addition, the agreement provides an exclusive, one-year right to negotiate a further agreement with the Company regarding future joint business opportunities.

     Also as a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their enrollees with diabetes. The Principal agreement covers six of the largest HMO subsidiaries of Principal totaling approximately 370,000 members, including an estimated 11,000 members who have diabetes. The Health Options agreement covers enrollees in their central Florida region in Orlando and seven surrounding counties encompassing approximately 65,000 members, including an estimated 1,800 to 2,000 members with diabetes. Both the Principal and the Health Options contracts have an initial term of five years. DTCA will be at risk for the costs of operating its comprehensive healthcare management system and Principal and Health Options will continue to be at risk for all of their members' healthcare costs. Cost savings produced by the system will be shared according to formulae set forth in the agreements.

     DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be slightly less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets having begun implementation by the end of October 1996. Because of expected ramp-up periods at each of the agreement sites, the significant start-up costs for the implementation program and the timing delay in calculating DTCA's share of savings, if any, which may be produced by the program, it is anticipated that DTCA's profitability will be negatively affected by these agreements during fiscal 1997.

     In June 1996, DTCA also reached agreement with U.S. Healthcare ("USHC") to provide outpatient services to USHC enrollees with diabetes, including patient assessment and patient stratification based on the scope and intensity of needed services, as well as educational, behavioral and motivational support and outcomes tracking and reporting. Services will be provided on a packaged fee-for-services basis and will be delivered through DTCA centers currently operating in USHC markets. Implementation has begun at DTCA hospital contract sites in markets which contain the greatest concentration of USHC enrollees.

     While the Company believes that the Principal, Health Options and the USHC agreements will provide substantial revenue and profit opportunities for DTCA over the term of these agreements, it cannot accurately predict the amount or timing of these revenues and profits. The Company also believes the agreements with Principal, Health Options and USHC, as well as the agreement announced in January 1996 with Bristol-Myers, will provide momentum in its discussions with other potential customers for its diabetes healthcare management products; however, no assurances can be given that DTCA will be successful in developing these additional relationships.

                                     AMSURG

     Through investments made since fiscal 1993, the Company owns approximately 61% of the outstanding common stock of AmSurg, a company that develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks through partnership or limited liability company ("LLC") interests in these centers and networks.

     The following table presents the components of changes in the number of AmSurg surgery centers in operation at the end of fiscal 1996, 1995 and 1994.


                                                 Fiscal year ended August 31,
                                                 ============================
                                                    1996     1995     1994
                                                 ============================
    Centers in operation at beginning of period       18       10        4

    New center acquisitions placed in operation        2        3        4

    New development centers placed in operation        2        5        2
                                                 ----------------------------
    Centers in operation at end of period             22       18       10
                                                 ----------------------------

     Beginning in fiscal 1995, AmSurg focused its center development efforts primarily on start-up centers as opposed to center acquisitions. Because of the additional time required in the development and construction of these start-up centers, the number of centers placed in operation during fiscal 1996 was lower than in previous fiscal years. However, because most of these start-up centers will begin operation during fiscal 1997 and because AmSurg has recently resumed its acquisition efforts, it is anticipated that the number of AmSurg centers placed in operation during fiscal 1997 will be significantly higher than that experienced during fiscal 1996.

     Eighteen of the AmSurg surgery centers in operation as of August 31, 1996 perform gastrointestinal endoscopy procedures, three centers perform eye surgery procedures and one center performs ear, nose and throat procedures. As of August 31, 1996, AmSurg also owned a majority interest in sixteen partnerships or LLCs, including four projects requiring certificate of need approval, each of which will develop, own and operate a surgery center. As of August 31, 1995, AmSurg owned a majority interest in five partnerships that were developing centers. In addition, on February 1, 1996, AmSurg acquired an undivided 70% interest in the assets of a gastroenterology and primary care physician practice located in Miami, Florida and associated with a surgery center in which AmSurg already held an ownership interest. While AmSurg generally owns 51% to 70% of these center/practice entities, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities. Also, because the Company owns approximately 61% of the common stock of AmSurg, the calculation of consolidated net income of the Company includes a minority interest provision to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.

     AmSurg intends to expand primarily through the development and acquisition of additional surgery centers in targeted surgical specialties. In addition, AmSurg's surgery centers, combined with its relationships with specialty physician surgical practices in their markets, will provide other opportunities for AmSurg growth from surgical specialty network acquisition and development that may include the acquisition of specialty physician practices. By using AmSurg surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that AmSurg will strengthen its market position in contracting with managed care organizations. In order to fund its future growth, AmSurg expects to obtain additional equity or debt financing from sources other than the Company. In that respect, on November 20, 1996, AmSurg issued to an unaffiliated institutional investor a combination of redeemable and convertible preferred stock totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November 2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place. The Company and AmSurg also are considering certain strategic alternatives in order to provide AmSurg with better access to the public and private capital necessary to fund its continuing growth. Among the alternatives available to the Company and AmSurg is the alternative of creating a public market for AmSurg common stock either through a public offering of authorized but unissued shares of AmSurg common stock or the spinoff of AmSurg common stock owned by the Company. No assurance can be made that the Company and AmSurg will effect any such strategic alternative.



RESULTS OF OPERATIONS

     The Company operates two business segments, DTCA and AmSurg. Included in DTCA results of operations are the operations of two Arthritis and Osteoporosis Care centers and corporate costs attributable to DTCA. Included in AmSurg expenses are charges for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximate the Company's cost.

                                      DTCA

     The following table presents the operations of DTCA for fiscal 1996, 1995 and 1994 and associated percentage changes for fiscal 1996 from 1995 and the percentage changes for fiscal 1995 from 1994.

Fiscal Year Ended August 31,         1996       % Change    1995      % Change  1994
===========================================================================================
Revenues                          $31,403,644   (14.2)%  $36,583,573   (11.1)%  $41,144,098
                                  -----------  ------    -----------  ------    -----------
Expenses:

  Salaries and benefits            19,866,459     5.2 %   18,877,972     1.0 %   18,699,330

  Other operating expenses          7,254,703   (33.2)%   10,865,505   (11.5)%   12,270,569

  Depreciation and amortization     1,272,756    (5.0)%    1,339,357     3.6 %    1,292,638

  Interest                              5,248   (25.9)%        7,081     8.9 %        6,501
                                  -----------  ------    -----------  ------    -----------
    Total expenses                 28,399,166    (8.7)%   31,089,915    (3.7)%   32,269,038
                                  -----------  ------    -----------  ------    -----------

Income before income taxes          3,004,478   (45.3)%    5,493,658   (38.1)%    8,875,060

  Income taxes                        544,000   (75.8)%    2,252,000   (37.2)%    3,586,000
                                  ===========  ======    ===========  ======    ===========
Net income                        $ 2,460,478   (24.1)%  $ 3,241,658   (38.7)%  $ 5,289,060
                                  ===========  ======    ===========  ======    ===========



FISCAL 1996 COMPARED TO FISCAL 1995

     The DTCA revenue decrease for 1996 from 1995 resulted primarily from the impact of contract terminations, from a 9% decrease in same contract revenues for centers in operation as of September 1, 1994 and from the absence of revenues from the Company's mail order diabetes supply business which was sold at the end of 1995. The decrease in same contract revenues resulted primarily from the impact of contract fee renegotiations and restructurings. The Company believes that hospital pressures to immediately reduce their operating costs may continue to negatively impact same-contract revenue comparisons and contract renewals during fiscal 1997. While the comprehensive healthcare management contract with Bristol-Myers for enrollees with diabetes at select locations did generate a small amount of revenue for DTCA during 1996, the new managed care agreements signed by DTCA with Principal, Health Options and USHC are anticipated to begin generating revenues during fiscal 1997, though costs associated with such contracts are expected to initially exceed anticipated revenues.

     The increase in overall DTCA salaries and benefits for 1996 over 1995 resulted primarily from normal salary and benefit increases, higher staffing costs associated with DTCA's managed care contract with Bristol-Myers which was signed during the second quarter of fiscal 1996 and its contracts with Principal and Health Options signed during the fourth quarter of fiscal 1996 offset somewhat by the impact of fewer hospital contracts in operation during 1996 than during 1995 and decreased incentive compensation during 1996 compared with 1995. Salaries and benefits as a percentage of revenues for 1996 was 63.3% as compared with 51.6% for 1995.

This increase resulted primarily from the impact of reduced same-contract revenues during 1996, the absence of diabetes supply revenues during 1996 and the impact of additional salary costs associated with the Company's managed care efforts which produced minimal revenues during 1996. DTCA anticipates that salaries and benefits will increase during fiscal 1997 as a result of the implementation and operation of the managed care contracts with Principal and Health Options.

     The decrease in DTCA's other operating expenses for 1996 from 1995 resulted primarily from the sale of the Company's mail order diabetes supply business, reduced outside consulting fees associated with DTCA's new product development efforts, lower medical director costs at DTCA hospital centers and lower legal costs associated with a civil suit filed by a former employee and the resulting OIG investigation. Therefore, other operating expenses as a percentage of revenues for 1996 were 23.1% compared with 29.7% for 1995. DTCA anticipates that other operating costs will increase during fiscal 1997 as a result of the implementation and operation of the managed care contracts with Principal and Health Options.

     The decrease in DTCA's depreciation and amortization expense for 1996 from 1995 resulted from reduced amortization expense at DTCA centers where the costs of center contract development have been fully amortized, partially offset by additional amortization expense associated with the costs of center development at centers recently placed in operation.

     The decrease in income tax expense attributable to DTCA's operations for 1996 from 1995 resulted from decreased operating results for 1996 and from the reversal of $760,000 of income tax liability reserves during 1996 as a result of the favorable resolution of prior year income tax issues with the Internal Revenue Service. DTCA's effective income tax rate for 1996, excluding the nonrecurring favorable income tax expense adjustment of $760,000, increased from 41.0% for 1995 to 43.4% and resulted primarily from the impact of the fixed amount of DTCA's non-deductible amortization of excess costs over net assets of purchased companies relative to decreased levels of income. The differences between the federal statutory income tax rate and the Company's effective income tax rate during 1996 and 1995, excluding the impact of the non-recurring favorable $760,000 adjustment to income tax expense during 1996 are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

FISCAL 1995 COMPARED TO FISCAL 1994

     The DTCA revenue decrease for 1995 from 1994 resulted primarily from an 8% decrease in same-contract revenues for centers in operation as of September 1, 1993, and from an increase in the percentage mix of lower revenue, less mature contracts during 1995 compared with 1994. The decrease in same center revenues resulted primarily from the impact of contract fee restructurings. The change in the mix of contracts resulted from the impact of the discontinuance of several mature contracts during 1994 and 1995 the revenues of which were considerably higher than new contracts that were being signed and placed in operation during this period. The Company believes that the negative impact of selected contract rate renegotiations and restructurings, the transition of client hospitals to their evolving healthcare markets, the impact of changing revenue patterns resulting from new DTCA products and the timing of implementation of these new products have negatively impacted same center revenue changes, contract terminations and new center revenues.

     The increase in overall DTCA salaries and benefits for 1995 over 1994 resulted primarily from increased corporate staff overhead costs associated with DTCA's new product efforts during 1995 and from increased performance-based compensation during 1995 offset by lower corporate overhead costs associated with DTCA's traditional hospital inpatient treatment center business during 1995 and by lower staffing levels during 1995 required at new centers placed in operation during 1995 and 1994 compared with contracts terminated during this period. Salaries and benefits expense as a percentage of revenues for 1995 was 51.6% compared with 45.4% for 1994. This increase was primarily a result of the revenue decrease for 1995 from 1994 and from an increase in the corporate staff overhead costs associated with DTCA's new product efforts which did not produce significant revenue during 1995.

     The decrease in DTCA's other operating expenses for 1995 from 1994 resulted primarily from reduced center expenses such as media, community relations and contracted medical director costs offset somewhat by increased expenditures related to the Company's new product efforts and legal costs associated with the civil suit filed by a former employee and the OIG investigation. Therefore, other operating expenses as a percentage of revenues for 1995 were 29.7% compared with 29.8% for 1994.

     The increase in DTCA depreciation and amortization expense for 1995 over 1994 resulted primarily from additional amortization expense associated with the costs of center development at centers recently placed in operation partially offset by reduced amortization expense at DTCA centers where the costs of center contract development have been fully amortized. The decrease in income tax expense attributable to DTCA's operations for 1995 resulted primarily from decreased operating results compared with 1994. DTCA's effective income tax rate for 1995 increased to 41.0% from 40.4% for 1994. The increase in the effective rate resulted primarily from the impact of the fixed amount of DTCA's non-deductible amortization of excess costs over net assets of purchased companies relative to decreased levels of income. The differences between the federal statutory income tax rate and the Company's effective tax rates during 1995 and 1994 are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

                                     AMSURG

     The following table presents the operations of AmSurg for fiscal 1996, 1995 and 1994 and associated percentage changes for fiscal 1996 from 1994 and the percentage changes for fiscal 1995 from 1994.

                                                                               %
Fiscal Year Ended August 31,               1996         % Change  1995         Change   1994
===================================================================================================
Revenues                                   $29,205,697     45.8%  $20,025,821    83.7%  $10,899,771
                                           -----------  -------   -----------  ------   -----------
Expenses:

  Salaries and benefits                      9,222,023     66.7%    5,532,991    63.9%    3,376,093

  Other operating expenses                   9,624,549     40.7%    6,842,648    55.0%    4,414,489

  Depreciation and amortization              2,654,102     25.2%    2,119,290   110.2%    1,008,159

  Interest                                     822,573     38.6%      593,363   623.3%       82,034
                                           -----------  -------   -----------  ------   -----------
    Total expenses                          22,323,247     48.0%   15,088,292    69.9%    8,880,775
                                           -----------  -------   -----------  ------   -----------

Income before income taxes and
  minority interests                         6,882,450     39.4%    4,937,529   144.6%    2,018,996

  Income taxes                                 814,000    100.0%      407,000       -             -
                                           -----------  -------   -----------  ------   -----------
Income before minority interests             6,068,450     33.9%    4,530,529   124.4%    2,018,996

  AmSurg minority partners' interest         4,783,195     38.8%    3,445,651    74.5%    1,974,926

  AmSurg minority stockholders' interest       486,112     18.5%      410,213  6752.9%        5,986
                                           -----------  -------   -----------  ------   -----------
Net income                                  $  799,143     18.5%   $  674,665  1671.5%   $   38,084
                                           ===========  =======   ===========  ======   ===========




FISCAL 1996 COMPARED TO FISCAL 1995

     The increase in AmSurg revenues for 1996 over 1995 resulted primarily from more surgery centers in operation, the acquisition of the Florida physician practice as of February 1, 1996 and from an increase of 15.0% in same-center revenues at the ten centers in operation since September 1, 1994. The Company anticipates further revenue growth in 1997 resulting from additional start-up and acquisition centers placed in operation in 1996 and 1997 and from same-center revenue growth.

     The increase in salaries and benefits expense and in other operating expenses for 1996 from 1995 resulted primarily from the acquisition of the Florida physician practice and from an increase in AmSurg corporate staff primarily to support anticipated growth in centers in operation that will occur primarily during fiscal 1997.

     AmSurg's depreciation and amortization expense increases for 1996 over 1995 resulted primarily from AmSurg's acquisition of majority interests in additional surgery centers, the acquisition of the Florida physician practice and from new start-up surgery centers placed in operation. The increase in interest expense for 1996 over 1995 is primarily attributable to debt assumed or incurred by AmSurg in connection with additional acquisitions of interests in surgery centers and the Florida physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

     The effective income tax rate for 1996 for AmSurg, after reduction of taxable income for AmSurg center minority partner's interest, was 38.8% compared with 27.3% for 1995. The increase in the effective income tax rate resulted from the utilization of prior period net operating loss carryforwards during 1995. The difference between the federal statutory income tax rate and AmSurg's effective income tax rates is due primarily to the utilization of prior-period net operating loss carryforwards for 1995 and the impact of state income taxes for both 1996 and 1995.

     The AmSurg minority partners' interest in earnings for 1996 increased to $4.8 million from $3.4 million for 1995, primarily as a result of minority partners' interest in earnings at AmSurg surgery centers recently added to operations and from increased profitability at same-centers. AmSurg minority stockholders' interest in earnings increased to $486,112 for 1996 from $410,213 for 1995 primarily as a result of improved AmSurg 1996 profitability.


FISCAL 1995 COMPARED TO FISCAL 1994

     The increase in AmSurg revenues for 1995 over 1994 resulted primarily from more centers in operation which were added through acquisition and through start-up development and from increases in revenues at existing centers. The increases in salaries and benefits expense and in other operating expenses for 1995 over 1994 resulted primarily from an increased number of centers in operation and from an increase in AmSurg corporate staff to support centers in operation and the anticipated growth in the number of centers.

     AmSurg depreciation and amortization expense increases for 1995 over 1994 are associated primarily with AmSurg's acquisition of majority interests in additional practice-based ambulatory surgery centers and from new start-up centers placed in operation. Increases in interest expense are primarily attributable to debt assumed or incurred by AmSurg in connection with additional acquisitions of interests in centers plus the interest expense associated with newly opened start-up centers financed with bank debt.

     The effective income tax rate for 1995 for AmSurg, after reduction of taxable income for AmSurg center minority partners' interest, was 27.3% compared with no provision for income tax made during 1994 because of the utilization of prior period net operating loss carryforwards during that year. The difference between the federal statutory tax rate and AmSurg's effective income tax rates for both periods is due primarily to the utilization of prior period net operating loss carryforwards during 1995 and 1994 and the impact of state income taxes.

     The AmSurg minority partners' interest in earnings for 1995 increased to $3.4 million from $2.0 million in 1994 primarily as a result of additional practice-based surgery centers placed in operation and from increased profitability at existing centers. AmSurg minority stockholders' interest in earnings increased to $410,000 for 1995 from $6,000 for 1994 as a result of improved AmSurg 1995 profitability.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for fiscal 1996 generated $11.2 million in cash flow. Investing activities during this period used $11.8 million which consisted primarily of $8.5 million used by AmSurg to acquire partnership interests in additional practice-based ambulatory surgery centers and to acquire the partnership interest in the Florida physician practice and $3.4 million used for the acquisition of property and equipment for new AmSurg start-up surgery centers and for other equipment and leasehold improvement purchases for AmSurg and DTCA. Financing activities for fiscal 1996 provided $809,017 in cash flow primarily as a result of net additions to AmSurg long-term debt of $4.5 million, $866,347 in AmSurg minority partner capital contributions to AmSurg partnerships and LLCs and cash proceeds from the private sale of AmSurg common stock to parties other than the Company and $160,429 in proceeds from the exercise of options to purchase the Company's common stock; these financing proceeds were partially offset by $4.6 million in net distributions to AmSurg surgery center minority partners and $127,503 utilized to repurchase Company common stock. At August 31, 1996, the Company had no outstanding borrowings under its $10 million bank revolving credit agreement, which expires January 29, 1998, and AmSurg had $5.6 million outstanding under its amended and restated bank credit agreement which is repayable through June 2000. At August 31, 1996, AmSurg also had outstanding borrowings of $3.7 million under a credit facility which provides up to $12 million through June 1998 for acquisition and development projects with repayment of these borrowings being made through June 2002. AmSurg borrowings under this bank credit agreement bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at AmSurg's option.

     The Company believes that cash flow from DTCA operating activities and the Company's available cash balances will continue to enable the Company to fund DTCA's current working capital needs, including the implementation and operation of the new agreements with Principal and Health Options. The Company anticipates that AmSurg operating activities will continue to provide positive cash flow and that this cash flow will be utilized in combination with borrowings under AmSurg's amended and restated bank revolving credit agreement and through additional financing sources that AmSurg is expected to require to fund acquisition and development projects. On November 20, 1996, AmSurg issued to an unaffiliated institutional investor a combination of redeemable and convertible preferred stock totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November 2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place. The Company and AmSurg also are considering certain strategic alternatives in order to provide AmSurg with better access to the public and private capital necessary to fund its continuing growth. Among the alternatives available to the Company and AmSurg is the alternative of creating a public market for AmSurg common stock either through a public offering of authorized but unissued shares of AmSurg common stock or the spinoff of AmSurg common stock owned by the Company. No assurance can be made that the Company and AmSurg will effect any such strategic alternative.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           AMERICAN HEALTHCORP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                                      August 31,
                                                            ---------------------------
                                                                 1996           1995
                                                            -------------   -----------
Current assets:
  Cash and cash equivalents (Note 1)                          $13,989,848   $13,721,650
  Accounts receivable, net of allowance for uncollectible
    accounts of $845,859 and $405,992                           7,922,084     6,162,026
  Other current assets (Note 1)                                 1,471,797     1,586,051
  Deferred tax asset (Notes 1 and 3)                              679,000       934,000
                                                              -----------   -----------

    Total current assets                                       24,062,729    22,403,727
                                                              -----------   -----------

Long-term receivables and deposits                              1,008,604       120,534
                                                              -----------   -----------

Property and equipment (Note 1):
  Land and improvements                                            97,280           -
  Buildings and improvements                                    6,247,661     4,586,031
  Equipment                                                    10,043,288     7,278,162
  Construction in progress                                        591,266        42,624
                                                              -----------   -----------
                                                               16,979,495    11,906,817
  Less accumulated depreciation                                (4,711,066)   (2,916,377)
                                                              -----------   -----------
    Net property and equipment                                 12,268,429     8,990,440
                                                              -----------   -----------

Long-term deferred tax asset (Notes 1 and 3)                      740,000       453,000
                                                              -----------   -----------

Other assets, net (Note 1)                                        929,545     1,277,121
                                                              -----------   -----------
Excess of cost over net assets of purchased
  companies, net (Notes 1 and 2)                               39,195,303    32,286,755
                                                              -----------   -----------

                                                              $78,204,610   $65,531,577
                                                              ===========   ===========


See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 August 31,
                                                                      ------------------------------
                                                                            1996            1995
                                                                      --------------   -------------
Current liabilities:
  Accounts payable                                                       $   936,775     $   886,628
  Accrued salaries and benefits                                            2,348,406       2,385,784
  Accrued liabilities                                                      2,617,082       1,982,882
  Income taxes payable (Notes 1 and 3)                                       255,111       1,320,609
  Current portion of other long-term debt/liabilities
   (Notes 4 and 5)                                                         2,838,381       2,475,101
                                                                          ----------      ----------

    Total current liabilities                                              8,995,755       9,051,004

                                                                          ----------      ----------

Deferred income taxes (Notes 1 and 3)                                        456,000         215,000

                                                                          ----------      ----------

Long-term debt (Note 4)                                                   10,736,825       5,237,286

                                                                          ----------      ----------

Other long-term liabilities (Note 5)                                       2,608,041       2,146,322

                                                                          ----------      ----------

Minority interest (Note 1)                                                13,796,900      10,582,469

                                                                          ----------      ----------

Commitments and contingencies (Notes 6 and 11)


Stockholders' equity (Notes 7 and 8)
  Preferred stock
    $.001 par value, 5,000,000 shares authorized,
      none outstanding                                                           -               -
  Common stock
    $.001 par value, 15,000,000 shares authorized,
      7,985,884 and 7,979,005 shares outstanding                               7,986           7,979
  Additional paid-in capital                                              17,629,678      17,577,713
  Retained earnings                                                       23,973,425      20,713,804

                                                                          ----------      ----------
    Total stockholders' equity                                            41,611,089      38,299,496

                                                                          ----------      ----------
                                                                         $78,204,610     $65,531,577
                                                                          ==========      ==========

See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended August 31,
                                                         --------------------------------------------
                                                              1996             1995           1994
                                                         -------------   -------------   ------------
  Revenues (Note 1)                                        $60,609,341     $56,609,394    $52,043,869

  Expenses:
    Salaries and benefits                                   29,088,482      24,410,963     22,075,423
    Other operating expenses                                16,879,252      17,708,153     16,685,058
    Depreciation and amortization  (Note 1)                  3,926,858       3,458,647      2,300,797
    Interest                                                   827,821         600,444         88,535
                                                           -----------      ----------    -----------
      Total expenses                                        50,722,413      46,178,207     41,149,813
                                                           -----------      ----------    -----------

  Income before income taxes and minority interests          9,886,928      10,431,187     10,894,056

  Income tax expense (Notes 1 and 3)                         1,358,000       2,659,000      3,586,000
                                                           -----------      ----------    -----------

  Income before minority interests                           8,528,928       7,772,187      7,308,056

    AmSurg minority partners' interest (Note 1)              4,783,195       3,445,651      1,974,926
    AmSurg minority stockholders' interest (Note 1)            486,112         410,213          5,986
                                                           -----------      ----------    -----------

  Net income                                               $ 3,259,621     $ 3,916,323    $ 5,327,144
                                                            ==========      ==========    ===========

  Net income per share (Note 1)                            $      0.40     $      0.48    $      0.63
                                                           ===========      ==========    ===========

  Weighted average common shares and equivalents
    (Note 1)                                                 8,160,764       8,211,097      8,461,042



  See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                              Additional
                                        Preferred    Common     Paid-in     Retained
                                          Stock      Stock      Capital     Earnings       Total
                                      -----------  -------  ------------ ------------  ------------
Balance, August 31, 1993              $       -    $  8,236  $19,371,492  $11,470,337  $ 30,850,065

  Exercise of stock options (Note 8)          -          45      282,357          -         282,402

  Net income                                  -         -            -      5,327,144     5,327,144
                                      ---------    --------  -----------  -----------   -----------

Balance, August 31, 1994                      -       8,281   19,653,849   16,797,481    36,459,611

  Exercise of stock options (Note 8)          -          35      138,075          -         138,110

  Stock repurchase (Note 7)                   -        (337)  (2,214,211)         -      (2,214,548)

  Net income                                  -         -            -      3,916,323     3,916,323
                                      ---------    --------  -----------  -----------   -----------

Balance, August 31, 1995                      -       7,979   17,577,713   20,713,804    38,299,496

  Exercise of stock options (Note 8)          -          22      179,453          -         179,475

  Stock repurchase (Note 7)                   -         (15)    (127,488)         -        (127,503)

  Net income                                  -         -            -      3,259,621     3,259,621
                                      ---------    --------  -----------  -----------   -----------

Balance, August 31, 1996              $       -    $  7,986  $17,629,678  $23,973,425  $ 41,611,089
                                      =========    ========  ===========  ===========  ============





See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended August 31,
                                                                 -----------------------------------------
                                                                      1996          1995           1994
                                                                 ------------   -----------   ------------
Cash flows from operating activities:
  Net income                                                     $  3,259,621   $ 3,916,323   $  5,327,144
    Income tax expense (Notes 1 and 3)                              1,358,000     2,659,000      3,586,000
    AmSurg minority partners' interest (Note 1)                     4,783,195     3,445,651      1,974,926
    AmSurg minority stockholders' interest (Note 1)                   486,112       410,213          5,986
                                                                 ------------   -----------   ------------
  Income before income taxes and minority interests                 9,886,928    10,431,187     10,894,056
  Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization (Note 1)                          3,926,858     3,458,647      2,300,797
    Decrease (increase) in working capital items                     (359,151)    1,274,767      1,551,177
    Other noncash transactions                                         91,246       915,957        544,912
                                                                 ------------   -----------   ------------
                                                                   13,545,881    16,080,558     15,290,942
  Income taxes (net paid)                                          (2,095,452)   (2,485,748)    (3,682,770)
  Additions to other long-term liabilities                            583,333           -              -
  Increase in other assets                                           (393,006)   (1,140,282)      (804,868)
  Payments on other long-term liabilities (Note 5)                   (394,610)     (228,245)      (216,646)
                                                                 ------------   -----------   ------------

    Net cash flows provided by operating activities                11,246,146    12,226,283     10,586,658
                                                                 ------------   -----------   ------------
Cash flows from investing activities:
  Business acquisitions (Note 2)                                   (8,547,533)   (5,260,203)    (5,081,218)
  Acquisition of property and equipment                            (3,373,823)   (3,885,064)    (3,668,311)
  Decrease (increase) in long-term receivables and deposits           134,391       (37,920)      (105,818)
                                                                 ------------   -----------   ------------

    Net cash flows used in investing activities                   (11,786,965)   (9,183,187)    (8,855,347)
                                                                 ------------   -----------   ------------
Cash flows from financing activities:
  Additions to long-term debt (Note 4)                              6,785,333     3,527,365      1,961,181
  Payments on long-term debt (Note 4)                              (2,264,474)     (613,315)      (507,376)
  AmSurg distributions to center minority partners (Note 1)        (4,611,115)   (3,300,098)    (1,821,743)
  AmSurg center minority partners capital contributions               725,080       735,778        381,051
  Stock repurchase (Note 7)                                          (127,503)   (2,214,548)           -
  Sale of AmSurg stock (net of issuance costs)                        141,267       639,422        540,814
  Exercise of stock options (Note 8)                                  160,429        84,166         89,179
                                                                 ------------   -----------   ------------

    Net cash flows provided by (used in) financing activities         809,017    (1,141,230)       643,106
                                                                 ------------   -----------   ------------

Net increase  in cash and cash equivalents                            268,198     1,901,866      2,374,417

Cash and cash equivalents, beginning of period                     13,721,650    11,819,784      9,445,367
                                                                 ------------   -----------   ------------

Cash and cash equivalents, end of period                         $ 13,989,848   $13,721,650   $ 11,819,784
                                                                 ============   ===========   ============




See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)



                                                                              Year Ended August 31,
                                                                 -----------------------------------------
                                                                      1996          1995           1994
                                                                 ------------   ----------    -----------
Decrease (increase) in other working capital items
  excluding income taxes:
    Accounts receivable, net                                        $(906,259)  $   640,319     $  726,782
    Other current assets                                              146,505      (351,734)      (210,310)
    Accounts payable                                                   50,147      (244,224)       101,476
    Accrued expenses                                                  350,456     1,230,406        933,229
                                                                    ---------   -----------    -----------
                                                                    $(359,151)  $ 1,274,767     $1,551,177
                                                                    =========   ===========    ===========


SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

1.  Interest payments of $711,538, $441,410 and $66,613 were made during the years ended August 31, 1996, 1995 and 1994, respectively.


2.  Other noncash transactions consist of the following:

    Deferred compensation agreements                                $ 551,775     $ 571,013      $ 500,843
    Deferred income                                                  (458,333)          -              -
    Liability insurance reserves                                      (50,000)      (86,192)      (179,934)
    Accrued expenses for center closings                                 -             -            97,172
                                                                    ---------     ---------      ---------
    Miscellaneous other                                                47,804       431,136        126,831
                                                                    $  91,246     $ 915,957      $ 544,912
                                                                    =========     =========      =========

3. Shares of AmSurg stock valued at $1,351,174, $1,001,223 and $1,787,038 were issued in conjunction with the acquisition of a majority interest in various practice-based centers during the years ended August 31, 1996, 1995 and 1994, respectively.
     (See Note 2.)





See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Healthcorp, Inc. and its subsidiaries (the "Company") currently operate two business segments, Diabetes Treatment Centers of America ("DTCA") and AmSurg Corp. ("AmSurg"). DTCA, a wholly-owned subsidiary, is a national provider of diabetes services to physicians, hospitals and healthcare payors. AmSurg Corp., a majority-owned (61% at August 31, 1996) subsidiary, develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices. AmSurg's partnership with physician group practices may take the form of limited partnerships, general partnerships or limited liability companies which, in any case, the minority owners thereof are herein referred to as partners.

     a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All material intercompany profits, transactions and balances have been eliminated.

     b. Cash and Cash Equivalents - Cash and cash equivalents are comprised principally of tax-exempt debt instruments, repurchase agreements, commercial paper and other short-term investments with maturities of less than three months and accrued interest thereon. Included in cash at August 31, 1996 and 1995, is the cash of AmSurg totaling $1,427,145 and $2,645,605, respectively. The cash of AmSurg is intended to be used only for the business purposes of AmSurg.

     c. Other Current Assets - Other current assets at August 31, 1996 and 1995 are comprised of prepaid expenses, inventories and other receivables.

     d. Property and Equipment - Property and equipment costs include expenditures which increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 20 years for buildings and improvements and 5 to 10 years for equipment.

     e. Other Assets - Other assets principally include costs incurred in obtaining management contracts which are being amortized over the lives of the related contracts (generally 2 to 5 years), and the opening activities of DTCA contract centers and AmSurg centers which are being amortized over 12 months. Total accumulated amortization of other assets at August 31, 1996 and 1995 was $1,174,488 and $1,306,979, respectively.

     f. Excess of Cost Over Net Assets of Purchased Companies - The excess costs at August 31, 1996 and 1995 include net costs of $12,229,578 and $12,611,797 which arose from a management buy-out of the Company in August 1988. This excess cost is being amortized over 40 years and has no income tax basis. The excess costs at August 31, 1996 and 1995 also include excess costs which have income tax basis associated with AmSurg business acquisitions made during fiscal 1993 through fiscal 1996 which are being amortized over 25 years. (See Note 2). Accumulated amortization at August 31, 1996 and 1995 was $5,425,600 and $4,121,214, respectively. The Company assesses the impairment of the value of excess of cost over net assets of purchased companies from time to time utilizing valuation methodologies that reflect the current fair market value of the businesses that have been acquired. Effective September 1, 1996, the Company will adopt the provisions of Financial Accounting Standard No. 121 ("FAS 121")

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company does not expect the adoption of FAS 121 to result in an adjustment to the financial statements at the date of adoption.

     g. Minority Interest - Minority interest at August 31, 1996 and 1995 represents the equity attributable to the minority stockholders of AmSurg plus the equity attributable to the partners of AmSurg centers as of August 31, 1996 and 1995. (See Note 2). As of August 31, 1996, the Company owned 61% of the outstanding common shares of AmSurg and AmSurg generally owns between 51% and 60% of each of its centers.

     h. Income Taxes - The Company files a consolidated federal income tax return and, effective September 1, 1993, computes its income tax provision under Financial Accounting Standard No. 109, "Accounting for Income Taxes". AmSurg files a separate consolidated federal income tax return with a tax year ending December 31.

     i. Revenue Recognition - Revenues under the Company's contracts with hospitals are calculated based on various performance-based and fixed-fee methodologies and are recognized when the related service has been provided. Hospital contract revenues include estimates which are subject to adjustment in subsequent periods. During the years ended August 31, 1996, 1995 and 1994, approximately 15%, 15% and 22%, respectively, of the Company's revenues were derived from DTCA contracts with hospitals which had a common parent company. AmSurg revenue is recognized on the date of service, net of estimated contractual allowances from third party medical service payors including Medicare and Medicaid. During the years ended August 31, 1996, 1995 and 1994 approximately 17%, 14% and 9%, respectively, of the Company's revenues were derived from AmSurg's provision of services to patients covered under Medicare and Medicaid.

     j. Net Income Per Share - Net income per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding.

     k. Fair Value of Financial Instruments - Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost which approximates fair value. Management believes that the carrying amount of long-term debt approximates market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

     l. Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. BUSINESS ACQUISITIONS

     In four separate transactions during the year ended August 31, 1996, AmSurg acquired a majority interest in three physician practice-based surgery centers and a physician practice and related entities. The purchase price paid for the interests acquired was $10,990,183 which consisted of cash of $8,119,028, AmSurg common stock valued at $1,343,374 and assumed debt of $1,527,781. Approximately $8,950,000 of the total purchase price for these acquisitions was allocated to excess of cost over net assets of purchased companies.

     In three separate transactions during the year ended August 31, 1995, AmSurg acquired a majority interest in three physician practice-based surgery centers and another center nearing completion of construction. The purchase price paid for the center interests acquired was $7,899,178 which consisted of cash of $5,163,197, AmSurg common stock valued at $1,001,223, notes payable of $1,012,380 and assumed debt of $722,378. Approximately $6,500,000 of the total purchase price for these acquisitions was allocated to excess of cost over net assets of purchased companies.

     In four separate transactions during the year ended August 31, 1994, AmSurg acquired a majority interest in four physician practice-based surgery centers. The purchase price paid for the center interests acquired was $7,596,843 which consisted of cash of $4,794,333, AmSurg common stock valued at $1,787,038 and assumed debt of $1,015,472. Approximately $6,610,000 of the total purchase price for these acquisitions was allocated to excess of cost over net assets of purchased companies.

     Had these transactions occurred September 1, 1993, unaudited pro forma revenues for the years ended August 31, 1996, 1995, and 1994 would have been approximately $65,756,000, $64,776,000 and $62,003,000, respectively. Pro forma net income and earnings per share would not have been materially different from those reported for the period.


3. INCOME TAXES

     Income tax expense is comprised of the following:


              =========================================================
              Year Ended August 31,     1996        1995        1994
              =========================================================
              Current taxes

               Federal                 $926,000  $2,206,000  $2,969,000

               State                    189,000     481,000     659,000

              Deferred taxes            243,000     (28,000)    (42,000)
              ---------------------------------------------------------
              Total                  $1,358,000  $2,659,000  $3,586,000
              =========================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred asset for the fiscal years ended August 31, 1996 and 1995 are as follows:

                                                           ---------------------
                                                             1996        1995
                                                           ---------------------
     Deferred tax asset:

       Allowance for doubtful accounts                     $ 228,000  $  188,000
       Financial accruals without economic performance       532,000     719,000
       Deferred compensation                                 906,000     858,000
       Other                                                  15,000      42,000
                                                           ---------  ----------
                                                           1,681,000   1,807,000
                                                           ---------  ----------
     Deferred tax liability:

       Tax over book depreciation                             97,000      13,000
       Tax over book amortization                            621,000     622,000
                                                           ---------  ----------
                                                             718,000     635,000
                                                           ---------  ----------
       Net deferred tax asset                              $ 963,000  $1,172,000
                                                           =========  ==========

       Net current deferred tax asset                      $ 679,000  $  934,000
       Net long-term deferred tax asset                      284,000     238,000
                                                           ---------  ----------
                                                           $ 963,000  $1,172,000
                                                           =========  ==========

     The Company has not provided any significant valuation allowance on its deferred tax asset as it believes such allowance is unnecessary because it has been paying current taxes substantially in excess of the net deferred tax asset and anticipates continuing to do so.

     The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:


==========================================================================================
Year Ended August 31,                                   1996         1995         1994
==========================================================================================
Statutory federal income tax                         $3,362,000   $3,547,000   $3,704,0000

AmSurg center minority partners' pretax interest     (1,626,000)  (1,172,000)     (671,000)

State income taxes, less Federal income tax benefit     249,000      314,000       420,000

Amortization of excess of cost over net assets of
 purchased companies                                    134,000      136,000       130,000

Internal Revenue Service settlement                    (760,000)           -             -

AmSurg separate return (income) losses                        -            -       (15,000)

Other                                                    (1,000)    (166,000)       18,000
------------------------------------------------------------------------------------------
     Income tax expense                              $1,358,000   $2,659,000    $3,586,000
==========================================================================================

     The Company recognized a $760,000 reduction in its income tax expense in its fiscal year ended August 31, 1996 resulting from the resolution of all issues between the Company and the Internal Revenue Service relating principally to the deductibility of costs associated with the leveraged buyout of the Company in 1988 and the sale of the Company's alcohol and drug treatment business in 1989. In fiscal 1994, the Company had filed a petition with the United States Tax Court to contest the proposed disallowance by the IRS of deductions associated with these issues. In September 1996 a settlement was reached with the IRS which substantially confirmed the Company's position on these issues and, accordingly, the Company reversed $760,000 of income tax liabilities it had previously provided for these matters.

4.   LONG-TERM DEBT

     Long-term debt is comprised of the following:


=======================================================================================================
Year Ended August 31,                                                       1996            1995
=======================================================================================================
$10,000,000 revolving credit agreement at prime or .75% above
  LIBOR...............................................................       $         -     $        -

AmSurg term loan at prime or 1.75% above LIBOR (7.3% at August 31,
  1996) due through June 10, 2000.....................................         5,629,470      3,607,296

$12,000,000 AmSurg credit agreement at prime or 1.75% above LIBOR
  (average rate of 7.2% at August 31, 1996) due through June 10,
  2002................................................................         3,744,000              -

Various AmSurg debt at an average rate of 9.0% due through
  September 23, 2003..................................................         4,064,913      3,738,714
                                                                             -----------     ----------
                                                                              13,438,383      7,346,010
                                                                                              7,346,010
Less current portion..................................................         2,701,558      2,108,724
                                                                             -----------     ----------
                                                                             $10,736,825     $5,237,286
                                                                             ===========     ==========

     The Company has a revolving credit agreement with a lending institution which permits the Company to borrow up to $10,000,000. Borrowings under this agreement, at the Company's option, bear interest at the prime rate or at .75% above the LIBOR or a combination thereof. This agreement provides for a fee of
 .375% on unused commitments and expires January 29, 1998 but may be extended annually at the lender's option. This agreement contains covenants relating to working capital, operating performance, the ratio of liabilities to net worth, maintenance of a minimum net worth and the payment of cash dividends. Under the most restrictive of these covenants, approximately 41% of retained earnings was available for the payment of dividends at August 31, 1996. Unused commitments under the agreement totaled $10,000,000 as of August 31, 1996.

     On September 29, 1993, AmSurg entered into a credit agreement with a lending institution. The credit agreement was amended and restated June 25, 1996. Under the terms of the new agreement, all borrowings outstanding under the previous credit agreement were converted to a term loan that bears interest at the prime rate or 1.75% above LIBOR or a combination thereof and is being repaid on an installment basis through June 10, 2000. The borrowings under the term loan are secured by $9,623,156 of assets financed by these borrowings. Borrowings under the term loan totaled $5,629,470 of which payment of $559,415 was guaranteed by certain partners of AmSurg centers. In addition, the credit agreement permits AmSurg to borrow up to an additional $12,000,000 to finance AmSurg acquisition and development projects. New borrowings under this agreement bear interest at prime or 1.75% above LIBOR or a combination thereof. AmSurg may borrow under this credit agreement through June 10, 1998. The agreement provides for a fee of .35% on unused commitments and all additional borrowings are to be repaid on an installment basis through June 10, 2002. The agreement contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth and prohibits the payment of dividends. Borrowings under the $12,000,000 credit agreement totaled $3,744,000 at August 31, 1996 of which payment of $208,250 was guaranteed by certain partners of AmSurg centers. The borrowings under the credit agreement are secured by $492,606 of assets financed by a portion of these borrowings.

     Various of the AmSurg centers included in the Company's consolidated financial statements have loans with local lending institutions or have capitalized lease arrangements. All the loans and capitalized leases are secured by assets of the centers totaling $5,596,874 and both AmSurg and the partners have guaranteed payment of the loans and leases. In addition, AmSurg issued unsecured notes payable in connection with the acquisition of two physician practice-based surgery centers during the year ended August 31, 1995 (see Note 2).

     Principal payments required on long-term debt in the five years subsequent to August 31, 1996 are $2,701,558, $2,612,172, $3,230,801, $2,719,413 and
$1,187,437.

5. OTHER LONG-TERM LIABILITIES

     The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Prior to September 1, 1990, other key managers of the Company were also eligible to participate in a similar plan. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $2,127,372 and $1,737,672 as of August 31, 1996 and 1995, respectively, net of the current portion of $136,823 and $366,377, respectively. Plan payments required in the five years subsequent to August 31, 1996 for the Company are $136,823, $324,573, $208,615, $169,389 and
$127,846.

     Other long-term liabilities at August 31, 1996 and 1995 also include $355,669 and $408,650, respectively, of reserves related to self-insured deductibles under the Company's liability insurance program. The Company's professional and general liability risks above certain levels of per claim and annual aggregate deductibles are insured with major insurance carriers. The Company's policies provide coverage on a claims-made basis. The Company accrues the estimated liability for the retained deductibles on claims and incurred but not reported claims under these policies based on historical loss patterns and management projections.


6. LEASES

     The Company has operating lease agreements for AmSurg's ambulatory surgery centers, physician practice and the Company's and AmSurg's corporate office space. Rent expense under lease agreements for the years ended August 31, 1996, 1995 and 1994 was approximately $1,843,000, $1,427,000 and $875,500, respectively.

     The future minimum lease commitments for each of the next five years following August 31, 1996 for the Company for all non-cancelable operating leases are as follows:



                     ========================================
                     Year Ended August 31,
                     ========================================
                     1997........................  $2,310,082
                     1998........................   2,286,488
                     1999........................   2,181,860
                     2000........................   1,573,313
                     2001........................   1,124,602
                     ----------------------------------------
                            Total                  $9,476,345
                     ========================================

7. STOCKHOLDERS' EQUITY

     In December 1994, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enables the Company to make the repurchases from time to time in the open market prior to December 26, 1996. At August 31, 1996, the Company had repurchased 351,900 shares at a cost of $2,342,051.



8. STOCK OPTIONS

     The Company has a number of stock plans under which options to purchase American Healthcorp, Inc. common stock or restricted stock may be granted. All options under these plans have been granted at fair market value as of the date of the grant. The Company has reserved 50,000 shares of common stock to be granted as restricted stock as part of the Company's Board of Director compensation program of which 4,324 shares have been granted.

     Stock option activity, as adjusted for the three-for-two split effective November, 1993, for the three years ended August 31, 1996 is summarized as follows:


                                      ========================================
                                      Number of shares  Option price per share
                                      ========================================

     Outstanding at August 31, 1993         912,362           $ .001-$14.730
       Options granted                      123,011           $5.930-$21.930
       Options exercised                    (45,218)          $ .001-$12.687
       Options terminated                   (33,310)          $2.780-$12.687
                                          ---------
     Outstanding at August 31, 1994         956,845           $ .001-$21.930
       Options granted                      279,665           $ 5.100-$7.880
       Options exercised                    (35,136)          $  .001-$2.780
       Options terminated                  (274,098)          $2.780-$21.930
                                          ---------
     Outstanding at August 31, 1995         927,276           $  .001-$21.43
       Options granted                      319,325           $  6.44-$12.60
       Options exercised                    (17,555)          $  2.78-$11.42
       Options terminated                   (55,743)          $  5.93-$11.42
                                          ---------
     Outstanding at August 31, 1996       1,173,303           $  .001-$21.43
                                          =========



     As of August 31, 1996, options for 681,359 shares were exercisable at an average price of $7.77 per share and 272,708 shares were reserved for future options. As of August 31, 1995, options for 573,771 shares were exercisable at an average price of $7.29 per share and 221,290 shares were reserved for future options.

     Pursuant to a stock option plan, AmSurg has granted to certain founding and management employees of AmSurg incentive and non-qualified options to purchase shares of AmSurg common stock which, if exercised, would be equal to approximately 9.8% of its common stock outstanding as of August 31, 1996 at a price equal to the fair value of the AmSurg stock at the date of grant. All of these AmSurg options were outstanding at August 31, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". FAS 123 provides for an alternate method of recording the issuance of stock options and other stock based compensation from that promulgated by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Pursuant to the provisions of FAS 123, the Company has elected to continue to record the issuance of employee stock options in accordance with APB 25, effective September 1, 1996.

9.  EMPLOYEE BENEFITS


     The Company has a Section 401(k) Retirement Savings Plan ("Plan") available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan and are supplemented by Company contributions which are subject to vesting requirements. Company contributions under the Plan totaled $265,528, $195,716 and $210,114 for the years ended August 31, 1996, 1995 and 1994, respectively.

10. INDUSTRY SEGMENTS

     A summary of segment information for the fiscal years ended August 31, 1996, 1995 and 1994 is as follows:

    =======================================================================
          Year ended August 31,          1996         1995         1994
    =======================================================================
    Revenues:
      DTCA/American Healthcorp        $31,403,644  $36,583,573  $41,144,098
      AmSurg Corp.                     29,205,697   20,025,821   10,899,771
                                      -------------------------------------
                                      $60,609,341  $56,609,394  $52,043,869
                                      =====================================
    Operating profits:
      DTCA/American Healthcorp        $ 3,009,726  $ 5,500,739  $ 8,881,561
      AmSurg Corp.                      7,705,023    5,530,892    2,101,030
                                      -------------------------------------
                                       10,714,749   11,031,631   10,982,591
    Interest expense                     (827,821)    (600,444)     (88,535)
                                      ------------------------------------
                                      $ 9,886,928  $10,431,187  $10,894,056
                                      =====================================
    Identifiable assets:
      DTCA/American Healthcorp        $31,968,374  $31,062,102  $31,516,249
      AmSurg Corp.                     46,236,236   34,469,475   22,336,410
                                      -------------------------------------
                                      $78,204,610  $65,531,577  $53,852,659
                                      =====================================
    Capital expenditures:
      DTCA/American Healthcorp        $   651,676  $   435,653  $   332,313
      AmSurg Corp.                      2,722,147    3,449,411    3,335,998
                                      -------------------------------------
                                      $ 3,373,823  $ 3,885,064  $ 3,668,311
                                      =====================================
    Depreciation and amortization:
      DTCA/American Healthcorp        $ 1,272,756  $ 1,339,357  $ 1,292,638
      AmSurg Corp.                      2,654,102    2,119,290    1,008,159
                                      -------------------------------------
                                      $ 3,926,858  $ 3,458,647  $ 2,300,797
                                      =====================================

11.  CONTINGENCIES

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. Certain of these motions are still pending.

     The Company has cooperated fully with the OIG in its investigation, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company's financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit. During the fiscal years ended August 31, 1996 and 1995, the legal expense costs associated with these matters totaled approximately $250,000 and $750,000, respectively.

     The Company is not a party to any other pending legal proceedings which it believes will have a material adverse effect on its financial position or results of operations.

12.  SUBSEQUENT EVENT

     On November 20, 1996, AmSurg issued to an unaffiliated institutional investor a combination of redeemable and convertible preferred stock totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November 2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
American Healthcorp, Inc.

Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthcorp, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthcorp, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Nashville, Tennessee
October 18, 1996 (November 20, 1996 with respect to Note 12)

QUARTERLY FINANCIAL INFORMATION:
(IN THOUSANDS EXCEPT PER SHARE DATA)


Fiscal 1996                                               First      Second      Third      Fourth
--------------------------------------------------------------------------------------------------
Revenues:
  DTCA and other                                         $ 8,023     $ 7,691     $ 7,874   $ 7,815
  AmSurg                                                   5,881       6,714       8,086     8,525
                                                         -------     -------     -------   -------
    Total revenues                                       $13,904     $14,405     $15,960   $16,340
Income before income taxes and minority interests        $ 2,526     $ 2,631     $ 2,716   $ 2,014
Net income                                               $   800     $   705     $   653   $ 1,102
Net income per share                                     $  0.10     $  0.09     $  0.08   $  0.13
Components of net income:
  DTCA and other                                         $   651     $   508     $   366   $   936
  AmSurg                                                     149         197         287       166
                                                         -------     -------     -------   -------
    Total net income                                     $   800     $   705     $   653   $ 1,102





Fiscal 1995                                               First      Second      Third      Fourth
--------------------------------------------------------------------------------------------------
Revenues:
  DTCA and other                                         $ 9,498     $ 9,455     $ 8,970   $ 8,660
  AmSurg                                                   3,997       4,681       5,417     5,931
                                                         -------     -------     -------   -------
    Total revenues                                       $13,495     $14,136     $14,387   $14,591
Income before income taxes and minority interests        $ 2,628     $ 2,531     $ 2,484   $ 2,788
Net income                                               $ 1,171     $   976     $   875   $   894
Net income per share                                     $  0.14     $  0.12     $  0.11   $  0.11
Components of net income:
  DTCA and other                                         $ 1,034     $   823     $   727   $   658
  AmSurg                                                     137         153         148       236
                                                         -------     -------     -------   -------
    Total net income                                     $ 1,171     $   976     $   875   $   894

ITEM 9.
      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is included in pages 4-6 under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1997 and is incorporated herein by reference.

     Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1997, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report


     1.   Consolidated financial statement schedule

     Independent Auditors' Report on Schedule............................S-2
     Schedule VIII - Valuation and Qualifying Accounts...................S-3


3.    EXHIBITS

      3.1  Restated Certificate of Incorporation (incorporated by reference to
           Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-41119))

      3.2 Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-41119))

      4.1 Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

      10.1 Registration Agreement dated as of August 31, 1988, as amended, by and among the Company, as successor to AHC Merger, Inc., and certain stockholders identified therein (incorporated by reference to Exhibit
           10.2 to Registration Statement on Form S-1 (Registration No.
           33-41119))

      10.2 Revolving Credit Agreement as Amended and Restated dated as of July 14, 1992 and May 10, 1995, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to Form 10-K of the registrant for its fiscal year ended August 31, 1992 and Exhibit 10.1 to Form 10-Q of the registrant for its quarter ended May 31, 1995)

      10.3 Amended and Restated Loan Agreement dated June 25, 1996, between AmSurg and SunTrust Bank, Nashville, N.A. (incorporated by reference to Exhibit 10.1 to Form 10-Q of the registrant for its quarter ended May 31, 1996)

Management Contracts and Compensatory Plans

      10.4 Employment Agreement as Amended and Restated dated August 31, 1988 between the Company and Thomas G. Cigarran (incorporated by reference to Exhibit 10.3 to Form 10-K of the registrant for its fiscal year ended August 31, 1992)

      10.5 Employment Agreement as Amended and Restated dated August 31, 1988 between the Company and Henry D. Herr (incorporated by reference to Exhibit 10.4 to Form 10-K of the registrant for its fiscal year ended August 31, 1992)

      10.6 Employment Agreement as Amended and Restated dated August 31, 1988 between the Company and James A. Deal (incorporated by reference to Exhibit 10.5 to Form 10-K of the registrant for its fiscal year ended August 31, 1992)

      10.7 Employment Agreement as Amended and Restated dated August 31, 1988 between the Company and Robert E. Stone (incorporated by reference to Exhibit 10.6 to Form 10-K of the registrant for its fiscal year ended August 31, 1992)

      10.8 Employment Agreement dated May 15, 1983 between the Company and David A. Sidlowe (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (Registration No. 33-41119))

      10.9 Capital Accumulation Plan, as amended (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the registrant for its fiscal year ended August 31, 1995)

      10.10 Non-Statutory Stock Option Plan of 1988 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119))

      10.11 1991 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to Form 10-K of the registrant for its fiscal year ended August 31, 1992)

      10.12 1991 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119))

      10.13 1991 Outside Directors Discretionary Stock Option Plan (incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909))

      10.14 Form of Indemnification Agreement by and among the Company and the Company's directors (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119))

      10.15 1996 Stock Incentive Plan (incorporated by reference to the Company's proxy statement for the annual meeting of stockholders to be held January 23, 1996)

      10.16 Management and Accounting Services Agreement dated November 30, 1992 between the Company and AmSurg (incorporated by reference to Exhibit
            10.18 to Form 10-K of the registrant for its fiscal year ended August 31, 1993)


       21   Subsidiaries of the registrant

       27   Financial Data Schedule (SEC Use Only)

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fiscal quarter ended August 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN HEALTHCORP, INC.

November 20, 1996                         By:  /s/ Thomas G. Cigarran
                                             -----------------------------
                                                  Thomas G. Cigarran
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                         Title                      Date
--------------------------  ---------------------------------  -----------------
/s/ Thomas G. Cigarran      Chairman of the Board,             November 20, 1996
----------------------      President and Chief Executive
Thomas G. Cigarran          Officer, Director (Principal
                            Executive Officer)


/s/ Henry D. Herr           Executive Vice President           November 20, 1996
-----------------           Finance and Administration,
Henry D. Herr               Chief Financial Officer,
                            Secretary, Director (Principal
                            Financial Officer)


/s/ David A. Sidlowe        Vice President and Controller      November 20, 1996
--------------------        (Principal Accounting Officer)
David A. Sidlowe

/s/ Frank A. Ehmann         Director                           November 20, 1996
-------------------
Frank A. Ehmann

/s/ Martin J. Koldyke       Director                           November 20, 1996
---------------------
Martin J. Koldyke

/s/ C. Warren Neel          Director                           November 20, 1996
------------------
C. Warren Neel

/s/ William C. O'Neil, Jr.  Director                           November 20, 1996
--------------------------
William C. O'Neil, Jr.

INDEX TO FINANCIAL STATEMENT SCHEDULES



Schedule No.               Schedule Name                Page No.
------------  ----------------------------------------  --------
              Independent Auditors' Report on Schedule    S-2
    VIII      Valuation and Qualifying Accounts           S-3






All other financial statement schedules are either not required or are not applicable to the Company.

INDEPENDENT AUDITORS' REPORT



Board of Directors
American Healthcorp, Inc.
Nashville, Tennessee

We have audited the consolidated financial statements for American Healthcorp, Inc. as of August 31, 1996 and 1995 and for each of the three years in the period ended August 31, 1996, and have issued our report thereon dated October 18, 1996 (November 20, 1996 with respect to Note 12); such consolidated financial statements and report are included in this Form 10-K. Our audits also included the consolidated financial statement schedule of American Healthcorp, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Nashville, Tennessee
October 18, 1996 (November 20, 1996 with respect to Note 12)

                                 SCHEDULE VIII

                           AMERICAN HEALTHCORP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED AUGUST 31, 1996





                                             -----------------------------------------------------------------
                                             Balance at  Charged to   Charged to                    Balance at
                                             Beginning   Costs and       Other                         End
                                             of Period    Expenses     Accounts        Deductions    of Period
                                             -----------------------------------------------------------------
Year ended August 31, 1994:

  Allowance for Uncollectible Accounts
   included under balance sheet caption
   "Accounts receivable"                       $464,742    $ 534,737  $ 86,492 (2)    $531,248 (1)   $554,723

  Reserve for self-insured deductibles under
   balance sheet caption "Other Long-Term
   Liabilities"                                 687,490                                192,648 (1)    494,842



Year ended August 31, 1995:

  Allowance for Uncollectible Accounts
   included under balance sheet caption
   "Accounts receivable"                       $554,723    $ 736,294  $ 58,974 (2)    $630,873 (1)   $405,992
                                                                                       313,126 (3)

  Reserve for self-insured deductibles under
   balance sheet caption "Other Long-Term
   Liabilities"                                 494,842                                 86,192 (1)    408,650


Year ended August 31, 1996:

  Allowance for Uncollectible Accounts
   included under balance sheet caption
   "Accounts receivable"                       $405,992    $,014,335  $241,632 (2)    $816,100 (1)   $845,859


  Reserve for self-insured deductibles under
   balance sheet caption "Other Long-Term
   Liabilities"                                 408,650                                 52,981 (1)    355,669





(1)  Charge-off against reserve.
(2) Valuation of allowance for uncollectible accounts at the acquisition of AmSurg physician practice-based ambulatory surgery centers and physician practice. Between 51% and 70% was charged to excess of cost over net assets of purchased companies. See Note 2 of Notes to the Consolidated Financial Statements.
(3)  Written off on sale of supplies business.