Form 10-Q
period 1996-11-30
AMERICAN HEALTHCORP INC /DE
filed 1997-01-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended NOVEMBER 30, 1996

                        Commission File Number 000-19364
                                               ---------


                           AMERICAN HEALTHCORP, INC.
   ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                       62-1117144
-------------------------------------                   -----------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)


 One Burton Hills Boulevard, Nashville, TN                       37215
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                     (Zip Code)


                                 (615) 665-1122
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

As of January 13, 1997 there were outstanding 8,009,140 shares of the Registrant's Common Stock, par value $.001 per share.

                                    PART I.

ITEM 1.  FINANCIAL STATEMENTS


                           AMERICAN HEALTHCORP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                       November 30,    August 31,
                                           1996          1996
                                       ------------   ------------
Current assets:
  Cash and cash equivalents            $ 12,082,751   $ 13,989,848
  Accounts receivable, net               10,171,395      7,922,084
  Other current assets                    1,945,333      1,471,797
  Deferred tax asset                        679,000        679,000
                                       ------------   ------------
    Total current assets                 24,878,479     24,062,729
                                       ------------   ------------

Long-term receivables and deposits          528,555      1,008,604
                                       ------------   ------------

Property and equipment:
  Land and improvements                      98,540         97,280
  Buildings and improvements              6,525,993      6,247,661
  Equipment                              11,043,850     10,043,288
  Construction in progress                  864,618        591,266
                                       ------------   ------------
                                         18,533,001     16,979,495
  Less accumulated depreciation          (5,047,425)    (4,711,066)
                                       ------------   ------------
    Net property and equipment           13,485,576     12,268,429
                                       ------------   ------------

    Long-term deferred tax asset            740,000        740,000
                                       ------------   ------------

    Other assets, net                       865,095        929,545
                                       ------------   ------------

    Excess of cost over net assets
      of purchased companies, net        43,270,527     39,195,303
                                       ------------   ------------

                                       $ 83,768,232   $ 78,204,610
                                       ============   ============

                           AMERICAN HEALTHCORP, INC.

                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               November 30,    August 31,
                                                   1996          1996
                                               ------------   ------------
Current liabilities:
  Accounts payable                             $  1,406,955   $    936,775
  Accrued salaries and benefits                   1,667,033      2,348,406
  Accrued liabilities                             2,230,374      2,617,082
  Income taxes payable                              536,510        255,111
  Current portion of other long-term
   liabilities                                    3,413,997      2,838,381
                                               ------------   ------------
    Total current liabilities                     9,254,869      8,995,755
                                               ------------   ------------

Deferred income taxes                               456,000        456,000
                                               ------------   ------------

Long-term debt                                    8,689,014     10,736,825
                                               ------------   ------------

Other long-term liabilities                       2,129,185      2,608,041
                                               ------------   ------------

Minority interest                                21,030,003     13,796,900
                                               ------------   ------------

Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,008,140 and 7,985,884
      shares outstanding                              8,008          7,986
  Additional paid-in capital                     17,764,620     17,629,678
  Retained earnings                              24,436,533     23,973,425
                                               ------------   ------------
    Total stockholders' equity                   42,209,161     41,611,089
                                               ------------   ------------

                                               $ 83,768,232   $ 78,204,610
                                               ============   ============

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        Three Months Ended
                                                            November 30,
                                                     ------------  ------------
                                                         1996          1995
                                                     ------------  ------------
Revenues                                             $ 18,181,988  $ 13,904,095
                                                     ------------  ------------

Expenses
  Salaries and benefits                                 8,682,772     6,581,158
  Other operating expenses                              5,325,345     3,619,022
  Depreciation and amortization                         1,202,791       985,819
  Interest                                                290,441       192,177
                                                     ------------  ------------
    Total expenses                                     15,501,349    11,378,176
                                                     ------------  ------------

Income before income taxes and minority interests       2,680,639     2,525,919

  Income tax expense                                      449,000       630,000
                                                     ------------  ------------

Income before minority interests                        2,231,639     1,895,919

  AmSurg center minority partners' interest             1,607,481     1,006,942
  AmSurg minority stockholders' interest                  161,050        88,986
                                                     ------------  ------------

Net income                                           $    463,108  $    799,991
                                                     ============  ============

Net income per share                                 $       0.06  $       0.10


Weighted average common shares and equivalents          8,198,857     8,090,132

                           AMERICAN HEALTHCORP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996





                                        Additional
                              Common      Paid-in      Retained
                               Stock      Capital      Earnings       Total
                              -------  ------------  ------------  ------------
Balance, August 31, 1996      $ 7,986  $ 17,629,678  $ 23,973,425  $ 41,611,089

  Exercise of stock
    options                        22       134,942                     134,964

  Net income                      -             -         463,108       463,108
                              -------  ------------  ------------  ------------

Balance, November 30, 1996    $ 8,008  $ 17,764,620  $ 24,436,533  $ 42,209,161
                              =======  ============  ============  ============

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                                     November 30,
                                                            ------------     ------------
                                                                1996             1995
                                                            ------------     ------------
Cash flows from operating activities:
  Net income                                                $    463,108     $    799,991
    Income tax expense                                           449,000          630,000
    AmSurg center minority partners' interest                  1,607,481        1,006,942
    AmSurg minority stockholders' interest                       161,050           88,986
                                                            ------------     ------------
  Income before income taxes and minority interests            2,680,639        2,525,919
   Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization                              1,202,791          985,819
    Increase in working capital items                         (2,644,467)      (1,516,428)
    Other noncash transactions                                    41,061          180,135
                                                            ------------     ------------
                                                               1,280,024        2,175,445
  Increase in other assets                                      (104,909)         (73,430)
  Income taxes (net paid)                                       (148,785)         (85,015)
  Additions to other long-term liabilities                       201,331              -
  Payments on other long-term liabilities                        (86,620)        (126,785)
                                                            ------------     ------------
      Net cash flows provided by operating activities          1,141,041        1,890,215
                                                            ------------     ------------

Cash flows from investing activities:
  Business acquisitions                                       (3,908,346)             -
  Acquisition of property and equipment                       (1,504,231)        (324,763)
  Decrease in long-term receivables
    and deposits                                                 109,189           19,880
                                                            ------------     ------------
      Net cash flows used in investing activities             (5,303,388)        (304,883)
                                                            ------------     ------------

Cash flows from financing activities:
  Payments on long-term debt                                  (5,278,494)        (373,810)
  Sale of AmSurg preferred stock (net of issuance costs)       5,010,074              -
  Additions to long-term debt                                  3,175,700          146,333
  Distributions to minority partners                          (1,407,679)      (1,076,881)
  AmSurg center minority partners capital contributions          587,715           39,350
  Exercise of stock options                                      116,148              -
  Sale of AmSurg stock (net of issuance costs)                    51,786            2,752
                                                            ------------     ------------
      Net cash flows provided by (used in)
        financing activities                                   2,255,250       (1,262,256)
                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents          (1,907,097)         323,076
Cash and cash equivalents, beginning of period                13,989,848       13,721,650
                                                            ------------     ------------

Cash and cash equivalents, end of period                    $ 12,082,751     $ 14,044,726
                                                            ============     ============

                           AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three month periods ended November 30, 1996 and 1995 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted.
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

(2)      BUSINESS ACQUISITIONS

         In three separate transactions during the three months ended November 30, 1996, AmSurg acquired a majority interest in three physician practice-based surgery centers. The purchase price paid for the interests acquired was $4,415,701 which consisted of cash of $3,764,778 and AmSurg common stock valued at $650,923. Approximately $3,900,000 of the total purchase price for these acquisitions was allocated to excess of cost over net assets of purchased companies.

(3)      PREFERRED STOCK

         On November 20, 1996, AmSurg issued to unaffiliated institutional investors a combination of redeemable and convertible preferred stock totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November 2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place. This preferred stock is included in minority interest in the Company's Consolidated Balance Sheet as of November 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthcorp, Inc. and its subsidiaries (the "Company") currently operate two business segments, Diabetes Treatment Centers of America, Inc. ("DTCA") and AmSurg Corp. ("AmSurg"). DTCA, a wholly-owned subsidiary, is the nation's leading provider of diabetes services to physicians, hospitals and healthcare payors designed to enhance the quality and lower the cost of treatment of patients with diabetes. AmSurg, a majority-owned (61% at November 30, 1996) subsidiary, develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for AmSurg include: AmSurg's ability to enter into partnership agreements for new practice-based ambulatory surgery centers and new specialty physician networks; AmSurg's ability to develop or acquire new centers on the schedules currently anticipated; AmSurg's ability to contract with managed care payors for its existing centers and its centers that are currently under development; AmSurg's ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; and AmSurg's ability to maintain favorable relations with its physician partners.


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

         The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of November 30, 1996 and 1995. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                                          As of November 30,
                                             -------------------------------------------
                                                      1996                 1995
                                             -------------------------------------------
                                                          Hospital              Hospital
                                             Contracts      Sites   Contracts     Sites
                                             ---------------------  --------------------
                 Hospital contracts/sites        59           62        63          65

                 Network contracts/sites          2           11         2           7
                                             ---------------------  --------------------
                  Total contracts/sites          61           73        65          72
                                             ===========================================

The components of changes to the total number of DTCA hospital contracts during the quarters ended November 30, 1996 and 1995 are presented below.

                                                 For the Quarters Ended November 30,
                                             -------------------------------------------
                                                      1996                 1995
                                             -------------------------------------------
                                                          Hospital              Hospital
                                             Contracts      Sites   Contracts     Sites
                                             ---------------------  --------------------
                 Total contracts/sites at
                   beginning of period           61           72        69          74

                 New contracts/sites
                         signed                   -            1         3           4

                 Contracts/sites
                         discontinued             -            -        (6)         (6)

                 Conversion of stand
                   alone hospital contract
                   to hospital network
                         contract                 -            -        (1)          -
                                             ---------------------  --------------------
                    Total contracts/sites        61           73        65          72
                                             ===========================================

         During the three month period ended November 30, 1996, four contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1997, 22 contracts will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability. Eight of the contracts that will expire during the remainder of fiscal 1997 are with hospitals owned by Columbia/HCA Healthcare Corporation.

         The Company believes that general uncertainties associated with the changes taking place in the healthcare industry and hospital pressures to reduce operating costs as a result of increasing managed care payor influences have adversely affected DTCA's revenues and contract retention during recent periods and may continue to have an adverse effect on hospital contract profitability in future periods. While the Company believes that its programs reduce the costs of care for hospitalized diabetes patients, certain hospitals faced with pressures to make immediate cost reductions have decided that the short-term benefit of eliminating the costs associated with programs such as the Company's diabetes program is justified. However, the Company also believes that the growth in healthcare payor demand for effective chronic disease management programs from healthcare providers such as hospitals will eventually stabilize DTCA's hospital contract business and will provide an opportunity for future growth in this business.

         While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from comprehensive healthcare management contracts with managed care payors for their enrollees with diabetes. During fiscal 1994 the Company began and is continuing to incur substantial expenditures associated with these comprehensive diabetes disease management efforts. These expenditures are expected to continue with an increasingly larger portion being related to the operation of managed care contracts and decreasingly smaller portion related to managed care product development. In this regard, during January 1996, DTCA entered into an agreement with Bristol-Myers Squibb Co., U.S. Pharmaceuticals ("Bristol Myers") whereby DTCA will provide its comprehensive diabetes disease management services to Bristol-Myers' employees, dependents and retirees located in central and western New Jersey and eastern Pennsylvania. During the initial two-year term of this agreement, Bristol-Myers will continue to be at risk for all healthcare costs for this population, will reimburse DTCA for DTCA's costs associated with implementing its comprehensive diabetes disease management program for this group of individuals and will pay DTCA $1,000,000. Implementation of this agreement began during the Company's third quarter of fiscal 1996. In addition, the agreement provided Bristol-Myers an exclusive, one-year right to negotiate a further agreement with the Company regarding future joint business opportunities. This exclusive right expired as of December 31, 1996.

         Also as a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their enrollees with diabetes. The Principal agreement was amended during the first quarter of fiscal 1997 to add an additional HMO contract location. The Principal agreement now covers seven of the largest HMO subsidiaries of Principal totaling approximately 420,000 members, including an estimated 12,000-13,000 members with diabetes. The Health Options agreement covers enrollees in their central Florida region in Orlando and seven surrounding counties encompassing approximately 65,000 members, including an estimated 1,800 to 2,000 members with diabetes. Both the Principal and the Health Options contracts have an initial term of five years. DTCA will be at risk for the costs of operating its comprehensive healthcare management system and Principal and Health Options will continue to be at risk for all of their members' healthcare costs. Cost savings anticipated to be produced by the system will be shared according to formulae set forth in the agreements.

         DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be slightly less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets except the new Principal market added during the first quarter of fiscal 1997 having begun implementation by the end of October 1996. Implementation began at this new Principal market site on December 1, 1996. Because of expected ramp-up periods at each of the agreement sites, the significant start-up costs for the implementation program and the timing delay in calculating DTCA's share of savings, if any, which may be produced by the program, it is anticipated that DTCA's profitability will be negatively affected by these agreements during fiscal 1997.

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

         The following table presents the components of changes in the number of AmSurg surgery centers in operation for the three month periods ended November 30, 1996 and 1995.

                                                                    Three months ended
                                                                        November 30,
                                                                    ------------------
                                                                      1996       1995
                                                                    ------------------
                 Centers in operation at beginning of period           22         18

                 New center acquisitions placed in operation            3          0

                 New development centers placed in operation            1          0
                                                                    ------------------

                 Centers in operation at end of period                 26         18
                                                                    ==================


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

         Of the AmSurg surgery centers in operation as of November 30, 1996, 21 perform gastrointestinal endoscopy procedures, three centers perform eye surgery procedures, one center performs orthopaedic procedures and one center performs ear, nose and throat procedures. As of November 30, 1996, AmSurg also owned a majority interest in 18 partnerships or LLCs, including four projects requiring certificate of need approval, each of which will develop, own and operate a surgery center. As of November 30, 1995, AmSurg owned a majority interest in eight partnerships or LLC's that were developing centers. In addition, on February 1, 1996, AmSurg acquired an undivided 70% interest in the assets of a gastroenterology and primary care physician practice located in Miami, Florida and associated with a surgery center in which AmSurg already held an ownership interest. While AmSurg generally owns 51% to 70% of these center/practice entities, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities. Also, because the Company owns approximately 61% of the common stock of AmSurg, the calculation of consolidated net income of the Company includes a minority interest provision to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.

         AmSurg intends to expand primarily through the development and acquisition of additional surgery centers in targeted surgical specialties. In addition, AmSurg's surgery centers, combined with its relationships with specialty physician surgical practices in their markets, will provide other opportunities for AmSurg growth from surgical specialty network acquisition and development that may include the acquisition of specialty physician practices. By using AmSurg surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that AmSurg will strengthen its market position in contracting with managed care organizations. In order to fund its future growth, AmSurg expects to obtain additional equity or debt financing from sources other than the Company. In that respect, on November 20, 1996, AmSurg issued to unaffiliated institutional investors a combination of redeemable and convertible preferred stock totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November
2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place. The Company and AmSurg also are considering certain strategic alternatives in order to provide AmSurg with better access to the public and private capital necessary to fund its continuing growth. Among the alternatives available to the Company and AmSurg is the alternative of creating a public market for AmSurg common stock either through a public offering of authorized but unissued shares of AmSurg common stock or the spinoff of AmSurg common stock owned by the Company. No assurance can be made that the Company and AmSurg will effect any such strategic alternative.


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

                                      DTCA

         The following table presents the operations of DTCA for the three months ended November 30, 1996 and associated percentage changes from the corresponding period in fiscal 1996.


                                                         Three months ended
                                                          November 30, 1996
                                                          -----------------

                                                         Actual      % Change
                 ------------------------------------------------------------
                 Revenues                              $7,979,420      (0.5)%
                                                       ----------------------

                 Expenses:

                   Salaries and benefits                5,261,024       6.4 %

                   Other operating expenses             2,008,719      27.8 %

                   Depreciation and amortization          330,522      (7.3)%

                   Interest                                 1,036     (54.0)%
                                                       ----------------------

                       Total expenses                   7,601,301      10.6 %
                                                       ----------------------

                 Income before income taxes               378,119     (67.1)%

                   Income taxes                           171,000     (65.7)%
                                                       ======================

                 Net income                            $  207,119     (68.2)%
                                                       ======================


         The DTCA revenue decrease for the three month period ended November 30, 1996 from the comparable period last year resulted primarily from the impact of contract terminations, offset somewhat by the revenues associated with the Bristol-Myers disease management contract which was signed in January of 1996 and by a 4% increase in same contract revenues for centers in operation as of September 1, 1995. The increase in same contract revenues resulted primarily from increased incentive-based fees earned under these contracts offset somewhat by the impact of contract fee renegotiations and restructurings. The Company believes that hospital pressures to immediately reduce their operating costs may negatively impact same-contract revenue comparisons and contract renewals during the remainder of fiscal 1997. While the comprehensive healthcare management contract with Bristol-Myers for enrollees with diabetes at select locations did generate a small amount of revenue for DTCA during the three month period ended November 30, 1996, the new managed care agreements signed by DTCA with Principal and Health Options did not generate any revenues during the quarter and are not anticipated to begin generating revenues until later in fiscal 1997, though costs associated with such contracts are expected to initially exceed anticipated revenues.

         The increase in overall DTCA salaries and benefits for the three month period ended November 30, 1996 resulted primarily from higher staffing costs associated with DTCA's managed care contract with Bristol-Myers, Principal and Health Options and from normal salary and benefit increases, offset somewhat by the impact of fewer hospital contracts in operation during the three month period ended November 30, 1996 than during the comparable fiscal 1996 period. Salaries and benefits as a percentage of revenues for the three month period ended November 30, 1996 was 66% as compared with 62% for the comparable fiscal 1996 period. This increase resulted primarily from the impact of additional salary costs associated with the Company's managed care efforts which produced minimal revenues during the quarter. DTCA anticipates that salaries and benefits will increase during the remainder of fiscal 1997 as a result of the implementation and operation of the managed care contracts with Principal and Health Options.

         The increase in DTCA's other operating expenses for the three month period ended November 30, 1996 from the comparable period last year resulted primarily from increased costs associated with the implementation of the Bristol-Myers, Principal and Health Options contracts causing an increase in other operating expenses as a percentage of revenues for the three month period ended November 30, 1996 to 25% compared with 20% for the comparable period last year. DTCA anticipates that other operating costs will continue to increase during fiscal 1997 as a result of the implementation and operation of the managed care contracts with Principal and Health Options.

         The decrease in DTCA's depreciation and amortization expense for the three month period ended November 30, 1996 from the comparable period last year resulted from reduced amortization expense at DTCA centers where the costs of center contract development have been fully amortized, partially offset by additional amortization expense associated with the costs of center development at centers recently placed in operation.

         The decrease in income tax expense attributable to DTCA's operations for the three month period ended November 30, 1996 from the comparable period last year resulted from decreased operating results for the first quarter of fiscal 1997. DTCA's effective income tax rate for the first quarter of fiscal 1997 increased to 45% from 43% for the comparable period last year primarily from the impact of the fixed amount of DTCA's non-deductible amortization of excess costs over net assets of purchased companies relative to decreased levels of income. The differences between the federal statutory income tax rate and the Company's effective income tax rate during the periods are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

                                     AMSURG

         The following table presents the operations of AmSurg for the three months ended November 30, 1996 and associated percentage changes from the corresponding period in fiscal 1996.

                                                                    Three months ended
                                                                     November 30, 1996
                                                                     -----------------

                                                                     Actual     % Change
                 -----------------------------------------------------------------------
                 Revenues                                         $10,202,568      73.5%
                                                                  ----------------------

                 Expenses:

                    Salaries and benefits                           3,421,748     109.0%

                    Other operating expenses                        3,316,626      62.0%

                    Depreciation and amortization                     872,269      38.6%

                    Interest                                          289,405      52.4%
                                                                  ----------------------

                       Total expenses                               7,900,048      75.4%
                                                                  ----------------------

                 Income before income taxes and
                    minority interests                              2,302,520      67.3%

                    Income taxes                                      278,000     112.2%
                                                                  ----------------------

                 Income before minority interests                   2,024,520      62.6%

                    AmSurg minority partners' interest              1,607,481      59.6%

                    AmSurg minority stockholders' interest            161,050      81.0%
                                                                  ----------------------

                 Net income                                       $   255,989      71.4%
                                                                  ======================


         The increase in AmSurg revenues for the three month period ended November 30, 1996 from the comparable period last year resulted primarily from more surgery centers in operation, the acquisition of the Florida physician practice as of February 1, 1996 and from an increase of 13% in same-center revenues at the eighteen centers in operation since September 1, 1995. The Company anticipates further revenue growth in 1997 resulting from additional start-up and acquisition centers placed in operation in 1996 and 1997 and from same-center revenue growth.

         The increase in salaries and benefits expense and in other operating expenses for the three month period ended November 30, 1996 from the comparable period last year resulted primarily from the acquisition of the Florida physician practice, from additional AmSurg centers in operation between the periods and from an increase in AmSurg corporate staff primarily to support anticipated growth in centers in operation.

         AmSurg's depreciation and amortization expense increases for the three month period ended November 30, 1996 from the comparable period last year resulted primarily from AmSurg's acquisition of majority interests in additional surgery centers, the acquisition of the Florida physician practice and from new start-up surgery centers placed in operation. The increase in interest expense is primarily attributable to debt assumed or incurred by AmSurg in connection with additional acquisitions of interests in surgery centers and the Florida physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The effective income tax rate for the three month period ended November 30, 1996 for AmSurg, after reduction of taxable income for AmSurg center minority partner's interest, was 40% compared with 36% for the comparable period last year. The increase in the effective income tax rate resulted from the utilization of prior period net operating loss carryforwards during the fiscal 1996 period. The difference between the federal statutory income tax rate and AmSurg's effective income tax rates is due primarily to the impact of state income taxes for both the fiscal 1997 and the fiscal 1996 periods and to the utilization of prior period net operating loss carry forwards during the fiscal 1996 period.

         The AmSurg minority partners' interest in earnings for the three month period ended November 30, 1996 increased to $1.6 million from $1.0 million for the first quarter of fiscal 1996, primarily as a result of minority partners' interest in earnings at AmSurg surgery centers recently added to operations and from increased profitability at same-centers. AmSurg minority stockholders' interest in earnings increased to $161,050 for the three month period ended November 30, 1996 from $88,986 for the first quarter of fiscal 1996 primarily as a result of improved AmSurg profitability.


LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the first quarter of fiscal 1997 generated $1.1 million in cash flow. Investing activities during this period used $5.3 million which consisted primarily of $3.9 million used by AmSurg to acquire interests in additional practice-based ambulatory surgery centers and $1.5 million used for the acquisition of property and equipment for new AmSurg start-up surgery centers and for other equipment and leasehold improvement purchases for AmSurg and DTCA. Financing activities for the quarter ended November 30, 1996 provided $2.3 million in cash flow. Sources of financing during the quarter primarily included $5.0 in net proceeds, after offering expenses, from the issuance of preferred stock as discussed further below, $3.2 million in proceeds from additional long-term debt issuances, and $639,501 in AmSurg minority partner capital contributions to AmSurg partnerships and LLCs and cash proceeds from the private sale of AmSurg common stock to parties other than Company; financing uses of cash during the quarter ended November 30, 1996 included primarily the repayment of $5.3 million in long-term debt and distributions of $1.4 million to AmSurg surgery center minority partners. Of the $5.3 million in long-term debt repayment during the quarter, $4.5 million was a repayment of bank debt made at AmSurg's option from a portion of the funds available from the preferred stock financing completed in November 1996.

         At November 30, 1996, the Company had no outstanding borrowings under its $10 million bank revolving credit agreement, which expires January 29, 1998, and AmSurg had $5.2 million outstanding under its amended and restated bank credit agreement which is repayable through June 2000. At November 30, 1996, AmSurg also had outstanding borrowings of $2.4 million under a credit facility which provides up to $12 million through June 1998 for acquisition and development projects with repayment of these borrowings being made through June 2002. AmSurg borrowings under this bank credit agreement bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at AmSurg's option.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances will continue to enable the Company to fund DTCA's current working capital needs, including the implementation and operation of the new agreements with Principal and Health Options. The Company anticipates that AmSurg operating activities will continue to provide positive cash flow and that this cash flow will be utilized in combination with borrowings under AmSurg's amended and restated bank revolving credit agreement and through additional financing sources that AmSurg is expected to require to fund acquisition and development projects. On November 20, 1996, AmSurg issued to unaffiliated institutional investors a combination of redeemable and convertible preferred stock totaling $5,500,000, the convertible portion of which is convertible into 6% (ratably increasing to 8% by November 2000) of the outstanding common stock of AmSurg if certain events of liquidity do not take place. The Company and AmSurg also are considering certain strategic alternatives in order to provide AmSurg with better access to the public and private capital necessary to fund its continuing growth. Among the alternatives available to the Company and AmSurg is the alternative of creating a public market for AmSurg common stock either through a public offering of authorized but unissued shares of AmSurg common stock or the spinoff of AmSurg common stock owned by the Company. No assurance can be made that the Company and AmSurg will effect any such strategic alternative.

                                   PART II
ITEM 1.  Legal Proceedings.

                 In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. Certain of these motions are still pending.

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



                                              AMERICAN HEALTHCORP, INC.
                                            -----------------------------
                                                     (Registrant)



Date         January 13, 1997           By       /s/ Henry D. Herr
     -------------------------------       -------------------------------------
                                                   HENRY D. HERR
                                              Executive Vice President
                                             Finance and Administration,
                                            (Principal Financial Officer)





Date         January 13, 1997           By       /s/ David A. Sidlowe
     -------------------------------       -------------------------------------
                                                    DAVID A. SIDLOWE
                                             Vice President and Controller
                                             (Principal Accounting Officer)