Form 10-Q
period 1997-02-28
AMERICAN HEALTHCORP INC /DE
filed 1997-04-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended FEBRUARY 28, 1997

                        Commission File Number 000-19364
                                               ---------


                           AMERICAN HEALTHCORP, INC.
      ---------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



               Delaware                                      62-1117144
    -------------------------------                      -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)



One Burton Hills Boulevard, Nashville, TN                       37215
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

                               Yes  X       No
                                  -----       -----

As of April 10, 1997 there were outstanding 8,034,181 shares of the Registrant's Common Stock, par value $.001 per share.

                                   PART I.

ITEM 1.   FINANCIAL STATEMENTS


                          AMERICAN HEALTHCORP, INC.

                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS

                                                 February 28,   August 31,
                                                     1997         1996
                                                 ------------  -----------
Current assets:
  Cash and cash equivalents                      $ 10,109,858  $12,561,703
  Accounts receivable, net                          3,258,370    3,521,379
  Other current assets                              2,316,976    1,479,935
  Deferred tax asset                                  436,000      436,000
                                                 ------------  -----------
    Total current assets                           16,121,204   17,999,017
                                                 ------------  -----------

Net assets of discontinued operations              17,559,866   16,360,898
                                                 ------------  -----------

Property and equipment:
  Leasehold improvements                               77,434      100,712
  Equipment                                         3,279,806    2,289,193
                                                 ------------  -----------
                                                    3,357,240    2,389,905
  Less accumulated depreciation                    (1,556,699)  (1,304,465)
                                                 ------------  -----------
    Net property and equipment                      1,800,541    1,085,440
                                                 ------------  -----------

Long-term deferred tax asset                          740,000      740,000
                                                 ------------  -----------

Other assets, net                                     357,945      527,950
                                                 ------------  -----------

Excess of cost over net assets
  of purchased operations, net                     12,038,468   12,229,578
                                                 ------------  -----------

                                                 $ 48,618,024  $48,942,883
                                                 ============  ===========

                          AMERICAN HEALTHCORP, INC.

                         CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 February 28,      August 31,
                                                     1997             1996
                                                 ------------    ------------
Current liabilities:
  Accounts payable                               $    660,988    $    732,718
  Accrued salaries and benefits                     1,037,614       1,791,691
  Accrued liabilities                               1,612,978       1,557,564
  Income taxes payable                                390,426         456,241
  Current portion of other long-term
   liabilities                                        767,422         136,823
                                                 ------------    ------------
    Total current liabilities                       4,469,428       4,675,037
                                                 ------------    ------------

Other long-term liabilities                         2,025,032       2,656,757
                                                 ------------    ------------

Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,020,139 and 7,985,884
      shares outstanding                                8,020           7,986
  Additional paid-in capital                       17,873,306      17,629,678
  Retained earnings                                24,242,238      23,973,425
                                                 ------------    ------------
    Total stockholders' equity                     42,123,564      41,611,089
                                                 ------------    ------------

                                                 $ 48,618,024    $ 48,942,883
                                                 ============    ============

                          AMERICAN HEALTHCORP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended         Six Months Ended
                                                   February 28/29,            February 28/29,
                                             -------------------------   -------------------------
                                                 1997         1996          1997          1996
                                             -----------   -----------   -----------   -----------
Revenues                                     $ 7,352,800   $ 7,691,181   $15,332,220   $15,714,595
                                             -----------   -----------   -----------   -----------
Expenses
  Salaries and benefits                        5,493,934     4,794,581    10,754,958     9,738,400
  Other operating expenses                     2,114,057     1,704,044     4,122,776     3,275,378
  Depreciation and amortization                  344,957       293,280       675,479       649,661
  Interest                                         1,022         1,112         2,058         3,364
                                             -----------   -----------   -----------   -----------
    Total expenses                             7,953,970     6,793,017    15,555,271    13,666,803
                                             -----------   -----------   -----------   -----------

Income (loss) from continuing
  operations before income taxes                (601,170)      898,164      (223,051)    2,047,792

  Income tax expense (benefit)                  (171,000)      390,000           -         889,000
                                             -----------   -----------   -----------   -----------

Income (loss) from continuing operations        (430,170)      508,164      (223,051)    1,158,792

  Income from discontinued operations,
    net of income taxes                          235,875       196,597       491,864       345,960
                                             -----------   -----------   -----------   -----------

Net income (loss)                            $  (194,295)  $   704,761   $   268,813   $ 1,504,752
                                             ===========   ===========   ===========   ===========

Income (loss) per share
  from continuing operations                 $     (0.05)  $      0.06   $     (0.03)  $      0.15
Income per share from
  discontinued operations                           0.03          0.03          0.06          0.04
                                             -----------   -----------   -----------   -----------
Net income (loss) per share                  $     (0.02)  $      0.09   $      0.03   $      0.19
                                             ===========   ===========   ===========   ===========

Weighted average common
  shares and equivalents                       8,258,886     8,154,858     8,228,862     8,122,495


                          AMERICAN HEALTHCORP, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997


                                                          Additional
                                            Common         Paid-in         Retained
                                             Stock         Capital         Earnings          Total
                                          ----------     -----------     ------------     ------------
Balance, August 31, 1996                  $    7,986     $17,629,678     $ 23,973,425     $ 41,611,089

  Exercise of stock
    options                                       34         243,628                -          243,662

  Net income                                       -               -          268,813          268,813
                                          ----------     -----------     ------------     ------------

Balance, February 28, 1997                $    8,020     $17,873,306     $ 24,242,238     $ 42,123,564
                                          ==========     ===========     ============     ============

                          AMERICAN HEALTHCORP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended
                                                                                February 28/29,
                                                                        -----------------------------
                                                                            1997              1996
                                                                        -----------     -------------
Cash flows from operating activities:
 Net income                                                             $   268,813     $   1,504,752
  Less: income from discontinued operations                                (491,864)         (345,960)
                                                                        -----------     -------------
 Income (loss) from continuing operations                                  (223,051)        1,158,792
  Income tax expense                                                              -           889,000
                                                                        -----------     -------------
  Income (loss) before income taxes                                        (223,051)        2,047,792
  Noncash expeses, revenues, losses and gains
  included in income (loss):
  Depreciation and amortization                                             675,479           649,661
  Increase in working capital items                                      (1,344,425)         (794,657)
  Other noncash transactions                                               (277,007)          237,851
                                                                        -----------     -------------
                                                                         (1,169,004)        2,140,647
 Increase in other assets                                                   (48,401)         (132,344)
 Income taxes (net paid)                                                    (24,688)       (1,020,995)
 Additions to other long-term liabilities                                   363,179           333,333
 Payments on others long-term liabilities                                   (86,620)         (245,029)
                                                                        -----------     -------------
   Net cash flows provided by (used in) operating activities               (965,534)        1,075,612
                                                                        -----------     -------------

Cash flows from investing activities:
 Investment in discontinued operations                                     (700,001)         (231,948)
 Acquisition of property and equipment                                     (971,360)         (265,593)
 Decrease (increase) in long-term receivables
  and deposits                                                              (17,485)            7,109
                                                                        -----------     -------------
   Net cash flows used in investing activities                           (1,688,846)         (490,432)
                                                                        -----------     -------------
Cash flows from financing activities:
 Exercise of stock options                                                  202,535             4,086
                                                                        -----------     -------------
   Net cash flows provided by
    financing activities                                                    202,535             4,086
                                                                        -----------     -------------

Net increase (decrease) in cash and cash equivalents                     (2,451,845)          589,266
Cash and cash equivalents, beginning of period                           12,561,703        11,076,047
                                                                        -----------     -------------

Cash and cash equivalents, end of period                                $10,109,858     $  11,665,313
                                                                        ===========     =============

                          AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   INTERIM FINANCIAL REPORTING

     The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three month periods ended February 28, 1997 and February 29, 1996 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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



2.   DISCONTINUED OPERATIONS

     On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg Corp ("AmSurg") common stock owned by the Company to the holders of Company common stock ("the Distribution"). The Distribution is expected to occur in May 1997 and will result in AmSurg operating as an independent entity with publicly traded common stock. As a result of the Board of Directors' approval of the plan, the consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements have been adjusted and restated to reflect the results of operations and net assets of AmSurg as a discontinued operation in accordance with generally accepted accounting principles.


     Summary operating results of AmSurg are as follows:

                                 Three months ended         Six months ended
                                  February 28/29,            February 28/29,
                              --------------------------------------------------
                                 1997         1996         1997         1996
                              -----------  -----------  -----------  -----------
Revenues                      $11,995,476   $6,714,085  $22,198,044  $12,594,766

Income before minority
interest and income taxes     $ 2,516,270   $1,732,836  $ 4,818,790  $ 3,109,127

Minority interest             $ 1,745,565   $1,219,009  $ 3,353,046  $ 2,225,951

Net income                    $   462,705   $  315,827  $   879,744  $   554,176

Net income attributable to
American Healthcorp, Inc.     $   235,875   $  196,597  $   491,864  $   345,960

     Net assets of AmSurg are as follows:


-------------------------------------------------------------------------------
At February 28,                                                         1997
-------------------------------------------------------------------------------
Current assets                                                     $ 10,814,228

Property and equipment                                               13,364,594

Other assets                                                          1,104,346

Excess of cost over net assets of purchased operations               36,101,135

Current liabilities                                                  (6,008,005)

Deferred taxes                                                         (765,000)

Long-term debt                                                      (13,536,830)

Minority interests                                                  (23,514,602)
-------------------------------------------------------------------------------
Net assets of discontinued operations                              $ 17,559,866
-------------------------------------------------------------------------------

3.   AMSURG ACQUISITIONS

     In two separate transactions during the quarter ended February 28, 1997, AmSurg acquired a majority interest in a physician practice-based surgery center and a physician practice and related entities. The purchase price paid for the interests acquired was $4,928,110 which consisted of cash of $4,227,747 and AmSurg common stock valued at $700,363. With these transactions, AmSurg acquired tangible assets of $561,517, excess cost over net assets of purchased operations of $4,712,626 and assumed liabilities of $346,033.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The continuing operations of American Healthcorp, Inc. and its subsidiaries (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA") a wholly-owned subsidiary, which is the nation's leading provider of diabetes services to physicians, hospitals and healthcare payors designed to enhance the quality and lower the cost of treatment of patients with diabetes. AmSurg Corp. ("AmSurg"), a majority-owned (59% at February 28,
1997) subsidiary which is reported as a discontinued operation, develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices.

     On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution is designed to separate the two principal operating businesses of the Company so that each may maximize its value by adopting strategies and pursuing objectives appropriate to its specific needs. The principal purpose of the Distribution for the AmSurg operating business is to enable it to have access to debt and equity capital markets as an independent, publicly traded company in order to finance the development and acquisition of ambulatory surgery centers and specialty physician networks.
The principal purpose of the Distribution for the Company is to enable it to focus its capital resources on the development of DTCA's comprehensive diabetes disease management services for managed care organizations and other third party payors.

     It is anticipated that the Distribution will take place in the latter part of May 1997. The record date for the Distribution will be five business days prior to the actual Distribution date. Stockholders of record of the Company on the record date for the Distribution will be entitled automatically to participate in the Distribution and are not required to do anything to become entitled to so participate. There can be no assurances that all of the conditions of the Distribution will be met or that the Distribution will be accomplished as discussed above.

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are favorable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for AmSurg include: AmSurg's ability to enter into partnership agreements for new practice-based ambulatory surgery centers and new specialty physician networks; AmSurg's ability to develop or acquire new centers on the schedules currently anticipated; AmSurg's ability to contract with managed care payors for its existing centers and its centers that are currently under development; AmSurg's ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; and AmSurg's ability to maintain favorable relations with its physician partners.




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

     The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of February 28, 1997 and 1996. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                            As of February 28/29,
                              ----------------------------------------------
                                       1997                     1996
                              ----------------------------------------------
                                           Hospital                 Hospital
                              Contracts     Sites      Contracts     Sites
                              ---------------------    ---------------------
Hospital contracts/sites             58          61           60          62

Network contracts/sites               2          11            2          11
                              ---------------------    ---------------------
    Total contracts/sites            60          72           62          73
                              ---------------------    ---------------------

     The components of changes to the total number of DTCA hospital contracts during the quarters and the six months ended February 28/29, 1997 and 1996 are presented below.

                                For the Three Months Ended February 28/29,
                              ----------------------------------------------
                                       1997                     1996
                              ----------------------------------------------
                                           Hospital                 Hospital
                              Contracts     Sites      Contracts     Sites
                              ---------------------    ---------------------
Total contracts/sites at
beginning of period                  61          73           65          70

New contracts/sites signed            2           2            1           4

Contracts/sitesdiscontinued          (3)         (3)          (4)         (3)
                              ---------------------    ---------------------
    Total contracts/sites            60          72           62          71
                              ---------------------    ---------------------


                                   For the Six Months Ended February 28/29,
                              ----------------------------------------------
                                       1997                     1996
                              ----------------------------------------------
                                           Hospital                 Hospital
                              Contracts     Sites      Contracts     Sites
                              ---------------------    ---------------------
Total contracts/sites at
beginning of period                  61          72           69          74

New contracts/sites signed            2           3            4           9

Contracts/sites discontinued         (3)         (3)         (10)        (10)

Conversion of stand alone
 hospital contract to
hospital network contract             -           -           (1)          -
                              ---------------------    ---------------------
    Total contracts/sites            60          72           62          73
                              ---------------------    ---------------------

     During the three month period ended February 28, 1997, seven contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1997, 12 contracts will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability. Three of the contracts that will expire during the remainder of fiscal 1997 are with hospitals owned by Columbia/HCA Healthcare Corporation.

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

     While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from comprehensive healthcare management contracts with managed care payors for their enrollees with diabetes. The Company continues to incur substantial expenditures associated with these comprehensive diabetes disease management efforts. These expenditures are expected to continue with an increasingly larger portion being related to the operation of managed care contracts and a decreasingly smaller portion related to managed care product development. For the three month periods ended February 28, 1997 and February 29, 1996, DTCA's managed care operations reduced the Company's pretax profits by approximately $1.8 million and $584,000, respectively.

     As a result of its managed care efforts, during January 1996, DTCA entered into an agreement with Bristol-Myers Squibb Co., U.S. Pharmaceuticals ("Bristol Myers") whereby DTCA provides its comprehensive diabetes disease management services to Bristol-Myers' employees, dependents and retirees located in central and western New Jersey and eastern Pennsylvania. During the initial two-year term of this agreement, Bristol-Myers continues to be at risk for all healthcare costs for this population, reimburses DTCA for DTCA's costs associated with implementing its comprehensive diabetes disease management program for this group of individuals and has paid DTCA $1,000,000. Implementation of this agreement began during the Company's third quarter of fiscal 1996.

     Also as a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their enrollees with diabetes. The Principal agreement was amended during the first quarter of fiscal 1997 to add an additional HMO contract location and, during the second quarter of fiscal 1997, a second HMO contract location was added with Health Options. The Principal agreement now covers seven of the largest HMO subsidiaries of Principal totaling approximately 400,000 members, including an estimated 10,000 to 12,000 members with diabetes. The Health Options agreements cover approximately 160,000 members, including an estimated 3,200 to 3,800 members with diabetes. Both the Principal and the Health Options contracts have an initial term of five years. DTCA is at risk for the costs of operating its comprehensive healthcare management system and Principal and Health Options continues to be at risk for all of their members' healthcare costs. Cost savings anticipated to be produced by the system is shared according to formulae set forth in the agreements.

     DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be slightly less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets except the new Health Options market added during the second quarter of fiscal 1997 having begun implementation by December 1996. Implementation began at the new Health Options market site on April 1, 1997. Because of expected ramp-up periods at each of the agreement sites, the significant start-up costs for the implementation program and the timing delay in calculating DTCA's share of savings, if any, which may be produced by the program, it is anticipated that DTCA's profitability will be negatively affected by these agreements during fiscal 1997.

     In June 1996, DTCA also reached agreement with U.S. Healthcare ("USHC") to provide outpatient services to USHC enrollees with diabetes, including patient assessment and patient stratification based on the scope and intensity of needed services, as well as educational, behavioral and motivational support and outcomes tracking and reporting. Services are provided on a packaged fee-for-services basis and are delivered through DTCA centers currently operating in USHC markets. Implementation has begun at DTCA hospital contract sites in markets which contain the greatest concentration of USHC enrollees.

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


                                     AMSURG

     Through investments made since fiscal 1993, the Company owns approximately 59% of the outstanding common stock of AmSurg, a company that develops, acquires and manages physician practice-based ambulatory surgery centers and specialty physician networks through partnership or limited liability company ("LLC") interests in these centers and networks.

     AmSurg's principal source of revenue is a facility fee charged for surgical procedures performed in its surgery centers. The facility fee is generally paid through third party reimbursement programs including governmental and private insurance programs.

     While AmSurg generally owns 51% to 70% of the entities that own the surgery center or group practice, AmSurg's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities. Also, because the Company owns approximately 59% of the common stock of AmSurg, the calculation of consolidated net income of the Company includes a minority interest provision to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.

     The following table presents the components of changes in the number of AmSurg surgery centers in operation for the three and six month periods ended February 28/29, 1997 and 1996.

                                                Three months ended      Six months ended
                                                 February  28/29,        February 28/29,
                                             ---------------------------------------------
                                                 1997       1996          1997      1996
                                             ---------------------------------------------
Centers in operation at beginning of period         26         18            22        18

New center acquisitions placed in operation          1          -             4         -

New development centers placed in operation          1          -             2         -
                                             --------------------      ------------------
Centers in operation at end of period               28         18            28        18
                                             --------------------      ------------------

     Twenty-two of the AmSurg surgery centers in operation as of February 28, 1997, perform gastrointestinal endoscopy procedures, three centers perform eye surgery procedures, one center performs orthopaedic procedures, one center performs ear, nose and throat procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. In addition, as of February 28, 1997, AmSurg also owned a majority interest in 21 partnerships or LLCs, including four projects requiring certificate of need approval, each of which will develop, own and operate a surgery center. As of February 29, 1996, AmSurg owned a majority interest in thirteen partnerships or LLCs that were developing centers.

     As part of its network development strategy, in January 1997, AmSurg acquired an undivided 60% interest in the operations of Miami Urological Associates, a urology practice comprised of three urologists and seven additional contract physicians in Miami, Florida, and a urology network which contracts with two managed care payors to provide physician and certain outpatient procedures for approximately 170,000 covered lives. AmSurg and the Miami Urological Associates physicians have entered into a partnership to develop an ambulatory surgery center for the urology practice. This is the second physician practice in which AmSurg has purchased a majority interest as part of its network development strategy.

     AmSurg intends to expand primarily through the development and acquisition of additional surgery centers in targeted surgical specialties. In addition, AmSurg's surgery centers, combined with its relationships with specialty physician surgical practices in their markets, will provide other opportunities for AmSurg growth from surgical specialty network acquisition and development that may include the acquisition of specialty physician practices. By using AmSurg surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that AmSurg will strengthen its market position in contracting with managed care organizations. As of February 28, 1997, AmSurg operated four specialty physician networks, located in the south Florida market and in Knoxville, Tennessee and Montgomery, Alabama.

RESULTS OF OPERATIONS

     The Company operates two business segments, DTCA and AmSurg. DTCA represents the continuing operations of the Company and includes the operations of two Arthritis and Osteoporosis Care centers and corporate costs attributable to DTCA. AmSurg represents the discontinued operations of the Company. Included in AmSurg expenses are charges for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximate the Company's cost.

                                      DTCA

     The following table presents the operations of DTCA for the three and six month periods ended February 28, 1997 and associated percentage changes from the corresponding period in fiscal 1996.



                                   Three Months Ended      Six Months Ended
                                   February 28, 1997       February 28, 1997
                                 ---------------------------------------------
                                   Actual    % Change     Actual     % Change
                                 ----------  ---------  -----------  ---------
Revenues                         $7,352,800       (4.4)% $15,332,220      (2.4)%
                                 ---------------------  ----------------------
Expenses:
  Salaries and benefits           5,493,934       14.6%   10,754,958      10.4%

  Other operating expenses        2,114,057       24.1%    4,122,776      25.9%

  Depreciation and amortization     344,957       17.6%      675,479       4.0%

  Interest                            1,022       (8.1)%       2,058     (38.8)%
                                 ---------------------  ----------------------
     Total expenses               7,953,970       17.1%   15,555,271      13.8%
                                 ---------------------  ----------------------
Loss before income taxes           (601,170)    (166.9)%    (223,051)   (110.9)%

  Income taxes                     (171,000)    (143.8)%           -    (100.0)%
                                 ---------------------  ----------------------
Net loss                         $ (430,170)    (184.7)% $  (223,051)   (119.2)%
                                 ---------------------  ----------------------

     The DTCA revenue decrease for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted primarily from the impact of contract terminations, offset somewhat by the revenues associated with the Bristol-Myers disease management contract which was signed in January of 1996. In addition, while there was no change in same-center revenues for the six month period ended February 28, 1997 compared to the same six month period in fiscal 1996, DTCA revenues were impacted by a 2% decrease in same contract revenues for the three month period ended February 28, 1997 for centers in operation as of September 1, 1995. The decrease in same contract revenues during the second quarter of fiscal 1997 resulted primarily from the negative impact of contract fee renegotiations and restructurings. The Company believes that hospital pressures to immediately reduce their operating costs may negatively impact same-contract revenue comparisons and contract renewals during the remainder of fiscal 1997. While the comprehensive healthcare management contract with Bristol-Myers for enrollees with diabetes at select locations did generate a small amount of revenue for DTCA during the three month period ended February 28, 1997, the new managed care agreements signed by DTCA with Principal and Health Options did not generate any significant revenues during the quarter and are not anticipated to begin generating revenues until the fourth quarter of fiscal 1997, though costs associated with such contracts are expected to initially exceed anticipated revenues.

     The increase in overall DTCA salaries and benefits for the three and six month periods ended February 28, 1997 resulted primarily from higher staffing costs associated with DTCA's managed care contracts with Bristol-Myers, Principal and Health Options and from normal salary and benefit increases, offset somewhat by the impact of fewer hospital contracts in operation during the fiscal 1997 periods than during the comparable fiscal 1996 periods. Salaries and benefits as a percentage of revenues for the three and six month periods ended February 28, 1997 were 75% and 70%, respectively, as compared with 62% for both the comparable fiscal 1996 periods. These increases resulted primarily from the impact of additional salary costs associated with the Company's managed care efforts which produced minimal revenues during the quarter. DTCA anticipates that salaries and benefits will increase during the remainder of fiscal 1997 as a result of the implementation and operation of the managed care contracts with Principal and Health Options.

     The increase in DTCA's other operating expenses for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted primarily from increased costs associated with the implementation of the Bristol-Myers, Principal and Health Options contracts causing other operating expenses as a percentage of revenues for the three and six month periods ended February 28, 1997 to increase to 29% and 27%, respectively, compared with 22% and 21%, respectively, for the comparable periods last year. DTCA anticipates that other operating costs will continue to increase during fiscal 1997 as a result of the implementation and operation of the managed care contracts with Principal and Health Options.

     The increase in DTCA's depreciation and amortization expense for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted from additional amortization expense associated with the costs of center development at centers recently placed in operation partially offset by reduced amortization expense at DTCA centers where the costs of center contract development have been fully amortized.

     The decrease in income tax expense attributable to DTCA's operations for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted from decreased operating results during fiscal 1997. The differences between the federal statutory income tax rate and the Company's effective income tax rate during the periods are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

     The Distribution will result in certain nonrecurring expenses being recognized by the Company as of the date of the Distribution. For the Company, the non-recurring expenses of the Distribution and related transactions are expected to be approximately $550,000. In addition, as a result of the Distribution and pursuant to the terms of the American Healthcorp, Inc. stock option plans, the exercise price per share of outstanding options to purchase shares of the Company's common stock will be reduced and the number of shares underlying such options will be in certain cases increased to maintain the value of these stock options following the Distribution at pre-Distribution levels. Holders of these stock options on the Distribution record date will not be entitled to receive shares of AmSurg common stock with respect to such options. The amount by which the options will be adjusted will depend on the comparison of the market price per share of American Healthcorp common stock before and after the Distribution. In addition, the vesting of options will be accelerated for options that have not yet vested. As a result of this adjustment of the American Healthcorp, Inc. stock options, generally accepted accounting principles requires that the Company record non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital will be recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options will take place. Although it would be possible to adjust the options without changing this ratio, it could only be accomplished by issuing a large number of new options which would result in substantial dilution to American Healthcorp, Inc. stockholders. While the adjustment management anticipates making will result in additional new option issuances, such new issuances will be significantly less than those which would be required to avoid recognition of compensation expense as of the Distribution Date. The option adjustment, on a one-time basis, will reduce earnings as a result of the recognition of compensation expense less the income tax benefit associated with the compensation expense deduction and will increase additional paid-in capital by the amount of the compensation expense.

If the Distribution were to have occurred on March 31, 1997, on which date the closing price of American Healthcorp, Inc. Common Stock was $11.38, the estimated impact on earnings and stockholders' equity would have been as follows:

                                                          Net Income
                                                           Increase
                                                          (Decrease)
                                                         ------------
         Compensation expense                            $ (4,300,000)

         Estimated income tax benefit                       1,200,000
                                                         ------------
           Net decrease in net income                    $ (3,100,000)
                                                         ============


                                                         Stockholders'
                                                            Equity
                                                           Increase
                                                          (Decrease)
                                                         ------------
         Increase in paid-in capital from stock options  $  4,300,000

         Net decrease in net income                        (3,100,000)
                                                         ------------
           Net increase in stockholders' equity          $  1,200,000
                                                         ============

     In addition, the option adjustment described above will also have the effect of decreasing future earnings per share primarily because of the impact of the additional options on the calculation of common stock equivalents used in the calculation of earnings per share. Because the amount of these adjustments will depend upon the market price of American Healthcorp, Inc. common stock immediately prior to and after the Distribution, it is not possible to predict the impact on weighted average common shares and equivalents.

                                     AMSURG

     The following table presents the operations of AmSurg for the three and six month periods ended February 28, 1997 and associated percentage changes from the corresponding periods in fiscal 1996. The results of operations for AmSurg have been reported as a discontinued operation in the Company's financial statements.



                                             Three Months Ended      Six Months Ended
                                             February 28, 1997       February 28, 1997
                                           ---------------------------------------------
                                             Actual     % Change     Actual     % Change
                                           ---------------------   ---------------------
Revenues                                   $11,995,476      78.7%  $22,198,044      76.2%
                                           ---------------------   ---------------------
Expenses:

  Salaries and benefits                      3,868,028      87.5%    7,289,776      97.0%

  Other operating expenses                   4,291,051     106.2%    7,607,677      84.3%

  Depreciation and amortization              1,025,791      58.4%    1,898,060      48.6%

  Interest                                     294,336      54.8%      583,741      53.6%
                                           ---------------------   ---------------------
     Total expenses                          9,479,206      90.3%   17,379,254      83.2%
                                           ---------------------   ---------------------
Income before minority interest
  and income taxes                           2,516,270      45.2%    4,818,790      55.0%

  AmSurg minority partners' interest         1,745,565      43.2%    3,353,046      50.6%
                                           ---------------------   ---------------------
Income before income taxes                     770,705      50.0%    1,465,744      66.0%

  Income taxes                                 308,000      55.6%      586,000      78.1%
                                           ---------------------   ---------------------
Net Income                                     462,705      46.5%      879,744      58.7%

  Accretion of preferred stock discount         66,584       N/A        66,584       N/A
                                           ---------------------   ---------------------
Net income attributable to common
  stockholders                                 396,121      25.4%      813,160      46.7%

  AmSurg minority stockholders' interest       160,246      34.4%      321,296      54.3%
                                           ---------------------   ---------------------
Net income attributable to
  American Healthcorp, Inc.                $   235,875      20.0%  $   491,864      42.2%
                                           ---------------------   ---------------------



     The increase in AmSurg revenues for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted primarily from more surgery centers in operation, the acquisitions of one physician practice in January 1996 and one physician practice in January 1997 and from increases of 7% and 10% in same-center revenues for the three month and six month periods, respectively, at the 18 centers in operation since September 1, 1995. The Company anticipates further revenue growth in fiscal 1997 resulting from additional start-up and acquisition centers and physician practices placed in operation in fiscal 1996 and fiscal 1997 and from same-center revenue growth.

     The increase in salaries and benefits expense and in other operating expenses for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted primarily from the acquisition of the physician practices, from additional AmSurg centers in operation between the periods and from an increase in AmSurg corporate staff primarily to support anticipated future growth in the number of centers in operation. Salaries and benefits expense and other operating expenses represented in the aggregate approximately 68% and 67%of revenues for the three month and six month periods ended February 28, 1997, respectively, compared with 62% for the comparable periods during fiscal 1996. Physician group practices generally have lower operating margins than ambulatory surgery centers. Because the physician practices have both greater revenues and greater operating expenses as a percentage of revenues than an average ambulatory surgery center, these acquisitions had a disproportionately large negative impact on operating margins.

     AmSurg's depreciation and amortization expense increases for the three and six month periods ended February 28, 1997 from the comparable periods last year resulted primarily from AmSurg's acquisition of majority interests in additional surgery centers, the acquisition of the physician practices and from new start-up surgery centers placed in operation. The increase in interest expense is primarily attributable to debt assumed or incurred by AmSurg in connection with additional acquisitions of interests in surgery centers and the physician practices plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

     The AmSurg minority partners' interest in earnings for the three and six month periods ended February 28, 1997 increased by $527,000 and $1.1 million, respectively, from the comparable fiscal 1996 fiscal periods primarily as a result of minority partners' interest in earnings at AmSurg surgery centers recently added to operations and from increased profitability at same-centers.

     The effective income tax rate for the three and six month periods ended February 28, 1997 for AmSurg was 40% for both of these periods compared with 39% and 37% for the comparable periods last year. The increase in the effective income tax rate resulted primarily from the utilization of prior period net operating loss carryforwards during the fiscal 1996 periods. The difference between the federal statutory income tax rate and AmSurg's effective income tax rates is due primarily to the impact of state income taxes for both the fiscal 1997 and the fiscal 1996 periods and to the utilization of prior period net operating loss carry forwards during the fiscal 1996 period.

     Accretion of preferred stock discount resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million in November 1996. The preferred stock was recorded at its fair market value, net of issuance costs. The redeemable preferred stock is being accreted to its redemption value including potential dividends which will begin in November 1998 unless redeemed by that date.

     AmSurg minority stockholders' interest in earnings for the three and six month periods ended February 28, 1997 increased by $41,000 and $113,000 from the comparable fiscal 1996 periods primarily as a result of improved AmSurg profitability offset somewhat by the impact of the preferred stock accretion that began during the second quarter of fiscal 1997 and the impact of a slightly lower ownership interest that the Company had in AmSurg during the fiscal 1997 periods compared with the fiscal 1996 periods.

     AmSurg will incur approximately $450,000 in non-recurring expenses associated with the Distribution. These expenses will be recognized by AmSurg as of the date of the Distribution.


LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

     Operating activities from continuing operations for the six month period ended February 28, 1997 utilized $965,534 in cash flow. Investing activities during this period used $1.7 million which consisted primarily of $971,360 in capital expenditures primarily associated with equipment additions for DTCA's new managed care contract locations and $700,000 invested in AmSurg during the period. Financing activities associated with continuing operations for the six month period ended February 28, 1997 provided $202,535 in cash flow all of which was attributable to proceeds from the exercise of stock options.

     The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $10.1 million at February 28, 1997 will continue to enable the Company to fund DTCA's current working capital needs, including the implementation and operation of the new agreements with Principal and Health Options and to pay the Company's costs associated with the Distribution. At February 28, 1997, the Company had no outstanding borrowings under its $10 million bank revolving credit agreement, which expires January 29, 1998 and has no plans to borrow under this agreement.


DISCONTINUED OPERATIONS

     Operating activities for AmSurg for the six month period ended February 28, 1997 generated $5.3 million in cash flow. Investing activities during this period used $11.5 million which consisted primarily of $8.7 million used by AmSurg to acquire interests in additional practice-based ambulatory surgery centers and an interest in a physician practice and $2.8 million used for the acquisition of property and equipment for new AmSurg start-up surgery centers and for other equipment and leasehold improvement purchases for existing AmSurg operations. Financing activities for the period provided $7.1 million in cash flow primarily as a result of (i) net proceeds of $5.0 million from the issuance of preferred stock, (ii) net additions to long-term debt of $2.5 million, (iii) $1.5 million in cash proceeds from the issuance of AmSurg common stock and (iv) $1.1 million in minority partner capital contributions to AmSurg's partnerships and limited liability companies developing start-up surgery centers; these financing proceeds were partially offset by $3.0 million in distributions to surgery center minority partners. At February 28, 1997, AmSurg had $4.8 million in outstanding term loan borrowings under its amended and restated bank credit agreement which is repayable through June 2000.
AmSurg also had outstanding borrowings of $6.9 million under a related revolving credit facility which provides up to $12.0 million in available credit through June 1998 for acquisitions and development projects, with repayment of these borrowings being made through June 2002. Borrowings under the bank credit agreement and related credit facility bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at AmSurg's option.

     On November 20, 1996, AmSurg issued shares of its preferred stock to certain unaffiliated institutional investors for cash proceeds of approximately $5.0 million, after payment of offering expenses. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company following the Distribution. The redeemable preferred stock has a liquidation value of $3.0 million and will accrue dividends of 8% per annum on such liquidation value commencing November 21, 1998. This stock is subject to redemption at the option of AmSurg at any time, and is subject to redemption at the option of the holders on November 20, 2002 or upon the occurrence of certain events, including a public offering yielding at least $20.0 million in net proceeds to AmSurg and/or its stockholders (or $25.0 million in net proceeds if the Distribution does not occur) (a "Qualified IPO"). The redeemable preferred stock may also be converted into shares of AmSurg common stock at the option of the holders following the Distribution or upon a Qualified IPO at the then current market price of the common stock. The convertible preferred stock, with a liquidation value of $2.5 million, will be automatically converted into a number of shares of common stock that approximates 6% of the equity of AmSurg determined as of November 20, 1996, with that percentage being ratably increased to 8% of the equity of AmSurg if a triggering event has not occurred by November 20, 2000. If a Qualified IPO or other triggering event does not occur by November 20, 2002, the holders of the convertible preferred stock will have the right to sell such stock to AmSurg at a formula price.

     Historically AmSurg has depended on American Healthcorp, Inc. for the majority of its equity financing. A principal purpose of the Distribution is to permit AmSurg to have access to public debt and equity capital markets as an independent public company. Management believes that AmSurg will have access to such capital on more favorable terms as an independent public company than it could have as a majority-owned subsidiary of American Healthcorp, Inc. particularly in public equity markets. While AmSurg anticipates that its operating activities will continue to provide positive cash flow, AmSurg will require additional financing in order to fund its development and acquisition plans and to achieve its long-term strategic growth plans. This additional financing could take the form of a private or public offering of debt or equity securities or additional bank financing. No assurances can be given that the necessary financing will be obtainable on terms satisfactory to AmSurg.

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

             Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

             Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Stockholders of American Healthcorp, Inc. was held on January 21, 1997.

         (c) Nominations to elect Henry D. Herr and Martin S. Koldyke as Directors of the Company were voted upon at the Annual Meeting of Stockholders. The results of the election of the above mentioned nominees were as follows:


                                              For       Against      Withheld
                                           ---------    -------      --------
                    Henry D. Herr          5,543,124       -           3,950

                    Martin S. Koldyke      5,543,124       -           3,950


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



                                                AMERICAN HEALTHCORP, INC.
                                                -------------------------
                                                       (Registrant)


Date      April 14, 1997                By           /s/ Henry D. Herr
    ----------------------------          -------------------------------------
                                                       HENRY D. HERR
                                                Executieve Vice President
                                                Finance and Administration,
                                               (Principal Financial Office)



Date      April 14, 1997                By           /s/ David A. Sidlowe
    ----------------------------          -------------------------------------
                                                       DAVID A. SIDLOWE
                                                Vice President and Controller
                                                (Principal Accounting Officer)