Form 10-Q
period 1997-05-31
AMERICAN HEALTHCORP INC /DE
filed 1997-07-15
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended MAY 31, 1997

                        Commission File Number 000-19364
                                               ---------


                            AMERICAN HEALTHCORP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                  62-1117144
  ------------------------------                  ------------------
 (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                  Identification No.)





 One Burton Hills Boulevard, Nashville, TN                     37215
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

                               Yes     X       No
                                   --------       -------

As of July 8, 1997 there were outstanding 8,036,357 shares of the Registrant's Common Stock, par value $.001 per share.

                                         PART I.

ITEM 1.      FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 May 31,           August 31,
                                                  1997               1996
                                              ------------       ------------
Current assets:
  Cash and cash equivalents                   $ 11,732,214       $ 12,561,703
  Accounts receivable, net                       3,153,088          3,521,379
  Other current assets                           1,716,524          1,479,935
  Deferred tax asset                               436,000            436,000
                                              ------------       ------------
    Total current assets                        17,037,826         17,999,017
                                              ------------       ------------

Net assets of discontinued operations           16,538,616         16,360,898
                                              ------------       ------------

Property and equipment:
  Leasehold improvements                            77,434            100,712
  Equipment                                      3,404,010          2,289,193
                                              ------------       ------------
                                                 3,481,444          2,389,905
  Less accumulated depreciation                 (1,709,847)        (1,304,465)
                                              ------------       ------------
    Net property and equipment                   1,771,597          1,085,440
                                              ------------       ------------

Long-term deferred tax asset                       740,000            740,000
                                              ------------       ------------

Other assets, net                                  345,833            527,950
                                              ------------       ------------

Excess of cost over net assets
  of purchased operations, net                  11,942,913         12,229,578
                                              ------------       ------------

                                              $ 48,376,785       $ 48,942,883
                                              ============       ============


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  May 31,         August 31,
                                                   1997             1996
                                                -----------      -----------
Current liabilities:
  Accounts payable                              $   862,580      $   732,718
  Accrued salaries and benefits                   1,154,923        1,791,691
  Accrued liabilities                             1,087,186        1,140,897
  Deferred revenue                                1,597,727          416,667
  Income taxes payable                              137,680          456,241
  Current portion of long-term liabilities          493,059          136,823
                                                -----------      -----------
    Total current liabilities                     5,333,155        4,675,037
                                                -----------      -----------

Long-term liabilities                             2,214,009        2,656,757
                                                -----------      -----------

Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,036,357 and 7,985,884
      shares outstanding                              8,036            7,986
  Additional paid-in capital                     18,014,587       17,629,678
  Retained earnings                              22,806,998       23,973,425
                                                -----------      -----------
    Total stockholders' equity                   40,829,621       41,611,089
                                                -----------      -----------

                                                $48,376,785      $48,942,883
                                                ===========      ===========

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three Months Ended          Nine Months Ended
                                                    May 31,                   May 31,
                                          ------------------------  --------------------------
                                              1997         1996         1997           1996
                                          -----------   ----------  ------------   -----------
Revenues                                  $ 7,246,162   $7,873,924  $ 22,578,382   $23,588,519
                                          -----------   ----------  ------------   -----------

Expenses
  Salaries and benefits                     5,399,511    4,920,552    16,154,469    14,658,952
  Other operating expenses                  2,126,648    1,995,238     6,249,424     5,270,616
  Depreciation and amortization               331,290      309,980     1,006,769       959,641
  Interest                                      3,455          942         5,513         4,306
                                          -----------   ----------  ------------   -----------
    Total expenses                          7,860,904    7,226,712    23,416,175    20,893,515
                                          -----------   ----------  ------------   -----------

Income (loss) from continuing
  operations before income taxes             (614,742)     647,212      (837,793)    2,695,004

  Income tax expense (benefit)               (203,000)     281,000      (203,000)    1,170,000
                                          -----------   ----------  ------------   -----------

Income (loss) from continuing operations     (411,742)     366,212      (634,793)    1,525,004

  Income (loss) from discontinued
    operations, net of income taxes        (1,023,498)     286,634      (531,634)      632,594
                                          -----------   ----------  ------------   -----------

Net income (loss)                         $(1,435,240)  $  652,846  $ (1,166,427)  $ 2,157,598
                                          ===========   ==========  ============   ===========


Income (loss) per share
  from continuing operations              $     (0.05)  $     0.04  $      (0.08)  $      0.19
Income (loss) per share from
  discontinued operations                       (0.13)        0.04         (0.07)         0.08
                                          -----------   ----------  ------------   -----------
Net income (loss) per share               $     (0.18)  $     0.08  $      (0.15)  $      0.27
                                          ===========   ==========  ============   ===========


Weighted average common
  shares and equivalents                    8,032,095    8,171,903     8,016,482     8,138,964


                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED MAY 31, 1997


                                      Additional
                             Common     Paid-in       Retained
                              Stock     Capital       Earnings          Total
                             ------   -----------   ------------    ------------
Balance, August 31, 1996     $7,986   $17,629,678   $ 23,973,425    $ 41,611,089

  Exercise of stock
    options                      46       343,593           --           343,639

  Issuance of stock               4        41,316           --            41,320

  Net loss                     --            --       (1,166,427)     (1,166,427)
                             ------   -----------   ------------    ------------

Balance, May 31, 1997        $8,036   $18,014,587   $ 22,806,998    $ 40,829,621
                             ======   ===========   ============    ============


                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                        May 31,
                                                           -------------------------------
                                                               1997               1996
                                                           ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                        $ (1,166,427)      $  2,157,598
   Income (loss) from discontinued operations                  (531,634)           632,594
                                                           ------------       ------------
  Income (loss) from continuing operations                     (634,793)         1,525,004
    Income tax expense (benefit)                               (203,000)         1,170,000
                                                           ------------       ------------
  Income (loss) before income taxes                            (837,793)         2,695,004
   Noncash expenses, revenues, losses and gains
    included in income (loss):
    Depreciation and amortization                             1,006,769            959,641
    Decrease (increase) in working capital items                752,145           (884,105)
    Other noncash transactions                                  241,266            174,131
                                                           ------------       ------------
                                                              1,162,387          2,944,671
  Increase in other assets                                     (116,526)          (172,028)
  Income taxes (net paid)                                       (45,638)        (1,155,794)
  Additions to long-term liabilities                               --              497,705
  Payments on long-term liabilities                            (274,363)          (287,699)
                                                           ------------       ------------
      Net cash flows provided by operating activities           725,860          1,826,855
                                                           ------------       ------------

Cash flows from investing activities:
  Investment in discontinued operations                        (700,001)          (231,948)
  Acquisition of property and equipment                      (1,095,573)          (404,986)
  Decrease (increase) in long-term receivables
    and deposits                                                (33,493)            32,600
                                                           ------------       ------------
      Net cash flows used in investing activities            (1,829,067)          (604,334)
                                                           ------------       ------------

Cash flows from financing activities:
  Stock repurchase                                                 --             (127,503)
  Exercise of stock options                                     273,718             70,959
                                                           ------------       ------------
      Net cash flows provided by (used in)
        financing activities                                    273,718            (56,544)
                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents           (829,489)         1,165,977
Cash and cash equivalents, beginning of period               12,561,703         11,076,047
                                                           ------------       ------------

Cash and cash equivalents, end of period                   $ 11,732,214       $ 12,242,024
                                                           ============       ============

                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three month and nine month periods ended May 31, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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



2.       RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings per Share." FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). This new standard requires the presentation of basic earnings per share based upon average common shares outstanding and a diluted EPS based on average common shares outstanding plus the dilutive effect of potential common shares. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permitted. Upon the adoption of FAS 128, EPS for prior periods will be restated to conform to the new standard. The Company does not believe that the adoption of FAS 128 will have any material effect on its financial statements.



3.       DISCONTINUED OPERATIONS

         On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg Corp ("AmSurg") common stock owned by the Company to the holders of Company common stock ("the Distribution"). The Distribution was expected to occur in May 1997 and was subject to the receipt of a favorable Internal Revenue Service ("IRS") ruling that the transaction could be completed on a substantially tax-free basis. The Company has been advised by the IRS that a favorable ruling will not be issued on the transaction as submitted in the original ruling request. The Company is submitting to the IRS an alternative structure which it believes should result in a favorable ruling. If the Distribution occurs, AmSurg will operate as an independent entity with publicly traded common stock. As a result of the Board of Directors' approval of the plan, the consolidated financial statements of the Company and the related Notes to Consolidated Financial Statements have been adjusted and restated to reflect the results of operations and net assets of AmSurg as a discontinued operation in accordance with generally accepted accounting principles.

         During the three months ended May 31, 1997, AmSurg recorded an impairment loss of $2,321,168 ($1,363,918 net of minority stockholders' interest) which represents a charge in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." AmSurg determined that an impairment in the asset carrying value at one of its partnerships that owns two surgery centers acquired in 1994 had taken place. AmSurg projected the undiscounted cash flows from these centers and determined these cash flows to be less than the carrying value of the long-lived assets attributable to this partnership. Accordingly, an impairment loss equal to the excess of the carrying value of the long-lived assets over the present value of the estimated future cash flows was recorded.


         Summary operating results of AmSurg are as follows:

                                         Three months ended                        Nine months ended
                                               May 31,                                  May 31,
                                 -----------------------------------      ------------------------------------
                                       1997              1996                    1997              1996
                                 ----------------- -----------------      ------------------ -----------------
Revenues                         $     13,598,471  $       8,085,584      $      35,796,515  $      20,680,350
Income before minority
  interest and income taxes      $      1,064,775  $       2,068,765      $       5,883,565  $       5,177,892
Minority interest                $      2,301,726  $       1,301,978      $       5,654,772  $       3,527,929
Net income (loss)                $     (1,670,951) $         460,787      $        (791,207) $       1,014,963
Net income (loss)
   attributable to American
   Healthcorp, Inc.              $     (1,023,498) $         286,634      $        (531,634) $         632,594


         Net assets of AmSurg are as follows:


       ---------------------------------------------------------------
       At May 31,                                          1997
       ---------------------------------------------------------------
       Current assets                                      $12,078,105

       Property and equipment                               15,662,672

       Other assets                                          1,237,990

       Excess of cost over net assets of
       purchased operations, net                            35,996,650

       Current liabilities                                  (6,057,885)

       Deferred taxes                                         (765,000)

       Long-term debt                                      (16,327,230)

       Minority interests                                  (25,286,686)

       ---------------------------------------------------------------
       Net assets of discontinued operations         $      16,538,616
       ---------------------------------------------------------------


4.       AMSURG ACQUISITIONS

         In two separate transactions during the quarter ended May 31, 1997, AmSurg acquired a majority interest in two physician practice-based surgery centers. The purchase price paid for the interests acquired was $2,839,503 which consisted of cash of $2,350,512 and AmSurg common stock valued at $488,991. With these transactions,

AmSurg acquired tangible assets of $578,442, excess cost over net assets of purchased operations of $2,547,048 and assumed liabilities of $285,987.


5.       AMSURG LONG-TERM DEBT

         On April 15, 1997, AmSurg executed an amended and restated credit agreement with two lending institutions. The credit agreement permits AmSurg to borrow up to $15,000,000 to finance AmSurg acquisitions and development projects. All borrowings under this agreement bear interest at prime or 1.75% above LIBOR or a combination thereof. The agreement provides for a fee of .35% on unused commitments and all outstanding borrowings are to be repaid April 15, 1999. The agreement contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth and prohibits the payment of dividends to common stockholders. Borrowings under the credit agreement totaled $10,033,658 at May 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The continuing operations of American Healthcorp, Inc. and its subsidiaries (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA") a wholly-owned subsidiary, which is the nation's leading provider of diabetes services to physicians, hospitals and healthcare payors designed to enhance the quality and lower the cost of treatment of patients with diabetes. AmSurg Corp. ("AmSurg"), a majority-owned (58% at May 31, 1997) subsidiary which is reported as a discontinued operation, develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnership with surgical and other group practices.

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

         The proposed Distribution was expected to occur in late May 1997 and was subject to the receipt of a favorable Internal Revenue Service ruling that the transaction could be completed on a substantially tax-free basis. On June 10, 1997, the Company announced that it has been advised by the Internal Revenue Service that a favorable ruling will not be issued on the transaction as submitted in the original ruling request. The Company is submitting to the Internal Revenue Service an alternative structure which the Company believes, on the basis of advice from its legal counsel and tax advisors, should result in the receipt of a favorable ruling. However, there can be no assurances that all of the conditions of the Distribution, including the receipt of the favorable ruling from the Internal Revenue Service, will be met or that the Distribution will be completed. In addition, the anticipated date that these matters will be resolved cannot be estimated at this time.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are favorable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for AmSurg include: AmSurg's ability to enter into partnership agreements for new practice-based ambulatory surgery centers and new specialty physician networks; AmSurg's ability to develop or acquire new centers on the schedules currently anticipated; AmSurg's ability to contract with managed care payors for its existing centers and its centers that are currently under development; AmSurg's ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; and AmSurg's ability to maintain favorable relations with its physician partners. Additional factors for the Company are the Company's receipt of a favorable ruling from the Internal Revenue Service regarding the substantially tax-free nature of the proposed Distribution and the receipt of other approvals required to complete the Distribution on terms acceptable to the Company.


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

         The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of May 31, 1997 and 1996. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                                        As of May 31,
                                -----------------------------------------------------------
                                             1997                           1996
                                -----------------------------------------------------------
                                                  Hospital                         Hospital
                                  Contracts        Sites          Contracts         Sites
                                -----------------------------------------------------------
Hospital contracts/sites              59             63               58             60

Network contracts/sites                2             11                2             11
                                -----------------------------------------------------------
Total contracts/sites                 61             74               60             71
                                ===========================================================

         The components of changes to the total number of DTCA hospital contracts during the quarters and the nine months ended May 31, 1997 and 1996 are presented below.

                                                For the Three Months Ended May 31,
                                  -----------------------------------------------------------
                                              1997                             1996
                                  -----------------------------------------------------------
                                                    Hospital                         Hospital
                                     Contracts        Sites          Contracts         Sites
                                  -----------------------------------------------------------
Total contracts/sites at
   beginning of period                   60            72                62             73

New contracts/sites signed                2             3                 0              0

Contracts/sites discontinued            (1)           (1)               (2)            (2)
                                  -----------------------------------------------------------

Total contracts/sites                    61            74                60             71
                                  ===========================================================



                                                For the Nine Months Ended May 31,
                                  -----------------------------------------------------------
                                              1997                            1996
                                  -----------------------------------------------------------
                                                   Hospital                         Hospital
                                    Contracts        Sites          Contracts         Sites
                                  -----------------------------------------------------------
Total contracts/sites at
   beginning of period                   61            72                69             74

New contracts/sites signed                4             6                 4              9

Contracts/sites discontinued            (4)           (4)              (12)           (12)

Conversion of stand alone
   hospital contract to
   hospital network contract              -             -               (1)              -

                                  -----------------------------------------------------------

Total contracts/sites                    61            74                60             71
                                  ===========================================================



         During the nine month period ended May 31, 1997, fifteen contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1997, eight contracts will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability. During the nine months ended May 31, 1997 all four of the contracts discontinued and two of the contracts renewed were with hospitals owned by Columbia/HCA Healthcare Corporation. Two of the contracts that will expire during the remainder of fiscal 1997 and seven of the contracts that will expire during fiscal 1998 are with hospitals owned by Columbia/HCA Healthcare Corporation.

         The Company believes that general uncertainties associated with the changes taking place in the healthcare industry and hospital pressures to reduce operating costs as a result of increasing managed care payor influences have adversely affected DTCA's revenues and contract retention during recent periods and may continue to have an adverse effect on hospital contract profitability in future periods. While the Company believes that its programs reduce the costs of care for hospitalized diabetes patients, certain hospitals faced with pressures to make immediate cost reductions have decided that the short-term benefit of eliminating the costs associated with programs such as the Company's diabetes program is justified. However, the Company also believes that the growth in healthcare payor demand for effective chronic disease management programs from healthcare providers such as hospitals will stabilize DTCA's hospital contract business and will provide an opportunity for future growth in this business.

         While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from comprehensive healthcare management contracts with managed care payors for their enrollees with diabetes. The Company anticipates continuing to incur substantial expenditures associated with these comprehensive diabetes disease management efforts. For the three month periods ended May 31, 1997 and 1996, DTCA's managed care operations reduced the Company's pretax profitability by approximately $1.7 million and $585,000, respectively. Unless new managed care contracts are signed which involve significant startup losses, the Company does not anticipate that the future quarterly losses from its managed care operations will materially exceed those incurred during the quarter ended May 31, 1997.

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

         Also as a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their enrollees with diabetes in selected markets. The Principal agreement originally encompassed six market sites and was amended during the first quarter of fiscal 1997 to add an additional HMO contract location. The original Health Options agreement was for one market site but an additional HMO contract location was added during the second quarter of fiscal 1997. The Principal agreement now covers seven of the largest HMO subsidiaries of Principal totaling approximately 400,000 members, including an estimated 10,000 to 12,000 members with diabetes. The Health Options agreements cover approximately 160,000 members, including an estimated 3,200 to 3,800 members with diabetes. Both the Principal and the Health Options agreements have an initial term of five years. DTCA is at risk for the costs of operating its comprehensive healthcare management system and Principal and Health Options continue to be at risk for all of their members' healthcare costs. Cost savings anticipated to be produced by the system is shared according to formulae set forth in the agreements.

         DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be slightly less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets except the new Health Options market added during the second quarter of fiscal 1997 having begun implementation by December 1996. Implementation began at the new Health Options market site on April 1, 1997. Because of expected ramp-up periods at each of the agreement sites and the timing delay in calculating DTCA's share of savings, if any, which may be produced by the program, it is anticipated that DTCA's profitability will be negatively affected by these agreements during the first full year of operation at each of these sites. However, the Company believes that several of these contracts which have been in operation the longest will begin to produce diabetes population healthcare cost savings which will result in increased DTCA managed care payor contract revenues beginning in the fourth quarter of 1997.

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


                                     AMSURG

         Through investments made since fiscal 1993, the Company owns approximately 58% of the outstanding common stock of AmSurg, a company that develops, acquires and operates physician practice-based ambulatory surgery centers in partnership with physician practice groups through partnerships or limited liability companies. As of May 31, 1997, AmSurg owned a majority interest (51% or greater) in 30 surgery centers, operated another center pursuant to a management agreement, owned a majority interest (60% or greater) in two physician practices and had established and was the majority owner (51%) of three start-up specialty physician networks.

         The following table presents the components of changes in the number of AmSurg surgery centers in operation for the three and nine month periods ended May 31, 1997 and 1996.

                                                   Three months ended          Nine months ended
                                                        May 31,                    May 31,
                                                   ---------------------------------------------
                                                   1997          1996          1997         1996
                                                   ---------------------------------------------
Centers in operation at beginning of period         28             18           22           18

New center acquisitions placed in operation          2              -            6            -

New development centers placed in                    1              -            3            -
operation
                                                   ---------------------------------------------

Centers in operation at end of period               31             18           31           18
                                                   =============================================



         Twenty-three of the AmSurg surgery centers in operation as of May 31, 1997, perform gastrointestinal endoscopy procedures, five centers perform ophthalmology procedures, one center performs orthopaedic procedures, one center performs otolaryngology procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. In addition, as of May 31, 1997, AmSurg also owned a majority interest in 19 partnerships or LLCs, including four projects requiring certificate of need approval, each of which will develop, own and operate a surgery center. As of May 31, 1996, AmSurg owned a majority interest in 14 partnerships or LLCs that were developing centers.

         The limited partnerships and limited liability companies formed by AmSurg own and operate the AmSurg surgery centers, with the exception of one center in which AmSurg has no ownership interest but which is operated by AmSurg under a management agreement. The other partner or member in each partnership and limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The two physician group practices are also owned through limited partnerships in which AmSurg is the general partner and owns a majority interest. The other partner in each partnership is an entity owned by the principal physicians who provide professional medical services to patients of the practice. All third party payor contracts under which the two physician group practices provide professional services are entered into by the group practice entity in which AmSurg is the general partner and owns a majority interest.

         AmSurg's sources of revenues are set forth in the table below.

                                             Percentage of Total Revenues
                                   --------------------------------------------
                                   Three months ended         Nine months ended
                                      May 31, 1997              May 31, 1997
                                   ------------------         -----------------
Surgery centers                           81%                       82%

Physician practices                       16                        15

Management fee                             1                         1

Interest and other                         2                         2
                                   ------------------         -----------------
                Total                    100%                      100%
                                   ==================         =================


The facility fees and the fees for physician services received by AmSurg surgery centers and by the two physician practices in which AmSurg owns a majority interest are generally paid by third party reimbursement programs including governmental and private insurance programs.

         AmSurg intends to expand primarily through the development and acquisition of additional practice-based surgery centers in targeted surgical specialties. In addition, the Company believes that AmSurg's surgery centers, combined with AmSurg's relationships with specialty physician practices in the surgery centers' markets, will provide other opportunities for growth from surgical specialty network development that, if appropriate, may include the acquisition of specialty physician practices. By using AmSurg surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that AmSurg will strengthen its market position in contracting with managed care organizations. As of May 31, 1997, AmSurg operated three startup specialty physician networks, located in the south Florida market and in Knoxville, Tennessee and Montgomery, Alabama.

         The start-up specialty physician networks are owned through limited partnerships and limited liability companies. AmSurg owns a majority interest in these entities, and the other partners are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payors. It is not expected that the specialty physician networks in themselves will be a significant source of income for AmSurg. These networks were and will be formed primarily as a contracting vehicle to generate revenues for AmSurg's practice-based surgery centers and physician practices. These networks have not yet generated any revenues.

         While AmSurg generally owns 51% to 70% of the entities that own the surgery center or physician group practice, AmSurg's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities. Also, because the Company owns approximately 58% of the common stock of AmSurg, the calculation of the Company's results of discontinued operations includes a minority interest provision to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.

RESULTS OF OPERATIONS

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

                                      DTCA

         The following table presents the operations of DTCA for the three and nine month periods ended May 31, 1997 and associated percentage changes from the corresponding period in fiscal 1996.

                                                Three Months Ended                    Nine Months Ended
                                                   May 31, 1997                          May 31, 1997
                                         -----------------------------------------------------------------------
                                               Actual          % Change             Actual            % Change
                                         -----------------------------------------------------------------------
Revenues                                 $    7,246,162            (8.0)%      $  22,578,382           (4.3)%
Expenses:
  Salaries and benefits                       5,399,511             9.7           16,154,469           10.2

  Other operating expenses                    2,126,648             6.6            6,249,424           18.6

  Depreciation and amortization                 331,290             6.9            1,006,769            4.9

  Interest                                        3,455           266.8                5,513           28.0
                                         -----------------------------------------------------------------------
      Total expenses                          7,860,904             8.8           23,416,175           12.1
                                         -----------------------------------------------------------------------
Loss before income taxes                       (614,742)         (195.0)            (837,793)        (131.1)
  Income taxes                                 (203,000)         (172.2)            (203,000)        (117.4)
                                         -----------------------------------------------------------------------
Net loss                                 $     (411,742)         (212.4)%       $   (634,793)        (141.6)%
                                         =======================================================================

         The DTCA revenues decrease for the three and nine month periods ended May 31, 1997 from the comparable periods last year resulted primarily from the impact of hospital contract rate renegotiations and restructurings and hospital contract terminations, offset somewhat by an increase in revenues associated with certain of the managed care payor disease management contracts. Hospital contract rate renegotiations and restructurings were the primary reasons for decreases in same contract revenues for the three and nine month periods ended May 31, 1997 of 10% and 3%, respectively, for contracts in operation as of September 1, 1995. The Company believes that hospital pressures to immediately reduce their operating costs may negatively impact same-contract revenue comparisons and contract renewals during the remainder of fiscal 1997 and the initial quarters of fiscal 1998. While the comprehensive healthcare management contracts with managed care payors did generate a small amount of revenues for DTCA during the three month and nine month periods ended May 31, 1997, and the managed care agreements with Principal and Health Options are anticipated to begin generating increased revenues during the quarter ending August 31, 1997, costs associated with DTCA's managed care payor business are expected to exceed anticipated revenues during that quarter and for fiscal 1997.

         The increase in overall DTCA salaries and benefits for the three and nine month periods ended May 31, 1997 resulted primarily from higher staffing costs associated with DTCA's managed care contracts with Bristol-Myers, Principal and Health Options and from normal salary and benefit increases. Salaries and benefits as a percentage of revenues for the three and nine month periods ended May 31, 1997 were 75% and 72%, respectively, as compared with 62% for both the comparable fiscal 1996 periods. These increases resulted primarily from the impact of additional salary costs associated with the Company's managed care contract operations which produced minimal revenues to date during fiscal 1997.

         The increase in DTCA's other operating expenses for the three and nine month periods ended May 31, 1997 from the comparable periods last year resulted primarily from increased costs associated with the implementation of the Bristol-Myers, Principal and Health Options contracts causing other operating expenses as a percentage of revenues for the three and nine month periods ended May 31, 1997 to increase to 29% and 28%, respectively, compared with 25% and 22%, respectively, for the comparable periods last year.

         The increase in DTCA's depreciation and amortization expense for the three and nine month periods ended May 31, 1997 from the comparable periods last year resulted from additional amortization expense associated with the costs of contract development at contracts recently placed in operation partially offset by reduced amortization expense at DTCA contracts where the costs of contract development have been fully amortized.

         The decrease in income tax expense (resulting in an income tax benefit for the fiscal 1997 periods compared with income tax expense for the fiscal 1996 periods) attributable to DTCA's operations for the three and nine month periods ended May 31, 1997 from the comparable periods last year resulted from decreased operating results for the fiscal 1997 periods. The differences between the federal statutory income tax rate of 34% and the Company's effective income tax rates during the periods are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

         The Distribution will result in certain nonrecurring expenses being recognized by the Company as of the date of the Distribution. For the Company, the non-recurring expenses of the Distribution are expected to be approximately $600,000. In addition, as a result of the Distribution and pursuant to the terms of the American Healthcorp, Inc. stock option plans, the exercise price per share of outstanding options to purchase shares of the Company's common stock will be reduced and the number of shares underlying such options will be in certain cases increased to maintain the value of these stock options following the Distribution at pre-Distribution levels. Holders of these stock options on the Distribution record date will not be entitled to receive shares of AmSurg common stock with respect to such options. The amount by which the options will be adjusted will depend on the comparison of the market price per share of American Healthcorp common stock before and after the Distribution. In addition, the vesting of options will be accelerated for options that have not yet vested. As a result of this adjustment of the American Healthcorp, Inc. stock options, generally accepted accounting principles requires that the Company record non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital will be recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options will take place. Although it would be possible to adjust the options without changing this ratio, it could only be accomplished by issuing a large number of new options which would result in substantial dilution to American Healthcorp, Inc. stockholders. While the adjustment management anticipates making will result in additional new option issuances, such new issuances will be significantly less than those which would be required to avoid recognition of compensation expense as of the Distribution Date. The option adjustment, on a one-time basis, will reduce earnings as a result of the recognition of compensation expense less the income tax benefit associated with the compensation expense deduction and will increase additional paid-in capital by the amount of the compensation expense. If the Distribution were to have occurred on May 31, 1997, on which date the closing price of American Healthcorp, Inc. Common Stock was $11.13, the estimated impact on earnings and stockholders' equity would have been as follows:

                                                           Net Income
                                                            Increase
                                                           (Decrease)
                                                       ------------------
Compensation expense                                      $(4,000,000)

Estimated income tax benefit                                1,520,000
                                                       ------------------
   Net decrease in net income                             $(2,480,000)
                                                       ==================

                                                          Stockholders'
                                                              Equity
                                                             Increase
                                                            (Decrease)
                                                        ------------------
Increase in paid-in capital from stock options              $4,000,000

Net decrease in net income                                  (2,480,000)
                                                        ------------------
   Net increase in stockholders' equity                     $1,520,000
                                                        ==================

         In addition, the option adjustment described above will also have the effect of decreasing future earnings per share primarily because of the impact of the additional options on the calculation of common stock equivalents used in the calculation of earnings per share. Because the amount of these adjustments will depend upon the market price of American Healthcorp, Inc. common stock immediately prior to and after the Distribution, it is not possible to predict the future impact on weighted average common shares and equivalents.

                                     AMSURG

         The following table presents the operations of AmSurg for the three and nine month periods ended May 31, 1997 and associated percentage changes from the corresponding periods in fiscal 1996. These results of operations for AmSurg have been reported as a discontinued operation in the Company's financial statements.

                                                        Three Months Ended                  Nine Months Ended
                                                           May 31, 1997                        May 31, 1997
                                                 ---------------------------------------------------------------------
                                                     Actual             % Change           Actual           % Change
                                                 ---------------------------------------------------------------------
Revenues                                         $    13,598,471            68.2%     $    35,796,515            73.1%
                                                 ---------------------------------------------------------------------
Expenses:
   Salaries and benefits                               4,097,168            55.7           11,386,944            79.9
   Other operating expenses                            4,623,109            84.2           12,229,435            84.2
   Depreciation and amortization                       1,119,891            70.2            3,019,302            56.0
   Interest                                              372,360            70.0              956,101            59.6

   Impairment loss                                     2,321,168             N/A            2,321,168             N/A
                                                 ---------------------------------------------------------------------
      Total expenses                                  12,533,696           108.3           29,912,950            93.0
                                                 ---------------------------------------------------------------------
Income before minority interest
   and income taxes                                    1,064,775           (48.5)           5,883,565            13.6

   AmSurg minority partners' interest                  2,301,726            76.8            5,654,772            60.3
                                                 ---------------------------------------------------------------------
Income (loss) before income taxes                     (1,236,951)         (261.3)             228,793           (86.1)
   Income taxes                                          434,000            41.8            1,020,000            60.6
                                                 ---------------------------------------------------------------------
Net loss                                              (1,670,951)         (462.6)            (791,207)         (178.0)
   Accretion of preferred stock discount                  69,114             N/A              135,698             N/A
                                                 ---------------------------------------------------------------------
Net loss attributable to common
   stockholders                                       (1,740,065)         (477.6)            (926,905)         (191.3)
   AmSurg minority stockholders' interest               (716,567)         (511.5)            (395,271)         (203.4)
                                                 ---------------------------------------------------------------------
Net loss attributable to
   American Healthcorp, Inc.                     $    (1,023,498)        (457.1)%     $      (531,634)        (184.0)%
                                                 =====================================================================


         The increases in AmSurg revenues for the three and nine month periods ended May 31, 1997 of 68% and 73%, respectively, from the comparable periods last year resulted primarily from the growth in the number of surgery centers in operation, the acquisitions of one physician practice in January 1996 and one physician practice in January 1997 and from increases of 4% and 8% in same-center revenues for the three month and nine month periods, respectively, at the 18 centers in operation since September 1, 1995. Excluding the two centers which are owned by the partnership in which the impairment loss as described below was recorded, same-center revenues for the three month and nine month periods ended May 31, 1997 increased by 7% and 9%, respectively. The Company anticipates further revenue growth in the fourth quarter of fiscal 1997 and fiscal 1998 resulting from additional start-up and acquisition centers and physician practices placed in operation in fiscal 1996 and fiscal 1997 and from same-center revenue growth.

         Salaries and benefits expense plus other operating expense for the three month and the nine month periods ended May 31, 1997, increased by 70% and 82%, respectively, compared with the comparable periods for fiscal 1996. These increases resulted from additional centers in operation, the acquisition of an additional physician practice during the second quarter of fiscal 1997, and an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expenses and other operating expenses represented in the aggregate approximately 64% of revenues for both the three month periods ended May 31, 1997 and May 31, 1996 and represented in the aggregate approximately 66% and 63%, respectively, of revenues for the nine month periods ended May 31, 1997 and May 31, 1996. The increase in the operating expenses as a percentage of revenues for the nine months ended May 31, 1997 from the comparable fiscal 1996 period resulted primarily from the acquisition of the physician group practices. Physician group practices generally have lower operating margins than surgery centers. Because the two physician practices in which AmSurg now has a majority ownership have both greater revenues and greater operating expenses as a percentage of revenues than any single surgery center, the acquisition of one of these practices during the second quarter of fiscal 1996 and the acquisition of the other practice during the second quarter of fiscal 1997 have negatively impacted operating margin percentages.

         AmSurg's depreciation and amortization expense for the three and nine month periods ended May 31, 1997 increased by 70% and 56%, respectively, from the comparable periods last year and resulted primarily from AmSurg's acquisition of majority interests in additional surgery centers, the acquisition of the physician practices and from new start-up surgery centers placed in operation. Interest expense for the three and nine month periods ended May 31, 1997 increased by 70% and 60%, respectively, from the comparable periods last year and is primarily attributable to debt assumed or incurred by AmSurg in connection with acquisitions of interests in surgery centers and the physician practices plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The impairment loss of $2.3 million in the three month period ended May 31, 1997 represents a charge in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed of." AmSurg determined that an impairment in the asset carrying value at one of its partnerships that owns two surgery centers acquired in 1994 had taken place and as a result it recorded an impairment of asset carrying value associated with these centers. Various disagreements with the sole physician partner over the operation of these centers have adversely impacted the operations of these centers. After a series of discussions and attempts to resolve their differences occurring in March 1997, AmSurg determined in April 1997 that the partners would not resolve their disagreements and that as a result the carrying value of the assets associated with this partnership was not likely to be fully recovered. In determining that an impairment had occurred, AmSurg projected the undiscounted cash flows from these centers and determined these cash flows to be less than the carrying value of the long-lived assets attributable to this partnership. Accordingly an impairment loss equal to the excess of the carrying value of the long-lived assets over the present value of the estimated future cash flows was recorded. AmSurg believes that the most probable outcome will be the discontinuance of its involvement with these centers. It is management's intent to pursue a course of resolution that is as economically favorable as possible to AmSurg. The physician partner has initiated arbitration proceedings and AmSurg has initiated legal proceedings to resolve the disagreements between the parties. AmSurg believes it has good relationships with its other physician partners and that the impairment loss attributable to the partnership discussed above resulted from a unique set of circumstances. The pretax losses after minority interest for these two centers for the three and the nine month periods ended May 31, 1997 were $48,484 and $34,636, respectively, and the pretax profit after minority interest for these two centers for the three and the nine month periods ended May 31, 1996 were $20,036 and $19,369, respectively. AmSurg does not believe that the operations of these two centers subsequent to May 31, 1997 will have a significant impact on AmSurg's future ongoing results of operations.

         The AmSurg minority partners' interest in center and physician practice earnings for the three and nine month periods ended May 31, 1997 increased by 77% and 60%, respectively, from the comparable fiscal 1996 fiscal periods primarily as a result of minority partners' interest in earnings at AmSurg surgery centers recently added to operations and from increased same-center profitability.

         AmSurg's income tax expense for the three and nine month periods ended May 31, 1997 increased by 42% and 61%, respectively, from the comparable periods for fiscal 1996 primarily as a result of increased pretax profit during these periods prior to consideration of the impairment loss and from utilization of prior period net operating loss carry-forwards during the nine month period ended May 31, 1996. Because the impairment loss discussed above may only be deducted for tax purposes against future capital gains for up to five years, AmSurg has recognized no tax benefit associated with this loss in the current period. AmSurg's effective income tax rate on pretax income prior to the impairment loss for the three and nine month periods ended May 31, 1997 was 40% for both of these periods compared with 40% and 38%, respectively, for the comparable periods last year. The increase in the effective income tax rate for the nine month period ended May 31, 1997 over the nine month period ended May 31, 1996 resulted primarily from the utilization of prior period net operating loss carry-forwards during the first and second quarters of fiscal 1996. The difference between the federal statutory income tax rate of 34% and AmSurg's effective income tax rates is due primarily to the impact of state income taxes for both the fiscal 1997 and the fiscal 1996 periods and to the utilization of prior period net operating loss carry forwards during the nine month period ended May 31, 1996.

         Accretion of preferred stock discount resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. The redeemable preferred stock is being accreted to its redemption value including potential dividends which will begin in November 1998 unless redeemed by that date.

          AmSurg minority stockholders' interest in the net loss attributable to common stockholders for the three and nine month periods ended May 31, 1997 reflects the share of this net loss attributable to the common stock ownership in AmSurg that is not held by American Healthcorp, Inc. as well as the accretion of preferred stock discount. For the three and nine month periods ended May 31, 1997, this minority common stock ownership was 41% and 40%, respectively and for the three and nine month periods ended May 31, 1996, this minority common stock ownership was 38%.

         AmSurg is expected to incur approximately $450,000 in non-recurring expenses associated with the Distribution. These expenses will be recognized by AmSurg as of the date of the Distribution.


LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

         Operating activities from continuing operations for the nine month period ended May 31, 1997 provided $725,860 in cash flow. Investing activities during this period used $1.8 million in cash which consisted primarily of $1.1 million in capital expenditures primarily associated with equipment additions for DTCA's new managed care contract locations and $700,000 invested in AmSurg during the period. Financing activities associated with continuing operations for the nine month period ended May 31, 1997 provided $273,718 in cash flow all of which was attributable to proceeds from the exercise of stock options.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $11.7 million at May 31, 1997 will continue to enable the Company to fund DTCA's current working capital needs, including the implementation and operation of the agreements with Principal and Health Options and to pay the Company's costs associated with the Distribution. During the quarter ended May 31, 1997, the Company terminated its $10 million bank revolving credit agreement as it had no outstanding borrowings or plans to borrow under this agreement.

DISCONTINUED OPERATIONS

         Operating activities for AmSurg for the nine month period ended May 31, 1997 generated $8.9 million in cash flow. Investing activities during this period used $16.6 million in cash which consisted primarily of $11.1 million used by AmSurg to acquire interests in additional practice-based ambulatory surgery centers and an interest in a physician practice and $5.6 million used for the acquisition of property and equipment for new AmSurg start-up surgery centers and for other equipment and leasehold improvement purchases for existing AmSurg operations. Financing activities for the period provided $9.4 million in cash flow primarily as a result of (i) net additions to long-term debt of $5.4 million, (ii) net proceeds of approximately $5.0 million from the issuance of preferred stock, (iii) $2.1 million in minority partner capital contributions to AmSurg's partnerships and limited liability companies developing start-up surgery centers and (iv) $1.8 million in cash proceeds from the issuance of AmSurg common stock; these financing proceeds were partially offset by $4.9 million in distributions to surgery center minority partners. At May 31, 1997, AmSurg had $4.4 million in outstanding term loan borrowings under its amended and restated bank credit agreement which is repayable through June 2000. AmSurg also had outstanding borrowings of $10.0 million under a related revolving credit facility which was amended during the quarter ended May 31, 1997 and which currently provides up to $15.0 million in available credit through April 1999 for acquisition and development projects. Borrowings under the bank credit agreement and related credit facility bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at AmSurg's option, plus a .35% fee for unused commitments. At May 31, 1997, AmSurg partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $4.0 million. Of the $4.0 million, AmSurg expects that approximately $3.5 million will be borrowed under AmSurg's credit facility (and guaranteed on a pro rata basis by the physicians), and that the remaining amount will be provided by AmSurg and the physician partners in proportion to their respective ownership interests. AmSurg intends to fund its portion out of cash flow from operations.

         On November 20, 1996, AmSurg issued shares of its preferred stock to certain unaffiliated institutional investors for cash proceeds of approximately $5.0 million, after payment of offering expenses. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company following the Distribution. The redeemable preferred stock has a liquidation value of $3.0 million and will accrue dividends of 8% per annum on such liquidation value commencing November 21, 1998. This stock is subject to redemption at the option of AmSurg at any time, and is subject to redemption at the option of the holders on November 20, 2002 and upon the occurrence of certain events, including a public offering yielding at least $20.0 million in net proceeds to AmSurg and/or its stockholders (or $25.0 million in net proceeds if the Distribution does not occur) (a "Qualified IPO"). The redeemable preferred stock may also be converted into shares of AmSurg common stock at the option of the holders for a limited period of time following the Distribution or upon a Qualified IPO at the then current market price of the common stock. The convertible preferred stock, with a liquidation value of $2.5 million, will be automatically converted into a number of shares of common stock that approximates 6% of the equity of AmSurg determined as of November 20, 1996, with that percentage being ratably increased to 8% of the equity of AmSurg if a triggering event has not occurred by November 20, 2000. If a Qualified IPO or other triggering event does not occur by November 20, 2002, the holders of the convertible preferred stock will have the right to sell such stock to AmSurg at a formula price.

         Historically AmSurg has depended on American Healthcorp, Inc. for the majority of its equity financing. A principal purpose of the Distribution is to permit AmSurg to have access to public debt and equity capital markets as an independent public company. Management believes that AmSurg will have access to such capital on more favorable terms as an independent public company than it could have as a majority-owned subsidiary of American Healthcorp, Inc. particularly in public equity markets. While AmSurg anticipates that its operating activities will continue to provide positive cash flow, AmSurg will require additional financing in order to fund its development and acquisition plans and to achieve its long-term strategic growth plans. This additional financing could take the form of a private or public offering of debt or equity securities or additional bank financing. No assurances can be given that the necessary financing will be obtainable on terms satisfactory to AmSurg. The failure to raise the funds necessary to finance its future cash requirements could adversely affect AmSurg's ability to pursue its strategy and could adversely affect its results of operations for future periods.

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

             Not Applicable.

ITEM 5.  Other Information.

             Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 4.1 Article IV of the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-41119))

                 10.1 Second Amended and Restated Loan Agreement dated April 17, 1997 among AmSurg, SunTrust Bank, Nashville, N.A., and NationsBank of Tennessee, N.A., as amended May 6, 1997 (incorporated by reference to Exhibit 10.4 to Form 10 of AmSurg Corp. filed May 9, 1997).

                 27  Financial Data Schedule (for SEC use only)

           (b)   Reports on Form 8-K

                 A report on Form 8-K dated March 17, 1997 was filed during the quarter ended May 31,1997 reporting the proposed Distribution of AmSurg common stock held by the Company to the shareholders of the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERICAN HEALTHCORP, INC.
                                                   (Registrant)




Date  July 14, 1997                       By      /s/ Henry D. Herr
      -------------                           ---------------------------
                                                      HENRY D. HERR
                                                Executive Vice President
                                               Finance and Administration
                                              (Principal Financial Officer)



Date  July 14, 1997                       By     /s/ David A. Sidlowe
      -------------                           ---------------------------
                                                     DAVID A. SIDLOWE
                                              Vice President and Controller
                                              (Principal Accounting Officer)