Form 10-K405
period 1997-08-31
AMERICAN HEALTHCORP INC /DE
filed 1997-11-26
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For The Fiscal Year Ended August 31, 1997
                          Commission File No. 000-19364

                            AMERICAN HEALTHCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       62-1117144
             --------                                       ----------
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification Number)

One Burton Hills Boulevard, Nashville Tennessee               37215
-----------------------------------------------               -----
   (Address of principal executive offices)                 Zip Code

       Registrant's telephone number, including area code:   (615) 665-1122
                                                             --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
As of November 19, 1997, 8,061,624 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $71,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

         The continuing operations of American Healthcorp, Inc. (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors designed to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), a majority-owned (58% at August 31, 1997) subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices.

         In March of 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution is described in more detail in an Information Statement provided prior to the Distribution to all holders of the Company's common stock. No vote was required by holders of the Company's common stock to approve the Distribution. While the Distribution is subject to several conditions, including the receipt of either a favorable ruling from the IRS or legal opinions from the Company's tax counsel on the substantially tax-free nature of the Distribution, the Company anticipates that the Distribution will be completed during December 1997.

         This Form 10-K contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to replace discontinued contracts in a market; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for the AmSurg Distribution include the ability to receive and the timing of the receipt of a favorable ruling from the IRS or favorable opinions from the Company's tax counsel regarding the substantially tax-free nature of the Distribution and the satisfaction of the other conditions to the Distribution.

SOURCES OF REVENUES - DIABETES SERVICES

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 1997, 1996 and 1995:


     Year Ended August 31,              1997             1996            1995
------------------------------------------------------------------------------
DTCA Hospital Contracts                   91%              95%             93%
DTCA Managed Care Payor Contracts          7                2               -
Mail Order Diabetes Supply Business        -                -               5
Other                                      2                3               2
                                       ---------------------------------------
                                         100%             100%            100%
                                       ---------------------------------------

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

         While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, DTCA has also developed and has continued to refine additional products which are designed to assist managed care payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors. These disease management products enable DTCA to manage the total healthcare needs and/or the specific diabetes care needs of populations of individuals with diabetes. DTCA believes that its intensive diabetes education, patient support and treatment regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care is delivered at the lowest cost and that ultimately such intensive diabetes education, support and treatment efforts will reduce or prevent the devastating and costly complications of diabetes.

         During January 1996, DTCA executed a contract to provide comprehensive healthcare management services for employees with diabetes of Bristol-Myers Squibb Co., U.S. Pharmaceuticals ("Bristol-Myers") located in central and western New Jersey and eastern Pennsylvania. During June 1996, DTCA executed contracts to provide these services for enrollees of Principal Health Care, Inc. ("Principal") at six of its HMO locations and enrollees of Health Options, Inc. ("Health Options"), a subsidiary of Blue Cross and Blue Shield of Florida, at one of its HMO locations. During fiscal 1997 an additional HMO contract location was added under both the Principal and the Health Options arrangement. These contracts, which the Company believes are the first comprehensive diabetes disease management contracts signed in the industry, include almost 500,000 covered lives, of which approximately 10,000 to 11,000 have diabetes. The Bristol-Myers contract became operational in March 1996 and all of the Principal and Health Options locations became operational during fiscal 1997. During September 1997, DTCA also signed an agreement with CIGNA HealthCare ("CIGNA") to provide diabetes disease management services for members in six CIGNA HMO markets that encompass approximately 1.3 million covered lives. DTCA anticipates that it will begin to provide services under the CIGNA agreement during March 1998. See "DTCA's Contractual Relationship with Clients."

         At each of the Bristol-Myers, Principal and Health Options locations, DTCA provides an office with a staff of six to eight individuals consisting of case managers, nurse educators, dietitians, counselors, administrative support and program management as needed for the number of enrollees and their geographic location in the market. The primary services provided by DTCA under these contracts include (1) identification and clinical stratification of enrollees with diabetes; (2) education of the primary care physician network on the services available to them and their patients under the program; (3) development of individual treatment plan recommendations; (4) provision of patient diabetes disease education and support; (5) provision of case management recommendation for hospitalized diabetes patients; (6) monitoring and support of the treatment plan with the primary care physician and with the patient; and (7) monitoring and reporting of clinical progress and outcomes and provision of assistance to the network providers in improving outcomes. Under the CIGNA agreement, DTCA will provide a tailored version of its NetLink(TM) telephone-based diabetes management program. These services, which will be provided from a telephone center located in Nashville, Tennessee, will be designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients. The services under the CIGNA agreement do not encompass comprehensive management of all healthcare services such as that provided under the Bristol Myers, Principal and Health Options agreements.

         Diabetes population management contracts require a sophisticated management information system to enable DTCA to manage the care of large diabetes patient populations and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets DTCA's information management needs for its diabetes population management services and has installed and is utilizing the system at each of its managed care contract locations.

         During fiscal 1997 and 1996 DTCA's managed care operations reduced the Company's pretax profitability by approximately $6.1 million and $2.8 million, respectively. This negative impact resulted primarily from initial operating losses for the new managed care payor contracts signed by DTCA at the end of fiscal 1996 and during fiscal 1997 together with the overhead costs related to these contracts and from the costs associated with marketing efforts to enter into additional disease management contracts. While the magnitude of the negative impact of the managed care operations is expected to be significantly reduced during fiscal 1998, the Company anticipates continuing to experience a negative impact on its operations during fiscal 1998 as a result of its managed care payor disease management efforts.

         DTCA operates through Arthritis and Osteoporosis Care Center, Inc. ("AOCC"), a wholly-owned subsidiary of the Company, two arthritis and osteoporosis treatment centers in Nashville, Tennessee and Toledo, Ohio. These centers are designed as comprehensive treatment centers providing the resources to meet all of the needs of individuals with arthritis and osteoporosis in one location.

         In August 1995, the Company sold its mail order diabetes supply business. The net revenues for this business were $1,898,000 for fiscal 1995. The business produced no material profit or loss to the Company from its operation or from its sale.

         The following table sets forth the number and location by state of the hospitals in which the DTCA's diabetes treatment centers in effect as of August 31, 1997 are located and the aggregate number of licensed beds in these hospitals:


--------------------------------------------------------------------------
                              Number of               Client Hospitals'
State                      Client Hospitals           Licensed Beds (1)
--------------------------------------------------------------------------
Florida                           9                         2,374
Utah                              7                           773
Georgia                           6                         1,835
Virginia                          6                         1,311
Oregon                            4                           936
Tennessee                         4                         1,928
Texas                             4                         1,280
Alabama                           3                           840
California                        3                           743
New Jersey                        3                           990
New York                          3                           704
North Carolina                    3                           556
South Carolina                    3                           868
Pennsylvania                      2                           449
Wisconsin                         2                           421
Colorado                          1                           250
Kentucky                          1                           144
Indiana                           1                           342
Iowa                              1                           549
Louisiana                         1                           172
Massachusetts                     1                           344
Minnesota                         1                           386
Missouri                          1                           238
Nebraska                          1                           296
Nevada                            1                           225
Oklahoma                          1                           445
Ohio                              1                           584
                               -----                      -------
         TOTAL                   74                        19,983
                               =====                      =======

(1) Numbers based upon the American Hospital Association's 1997/98 Guide to the Healthcare Field.

DTCA'S  BUSINESS STRATEGY

         DTCA's hospital-based diabetes treatment center business has grown from two diabetes treatment contracts in effect in 1984 to 58 contracts in effect in 27 states at August 31, 1997. The following table presents the number of contracts in effect during the past five fiscal years:


----------------------------------------------------------------------------------------------------
      Fiscal Year Ended August 31,               1997        1996       1995        1994       1993
----------------------------------------------------------------------------------------------------
Contracts in effect at beginning
of period                                          61          69         69          70         65
Contracts signed                                    6           5          9          11          9
Contracts discontinued                             (9)        (13)        (9)        (12)        (4)
                                           ---------------------------------------------------------
Contracts in effect at end of
period                                             58          61         69          69         70
                                           ==========================================================
Hospital sites where services
are delivered                                      74          72         74          71         70
                                           ==========================================================

During fiscal 1996 and 1997, DTCA also signed contracts with three healthcare payors for its new diabetes disease management products to be provided in ten managed care payor markets.

         The Company's growth strategy is primarily to further develop and expand its hospital-based diabetes treatment center business and to develop new relationships directly with managed care payors responsible for the healthcare costs of individuals with diabetes. The Company believes that the healthcare payor market is recognizing the potential cost-savings and improved outcome benefits of chronic disease management programs, including diabetes population management services. The Company also believes that its position as the leading provider of diabetes treatment services to hospitals and physicians, as well as the positive clinical and financial results it believes it has produced at its initial managed care contracts, will be an advantage in comparison with other potential competitors and with payors who are considering developing and providing such services themselves but who have no actual large-scale diabetes population disease management experience.

         DTCA's ability to generate revenues and profits from its diabetes disease management contracts with payors is dependent primarily on its ability to reduce overall healthcare costs for individuals with diabetes while improving clinical outcomes for these individuals. While DTCA has considerable supporting evidence and there exists considerable independent research regarding the ability to reduce the healthcare costs and to improve the clinical outcomes for individuals with diabetes through effective management of the disease, DTCA's ability to operate these contracts in a manner that will produce profitability for the Company has not yet been established because the Company's initial disease management contracts are believed to be the first of this type in the industry and have, for most of the contracts, only been in their initial months of ramp up operations during fiscal 1997. However, based on the limited information obtained from these contracts, the Company does believe that the initial clinical and financial savings data are supportive of the efficacy of its disease management approach.

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

         In its effort to increase the client hospital's market share of diabetes patients, DTCA has developed expertise in community relations to make patients, physicians and payors aware of the services offered by the diabetes treatment centers. These efforts increase the visibility of the client hospital within its community and additional diabetes patients who otherwise would have utilized other hospitals and providers in the area are attracted to the client hospital and its medical staff.

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

         Pursuant to DTCA's disease management contracts with Bristol-Myers, Principal and Health Options, DTCA provides a core group of diabetes treatment and support staff that will be responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers. Services under the CIGNA contract will be provided telephonically by a team of diabetes treatment and support staff from a telephone center located in Nashville, Tennessee, and are designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients.

DTCA'S CONTRACTUAL RELATIONSHIP WITH CLIENTS

         DTCA has a variety of contractual relationships with its client hospitals. Fee structures under the hospital contracts consist of either incentive-based fees, fixed management fees or a combination thereof. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes patients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital.

         DTCA currently has 10 operating contracts covering services at 17 hospitals that are owned by Columbia/HCA Healthcare Corporation ("Columbia"). The revenues from the Columbia contracts were approximately 25%, 28% and 24% of the Company's total revenues for fiscal years ended August 31, 1997, 1996 and 1995, respectively. The Company believes that the majority of these ten contracts with Columbia hospitals will be discontinued over the next two years. During fiscal 1998, six DTCA contracts with Columbia hospitals will reach the end of their terms unless renewed. In several markets where DTCA contracts with Columbia hospitals have been discontinued, the Company has been successful in signing a contract with a not-for-profit hospital system in the same market. No assurances can be given, however, that the Company will continue to be successful in relocating any of its discontinued Columbia contracts or that the loss of these contracts would not have a significant adverse effect on the Company's operations.

         During September 1997, the Company also announced the execution of a new one year contract with United Healthcare of Georgia ("United") to make available DTCA's outpatient diabetes services to the approximately 240,000 United members in the greater Atlanta area and also announced the signing of an expanded three year contract with Aetna U.S. Healthcare ("Aetna") to make available DTCA's outpatient diabetes education services to Aetna's members diagnosed with diabetes in markets where both DTCA and Aetna provide services. Aetna currently has an enrollment of more than 14 million members. Both the United and the Aetna contracts are fee-for-service arrangements that will be provided primarily from DTCA's hospital contract sites and will require the enrollment of the patient by the patient's primary care physician and will also require the consent of the patient. Physicians and patients of both United and Aetna may have other choices of providers for similar services to those provided by DTCA in their markets. The services encompassed in these contracts are primarily educational, behavioral and motivational support and, in some cases, also include patient assessment and outcomes reporting. The United contract will begin implementation in the first quarter of fiscal 1998. The Aetna contract will begin to be implemented in the Atlanta market during the first quarter of fiscal 1998 and current plans provide for the expansion of this contract to additional markets during fiscal 1998.

         The Company's agreement with Bristol-Myers for disease management services has a two year term, provides that Bristol-Myers will continue to be at risk for all healthcare costs for their employees and dependents with diabetes and will pay DTCA a fee of $1,000,000 plus reimbursement of DTCA's costs associated with implementing its comprehensive diabetes disease management program for these individuals. In addition, the agreement also provided Bristol-Myers an exclusive, one-year right, which expired on December 31, 1996, to negotiate a further agreement with the Company regarding future joint business opportunities in diabetes disease management.

         The Company's agreements with Principal and Health Options are "shared savings" contracts with initial terms of five years. Principal and Health Options will continue to be at risk for 100% of their members' healthcare costs. DTCA will be at risk for the costs of operating its comprehensive healthcare program system at each of the seven locations included in these contracts. Cost savings produced by the system will be shared according to ratios set forth in the respective contracts. DTCA anticipates that revenues and profits from these contracts will be more heavily weighted toward the later years of the contracts' initial terms and that, during the first year of operations at each site, revenues will be less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets having begun implementation by April 1, 1997. Because of expected ramp-up periods at each of the agreement sites and the time lag in calculating healthcare cost savings, if any, upon which DTCA's revenues are calculated, it is anticipated that DTCA's profitability will be negatively affected by these agreements during the first 12 to 18 months of operation at each of these sites. Losses at several of these sites are expected to continue into fiscal 1998. During the third and fourth quarter of fiscal 1997, these contracts began to show aggregate healthcare cost savings and, therefore, DTCA began to report revenues to begin to offset some of the operating expenses of these contracts.

         The contract with CIGNA is for a three year term and provides for the payment of a monthly fee to DTCA based on the number of their members enrolled in the program and, because this is not a cost savings sharing arrangement as provided in the Principal and the Health Options agreements, the Company does not anticipate any significant start-up losses from this contract. In addition, the CIGNA contract provides for a fee payment prior to the anticipated start date of services of March 1, 1998 which is designed to approximate DTCA's start-up expenses prior to the initiation of the monthly per enrolled member service fee payment from CIGNA. Of the fees to be received by DTCA for these services, approximately 20% will be at risk of repayment unless certain standards of care and cost reduction targets are achieved as measured at each contract site year-end. It is anticipated that the program will be in operation in six CIGNA HMO markets by the end of fiscal 1998.

         The Company anticipates that additional disease management contracts that the Company may sign with managed care payors may take one of several forms including shared savings of overall diabetes enrollee healthcare costs, capitated payments to DTCA to cover DTCA's services to enrollees but not the responsibility for enrollee healthcare claims or some combination of these arrangements. However, the Company believes that the majority of future managed care disease management contracts that will be signed by DTCA will not entail the type of intial operating losses as the Company has incurred and is incurring with respect to the Principal and the Health Options agreements.

DTCA'S OPERATING CONTRACT RENEWALS

         As a service provider, DTCA's revenues have been dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company's revenues and profitability. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, a hospital's need to reduce the hospital's operating costs including the short-term reduction of costs associated with elimination of DTCA's program or the contract's performance.

         During fiscal 1997, 20 hospital contracts were renewed. Several of these renewals included contract rate reductions which DTCA has traditionally undertaken to maintain favorable long-term contractual relationships. The Company anticipates that downward pressures on hospital costs will result in a continuation of contract rate reductions. During fiscal 1998, 28 contracts, including six contracts with Columbia hospitals, will reach the end of their terms unless renewed.

         Also during fiscal 1997, nine hospital contracts were discontinued; eight of these discontinued contracts were with hospitals owned by Columbia. The Company believes that its relationships with its hospital customers other than Columbia have improved significantly during fiscal 1997 as evidenced by only one hospital contract termination during fiscal 1997 versus 11 hospital contract terminations during fiscal 1996 with hospitals other than those owned by Columbia. The Company believes that this improvement has resulted from its efforts to better identify to its client hospitals the benefits to the hospital, its medical staff and the diabetes patients of its relationship with DTCA as well as growing recognition of DTCA's ability to contract with large payors on both regional and national bases. During fiscal 1997 there were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts.

DTCA'S PHYSICIAN RELATIONSHIPS AT ITS HOSPITAL CENTERS

         DTCA generally contracts with leading physicians in that community who specialize in the treatment of diabetes to serve as medical directors or associate medical directors of the diabetes hospital-based treatment center. These physicians, who are independent contractors with DTCA or, in certain circumstances, with the client hospital, remain in private practice and are responsible for billing and collecting for their personal professional services. In addition, these physicians receive a fixed annual stipend under their contracts for providing specific services to the diabetes treatment center in the areas of medical supervision, liaison with the hospital's medical staff, quality control and staff and patient education. These contracts generally have terms of one to two years with renewal options and generally cannot be extended beyond the terms of the related hospital contract.

         DTCA also targets physicians in the market area of the hospital center in its awareness efforts. Members of the center staff are assigned to work with physicians who have diabetes patients in the hospital and to serve as case manager for those patients, thus helping to assure that the physicians' treatment objectives are met.

DTCA'S COMPETITION

         The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. DTCA's principal competition for its hospital treatment center business is from hospitals that have basic programs for treating patients with diabetes. Generally, hospitals have not committed the time, personnel or financial resources necessary to establish and maintain comprehensive diabetes treatment services comparable to the services offered by DTCA's diabetes treatment centers. The Company is also aware that other companies such as major pharmaceutical companies and managed care organizations, which may have greater financial, research, staff, and marketing resources than the Company, have begun to market diabetes disease management services to managed care payors or have announced an intention to offer such services. While the Company believes it has significant advantages over its competitors because of its early successful entry into the market and because of its established reputation in the provision of diabetes care through its network of hospital centers, there is no assurance that the Company could compete effectively with these companies.

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

         DTCA is indirectly affected by changes in the laws governing hospital reimbursement under governmental programs such as Medicare. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce the overall federal budget deficit. Recent federal legislation will significantly limit the rate of increase in Medicare and Medicaid. These funding limitations could negatively impact hospital revenues and operations. There can also be no assurance that these changes or future legislative initiatives or government regulation would not adversely affect DTCA's operations or reduce the demand for its services.

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

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit has entered the discovery stage.

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

EMPLOYEES

         As of August 31, 1997, excluding the 54 employees of AmSurg, the Company had 320 full-time employees and 132 part-time employees distributed by position as follows: 130 center management and administrative personnel; 129 clinical nurse specialists; 109 other healthcare professionals, including counselors, dietitians and exercise therapists; and 84 center support and Company management personnel. The Company's employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in Nashville, Tennessee and contains an aggregate of approximately 39,400 square feet of office space, which the Company leases pursuant to an agreement that expires in December 1999. The Company subleases to AmSurg approximately 15,000 square feet of its corporate headquarters pursuant to a sublease which also expires December 1999. All of the Company's diabetes and arthritis and osteoporosis treatment centers are located in hospital-based units for which the Company pays no rent. At nine of DTCA's managed care payor contract sites, DTCA rents office space of approximately 2,000 square feet for terms of two to five years.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the OIG of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit has entered the discovery stage.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of August 31, 1997. Executive officers of the Company serve at the pleasure of the Board of Directors.


             Employee                          Age                                     Position
----------------------------------         -----------         ---------------------------------------------------------
Thomas G. Cigarran                             55              Chairman of the Board and Chief Executive
                                                               Officer since 1988, President and Director since
                                                               1981.  Chairman, President and Chief Executive
                                                               Officer of AmSurg since 1992.

James A. Deal                                  47              Executive Vice President since 1991, Vice
                                                               President from 1982-1990, President of DTCA
                                                               since 1985.  Director of AmSurg since 1992.

Henry D. Herr                                  51              Executive Vice President-Finance and
                                                               Administration since 1986, Chief Financial
                                                               Officer since 1981,  Secretary and Director since
                                                               1988.  Vice President, Secretary and Director of
                                                               AmSurg since 1992.

Robert E. Stone                                51              Vice President since 1981, Executive Vice
                                                               President of DTCA since 1989.

David A. Sidlowe                               47              Vice President since 1984, Controller since
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


                                                   Common Stock
                                                      Prices
                                             -------------------------
                                                 High          Low
                                             -------------------------
Year Ended August 31, 1997
   First Quarter                                $11.88        $8.38
   Second Quarter                                14.13         9.88
   Third Quarter                                 13.88        10.00
   Fourth Quarter                                11.75         9.88
Year Ended August 31, 1996
   First Quarter                                 10.13         5.75
   Second Quarter                                10.75         8.75
   Third Quarter                                 12.38         8.25
   Fourth Quarter                                14.38        10.00


(b)  Holders

         At November 19, 1997 there were approximately 2,500 holders of the Company's Common Stock, including 117 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

For the Twelve Months Ended and At August 31,
(In thousands except per share data)


                                                                  --------------------------------------------------
                                                                    1997        1996     1995       1994      1993
                                                                  --------    -------   -------   -------   --------
OPERATING DATA:
  Revenues:                                                       $ 30,537    $31,403   $36,583   $41,144   $ 39,682
                                                                  --------    -------   -------   -------   --------
  Expenses:
   Salaries and benefits                                            21,437     19,866    18,878    18,699     16,972
   Other operating expenses                                          8,702      7,254    10,865    12,271     11,771
   Depreciation and amortization                                     1,342      1,273     1,339     1,293      1,340
   Interest                                                              6          5         7         6          8
                                                                  --------    -------   -------   -------   --------
     Total expenses                                                 31,487     28,398    31,089    32,269     30,091
                                                                  --------    -------   -------   -------   --------
  Income (loss) before income taxes and discontinued operations       (950)     3,005     5,494     8,875      9,591
    Income tax expense (benefit)                                      (207)       544     2,252     3,586      3,884
                                                                  --------    -------   -------   -------   --------
  Income (loss) from continuing operations                            (743)     2,461     3,242     5,289      5,707
    Discontinued operations                                           (940)       799       674        38       (170)
                                                                  --------    -------   -------   -------   --------
  Net income (loss)                                                ($1,683)   $ 3,260   $ 3,916   $ 5,327   $  5,537
                                                                  ========    =======   =======   =======   ========

  Income (loss) per share from continuing operations                ($0.09)   $  0.30   $  0.40   $  0.63   $   0.68
  Income (loss) per share from discontinued operations               (0.12)      0.10      0.08      0.00      (0.02)
                                                                  --------    -------   -------   -------   --------
  Net income  (loss) per share                                      ($0.21)   $  0.40   $  0.48   $  0.63   $   0.66
                                                                  ========    =======   =======   =======   ========

  Weighted average common shares and equivalents                     8,022      8,161     8,211     8,461      8,404



BALANCE SHEET DATA:
  Cash and cash equivalents                                       $ 12,227    $12,562   $11,076   $ 9,909   $  9,016
  Working capital                                                   11,564     13,324    11,089    11,972     12,772
  Net assets of discontinued operations                             16,407     16,361    14,695    11,475      5,354
  Total assets                                                      49,373     48,943    45,873    43,354     36,848
  Long-term debt and other long-term liabilities                     2,186      2,657     2,156     2,138      1,892
  Stockholders' equity                                              40,441     41,611    38,299    36,460     30,850




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The continuing operations of American Healthcorp, Inc. (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors designed to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), a majority-owned (58% at August 31, 1997) subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices.

         In March of 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution is designed to separate the two principal operating businesses of the Company so that each may maximize its value by adopting strategies and pursuing objectives appropriate to its specific needs. The principal purpose of the Distribution for the AmSurg operating business is to enable it to have access to debt and equity capital markets as an independent, publicly traded company in order to finance the development and acquisition of ambulatory surgery centers and specialty physician networks. The principal purpose of the Distribution for the Company is to enable it to focus its capital resources on the development of DTCA's diabetes disease management services for managed care payors.

         The plan of Distribution has been amended based on discussions with the Internal Revenue Service ("IRS") in its response to the Company's requests for an IRS ruling that the Distribution could be completed on a substantially tax-free basis. The Distribution is described in more detail in an Information Statement provided to all holders of the Company's common stock prior to the Distribution. No vote was required by holders of the Company's common stock to approve the Distribution. While the Distribution is subject to several conditions, including the receipt of either a favorable ruling from the IRS or legal opinions from the Company's tax counsel on the substantially tax-free nature of the Distribution, the Company anticipates that the Distribution will be completed during December 1997.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors for DTCA include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to replace discontinued contracts in a market; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements. The important factors for the AmSurg Distribution include the ability to receive and the timing of the receipt of a favorable ruling from the IRS or favorable opinions from the Company's tax counsel regarding the substantially tax-free nature of the Distribution and the satisfaction of the other conditions to the Distribution.

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

         The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of the end of fiscal years 1997, 1996 and 1995. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.


                                                    As of August 31,
                             ----------------------------------------------------------
                                     1997               1996                1995
                             ----------------------------------------------------------
                                        Hospital          Hospital             Hospital
                             Contracts   Sites   Contracts  Sites   Contracts    Sites
                             ----------------------------------------------------------
Hospital contracts/sites        55        59        59        61        68        70
Network contracts/sites          3        15         2        11         1         4
                             ----------------------------------------------------------
Total contracts/sites           58        74        61        72        69        74
                             ==========================================================

The components of changes to the total number of DTCA hospital contracts for fiscal years 1997, 1996 and 1995 are presented below.



                                                  Fiscal year ended August 31,
                             --------------------------------------------------------------------
                                      1997                  1996                    1995
                             --------------------------------------------------------------------
                                          Hospital              Hospital                 Hospital
                             Contracts     Sites     Contracts    Sites     Contracts      Sites
                             --------------------------------------------------------------------
Total contracts/sites at
  beginning of period           61          72          69          74          69          71

New contracts/sites
 signed                          6          11           6          11           9           9

Contracts/sites
 discontinued                   (9)         (9)        (13)        (13)         (9)         (9)
Conversion of stand
 alone hospital contract
 to hospital network
 contract                       --          --          (1)         --          --           3
                             ----------------------------------------------------------------------
Total contracts/sites           58          74          61          72          69          74
                             ======================================================================

         During fiscal 1997 and 1996, 20 and 14 contracts, respectively, were renewed for DTCA hospital-based diabetes treatment centers. During fiscal 1998, there will be 28 contracts which will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

         During fiscal 1997 nine DTCA hospital contracts were discontinued and during fiscal 1996 13 DTCA hospital contracts were discontinued. During fiscal 1997 and 1996, eight DTCA contracts and two DTCA contracts, respectively, that were discontinued were with hospitals owned by Columbia/HCA Healthcare Corporation ("Columbia"). While DTCA did renew three contracts with Columbia hospitals in both fiscal 1997 and in fiscal 1996, it believes that the majority of its ten contracts with Columbia, as of August 31, 1997, will be discontinued over the next two years. During fiscal 1998, six DTCA contracts with Columbia hospitals will reach the end of their terms unless renewed. In several markets where DTCA contracts with Columbia hospitals have been discontinued, the Company has been successful in signing a contract with a not-for-profit hospital system in the same market. No assurances can be given that the Company will continue to be successful in relocating any of its discontinued Columbia contracts.

         The Company believes that its relationships with its hospitals customers other than Columbia have improved significantly during fiscal 1997 as evidenced by only one hospital contract termination during fiscal 1997 versus 11 hospital contract terminations during fiscal 1996 with entities other than Columbia.

The Company believes that this improvement has resulted from its efforts to better identify to its client hospitals the benefits to the hospital, the medical staff and the diabetes patients of its relationship with DTCA as well as growing recognition of DTCA's ability to contract with large payors on both regional and national bases.

         While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors for their enrollees with diabetes. During fiscal 1997 and 1996 DTCA's managed care payor operations reduced the Company's pretax profitability by approximately $6.1 million and $2.8 million, respectively. This negative impact resulted primarily from initial operating losses for the new managed care payor contracts signed by DTCA at the end of fiscal 1996 and during fiscal 1997 together with the overhead costs related to these contracts and from the costs associated with marketing efforts to enter into additional disease management contracts. While the magnitude of the negative impact of the managed care operations is expected to be significantly reduced during fiscal 1998, the Company anticipates continuing to experience a negative impact on its operations during fiscal 1998 as a result of its managed care disease management efforts.

         As a result of its managed care efforts, during January 1996, DTCA entered into an agreement with Bristol-Myers Squibb Co., U.S. Pharmaceuticals ("Bristol Myers") whereby DTCA provides its comprehensive diabetes disease management services to Bristol-Myers employees, dependents and retirees located in central and western New Jersey and eastern Pennsylvania. During the two year term of this agreement, Bristol Myers continues to be at risk for all healthcare costs for this population, reimburses DTCA for DTCA's costs associated with implementing its comprehensive diabetes disease management program for this group of individuals and has paid DTCA $1,000,000. Implementation of this agreement began during the Company's third quarter of fiscal 1996. In addition, the agreement provided an exclusive one year right, which expired December 31, 1996, to negotiate a further agreement with the Company regarding future joint business opportunities.

         Also as a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their at-risk enrollees with diabetes in selected markets. The Principal agreements originally encompassed six market sites and was amended during the first quarter of fiscal 1997 to add an additional HMO contract location. The original Health Options agreement was for one market site but an additional HMO contract location was added during the second quarter of fiscal 1997. The Principal agreements now cover seven of the largest HMO subsidiaries of Principal totaling approximately 360,000 at-risk members, including an estimated 7,500 members with diabetes. The Health Options agreements cover approximately 135,000 at-risk members, including an estimated 3,000 members with diabetes. Both the Principal and the Health Options agreements have an initial term of five years. DTCA is at risk for the costs of operating its comprehensive healthcare management system at each of the HMO sites and Principal and Health Options continue to be at risk for all of their members' healthcare costs. Cost savings anticipated to be produced by the management system are shared according to formulae set forth in the agreements.

         DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets having begun implementation by April 1, 1997. Because of expected ramp-up periods at each of the agreement sites and the timing delay in calculating healthcare cost savings, if any, upon which DTCA's revenues are calculated, it is anticipated that DTCA's profitability will be negatively affected by these agreements during the first 12 to 18 months of operation at each of these sites. Losses at several of these sites are expected to continue into fiscal 1998. During the third and fourth quarter of fiscal 1997, these contracts began to show aggregate healthcare cost savings and, therefore, DTCA began to report revenues to begin to offset some of the operating expenses of these contracts.

         During September 1997 DTCA also signed an agreement with CIGNA HealthCare ("CIGNA") to provide diabetes disease management services for members at six CIGNA HMO markets that encompass approximately 1.3 million covered lives. Under the three year agreement, DTCA will provide, through a fee-based arrangement, a tailored version of its NetLink(TM) telephone-based diabetes management program. These services, which will be provided from a telephone center located in Nashville, Tennessee, will be designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients. The services do not encompass comprehensive management of all healthcare services such as that provided under the Bristol Myers, Principal and Health Options agreements. Because CIGNA will pay a monthly fee to DTCA based on the number of their members enrolled in the program and because this is not a cost savings sharing arrangement as provided in the Principal and the Health Options agreements, the Company does not anticipate any significant start-up losses from these contracts. In addition, the CIGNA contract provides for a fee payment prior to the effective start date of services of March 1, 1998 which is designed to approximate DTCA's start-up expenses prior to the initiation of the monthly per enrolled member service fee payment from CIGNA. Of the fees to be received by DTCA for these services, slightly less than 20% will be at risk of repayment unless certain standards of care and cost reduction targets are achieved as measured as of each contract site year-end. It is anticipated that the program will be in operation in six CIGNA HMO markets by the end of fiscal 1998.

         During September 1997, the Company also announced the execution of a new one year contract with United Healthcare of Georgia ("United") to make available DTCA's outpatient diabetes services to the approximately 240,000 United members in the greater Atlanta area and also announced the signing of an expanded three year contract with Aetna U.S. Healthcare ("Aetna") to make available DTCA's outpatient diabetes education services to Aetna's members diagnosed with diabetes in markets where both DTCA and Aetna provide services. Aetna currently has an enrollment of more than 14 million members. Both the United and the Aetna contracts are fee-for-service arrangements that will be provided primarily from DTCA's hospital contract sites and will require the enrollment of the patient by the patient's primary care physician and will also require the consent of the patient. Physicians and patients of both United and Aetna may have other choices of providers for similar services to those provided by DTCA in their markets. The services encompassed in these contracts are primarily educational, behavioral and motivational support and, in some cases, also includes patient assessment and outcomes reporting. The United contract will begin implementation in the first quarter of fiscal 1998. The Aetna contract will begin to be implemented in the Atlanta market during the first quarter of fiscal 1998 and current plans provide for the expansion of this contract to additional markets during fiscal 1998.

         The Company's growth strategy is primarily to develop new relationships directly with managed care payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and to further develop its hospital-based diabetes treatment business. Pursuant to its strategy with managed care payors, DTCA is expected to provide management services designed to improve the quality of care for individuals with diabetes while lowering the overall cost of care. DTCA fees under these arrangements with payors may take the form of shared savings of overall diabetes enrollee healthcare costs, capitated payments to DTCA to cover DTCA's services to enrollees but not the responsibility for enrollee healthcare claims or some combination of these arrangements. However, the Company believes that the majority of future managed care disease management contracts that will be signed by DTCA will not entail the type of intial operating losses as the Company has incurred and is incurring with respect to the Principal and the Health Options agreements.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit has entered the discovery stage.

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

                                     AMSURG

         Through investments made since fiscal 1993, the Company owns approximately 58% of the outstanding common stock of AmSurg, a company that develops, acquires and operates physician practice-based ambulatory surgery centers with physician practice groups through partnership or limited liability companies. As of August 31, 1997, AmSurg owned a majority interest (51% or greater) in 35 surgery centers, owned a majority interest (60% or greater) in two physician practices and had established and was the majority owner (51%) of three start-up specialty physician networks.

         Because the Company owns approximately 58% of the common stock of AmSurg, the calculations of the Company's results of discontinued operations includes a minority interest provision to reflect the AmSurg minority stockholders' share of the net income or loss of AmSurg.

         Only limited information has been provided for AmSurg operations because AmSurg is being reported by the Company as a discontinued operation as a result of the decision by the Company's Board of Directors to distribute all of the common stock of AmSurg held by the Company to the shareholders of the Company. AmSurg itself is a separate reporting company under the Securities Exchange Act of 1934 and has been subject to its own filing and reporting requirements since May 1997.

RESULTS OF OPERATIONS

         DTCA represents the continuing operations of the Company and includes the results of operations of two Arthritis and Osteoporosis Care centers and corporate costs attributable to DTCA. Included in AmSurg's results from discontinued operations are charges for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximate the Company's cost.

                                      DTCA

         The following table presents the operations of DTCA for fiscal 1997, 1996 and 1995 and associated percentage changes for fiscal 1997 from 1996 and the percentage changes for fiscal 1996 from 1995.


Fiscal Year Ended August 31,             1997         % Change       1996      % Change      1995
-----------------------------------------------------------------------------------------------------
Revenues                             $ 30,536,776        (2.8)%  $31,403,644     (14.2)%  $36,583,573
                                     ----------------------------------------------------------------
Expenses:
   Salaries and benefits               21,437,253         7.9     19,866,459       5.2     18,877,972
   Other operating expenses             8,701,748        19.9      7,254,703     (33.2)    10,865,505
   Depreciation and amortization        1,341,825         5.4      1,272,756      (5.0)     1,339,357
   Interest                                 5,512         5.0          5,248     (25.9)         7,081
                                     ----------------------------------------------------------------
      Total expenses                   31,486,338        10.9     28,399,166      (8.7)    31,089,915
                                     ----------------------------------------------------------------
Income (loss) before income taxes        (949,562)     (131.6)     3,004,478     (45.3)     5,493,658
   Income taxes                          (207,000)     (138.1)       544,000     (75.8)     2,252,000
                                     ================================================================
Net income (loss)                    $   (742,562)     (130.2)%  $ 2,460,478     (24.1)%  $ 3,241,658
                                     ================================================================

FISCAL 1997 COMPARED TO FISCAL 1996

         The DTCA revenues decrease for 1997 from 1996 resulted primarily from the impact of DTCA hospital contract rate renegotiations and restructurings and hospital contract terminations, offset somewhat by revenues from new DTCA hospital contracts and by revenues generated during 1997 under the managed care payor contracts with Bristol Myers, Principal and Health Options. Hospital contract rate renegotiations and restructurings were the primary reasons for a 3% decrease in same contract revenues for contracts in operation as of September 1, 1995. The Company believes that the impact of hospital contract restructurings and contract terminations will negatively impact same-contract revenue comparisons and contract renewals during fiscal 1998. In addition, costs associated with DTCA's managed care payor operations are expected to exceed anticipated revenues during fiscal 1998, but such losses from its managed care payor operations are expected to be significantly less than those incurred in 1997 primarily because of increased managed care revenues anticipated for fiscal 1998.

         The increase in overall DTCA salaries and benefits for 1997 over 1996 resulted primarily from higher staffing costs associated with DTCA's managed care contracts with Bristol Myers, Principal and Health Options and from normal salary and benefit increases. Salaries and benefits as a percentage of revenues for 1997 were 70% as compared with 63% for 1996. This increase resulted primarily from the impact of additional salary costs associated with the Company's managed care contract operations which produced limited revenues during 1997. The Company anticipates that salaries and benefits will increase during 1998 compared with 1997 primarily as a result of the full year of operations at several of the Principal and Health Options managed care sites in 1998 as compared with a partial year of operations at these sites during 1997 and as a result of the implementation of the CIGNA contract during 1998.

         The increase in DTCA's other operating expenses for 1997 over 1996 resulted primarily from increased costs associated with the implementation of the Bristol Myers, Principal and Health Options contracts causing other operating expenses as a percentage of revenues for 1997 to increase to 28% compared with 23% for 1996. The Company anticipates that other operating expenses will increase during fiscal 1998 compared with 1997 primarily as a result of the full year of operations at several of the Principal and Health Options managed care sites as compared with a partial year of operations at these sites during 1997 and as a result of the implementation of the CIGNA contract during 1998.

         The increase in DTCA's depreciation and amortization expense for 1997 from 1996 resulted from additional amortization expense associated with the costs of hospital contract development at contracts recently placed in operation plus the depreciation expense associated with furniture, equipment and computer-related capital expenditures at the managed care payor sites partially offset by reduced amortization at DTCA hospital contracts where the costs of contract development have been fully amortized.

         The decrease in income tax expense (resulting in an income tax benefit for 1997 compared with income tax expense for 1996) for 1997 from 1996 resulted from a non-recurring favorable $760,000 adjustment to income tax expense in 1996 from the favorable resolution of prior year income tax issues with the IRS as well as from decreased operating results for 1997. The differences between the federal statutory income tax rate of 34% and the Company's effective income tax rates during the periods are due primarily to the favorable nonrecurring adjustment in 1996, the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

         The Distribution will result in certain nonrecurring expenses being recognized by the Company as part of its discontinued operations. For the Company, the non-recurring expenses of the Distribution are expected to be approximately $1,000,000 of which $615,000 has been incurred and expensed during the year ended August 31, 1997. In addition, as a result of the Distribution and pursuant to the terms of the American Healthcorp, Inc. stock option plans, the exercise price per share of outstanding options to purchase shares of the Company's common stock will be reduced and the number of shares underlying such options will be in certain cases increased to maintain the value of these stock options following the Distribution at pre-Distribution levels. Holders of these stock options on the Distribution record date will not be entitled to receive shares of AmSurg common stock with respect to such options. The amount by which the options will be adjusted will depend on the comparison of the market price per share of American Healthcorp common stock before and after the Distribution. In addition, the vesting of options will be accelerated for options that have not yet vested. As a result of this adjustment of the American Healthcorp, Inc. stock options, generally accepted accounting principles requires that the Company record non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital will be recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options will take place. Although it would be possible to adjust the options without changing this ratio, it could only be accomplished by issuing a large number of new options which would result in substantial dilution to the Company's stockholders. While the adjustment management anticipates making will result in additional new option issuances, such new issuances will be significantly less than those which would be required to avoid recognition of compensation expense as of the Distribution Date. The option adjustment, on a one-time basis, will reduce earnings as a result of the recognition of compensation expense less the income tax benefit associated with the compensation expense deduction and will increase additional paid-in capital by the amount of the compensation expense. If the Distribution were to have occurred on August 31, 1997, on which date the closing price of American Healthcorp, Inc. Common Stock was $11.13, the estimated impact on earnings and stockholders' equity would have been as follows:


                                                                                   Net Income
                                                                                    Increase
                                                                                   (Decrease)
                                                                                   -----------
Compensation expense                                                               $(3,750,000)
Estimated income tax benefit                                                         1,450,000
                                                                                   -----------
   Net decrease in net income                                                      $(2,300,000)
                                                                                   ===========



                                                                                  Stockholders'
                                                                                     Equity
                                                                                    Increase
                                                                                   (Decrease)
                                                                                   -----------
Increase in paid-in capital from stock options                                     $ 3,750,000
Net decrease in net income                                                          (2,300,000)
                                                                                   -----------
   Net increase in stockholders' equity                                            $ 1,450,000
                                                                                   ===========


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

         The increase in overall DTCA salaries and benefits for 1996 over 1995 resulted primarily from normal salary and benefit increases, higher staffing costs associated with DTCA's managed care contract with Bristol-Myers which was signed during the second quarter of 1996 and its contracts with Principal and Health Options signed during the fourth quarter of 1996 offset somewhat by the impact of fewer hospital contracts in operation during 1996 than during 1995 and decreased incentive compensation during 1996 compared with 1995. Salaries and benefits as a percentage of revenues for 1996 was 63.3% as compared with 51.6% for 1995. This increase resulted primarily from the impact of reduced same-contract revenues during 1996, the absence of diabetes supply revenues during 1996 and the impact of additional salary costs associated with the Company's managed care efforts which produced minimal revenues during 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities from continuing operations for fiscal 1997 generated $1.6 million in cash flow. Cash flow from operating activities includes contract payments made by Principal and by Health Options to DTCA that approximate DTCA's operating costs at the managed care sites covered by these contracts. Approximately $2.0 million of the contract fee payments made by Principal and Health Options during 1997 were not earned as revenues by DTCA as of August 31, 1997 and such unearned fee payments must be repaid to Principal and to Health Options to the extent these advance payments are not earned as revenues in the future under the terms of these contracts. Investing activities during this period used $2.3 million which consisted primarily of $1.3 million used for the acquisition of property and equipment purchases for DTCA, and $976,103 invested in AmSurg during the year. Financing activities associated with continuing operations for fiscal 1997 provided $424,702 in cash flow in proceeds from the exercise of options to purchase the Company's common stock.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $12.2 million at August 31, 1997 will continue to enable the Company to fund DTCA's current working capital needs, including its diabetes disease management efforts and to pay the Company's costs associated with the Distribution. During the year ended August 31, 1997, the Company terminated its $10 million bank revolving credit agreement as it had no outstanding borrowings or plans to borrow under this agreement.

         The Company is currently in the process of evaluating its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the Company's financial position or results of operations in any given year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            AMERICAN HEALTHCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 August 31,
                                                       ----------------------------
                                                           1997            1996
                                                       ------------    ------------
Current assets:
  Cash and cash equivalents (Note 1b)                  $ 12,226,821    $ 12,561,703
  Accounts receivable, net                                3,469,839       3,521,379
  Other current assets (Note 1c)                          1,307,075       1,479,935
  Deferred tax assets (Notes 1g and 2)                    1,306,000         436,000
                                                       ------------    ------------

    Total current assets                                 18,309,735      17,999,017
                                                       ------------    ------------

Net assets of discontinued operations (Note 10)          16,407,271      16,360,898
                                                       ------------    ------------


Property and equipment (Note 1d):
  Leasehold improvements                                     77,434         100,712
  Equipment                                               3,581,093       2,289,193
                                                       ------------    ------------
                                                          3,658,527       2,389,905
  Less accumulated depreciation                          (1,851,087)     (1,304,465)
                                                       ------------    ------------
    Net property and equipment                            1,807,440       1,085,440
                                                       ------------    ------------


Long-term deferred tax assets (Notes 1g and 2)              691,000         740,000
                                                       ------------    ------------


Other assets, net (Note 1e)                                 309,998         527,950
                                                       ------------    ------------

Excess of cost over net assets of purchased
  companies, net (Note 1f)                               11,847,358      12,229,578
                                                       ------------    ------------

                                                       $ 49,372,802    $ 48,942,883
                                                       ============    ============




See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    August 31,
                                                            -------------------------
                                                                1997          1996
                                                            -----------   -----------
Current liabilities:
  Accounts payable                                          $   785,674   $   732,718
  Accrued salaries and benefits                               1,457,139     1,791,691
  Accrued liabilities                                         1,240,660     1,140,897
  Unearned contract fees (Note 1h)                            2,251,176       416,667
  Income taxes payable (Notes 1g and 2)                         885,950       456,241
  Current portion of other long-term liabilities (Note 4)       125,000       136,823
                                                            -----------   -----------

    Total current liabilities                                 6,745,599     4,675,037
                                                            -----------   -----------


Other long-term liabilities (Note 4)                          2,186,481     2,656,757
                                                            -----------   -----------


Commitments and contingencies (Notes 5 and 9)


Stockholders' equity (Notes 6 and 7)
  Preferred stock
    $.001 par value, 5,000,000 shares authorized,
      none outstanding                                             --            --
  Common stock
    $.001 par value, 15,000,000 shares authorized,
      8,051,559 and 7,985,884 shares outstanding                  8,052         7,986
  Additional paid-in capital                                 18,142,278    17,629,678
  Retained earnings                                          22,290,392    23,973,425
                                                            -----------   -----------

    Total stockholders' equity                               40,440,722    41,611,089
                                                            -----------   -----------

                                                            $49,372,802   $48,942,883
                                                            ===========   ===========

See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year Ended August 31,
                                                                -----------------------------------------
                                                                    1997           1996          1995
                                                                ------------    -----------   -----------
Revenues (Note 1h)                                              $ 30,536,776    $31,403,644   $36,583,573
                                                                ------------    -----------   -----------

Expenses:
  Salaries and benefits                                           21,437,253     19,866,459    18,877,972
  Other operating expenses                                         8,701,748      7,254,703    10,865,505
  Depreciation and amortization  (Note 1)                          1,341,825      1,272,756     1,339,357
  Interest                                                             5,512          5,248         7,081
                                                                ------------    -----------   -----------
    Total expenses                                                31,486,338     28,399,166    31,089,915
                                                                ------------    -----------   -----------


Income (loss) before income taxes and discontinued operations       (949,562)     3,004,478     5,493,658

  Income tax expense (benefit) (Notes 1g and 2)                     (207,000)       544,000     2,252,000
                                                                ------------    -----------   -----------

Income (loss) from continuing operations                            (742,562)     2,460,478     3,241,658

  Income (loss) from discontinued operations, net of
    income taxes (Note 10)                                          (940,471)       799,143       674,665
                                                                ------------    -----------   -----------

Net income (loss)                                               $ (1,683,033)   $ 3,259,621   $ 3,916,323
                                                                ============    ===========   ===========



Income (loss) per share from continuing operations              $      (0.09)   $      0.30   $      0.40
Income (loss) per share from discontinued operations                   (0.12)          0.10          0.08
                                                                ------------    -----------   -----------
Net income (loss) per share (Note 1i)                           $      (0.21)   $      0.40   $      0.48
                                                                ============    ===========   ===========

Weighted average common shares and equivalents
  (Note 1i)                                                        8,022,257      8,160,764     8,211,097







See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                         Additional
                                            Preferred      Common          Paid-in         Retained
                                              Stock         Stock          Capital         Earnings            Total
                                          ------------  ------------  ----------------  ---------------  ----------------
Balance, August 31, 1994                  $         -   $     8,281   $    19,653,849   $   16,797,481   $    36,459,611

  Exercise of stock options (Note 7)                -            35           138,075                -           138,110

  Stock repurchase (Note 6)                         -          (337)       (2,214,211)               -        (2,214,548)

  Net income                                        -             -                 -        3,916,323         3,916,323
                                          -----------   -----------   ---------------   --------------   ---------------

Balance, August 31, 1995                            -         7,979        17,577,713       20,713,804        38,299,496

  Exercise of stock options (Note 7)                -            22           179,453                -           179,475

  Stock repurchase (Note 6)                         -           (15)         (127,488)               -          (127,503)

  Net income                                        -             -                 -        3,259,621         3,259,621
                                          -----------   -----------   ---------------   --------------   ---------------

Balance, August 31, 1996                            -         7,986        17,629,678       23,973,425        41,611,089

  Exercise of stock options (Note 7)                -            66           512,600                -           512,666

  Net loss                                          -             -                 -       (1,683,033)       (1,683,033)
                                          -----------   -----------   ---------------   --------------   ---------------

Balance, August 31, 1997                  $         -   $     8,052   $    18,142,278   $   22,290,392   $    40,440,722
                                          ===========   ===========   ===============   ==============   ===============






See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended August 31,
                                                                --------------------------------------------
                                                                     1997           1996            1995
                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                             $ (1,683,033)   $  3,259,621    $  3,916,323
    Income (loss) from discontinued operations (Note 10)            (940,471)        799,143         674,665
                                                                ------------    ------------    ------------
  Net income (loss) from continuing operations                      (742,562)      2,460,478       3,241,658
    Income tax expense (benefit) (Notes 1g and 2)                   (207,000)        544,000       2,252,000
                                                                ------------    ------------    ------------
  Income (loss) before income taxes                                 (949,562)      3,004,478       5,493,658
  Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization (Note 1)                         1,341,825       1,272,756       1,339,357
    Decrease in working capital items                              1,877,076         187,498       2,106,410
    Other noncash transactions                                       150,982         (96,713)        666,503
                                                                ------------    ------------    ------------
                                                                   2,420,321       4,368,019       9,605,928
  Income taxes (net paid)                                              3,673      (1,419,382)     (2,432,713)
  Additions to other long-term liabilities                              --           583,333            --
  Increase in other assets                                          (143,901)       (237,203)       (734,174)
  Payments on other long-term liabilities (Note 4)                  (715,139)       (394,610)       (228,245)
                                                                ------------    ------------    ------------

    Net cash flows provided by operating activities                1,564,954       2,900,157       6,210,796
                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Investment in discontinued operations (Note 10)                   (976,103)       (831,949)     (2,533,495)
  Acquisition of property and equipment                           (1,304,235)       (651,676)       (434,117)
  Decrease (increase) in long-term receivables and deposits          (44,200)         36,200          54,453
                                                                ------------    ------------    ------------

    Net cash flows used in investing activities                   (2,324,538)     (1,447,425)     (2,913,159)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Stock repurchase (Note 6)                                             --          (127,503)     (2,214,548)
  Exercise of stock options (Note 7)                                 424,702         160,429          84,166
                                                                ------------    ------------    ------------

    Net cash flows provided by (used in) financing activities        424,702          32,926      (2,130,382)
                                                                ------------    ------------    ------------

Net increase  (decrease) in cash and cash equivalents               (334,882)      1,485,658       1,167,255

Cash and cash equivalents, beginning of period                    12,561,703      11,076,045       9,908,790
                                                                ------------    ------------    ------------

Cash and cash equivalents, end of period                        $ 12,226,821    $ 12,561,703    $ 11,076,045
                                                                ============    ============    ============


See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                                            Year Ended August 31,
                                                                --------------------------------------------
                                                                     1997           1996            1995
                                                                ------------    ------------    ------------
Decrease (increase) in other working capital items
  excluding income taxes:
    Accounts receivable, net                                    $     51,540    $     80,979    $  1,145,884
    Other current assets                                             172,860         118,243         230,333
    Accounts payable                                                  52,956         (33,190)       (224,171)
    Accrued expenses                                                (234,789)       (395,201)        954,364
    Unearned contract fees                                         1,834,509         416,667            --
                                                                ------------    ------------    ------------
                                                                $  1,877,076    $    187,498    $  2,106,410
                                                                ============    ============    ============


SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Other noncash transactions consist of the following:

     Deferred compensation agreements                           $    397,956    $    551,775    $    571,013
     Deferred income                                                (125,000)       (458,333)           --
     Liability insurance reserves                                      8,800         (50,000)        (86,192)
     Miscellaneous other                                            (130,774)       (140,155)        181,682
                                                                ------------    ------------    ------------
                                                                $    150,982    $    (96,713)   $    666,503
                                                                ============    ============    ============










See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The continuing operations of American Healthcorp, Inc. (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), a majority-owned (58% at August 31, 1997) subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. The net assets and operations of AmSurg are shown as discontinued operations due to the proposed distribution of AmSurg common stock held by the Company to the Company's shareholders. (See Note 10).

      a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. AmSurg is reflected as a discontinued operation. All material intercompany profits, transactions and balances have been eliminated.

      b. Cash and Cash Equivalents - Cash and cash equivalents are comprised principally of tax-exempt debt instruments, repurchase agreements, commercial paper and other short-term investments with maturities of less than three months and accrued interest thereon.

      c. Other Current Assets - Other current assets at August 31, 1997 and 1996 are comprised of prepaid expenses, inventories and other receivables.

      d. Property and Equipment - Property and equipment costs include expenditures which increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 7 years for leasehold improvements and 3 to 10 years for equipment.

      e. Other Assets - Other assets principally include costs incurred in obtaining DTCA hospital contracts which are being amortized over the lives of the related contracts (generally 2 to 5 years), and the opening activities of DTCA hospital contract centers which are being amortized over 12 months. Total accumulated amortization of other assets at August 31, 1997 and 1996 was $654,145 and $978,045, respectively.

      f. Excess of Cost Over Net Assets of Purchased Companies - The excess costs at August 31, 1997 and 1996 arose solely from a management buy-out of the Company in August 1988. This excess cost is being amortized over 40 years and has no income tax basis. Accumulated amortization at August 31, 1997 and 1996 was $3,439,973 and $3,057,753, respectively. The Company assesses the impairment of the value of excess of cost over net assets of purchased companies in accordance with criteria consistent with the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

      g. Income Taxes - The Company files a consolidated federal income tax return which includes all of its wholly-owned subsidiaries and computes its income tax provision under Financial Accounting Standard No. 109, "Accounting for Income Taxes".

      h. Revenue Recognition - Revenues under the Company's contracts are calculated based on various performance-based and fixed-fee methodologies and are recognized when the related service has been provided. Performance-based revenues include estimates which are subject to adjustment in subsequent periods. Unearned contract fees constitute contractual payments received from managed care payor organizations in excess of performance-based revenues earned. During the years ended August 31, 1997, 1996 and 1995, approximately 25%, 28% and 24%, respectively, of the Company's revenues were derived from DTCA contracts with hospitals which had a common parent company.

      i. Net Income (Loss) Per Share - Net income (loss) per share is computed by dividing net income by the weighted average number of common shares and equivalents outstanding. Calculation of net loss per share for the year ended August 31, 1997 does not include common stock equivalents as their effect would be antidilutive.

      j. Fair Value of Financial Instruments - Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost which approximates fair value.

      k. Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      l. Recently Issued Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("FAS 128") "Earnings per Share." FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). This new standard requires the presentation of basic earnings per share based upon average common shares outstanding and a diluted EPS based on average common shares outstanding plus the dilutive effect of potential common shares. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permitted. Upon the adoption of FAS 128, EPS for prior periods will be restated to conform to the new standard. The Company does not believe that the adoption of FAS 128 will have any material effect on its financial statements.

      In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130 ("FAS 130") "Reporting Comprehensive Income" and Financial Accounting Standard No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information." Both FAS 130 and FAS 131 become effective for fiscal years beginning after December 15, 1997 and early application is permitted. The Company does not believe that the adoption of FAS 130 and FAS 131 will have any material effect on its financial statements.

2.    INCOME TAXES

      Income tax expense (benefit) is comprised of the following:

------------------------------------------------------------------------------
     Year Ended August 31,              1997          1996            1995
------------------------------------------------------------------------------
Current taxes
   Federal                         $ 492,000     $ 491,000     $ 1,873,000
   State                             122,000        66,000         407,000
Deferred taxes                      (821,000)      (13,000)        (28,000)
------------------------------------------------------------------------------
           Total                   $(207,000)    $ 544,000     $ 2,252,000
------------------------------------------------------------------------------

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred asset for the fiscal years ended August 31, 1997 and 1996 are as follows:


                                                       ---------------------------
                                                           1997            1996
                                                       ---------------------------
Deferred tax assets:
   Financial accruals without economic performance      $1,346,000      $  532,000
   Deferred compensation                                   842,000         906,000
                                                       ---------------------------
                                                         2,188,000       1,438,000
                                                       ---------------------------
Deferred tax liability:
   Tax over book depreciation                               76,000          60,000
   Tax over book amortization                              115,000         202,000
                                                       ---------------------------
                                                           191,000         262,000
                                                       ---------------------------
Net deferred tax assets                                 $1,997,000      $1,176,000
                                                       ---------------------------

Net current deferred tax assets                         $1,306,000      $  436,000
Net long-term deferred tax assets                          691,000         740,000
                                                       ---------------------------
                                                        $1,997,000      $1,176,000
                                                      ----------------------------

      The Company has not provided any significant valuation allowance on its deferred tax assets as it believes such allowance is unnecessary because it believes its deferred tax assets are likely to be realized.

      The difference between income tax expense (benefit) computed using the effective tax rate and the statutory federal income tax rate follows:


---------------------------------------------------------------------------------------------------------------
Year Ended August 31,                                                1997             1996              1995
---------------------------------------------------------------------------------------------------------------
Statutory federal income tax                                      $(323,000)      $ 1,022,000       $ 1,868,000
State income taxes, less Federal income tax benefit                   7,000           152,000           265,000
Amortization of excess of cost over net assets of
         purchased companies                                        130,000           130,000           130,000
Internal Revenue Service settlement                                      --          (760,000)               --
Other                                                               (21,000)               --           (11,000)
---------------------------------------------------------------------------------------------------------------
         Income tax expense (benefit)                             $(207,000)      $   544,000       $ 2,252,000
===============================================================================================================

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

3.    REVOLVING CREDIT AGREEMENT

      The Company had a revolving credit agreement with a lending institution which permitted the Company to borrow up to $10,000,000. In April 1997, the Company terminated this agreement as it had no outstanding borrowings or plans to borrow under the agreement.

4.    OTHER LONG-TERM LIABILITIES

      The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Prior to September 1, 1990, other key managers of the Company were also eligible to participate in a similar plan. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $1,822,012 and $2,127,372 as of August 31, 1997 and 1996, respectively, net of the current portion of $125,000 and $136,823, respectively. Plan payments required in the five years subsequent to August 31, 1997 for the Company are $125,000, $214,213, $122,653, $149,424 and $63,776.

      Other long-term liabilities at August 31, 1997 and 1996 also include $364,469 and $355,669, respectively, of reserves related to self-insured deductibles under the Company's liability insurance program. The Company's professional and general liability risks above certain levels of per claim and annual aggregate deductibles are insured with major insurance carriers. The Company's policies provide coverage on a claims-made basis. The Company accrues the estimated liability for the retained deductibles on claims and incurred but not reported claims under these policies based on historical loss patterns and management projections.

5.    LEASES

      The Company has operating lease agreements principally for its corporate office space and for certain DTCA managed care payor contract site offices. The corporate office lease extends through 1999 with an option to renew for an additional five year period. The Company subleases to AmSurg approximately 15,000 square feet of its corporate office headquarters pursuant to a sublease which also expires December 1999. The payor office rentals are approximately 2,000 square feet each and have terms of two to five years. Rent expense under lease agreements for the years ended August 31, 1997, 1996 and 1995 was approximately $591,000, $367,000 and $337,000, respectively.

      The future minimum lease commitments, net of sublease income, for each of the next five years following August 31, 1997 for the Company for all non-cancelable operating leases are as follows:


               -------------------------------------------------
               Year Ended August 31,
               -------------------------------------------------
               1998                                   $  708,574
               1999                                      701,960
               2000                                      399,250
               2001                                      229,630
               2002                                       73,052
               -------------------------------------------------
                       Total                          $2,112,466
               =================================================


6.    STOCKHOLDERS' EQUITY

      In December 1994, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enabled the Company to make the repurchases from time to time in the open market prior to December 26, 1996. The Company had repurchased 351,900 shares at a cost of $2,342,051 pursuant to this authorization.

7.    STOCK OPTIONS

      The Company has several stock option plans under which non-qualified options to purchase the Company's common stock have been granted. Options under these plans are granted at market value at the time of the grant and vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 1997, 213,085 shares were reserved for future option grants.

      Stock option activity for the three years ended August 31, 1997 is summarized below:


                                                                            Number of         Option Price
                                                                              Shares            Per Share
                                                                            ----------       --------------
     Outstanding at August 31, 1994                                            956,845       $.001 - $21.93
          Options granted                                                      279,665       $5.10 - $7.88
          Options exercised                                                    (35,136)      $.001 - $2.78
          Options terminated                                                  (274,098)      $2.78 - $21.93
                                                                            ----------
     Outstanding at August 31, 1995                                            927,276       $.001 - $21.43
          Options granted                                                      319,325       $6.44 - $12.60
          Options exercised                                                    (17,555)      $2.78 - $11.42
          Options terminated                                                   (55,743)      $5.93 - $11.42
                                                                            ----------
     Outstanding at August 31, 1996                                          1,173,303       $.001 - $21.43
          Options granted                                                      123,275       $9.38 - $12.83
          Options exercised                                                    (62,075)      $.001 - $11.39
          Options terminated                                                   (63,652)      $5.10 - $12.69
                                                                            ----------
     Outstanding at August 31, 1997                                          1,170,851       $.001 - $21.43
                                                                            ==========


      The following table summarizes information concerning outstanding and exercisable options at August 31, 1997:


                                         Options Outstanding             Options Exercisable
                          -----------------------------------------   --------------------------
                                              Weighted     Weighted                    Weighted
                                               Average      Average                    Average
       Range of               Number          Remaining    Exercise      Number        Exercise
   Exercise Prices         Outstanding        Life(Yrs.)    Price     Exercisable        Price
----------------------    -------------      -----------  ---------   -----------     ----------
      $.001 - $5.00           165,090            2.5      $    2.40     165,090        $    2.40
      $5.01 - $10.00          529,486            6.7      $    6.95     332,350        $    7.14
     $10.01 - $15.00          470,275            7.2      $   11.56     275,568        $   12.13
         $15.01 +               6,000            6.4      $   21.43       6,000        $   21.43
                            ---------                                   -------
                            1,170,851            6.3      $    8.23     779,008        $    8.01
                            =========                                   =======

      The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" in the years ended August 31, 1997 and 1996 are $6.19 and $4.72 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of six and one-half years, and a forfeiture rate of 4.5% in both years ended August 31, 1997 and 1996 and an average risk free interest rate of 6.4% and 6.2% for the years ended August 31, 1997 and 1996, respectively. The Company also utilized a volatility rate of 53% and 55% for the years ended August 31, 1997 and 1996, respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for options granted during the years ended August 31, 1997 and 1996, net income and net income per share would have been reduced to the following pro forma amounts.


                                         Year Ended August 31,
                                   -----------------------------------
                                        1997                  1996
                                   -------------         -------------
Net income (loss)
     As reported                   $  (1,683,033)        $   3,259,621
     Pro forma                     $  (2,148,000)        $   2,807,000

Net income (loss) per share
     As reported                   $        (.21)        $         .40
     Pro forma                     $        (.27)        $         .34


      As a result of the Company's Distribution of its AmSurg common stock (See note 10), the number of shares issued pursuant to the Company's outstanding options and the exercise price per share will be adjusted to maintain the value of the options subsequent to the Distribution at the predistribution level. It is anticipated that this adjustment will have the effects of reducing the exercise price of the outstanding options and increasing the number of shares subject to the options. Vesting will also be accelerated. Because of accounting rules concerning revisions to the terms of existing options, it will be necessary for the Company to record a one-time non-cash compensation expense charge against earnings equal to the total value of the adjusted options even though the post Distribution value will be no greater than the predistribution value. This charge against earnings will be accompanied by an associated increase in stockholders' equity. The value of the options will depend upon the price of the Company's common stock immediately preceding the Distribution. If the Distribution had taken place on August 31, 1997, at which time the price of the Company's stock was $11.13 per share, the estimated resulting impact on the Company's financial statements would be as follows:


                                                                Net Income
                                                                 Increase
                                                                (Decrease)
                                                               -----------
Compensation expense                                           $(3,750,000)
Estimated income tax benefit                                     1,450,000
                                                               -----------
   Net decrease in net income                                  $(2,300,000)
                                                               ===========

                                                               Stockholders'
                                                                  Equity
                                                                 Increase
                                                                (Decrease)
                                                               -----------
Increase in paid-in-capital from stock options                  $3,750,000
Net decrease in net income                                      (2,300,000)
                                                               -----------
   Net increase in stockholder's equity                         $1,450,000
                                                               ===========


      The Company has also reserved 50,000 shares of common stock to be granted as restricted stock as part of the Company's Board of Directors compensation program of which 7,924 shares have been granted.

8.     EMPLOYEE BENEFITS

         The Company has a Section 401(k) Retirement Savings Plan ("Plan") available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan and are supplemented by Company contributions which are subject to vesting requirements. Company contributions under the Plan totaled $318,382, $265,528 and $195,716 for the years ended August 31, 1997, 1996 and 1995, respectively.

9.  CONTINGENCIES

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit has entered the discovery stage.

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

10.      AMSURG - DISCONTINUED OPERATIONS

         In March of 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock ("the Distribution"). The plan of Distribution has been amended based on discussions with the Internal Revenue Service ("IRS") in response to the Company's requests for a favorable IRS ruling on the Distribution. The Distribution is expected to occur in December 1997 and will result in AmSurg operating as an independent entity with publicly traded common stock. The terms of the Distribution provide that the Company and AmSurg will bear their own expenses in connection with the Distribution. Costs incurred through August 31, 1997 of $615,000 for the Company and $458,000 for AmSurg have been expensed.

         Summary operating results of AmSurg are as follows:


------------------------------------------------------------------------------------
Year Ended August 31,                   1997            1996                1995
------------------------------------------------------------------------------------
Revenues                            $50,319,564      $29,205,697         $20,025,821
Net income (loss)                   $  (366,088)      $1,285,255         $ 1,084,878

         A reconciliation of AmSurg net income (loss) to the Company's income
(loss) from discontinued operations is as follows:



--------------------------------------------------------------------------------------------
Year Ended August 31,                         1997               1996                1995
--------------------------------------------------------------------------------------------
Net income (loss)                          $(366,088)        $ 1,285,255         $ 1,084,878
AmSurg minority
   stockholders' interest                     40,617            (486,112)           (410,213)
Distribution costs incurred
   by American Healthcorp                   (615,000)                 --                  --
                                           ---------         -----------         -----------
Net income (loss) from
   discontinued operations                 $(940,471)        $   799,143         $   674,665
                                           =========         ===========         ===========


         Net assets of AmSurg are as follows:


----------------------------------------------------------------------------------------------
At August 31,                                                     1997                 1996
----------------------------------------------------------------------------------------------
Current assets                                               $ 12,517,548         $  6,959,396
Property and equipment, net                                    16,846,453           11,182,989
Other assets                                                    1,308,750            1,458,915
Excess of cost over net assets of
  purchased companies, net                                     35,702,748           26,965,725
Current liabilities                                            (7,321,799)          (5,216,402)
Deferred taxes                                                   (765,000)            (456,000)
Long-term debt                                                (15,972,412)         (10,736,825)
Minority interests                                            (25,909,017)         (13,796,900)
----------------------------------------------------------------------------------------------
Net assets of discontinued operations                        $ 16,407,271         $ 16,360,898
==============================================================================================

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
American Healthcorp, Inc.

Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthcorp, Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthcorp, Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Nashville, Tennessee
October 17, 1997

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands except per share data)

FISCAL 1997                                                       First       Second       Third       Fourth
-------------------------------------------------------------------------------------------------------------
Revenues                                                          $7,979      $7,353       $7,246      $7,959
Income (loss)  before income taxes and discontinued operations      $378       ($601)       ($614)      ($113)
Net income (loss)                                                   $463       ($194)     ($1,435)      ($517)

Income (loss) per share from continuing operations *               $0.03      ($0.05)      ($0.05)     ($0.01)
Net income (loss) per share *                                      $0.06      ($0.02)      ($0.18)     ($0.06)





FISCAL 1996                                                       First       Second       Third       Fourth
-------------------------------------------------------------------------------------------------------------
Revenues                                                          $8,023      $7,691       $7,874      $7,815
Income before income taxes and discontinued operations            $1,150        $898         $647        $310
Net income                                                          $800        $705         $653      $1,102

Income per share from continuing operations *                      $0.08       $0.06        $0.05       $0.11
Net income per share *                                             $0.10       $0.09        $0.08       $0.13


















* Income (loss) per share calculations for each of the quarters were based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income (loss) per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is included in pages 4-6 under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1998 and is incorporated herein by reference.

         Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

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

         10.2                Second Amended and Restated Loan Agreement dated as of April 15, 1997 among
                             AmSurg, SunTrust Bank, Nashville, N.A., and NationsBank of Tennessee,
                             N.A., as amended on May 6, 1997 and on September 2, 1997 (incorporated by reference to Exhibit 10.4 to Form 10/A-3 of AmSurg Corp. filed November 3, 1997)

         10.3                Amended and Restated Distribution Agreement dated November 3, 1997 between American Healthcorp, Inc. and AmSurg Corp. (incorporated by reference to Exhibit 2.1 to Form 10/A-3 of AmSurg Corp. filed November 3,
                             1997)

         10.4                Management and Accounting Services Agreement dated December 31, 1996 between American Healthcorp, Inc. and AmSurg Corp. (incorporated by reference to Exhibit 10.6 to Form 10/A-3 of AmSurg Corp. filed November 3,
                             1997)

Management Contracts and Compensatory Plans

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

         10.8                Employment Agreement as Amended and Restated dated August 31, 1988 between the Company and Robert E. Stone (incorporated by reference to
                             Exhibit 10.6 to Form 10-K of the registrant for its fiscal year ended August 31,
                             1992)

         10.9                Employment Agreement dated May 15, 1983 between the Company and David A. Sidlowe
                             (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1
                             (Registration No. 33-41119))

         10.10               Capital Accumulation Plan, as amended (incorporated by reference to Exhibit
                             10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and
                             Exhibit 10.8 to Form 10-K of the registrant for its fiscal year ended August 31,
                             1995)

         10.11               Non-Statutory Stock Option Plan of 1988 (incorporated by reference to Exhibit
                             10.12 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.12               1991 Employee Stock Incentive Plan, as amended (incorporated by reference to
                             Exhibit 10.10 to Form 10-K of the registrant for its fiscal year ended August 31,
                             1992)

         10.13               1991 Stock Option Plan for Outside Directors (incorporated by reference to
                             Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-
                             41119))

         10.14               1991 Outside Directors Discretionary Stock Option Plan (incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration
                             No. 33-42909))

         10.15               Form of Indemnification Agreement by and among the Company and the
                             Company's directors (incorporated by reference to Exhibit 10.15 to Registration
                             Statement on Form S-1 (Registration No. 33-41119))

         10.16               1996 Stock Incentive Plan (incorporated by reference to the Company's proxy statement for the annual meeting of stockholders held January 23, 1996)

         21                  Subsidiaries of the registrant

         27                  Financial Data Schedule

(b)      Reports on Form 8-K

         A report on Form 8-K dated June 10, 1997 was filed during the quarter ended August 31, 1997 reporting a delay in the proposed distribution of AmSurg common stock to the Company's shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN HEALTHCORP, INC.

         November 26, 1997                     By:  /s/ Thomas G. Cigarran
                                                    ---------------------------
                                                        Thomas G. Cigarran
                                                        Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


              Signature                                Title                                      Date
-------------------------------------     ---------------------------------               ------------------

/s/ Thomas G. Cigarran                    Chairman of the Board,                           November 26, 1997
-------------------------------------     President and Chief Executive
    Thomas G. Cigarran                    Officer, Director (Principal
                                          Executive Officer)

/s/ Henry D. Herr                         Executive Vice President                         November 26, 1997
-------------------------------------     Finance and Administration, Chief
    Henry D. Herr                         Financial Officer, Secretary,
                                          Director (Principal Financial
                                          Officer)

/s/ David A. Sidlowe                      Vice President and Controller                    November 26, 1997
-------------------------------------     (Principal Accounting Officer)
    David A. Sidlowe

/s/ Frank A. Ehmann                       Director                                         November 26, 1997
-------------------------------------
    Frank A. Ehmann

/s/ Martin J. Koldyke                     Director                                         November 26, 1997
-------------------------------------
    Martin J. Koldyke

/s/ C. Warren Neel                        Director                                         November 26, 1997
-------------------------------------
    C. Warren Neel

/s/ William C. O'Neil, Jr.                Director                                         November 26, 1997
-------------------------------------
    William C. O'Neil, Jr.