Form 10-Q
period 1997-11-30
AMERICAN HEALTHCORP INC /DE
filed 1998-01-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended NOVEMBER 30, 1997

                        Commission File Number 000-19364


                            AMERICAN HEALTHCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   62-1117144
------------------------------                    -------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


                 One Burton Hills Boulevard, Nashville, TN 37215
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (615) 665-1122
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ---       ---

As of January 13, 1998 there were outstanding 8,061,624 shares of the Registrant's Common Stock, par value $.001 per share.

                                    PART I.

ITEM 1.      FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                           November 30,         August 31,
                                               1997               1997
                                           ------------       ------------
Current assets:
  Cash and cash equivalents                $ 10,237,478       $ 12,226,821
  Accounts receivable, net                    3,731,704          3,469,839
  Other current assets                        1,340,552          1,307,075
  Deferred tax asset                          1,306,000          1,306,000
                                           ------------       ------------
    Total current assets                     16,615,734         18,309,735
                                           ------------       ------------

Net assets of discontinued operations        16,476,161         16,407,271
                                           ------------       ------------

Property and equipment:
  Leasehold improvements                         77,434             77,434
  Equipment                                   3,734,739          3,581,093
                                           ------------       ------------
                                              3,812,173          3,658,527
  Less accumulated depreciation              (2,003,694)        (1,851,087)
                                           ------------       ------------
    Net property and equipment                1,808,479          1,807,440
                                           ------------       ------------

Long-term deferred tax asset                  2,881,000            691,000
                                           ------------       ------------

Other assets, net                               275,751            309,998
                                           ------------       ------------

Excess of cost over net assets
  of purchased companies, net                11,751,804         11,847,358
                                           ------------       ------------

                                           $ 49,808,929       $ 49,372,802
                                           ============       ============

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      November 30,      August 31,
                                                         1997              1997
                                                      -----------      -----------
Current liabilities:
  Accounts payable                                    $   853,651      $   785,674
  Accrued salaries and benefits                           878,087        1,457,139
  Accrued liabilities                                   1,033,880        1,240,660
  Unearned contract fees                                1,834,345        2,251,176
  Income taxes payable                                    262,438          885,950
  Current portion of other long-term liabilities          314,458          125,000
                                                      -----------      -----------
    Total current liabilities                           5,176,859        6,745,599
                                                      -----------      -----------

Other long-term liabilities                             2,083,522        2,186,481
                                                      -----------      -----------

Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,061,624 and 8,051,559
      shares outstanding                                    8,062            8,052
  Additional paid-in capital                           23,998,482       18,142,278
  Retained earnings                                    18,542,004       22,290,392
                                                      -----------      -----------
    Total stockholders' equity                         42,548,548       40,440,722
                                                      -----------      -----------

                                                      $49,808,929      $49,372,802
                                                      ===========      ===========

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Three Months Ended
                                                                             November 30,
                                                                   -----------------------------
                                                                       1997              1996
                                                                   ------------       ----------
Revenues                                                           $  7,745,652       $7,979,420
                                                                   ------------       ----------

Expenses
  Salaries and benefits                                               5,530,516        5,261,024
  Other operating expenses                                            2,194,827        2,008,719
  Depreciation and amortization                                         321,180          330,522
  Interest                                                                 --              1,036
  Spin-off stock option adjustment                                    5,770,000             --
                                                                   ------------       ----------
    Total expenses                                                   13,816,523        7,601,301
                                                                   ------------       ----------

Income (loss) before income taxes and discontinued operations        (6,070,871)         378,119

  Income tax expense (benefit)                                       (2,266,000)         171,000
                                                                   ------------       ----------

Income (loss) from continuing operations                             (3,804,871)         207,119

  Income from discontinued operations, net of income taxes               56,483          255,989
                                                                   ------------       ----------

Net income (loss)                                                  $ (3,748,388)      $  463,108
                                                                   ============       ==========


Income (loss) per share from continuing operations                 $      (0.47)      $     0.03
Income per share from discontinued operations                              0.01             0.03
                                                                   ------------       ----------
Net income (loss) per share                                        $      (0.46)      $     0.06
                                                                   ============       ==========


Weighted average common shares and equivalents                        8,057,184        8,198,857

                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997


                                             Additional
                               Common         Paid-in          Retained
                                Stock         Capital          Earnings            Total
                               -------      -----------      ------------       ------------
Balance, August 31, 1997        $8,052      $18,142,278      $ 22,290,392       $ 40,440,722

  Exercise of stock
    options                         10           86,204              --               86,214

  Spin-off stock
    option adjustment             --          5,770,000              --            5,770,000

  Net loss                        --               --          (3,748,388)        (3,748,388)
                                ------      -----------      ------------       ------------

Balance, November 30, 1997      $8,062      $23,998,482      $ 18,542,004       $ 42,548,548
                                ======      ===========      ============       ============

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                         November 30,
                                                                  ---------------------------
                                                                       1997           1996
                                                                  -------------   -----------
Cash flows from operating activities:
  Net income (loss)                                               $  (3,748,388)  $   463,108
    Income from discontinued operations                                  56,483       255,989
                                                                  -------------   -----------
  Net income (loss) from continuing operations                       (3,804,871)      207,119
    Income tax expense (benefit)                                     (2,266,000)      171,000
                                                                  -------------   -----------
  Income (loss) before income taxes                                  (6,070,871)      378,119
    Noncash expenses, revenues, losses and gains
      included in income:
        Depreciation and amortization                                   321,180       330,522
        Spin-off stock option adjustment                              5,770,000           --
        Increase in working capital items                            (1,430,028)   (2,102,614)
        Other noncash transactions                                      110,011        28,200
                                                                  -------------   -----------
                                                                     (1,299,708)   (1,365,773)
    Income taxes (net paid)                                            (520,926)      (14,115)
    Increase in other assets                                            (32,977)      (13,599)
    Payments on other long-term liabilities                             (29,837)      (86,620)
                                                                  -------------   -----------
        Net cash flows used in operating activities                  (1,883,448)   (1,480,107)
                                                                  -------------   -----------

Cash flows from investing activities:
  Investment in discontinued operations including spin-off costs        (11,879)     (713,521)
  Acquisition of property and equipment                                (153,644)     (502,658)
                                                                  -------------   -----------
    Net cash flows used in investing activities                        (165,523)   (1,216,179)
                                                                  -------------   -----------
Cash flows from financing activities:
  Exercise of stock options                                              59,628       116,148
                                                                  -------------   -----------
    Net cash flows provided by
      financing activities                                               59,628       116,148
                                                                  -------------   -----------
Net decrease in cash and cash equivalents                            (1,989,343)   (2,580,138)
Cash and cash equivalents, beginning of period                       12,226,821    12,561,703
                                                                  -------------   -----------
Cash and cash equivalents, end of period                          $  10,237,478   $ 9,981,565
                                                                  =============   ===========

                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three month periods ended November 30, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         The continuing operations of the Company consist primarily of Diabetes Treatment Centers of America, Inc., a wholly owned subsidiary. The Company's discontinued operations represent AmSurg Corp ("AmSurg"), a majority owned (58% at November 30, 1997) subsidiary. The net assets and operations of AmSurg are shown as discontinued operations due to the distribution of all the AmSurg common stock held by the Company to the Company's shareholders on December 3, 1997.

         Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

2. AMSURG - DISCONTINUED OPERATIONS

         On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock by the Company to the holders of Company common stock ("the Distribution"). The Distribution to shareholders of record at November 25, 1997 based on an amended plan of distribution was completed on December 3, 1997. The terms of the Distribution provide that the Company and AmSurg bear their own expenses in connection with the Distribution. Distribution costs incurred during the quarter ended November 30, 1997 of $344,500 for the Company and $351,748 for AmSurg were expensed.

         Summary operating results of AmSurg are as follows:

------------------------------------------------------------------------------------------
Three Months Ended November 30,                                   1997            1996
------------------------------------------------------------------------------------------
Revenues                                                      $15,916,989      $10,202,568
Net income                                                    $   768,439      $   417,039

         A reconciliation of AmSurg net income to the Company's income from discontinued operations is as follows:

------------------------------------------------------------------------------------------
Three Months Ended November 30,                                   1997            1996
------------------------------------------------------------------------------------------
Net income                                                    $  768,439       $   417,039
AmSurg minority stockholders' interest                          (367,456)         (161,050)
Distribution costs incurred by American Healthcorp              (344,500)                -
------------------------------------------------------------------------------------------
Net income from discontinued operations                       $   56,483       $   255,989
------------------------------------------------------------------------------------------


         Net assets of AmSurg are as follows:

------------------------------------------------------------------------------------------
At November 30,                                                                   1997
------------------------------------------------------------------------------------------
Current assets                                                                $ 14,304,329
Property and equipment, net                                                     18,151,026
Other assets                                                                     1,541,841
Excess of cost over net assets of purchased companies, net                      41,272,089
Current liabilities                                                             (8,198,919)
Deferred taxes                                                                    (765,000)
Long-term debt                                                                 (22,535,085)
Minority interests                                                             (27,294,120)
------------------------------------------------------------------------------------------
Net assets of discontinued operations                                         $ 16,476,161
------------------------------------------------------------------------------------------


         As a result of the Company's distribution of its AmSurg common stock and pursuant to the terms of the Company's stock option plans, the number of shares issuable pursuant to the Company's outstanding stock options and the exercise price per share were adjusted to maintain the value of the options subsequent to the Distribution at the pre-Distribution level. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share and resulted in an additional 254,000 shares being subject to options. Additionally, all outstanding options became fully vested. As a result of this adjustment of the stock options, generally accepted accounting principles required that the Company record non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital were recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options has taken place.

  The impact of this adjustment on the Company's financial statements is summarized below:

                                                                           Net Income
                                                                            Increase
                                                                           (Decrease)
                                                                           -----------

              Compensation expense                                         $(5,770,000)
              Estimated deferred income tax benefit                          2,190,000
                                                                           -----------
                   Net decrease in net income                              $(3,580,000)
                                                                           ===========


                                                                          Stockholders'
                                                                             Equity
                                                                            Increase
                                                                           (Decrease)
                                                                           -----------

              Increase in paid-in capital                                  $ 5,770,000
              Net decrease in net income                                    (3,580,000)
                                                                           -----------
                   Net increase in stockholders' equity                    $ 2,190,000
                                                                           ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The continuing operations of American Healthcorp, Inc. (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors designed to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), a majority-owned (58% at November 30, 1997) subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices.

         In March of 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The plan of Distribution was amended based on discussions with the Internal Revenue Service ("IRS") in its response to the Company's requests for an IRS ruling that the Distribution could be completed on a substantially tax-free basis. The Distribution, which is described in more detail in an Information Statement provided to all holders of the Company's common stock during November 1997, was completed on December 3, 1997.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation

Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:
DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers; DTCA's ability to replace discontinued contracts in a market; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the managed care agreements.

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

         The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of November 30, 1997 and 1996. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                                        As of November 30,
                                      =====================================================
                                               1997                            1996
                                      =====================================================
                                                    Hospital                       Hospital
                                      Contracts       Sites           Contracts      Sites
                                      -----------------------------------------------------
Hospital contracts/sites                   54            58               59            62
Network contracts/sites                     4            16                2            11
                                      -----------------------------------------------------
Total contracts/sites                      58            74               61            73
                                      =====================================================


The components of changes to the total number of DTCA hospital contracts and hospital sites during the quarters ended November 30, 1997 and 1996 are presented below.

                                                  Three Months Ended November 30,
                                      =====================================================
                                               1997                            1996
                                      =====================================================
                                                    Hospital                       Hospital
                                      Contracts       Sites           Contracts      Sites
                                      -----------------------------------------------------
Total contracts/sites at
  beginning of period                      58            74               61            72
New contracts/sites
 signed                                     2             3                -             1
Contracts/sites
 discontinued                              (2)           (3)               -             -
                                      -----------------------------------------------------
Total contracts/sites                      58            74               61            73
                                      =====================================================

         During the quarter ended November 30, 1997, three contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1998, there are 22 contracts which will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

         Five of the contracts that will expire during the remainder of fiscal 1998 are with hospitals owned by Columbia/HCA Healthcare Corporation ("Columbia"). During the past twelve months, the majority of contracts that were up for renewal with Columbia hospitals have been discontinued. The Company anticipates that some of the contracts with Columbia which expire during the remainder of fiscal 1998 will also be discontinued.

         While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors for their enrollees with diabetes. During the quarter ended November 30, 1997, DTCA's managed care payor operations reduced the Company's pretax profitability by approximately $1.2 million. This negative impact resulted primarily from the overhead costs related to these contracts and from the costs associated with marketing efforts to enter into additional disease management contracts. During the quarter the results of operations from the managed care contracts themselves were approximately breakeven. The Company anticipates continuing to experience a negative impact on its operations during the remainder of fiscal 1998 as a result of its managed care disease management efforts.

         Also as a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services for their at-risk enrollees with diabetes in selected markets. The Principal agreement originally encompassed six market sites with an additional HMO contract site being added during the first quarter of fiscal 1997. The original Health Options agreement was for one market site but an additional HMO contract location was added during the second quarter of fiscal 1997. The Principal agreements now cover seven of the largest HMO subsidiaries of Principal totaling approximately 360,000 at-risk members, including an estimated 7,500 members with diabetes. The Health Options agreements cover approximately 135,000 at-risk members, including an estimated 3,000 members with diabetes. Both the Principal and the Health Options agreements have an initial term of five years. DTCA is at risk for the costs of operating its comprehensive healthcare management system at each of the HMO sites and Principal and Health Options continue to be at risk for all of their members' healthcare costs. Cost savings anticipated to be produced by the management system are shared according to formulae set forth in the agreements.

         DTCA anticipates that revenues and profits from the Principal and Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be less than operating costs. Implementation of these contracts began on a market-by-market basis during July 1996, with all markets having begun implementation by April 1, 1997. Because of expected ramp-up periods at each of the agreement sites and the timing delay in calculating healthcare cost savings, if any, upon which DTCA's revenues are calculated, it is anticipated that DTCA's profitability will be negatively affected by these agreements during the first 12 to 18 months of operation at each of these sites. Losses at several of these sites are expected to continue into fiscal 1998. During the first quarter of fiscal 1998, these contracts continued to show improving aggregate healthcare cost savings.

         During September 1997 DTCA also signed an agreement with CIGNA HealthCare ("CIGNA") to provide diabetes disease management services for members at six CIGNA HMO markets that encompass approximately 1.3 million covered lives. Under the three year agreement, DTCA will provide, through a fee-based arrangement, a tailored version of its NetLink(TM) telephone-based diabetes management program. These services, which will be provided from a telephone center located in Nashville, Tennessee, will be designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients. The services do not encompass comprehensive management of all healthcare services such as that provided under the Principal and Health Options agreements. Because CIGNA will pay a monthly fee to DTCA based on the number of their members enrolled in the program and because this is not a cost savings sharing arrangement as provided in the Principal and the Health Options agreements, the Company does not anticipate any significant start-up losses from these contracts. In addition, the CIGNA contract provides for a fee payment prior to the effective start date of services of March 1, 1998 which is designed to approximate DTCA's start-up expenses prior to the initiation of the monthly per enrolled member service fee payment from CIGNA. Of the fees to be received by DTCA for these services, slightly less than 20% will be at risk of repayment unless certain standards of care and cost reduction targets are achieved as measured as of each contract site year-end. It is anticipated that the program will be in operation in six CIGNA HMO markets by the end of fiscal 1998.

         During September 1997, the Company also announced the execution of a new one year contract with United Healthcare of Georgia ("United") to make available DTCA's outpatient diabetes services to the approximately 240,000 United members in the greater Atlanta area and also announced the signing of an expanded three year contract with Aetna U.S. Healthcare ("Aetna") to make available DTCA's outpatient diabetes education services to Aetna's members diagnosed with diabetes in markets where both DTCA and Aetna provide services. Both the United and the Aetna contracts are fee-for-service arrangements that will be provided primarily from DTCA's hospital contract sites and will require the enrollment of the patient by the patient's primary care physician and will also require the consent of the patient. Physicians and patients of both United and Aetna may have other choices of providers for similar services to those provided by DTCA in their markets. The services encompassed in these contracts are primarily educational, behavioral and motivational support and, in some cases, also include patient assessment and outcomes reporting. The United contract began implementation during the first quarter of fiscal 1998. The Aetna contract also began implementation in the Atlanta market during the first quarter of fiscal 1998 and current plans provide for the expansion of this contract to additional markets during fiscal 1998. These contracts generated minimal revenues during the quarter ended November 30, 1997 and at this time the Company cannot predict the rate at which revenues will be generated under these contracts.

         The Company's growth strategy is primarily to develop new relationships directly with managed care payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and to further develop its hospital-based diabetes treatment business. Pursuant to its strategy with managed care payors, DTCA is expected to provide management services designed to improve the quality of care for individuals with diabetes while lowering the overall cost of care. DTCA fees under these arrangements with payors may take the form of shared savings of overall diabetes enrollee healthcare costs, capitated payments to DTCA to cover DTCA's services to enrollees but not the responsibility for enrollee healthcare claims or some combination of these arrangements. However, the Company believes that the majority of future managed care disease management contracts that will be signed by DTCA will not entail the type of initial operating losses as the Company has incurred with respect to the Principal and the Health Options agreements.

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

                                     AMSURG

         Through investments made since fiscal 1993, the Company owned as of November 30, 1997 approximately 58% of the outstanding common stock of AmSurg, a company that develops, acquires and operates physician practice-based ambulatory surgery centers with physician practice groups through partnership or limited liability companies.

         Only limited information has been provided for AmSurg operations because AmSurg is being reported by the Company as a discontinued operation as a result of the decision by the Company's Board of Directors to distribute all of the common stock of AmSurg held by the Company to the shareholders of the Company. This distribution was completed on December 3, 1997. AmSurg itself is a separate reporting company under the Securities Exchange Act of 1934 and has been subject to its own filing and reporting requirements since May 1997.

RESULTS OF CONTINUING OPERATIONS

         DTCA represents the continuing operations of the Company and includes the results of operations of two Arthritis and Osteoporosis Care centers and corporate costs attributable to DTCA.

         The DTCA revenues decrease to $7.7 million for the three month period ended November 30, 1997 from $8.0 million for the comparable period last year resulted primarily from the impact of DTCA hospital contract rate renegotiations and restructurings and hospital contract terminations, offset somewhat by revenues from new DTCA hospital contracts, which did not provide the same average revenue per contract as the more mature contracts that were terminated, and by additional revenues generated under the managed care payor contracts with Principal and Health Options. Hospital contract rate renegotiations and restructurings were the primary reasons for a 16% decrease in same contract revenues for contracts in operation as of September 1, 1996. The Company believes that the impact of hospital contract restructurings will negatively impact same-contract revenue comparisons during the remainder of fiscal 1998. In addition, costs associated with DTCA's managed care payor operations are expected to exceed anticipated revenues during the remainder of fiscal 1998.

         The increase in overall DTCA salaries and benefits to $5.5 million for the three month period ended November 30, 1997 from $5.3 million for the comparable period last year resulted primarily from higher staffing costs associated with DTCA's managed care contracts with Principal and Health Options and from normal salary and benefit increases. Salaries and benefits as a percentage of revenues for the three month period ended November 30, 1997 were 71% as compared with 66% for the comparable fiscal 1997 period. This increase resulted primarily from the impact of additional salary costs associated with the Company's managed care contract operations and decreased revenues. The Company anticipates that salaries and benefits will increase during the remainder of fiscal 1998 primarily as a result of the implementation of the CIGNA contract.

         The increase in DTCA's other operating expenses to $2.2 million for the three month period ended November 30, 1997 from $2.0 million for the comparable period last year resulted primarily from increased costs associated with the implementation of the Principal and Health Options contracts. These implementation costs combined with reduced revenues caused other operating expenses as a percentage of revenues for the three month period ended November 30, 1997 to increase to 28% compared with 25% for the comparable fiscal 1997 period. The Company anticipates that other operating expenses will increase during the remainder of fiscal 1998 primarily as a result of the implementation of the CIGNA contract during 1998.

         The decrease in income tax expense (resulting in an income tax benefit of $76,000 for the three month period ended November 30, 1997 compared with income tax expense of $171,000 for the comparable fiscal 1997 period) resulted from decreased operating results for the first quarter of fiscal 1998. The differences between the federal statutory income tax rate of 34% and the Company's effective income tax rates during the periods are due primarily to the impact of state income taxes and the amortization of certain excess costs over net assets of purchased companies which are not deductible for income tax purposes.

          As a result of the Distribution and pursuant to the terms of the Company's stock option plans, the exercise price per share of outstanding options to purchase shares of the Company's common stock was reduced and the number of shares underlying such options was, in certain cases, increased to maintain the value of these stock options following the Distribution at pre-Distribution levels. Holders of these stock options on the Distribution record date were not entitled to receive shares of AmSurg common stock with respect to such options. The amount by which the options were adjusted resulted from a comparison of the market price per share of American Healthcorp common stock before and after the Distribution. In addition, the vesting of options was accelerated for options that have not yet vested. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share. As a result of this adjustment of the stock options, generally accepted accounting principles required that the Company record non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital were recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options has taken place. Although it would have been possible to adjust the options without changing this ratio, it could only have been accomplished by issuing a large number of new options which would have resulted in substantial dilution to the Company's stockholders. While the adjustment did result in an additional 254,000 shares being subject to options, the number of additional shares being subject to options is significantly less than the number which would have been required to avoid recognition of compensation expense. The option adjustment, on a one-time basis, resulted in the recognition of compensation expense of $5.8 million and also resulted in an income tax benefit associated with the compensation expense of $2.2 million.

         In addition, the option adjustment described above will also have the effect, during periods when the Company is reporting net income, of decreasing future earnings per share primarily because of the impact of the additional number of shares being subject to options that were issued as part of this adjustment on the calculation of common stock equivalents used in the calculation of earnings per share.

         The Distribution also resulted in certain nonrecurring expenses being recognized by the Company as part of its discontinued operations. For the Company, the non-recurring expenses of the Distribution are expected to be approximately $960,000 of which $615,000 was incurred and expensed during the year ended August 31, 1997 and $345,000 was incurred and expensed during the three month period ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities from continuing operations for the first quarter of fiscal 1998 utilized $1.9 million in cash flow. The first quarter of each fiscal year normally utilizes a much larger amount of cash for operating activities than other quarters of the year primarily as a result of certain insurance, income tax and employee incentive compensation payments which are made during the first quarter of each fiscal year. Investing activities during the first quarter of fiscal 1998 used $165,523 in cash flow which consisted primarily of property and equipment purchases for DTCA. Financing activities associated with continuing operations for the three month period ended November 30, 1997 provided $59,628 in cash flow in proceeds from the exercise of options to purchase the Company's common stock.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $10.2 million at November 30, 1997 will continue to enable the Company to fund DTCA's current working capital needs and capital expenditure needs, including its diabetes disease management efforts and to pay the Company's remaining costs associated with the Distribution.

         The Company has evaluated its computer software and databases to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications to be material to the Company's financial position or results of operations in any given year.

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

         (a) Exhibits

         27. Financial Data Schedule (SEC use only)

         (b) Reports on Form 8-K

             There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                            AMERICAN HEALTHCORP, INC.
                                                 (Registrant)

Date January 13, 1998                       By    /s/ Henry D. Herr
     ------------------------                  ---------------------------------
                                                  HENRY D. HERR
                                                  Executive Vice President
                                                  Finance and Administration,
                                                  (Principal Financial Officer)

Date January 13, 1998                       By    /s/ David A. Sidlowe
     ------------------------                  ---------------------------------
                                                  DAVID A. SIDLOWE
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)