Form 10-Q
period 1998-02-28
AMERICAN HEALTHCORP INC /DE
filed 1998-04-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended FEBRUARY 28, 1998

                        Commission File Number 000-19364



                            AMERICAN HEALTHCORP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)




          Delaware                                      62-1117144
 ------------------------------                    ------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)






              One Burton Hills Boulevard, Nashville, TN     37215
             ------------------------------------------------------
            (Address of Principal Executive Offices)      (Zip Code)


                                 (615) 665-1122
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes      X        No
                                    --------        --------


As of April 13, 1998 there were outstanding 8,089,315 shares of the Registrant's Common Stock, par value $.001 per share.

                                PART I.

ITEM 1.      FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                           February 28,         August 31,
                                               1998               1997
                                           ------------       ------------
Current assets:
  Cash and cash equivalents                $ 10,192,599       $ 12,226,821
  Accounts receivable, net                    2,868,218          3,469,839
  Other current assets                        1,107,987          1,307,075
  Deferred tax asset                          1,306,000          1,306,000
                                           ------------       ------------
    Total current assets                     15,474,804         18,309,735
                                           ------------       ------------

Net assets of discontinued operations              --           16,407,271
                                           ------------       ------------

Property and equipment:
  Leasehold improvements                        105,136             77,434
  Equipment                                   4,180,978          3,581,093
                                           ------------       ------------
                                              4,286,114          3,658,527
  Less accumulated depreciation              (2,204,401)        (1,851,087)
                                           ------------       ------------
    Net property and equipment                2,081,713          1,807,440
                                           ------------       ------------

Long-term deferred tax asset                  2,881,000            691,000
                                           ------------       ------------

Other assets, net                               264,197            309,998
                                           ------------       ------------

Excess of cost over net assets
  of purchased companies, net                11,656,249         11,847,358
                                           ------------       ------------

                                           $ 32,357,963       $ 49,372,802
                                           ============       ============

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      February 28,      August 31,
                                                         1998             1997
                                                      -----------      -----------
Current liabilities:
  Accounts payable                                    $   772,166      $   785,674
  Accrued salaries and benefits                         1,142,615        1,457,139
  Accrued liabilities                                     901,287        1,240,660
  Unearned contract fees                                1,217,212        2,251,176
  Income taxes payable                                    400,688          885,950
  Current portion of other long-term liabilities          436,307          125,000
                                                      -----------      -----------
    Total current liabilities                           4,870,275        6,745,599
                                                      -----------      -----------

Other long-term liabilities                             2,191,595        2,186,481
                                                      -----------      -----------

Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,085,806 and 8,051,559
      shares outstanding                                    8,086            8,052
  Additional paid-in capital                           24,009,000       18,142,278
  Retained earnings                                     1,279,007       22,290,392
                                                      -----------      -----------
    Total stockholders' equity                         25,296,093       40,440,722
                                                      -----------      -----------

                                                      $32,357,963      $49,372,802
                                                      ===========      ===========

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended               Six Months Ended
                                                       February 28,                    February 28,
                                              ---------------------------     -----------------------------
                                                  1998           1997             1998             1997
                                              -----------     -----------     ------------     ------------
Revenues                                      $ 8,454,077     $ 7,352,800     $ 16,199,729     $ 15,332,220
                                              -----------     -----------     ------------     ------------

Expenses
  Salaries and benefits                         6,089,759       5,493,934       11,620,275       10,754,958
  Other operating expenses                      2,187,726       2,114,057        4,382,553        4,122,776
  Depreciation and amortization                   303,796         344,957          624,976          675,479
  Interest                                            113           1,022              113            2,058
  Spin-off stock option adjustment                   --              --          5,770,000             --
                                              -----------     -----------     ------------     ------------
    Total expenses                              8,581,394       7,953,970       22,397,917       15,555,271
                                              -----------     -----------     ------------     ------------

Income (loss) before income taxes
  and discontinued operations                    (127,317)       (601,170)      (6,198,188)        (223,051)

  Income tax expense (benefit)                    (12,000)       (171,000)      (2,278,000)            --
                                              -----------     -----------     ------------     ------------

Income (loss) from continuing operations         (115,317)       (430,170)      (3,920,188)        (223,051)

  Income from discontinued operations,
    net of income taxes                              --           235,875           56,483          491,864
                                              -----------     -----------     ------------     ------------

Net income (loss)                             $  (115,317)    $  (194,295)    $ (3,863,705)    $    268,813
                                              ===========     ===========     ============     ============


Basic and diluted income (loss) per share:
  From continuing operations                  $     (0.01)    $     (0.05)    $      (0.49)    $      (0.03)
  From discontinued operations                       --              0.03             0.01             0.06
                                              -----------     -----------     ------------     ------------
                                              $     (0.01)    $     (0.02)    $      (0.48)    $       0.03
                                              ===========     ===========     ============     ============

Weighted average common shares
  and equivalents:
  Basic                                         8,072,065       8,014,006        8,064,625        8,008,675
  Diluted                                       8,072,065       8,258,886        8,064,625        8,228,862

                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998




                                                Additional
                                 Common          Paid-in            Retained
                                  Stock          Capital            Earnings             Total
                                 -------       ------------       ------------       ------------
Balance, August 31, 1997         $ 8,052       $ 18,142,278       $ 22,290,392       $ 40,440,722

  Exercise of stock options           46            197,654               --              197,700

  Repurchase of stock                (12)          (100,932)              --             (100,944)

  Spin-off stock
    option adjustment               --            5,770,000               --            5,770,000

  Distribution of
   AmSurg stock                     --                 --          (17,147,680)       (17,147,680)

  Net loss                          --                 --           (3,863,705)        (3,863,705)
                                 -------       ------------       ------------       ------------

Balance, February 28, 1998       $ 8,086       $ 24,009,000       $  1,279,007       $ 25,296,093
                                 =======       ============       ============       ============

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                             February 28,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                 $ (3,863,705)    $    268,813
    Income from discontinued operations                                   56,483          491,864
                                                                    ------------     ------------
  Net income (loss) from continuing operations                        (3,920,188)        (223,051)
    Income tax expense (benefit)                                      (2,278,000)            --
                                                                    ------------     ------------
  Income (loss) before income taxes                                   (6,198,188)        (223,051)
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                                       624,976          675,479
     Spin-off stock option adjustment                                  5,770,000             --
     Increase in working capital items                                  (900,660)      (1,344,425)
     Other noncash transactions                                          346,047          179,692
                                                                    ------------     ------------
                                                                        (357,825)        (712,305)
  Income taxes (net paid)                                               (543,543)         (24,688)
  Increase in other assets                                               (63,121)         (65,886)
  Payments on other long-term liabilities                                (34,091)         (86,620)
                                                                    ------------     ------------
      Net cash flows used in operating activities                       (998,580)        (889,499)
                                                                    ------------     ------------

Cash flows from investing activities:
  Investment in discontinued operations including spin-off costs        (479,231)        (793,521)
  Acquisition of property and equipment                                 (584,424)        (971,360)
                                                                    ------------     ------------
      Net cash flows used in investing activities                     (1,063,655)      (1,764,881)
                                                                    ------------     ------------

Cash flows from financing activities:
  Repurchase of stock                                                   (100,944)            --
  Exercise of stock options                                              128,957          202,535
                                                                    ------------     ------------
      Net cash flows provided by
        financing activities                                              28,013          202,535
                                                                    ------------     ------------

Net decrease in cash and cash equivalents                             (2,034,222)      (2,451,845)
Cash and cash equivalents, beginning of period                        12,226,821       12,561,703
                                                                    ------------     ------------

Cash and cash equivalents, end of period                            $ 10,192,599     $ 10,109,858
                                                                    ============     ============

                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three and six month periods ended February 28, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         The continuing operations of the Company consist primarily of Diabetes Treatment Centers of America, Inc., a wholly owned subsidiary. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), formerly a majority owned subsidiary. The net assets and operations of AmSurg are shown as discontinued operations due to the distribution of all the AmSurg common stock held by the Company to the Company's shareholders on December 3, 1997.

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

2.       AMSURG - DISCONTINUED OPERATIONS

         On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock ("the Distribution"). The Distribution to shareholders of record at November 25, 1997 based on an amended plan of distribution was completed on December 3, 1997. The terms of the Distribution provide that the Company and AmSurg bear their own expenses in connection with the Distribution. The effect of the Distribution was a one time charge to retained earnings of $17,147,680 which represents the Company's investment in AmSurg.

3.       EARNINGS PER SHARE

         For the three and six month periods ended February 28, 1998 and 1997, the Company has reported earnings per share under Financial Accounting Standard No. 128 ("FAS 128") "Earnings per Share". The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding. Calculation of diluted earnings per share for the three and six month periods ended February 28, 1998 does not include 527,668 in common stock equivalents relative to outstanding stock options as their effect would be antidilutive.

4.       STOCK REPURCHASE

         In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time prior to January 1, 2000. As of February 28, 1998 the Company has repurchased 11,956 shares at a cost of $100,944.

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

         The Company's discontinued operations represented AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March of 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution, which is described in more detail in an Information Statement provided to all holders of the Company's common stock during November 1997, was completed on December 3, 1997.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers and for diabetes healthcare management agreements; DTCA's ability to replace discontinued contracts in a market; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the managed care agreements. The Company undertakes no obligation to update or revise any such forward-looking statements.

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

         The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of February 28, 1998 and 1997. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.


                                                As of February 28,
                            -------------------------------------------------------
                                      1998                          1997
                            -------------------------------------------------------
                                            Hospital                      Hospital
                            Contracts         Sites       Contracts        Sites
                            ------------------------      ------------------------
Hospital contracts/sites        52             56             58             61

Network contracts/sites          4             16              2             11
                            ------------------------      ------------------------

Total contracts/sites           56             72             60             72
                            ========================      ========================



The components of changes to the total number of DTCA hospital contracts during the quarters and the six months ended February 28, 1998 and 1997 are presented below.


                                     For the Three Months Ended February 28,
                             ------------------------------------------------------
                                       1998                         1997
                             ------------------------------------------------------
                                            Hospital                      Hospital
                             Contracts       Sites        Contracts        Sites
                             ------------------------     -------------------------
Total contracts/sites at
beginning of period              58            74             61            73

New contracts/sites
signed                            1             1              2             2

Contracts/sites discontinued     (3)           (3)            (3)           (3)
                             ------------------------     -------------------------

Total contracts/sites            56            72             60            72
                             ========================     =========================

                                                For the Six Months Ended February 28,
                                      --------------------------------------------------------
                                                1998                            1997
                                      --------------------------------------------------------
                                                     Hospital                         Hospital
                                      Contracts        Sites           Contracts        Sites
                                      -----------------------          -----------------------
Total contracts/sites at
beginning of period                          58            74                 61            72

New contracts/sites signed                    3             4                  2             3

Contracts/sites discontinued                 (5)           (6)                (3)           (3)
                                      -----------------------          -----------------------

Total contracts/sites                        56            72                 60            72
                                      =======================          =======================


         During the quarter ended February 28, 1998, seven contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1998, there are 13 contracts which will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

         Three of the contracts that will expire during the remainder of fiscal 1998 are with hospitals owned by Columbia/HCA Healthcare Corporation ("Columbia"). During the past eighteen months, the majority of contracts that were up for renewal with Columbia hospitals have been discontinued and during the six months ended February 28, 1998, two contracts with Columbia hospitals have been discontinued. The Company does not anticipate that all of the contracts with Columbia which expire during the remainder of fiscal 1998 will be renewed.

         While DTCA's revenues have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors for their enrollees with diabetes. During the quarter ended February 28, 1998, DTCA's managed care payor operations reduced the Company's pretax profitability by approximately $1.0 million. This negative impact resulted primarily from the overhead costs related to DTCA's managed care operations and from the costs associated with marketing efforts to enter into additional disease management contracts. During the quarter the results of operations from the managed care contracts themselves generated approximately $200,000 in pretax profit. The Company anticipates continuing to experience a negative impact on its operating results during the remainder of fiscal 1998 as a result of its managed care disease management operations.

         As a result of its managed care payor efforts, in June 1996 DTCA reached agreement with two HMOs, Principal Healthcare, Inc. ("Principal") and Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services through DTCA's NetCare(TM) product. The Principal agreement originally encompassed six market sites with an additional HMO contract site being added during the first quarter of fiscal 1997. The original

Health Options agreement was for one market site; an additional HMO contract location was added during the second quarter of fiscal 1997 and a third HMO contract location has been added effective March 1, 1998. The Principal agreements now cover seven of the largest HMO subsidiaries of Principal totaling approximately 360,000 at-risk members, including an estimated 7,000 members with diabetes. The first two Health Options agreements cover approximately 135,000 at-risk members, including an estimated 3,000 members with diabetes. The Principal and the first two Health Options agreements have an initial term of five years and provide that DTCA is at risk for the costs of operating its comprehensive healthcare management system at each of the HMO sites while Principal and Health Options continue to be at risk for all of their members' healthcare costs. Cost savings anticipated to be produced by DTCA's management system at these nine sites are shared according to formulae set forth in the agreements.

         DTCA anticipates that revenues and profits from the Principal and the first two Health Options agreements will be more heavily weighted toward the later years of the agreements' initial terms and that, during the first full year of operations at each site, revenues will be less than operating costs. Implementation of these nine contracts began on a market-by-market basis during July 1996, with all markets having begun implementation by April 1, 1997. Because of expected ramp-up periods at each of the agreement sites and the normal time lag in calculating healthcare cost savings, if any, upon which DTCA's revenues are calculated, it is anticipated that DTCA's profitability will be negatively affected by these agreements during the first 12 to 18 months of operation at each of these sites. During the second quarter of fiscal 1998, these contracts continued to show improving aggregate healthcare cost savings and were beginning to contribute toward covering the overhead associated with the managed care operations. Discussions have recently been initiated with Principal regarding the conversion of the Principal arrangements from a sharing of healthcare cost savings with DTCA to fees based on members enrolled in the program subject to adjustment for financial and clinical performance. These discussions have only recently begun and the outcome of these discussions cannot be predicted at this time.

         The most recent contract with Health Options has a three year term and is for DTCA's NetCare(TM) product covering approximately 300,000 commercial and Medicare members and includes approximately 10,000 members with diabetes. In contrast to DTCA's two other contracts with Health Options and with the contracts with Principal, DTCA will be compensated under the new Health Options contract through a per member per month payment, with an initial minimum guarantee, for all members who elect to participate, as well as through payments based upon the achievement of specified outcomes measures. As a result, it is anticipated that this contract will begin generating revenues for DTCA beginning March 1, 1998 without the initial operating losses incurred with the other Health Options and Principal contracts.

         During September 1997, DTCA signed an agreement with CIGNA HealthCare ("CIGNA") to provide diabetes disease management services for members at six CIGNA HMO markets that encompass approximately 1.3 million covered lives. Under the three year agreement, DTCA will provide, through a fee-based arrangement, a tailored version of its NetLink(TM) telephone-based diabetes management program. These services, which will be provided from a telephone center located in Nashville, Tennessee, will be designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients. The services do not encompass comprehensive management of all healthcare services such as that provided under the Principal and Health Options agreements. Because CIGNA will pay a monthly fee to DTCA based on the number of their members enrolled in the program and because this is not a cost savings sharing arrangement as provided in the Principal and the Health Options agreements, the Company does not anticipate any significant start-up losses from these contracts. In addition, the CIGNA contract provides for a fee payment prior to the effective start date of April 1, 1998 which is designed to offset the majority of DTCA's start-up expenses prior to the initiation of the monthly per enrolled member service fee payment from CIGNA. Of the fees to be received by DTCA for these services, slightly less than 20% will be at risk of repayment unless certain standards of care and cost reduction targets are achieved as measured as of each contract site year-end. It is anticipated that the program will be in operation in six CIGNA HMO markets by early fiscal 1999.

         The Company's growth strategy is primarily to develop new relationships directly with managed care payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and to further develop its hospital-based diabetes treatment business. Pursuant to its strategy with managed care payors, DTCA is expected to provide management services designed to improve the quality of care for individuals with diabetes while lowering the overall cost of care. DTCA fees under these arrangements with payors may take the form of shared savings of overall diabetes enrollee healthcare costs, capitated payments to DTCA to cover DTCA's services to enrollees but not the responsibility for enrollee healthcare claims or some combination of these arrangements. However, the Company believes that the majority of future managed care disease management contracts that will be signed by DTCA will not entail the type of initial operating losses the Company has incurred with respect to the Principal and Health Options agreements.

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

         The Company cooperated fully with the OIG in its investigation and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation will not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation will not have a material adverse effect on the Company's financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.


RESULTS OF CONTINUING OPERATIONS

         DTCA represents the continuing operations of the Company and includes the results of operations of two Arthritis and Osteoporosis Care centers and corporate costs attributable to DTCA.

         Revenues for the quarter and six months ended February 28, 1998 increased 15% and 6%, respectively, over the same periods in 1997. The principal sources of the increase in revenues were managed care payor contracts and new hospital contracts offset by reductions in revenues from discontinued hospital contracts and reduced same hospital contract revenues. Same hospital contract revenues for the quarter and six months ended February 28, 1998 were 6% and 12%, respectively, less than the 1997 periods. The same hospital revenue decreases were principally a result of contract rate renegotiations and restructurings. The Company believes that the impact of hospital contract restructurings will negatively impact same hospital revenue comparisons during the remainder of fiscal 1998.

         Salaries and benefits for the quarter and six months ended February 28, 1998 increased 11% and 8%, respectively, as a result of increased staffing levels associated primarily with managed care payor operations and normal salary increases partially offset by reduced salaries and benefits associated with fewer hospital contracts in operation. Salaries and benefits as a percentage of revenues for the quarter and six months ended February 28, 1998 were 72% for both periods, compared with 75% and 70% for the quarter and six months ended February 28, 1997, respectively. Salaries and benefits as a percentage of revenues for the six months ended February 28, 1998 increased compared to the same period in 1997 principally because of increased salaries and benefits related to managed care payor operations, while the improvement in these percentages in the quarter ended February 28, 1998 compared to the same period in 1997 was primarily due to increasing managed care payor contract revenues.

         Other operating expenses for the quarter and six months ended February 28, 1998 increased 4% and 6%, respectively, principally as a result of additional managed care payor contracts in operation. Other operating expenses as a percentage of revenue decreased to 26% for the quarter ended February 28, 1998 from 29% for the same quarter in 1997, while remaining at 27% for the six months ended February 28, 1998 and 1997. Operating expenses as a percentage of revenues decreased during the quarter ended February 28, 1998 primarily as a result of additional revenues from managed care payor contracts.

         The income tax benefit for the quarter ended February 28, 1998 was $12,000 compared to a benefit of $171,000 for the same quarter in 1997. The decreased tax benefit resulted from reduced operating losses. The income tax benefit for the six months ended February 28, 1998 of $2,278,000 was principally the result of recording the tax benefit associated with compensation expense related to the adjustment of stock options in the quarter ended November 30, 1997. The differences between the statutory federal income tax rate of 34% and the Company's effective tax income rates during the periods are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

          As a result of the Distribution and pursuant to the terms of the Company's stock option plans, the exercise price per share of outstanding options to purchase shares of the Company's common stock was reduced and the number of shares underlying such options was, in certain cases, increased to maintain the value of these stock options following the Distribution at pre-Distribution levels. Holders of these stock options on the Distribution record date were not entitled to receive shares of AmSurg common stock with respect to such options. The amount by which the options were adjusted resulted from a comparison of the market price per share of American Healthcorp common stock before and after the Distribution. In addition, the vesting of options was accelerated for options that have not yet vested. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share. As a result of this adjustment of the stock options, generally accepted accounting principles required that the Company record non-cash compensation expense and an equal increase in stockholders' equity

(additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital were recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options has taken place. Although it would have been possible to adjust the options without changing this ratio, it could only have been accomplished by issuing a large number of new options which would have resulted in substantial dilution to the Company's stockholders. While the adjustment did result in an additional 254,000 shares being subject to options, the number of additional shares being subject to options is significantly less than the number which would have been required to avoid recognition of compensation expense. The option adjustment, on a one-time basis, resulted in the recognition of compensation expense of $5.8 million and also resulted in an income tax benefit associated with the compensation expense of $2.2 million during the quarter ended November 30, 1997.

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

         The Distribution also resulted in certain nonrecurring expenses being recognized by the Company as part of its discontinued operations. For the Company, the non-recurring expenses of the Distribution were approximately $960,000 of which $615,000 was incurred and expensed during the year ended August 31, 1997 and $345,000 was incurred and expensed during the three month period ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities from continuing operations for the six months ended February 1998 utilized $1.0 million in cash flow. The first two quarters of each fiscal year normally utilize a much larger amount of cash for operating activities than other quarters of the year primarily as a result of certain insurance, income tax and employee incentive compensation payments which are made during the first quarter of each fiscal year. Investing activities during the six months ended February 28, 1998 used $1.1 million in cash flow which consisted primarily of property and equipment purchases for DTCA of $584,424 and payment of costs associated with the spinoff of AmSurg of $479,231. Financing activities associated with continuing operations for the six months ended February 28, 1998 provided $28,013 in cash flow in proceeds from the exercise of options to purchase the Company's common stock of $128,957 offset by the Company's repurchase of its stock of $100,944.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $10.2 million at February 28, 1998 will continue to enable the Company to fund DTCA's current working capital needs and capital expenditure needs, including its diabetes disease management efforts.

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

         The Company cooperated fully with the OIG in its investigation and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation will not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation will not have a material adverse effect on the Company's financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

ITEM 2.      Changes in Securities.

             Not Applicable.

ITEM 3.      Defaults Upon Senior Securities.

             Not Applicable.

ITEM 4.      Submission of Matters to a Vote of Security Holders.

             (a) The Annual Meeting of Stockholders of American Healthcorp, Inc.
                 was held on January 21, 1998.

             (c) Nominations to elect Frank A. Ehmann and William C. O'Neil, Jr.
                 as Directors of the Company were voted upon at the Annual Meeting of Stockholders. The results of the election of the above mentioned nominees were as follows:

                                                   For        Against     Withheld
                                                ---------     -------     --------
                     Frank A. Ehmann            6,840,050        -          7,954
                     William C. O'Neil, Jr.     6,840,509        -          7,495

                 A proposal to approve and adopt an amendment to the Company's 1996 Stock Incentive Plan was also voted upon at the Annual Meeting of Stockholders. The results of the vote to approve and adopt an amendment to the 1996 Stock Incentive Plan were as follows:

                               For            Against         Withheld
                            ---------        ---------        --------
                            5,262,192        1,547,164         38,648

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







                                       AMERICAN HEALTHCORP, INC.
                                       -------------------------
                                             (Registrant)




Date        April 14, 1998             By          /s/ Henry D. Herr
       -------------------------          -------------------------------------
                                                     HENRY D. HERR
                                               Executive Vice President
                                              Finance and Administration,
                                             (Principal Financial Officer)






Date        April 14, 1998             By        /s/ David A. Sidlowe
       --------------------------          ------------------------------------
                                                   DAVID A. SIDLOWE
                                             Vice President and Controller
                                             (Principal Accounting Officer)