Form 10-Q
period 1998-05-31
AMERICAN HEALTHCORP INC /DE
filed 1998-07-15
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended MAY 31, 1998

                        Commission File Number 000-19364



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


                             Yes   X       No
                                 ------        ------


As of July 10, 1998 there were outstanding 8,100,836 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.      FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                           May 31,            August 31,
                                                            1998                1997
                                                         -----------         -----------
Current assets:
  Cash and cash equivalents                              $10,183,178         $12,226,821
  Accounts receivable, net                                 4,166,054           3,469,839
  Other current assets                                       871,250           1,307,075
  Deferred tax asset                                       1,306,000           1,306,000
                                                         -----------         -----------
    Total current assets                                  16,526,482          18,309,735
                                                         -----------         -----------


Net assets of discontinued operations                             --          16,407,271
                                                         -----------         -----------

Property and equipment:
  Leasehold improvements                                     174,380              77,434
  Equipment                                                4,810,904           3,581,093
                                                         -----------         -----------
                                                           4,985,284           3,658,527

  Less accumulated depreciation                           (2,282,522)         (1,851,087)
                                                         -----------         -----------
    Net property and equipment                             2,702,762           1,807,440
                                                         -----------         -----------

Long-term deferred tax asset                               2,881,000             691,000
                                                         -----------         -----------


Other assets, net                                            213,360             309,998
                                                         -----------         -----------


Excess of cost over net assets
  of purchased companies, net                             11,560,694          11,847,358
                                                         -----------         -----------

                                                         $33,884,298         $49,372,802
                                                         ===========         ===========

                         AMERICAN HEALTHCORP, INC.

                        CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           May 31,            August 31,
                                                            1998                1997
                                                         -----------         -----------
Current liabilities:
  Accounts payable                                       $ 1,004,920         $   785,674
  Accrued salaries and benefits                            1,525,256           1,457,139
  Accrued liabilities                                      1,253,665           1,240,660
  Unearned contract fees                                   1,610,599           2,251,176
  Income taxes payable                                       437,606             885,950
  Current portion of other long-term liabilities             412,656             125,000
                                                         -----------         -----------
    Total current liabilities                              6,244,702           6,745,599
                                                         -----------         -----------

Other long-term liabilities                                2,356,861           2,186,481
                                                         -----------         -----------

Stockholders' equity
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,096,089 and 8,051,559
      shares outstanding                                       8,096               8,052
  Additional paid-in capital                              23,993,251          18,142,278
  Retained earnings                                        1,281,388          22,290,392
                                                         -----------         -----------
    Total stockholders' equity                            25,282,735          40,440,722
                                                         -----------         -----------

                                                         $33,884,298         $49,372,802
                                                         ===========         ===========

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                Three Months Ended            Nine Months Ended
                                                      May 31,                       May 31,
                                             ------------------------    ----------------------------
                                                1998          1997            1998            1997
                                             ----------   -----------    ------------    ------------

Revenues                                     $9,470,527   $ 7,246,162    $ 25,670,256    $ 22,578,382
                                             ----------   -----------    ------------    ------------
Expenses
  Salaries and benefits                       6,257,112     5,399,511      17,877,387      16,154,469
  Other operating expenses                    2,867,164     2,126,648       7,249,717       6,249,424
  Depreciation and amortization                 295,870       331,290         920,846       1,006,769

  Interest                                           --         3,455             113           5,513

  Spin-off stock option adjustment                   --            --       5,770,000              --
                                             ----------   -----------    ------------    ------------
    Total expenses                            9,420,146     7,860,904      31,818,063      23,416,175
                                             ----------   -----------    ------------    ------------

Income (loss) before income taxes
  and discontinued operations                    50,381      (614,742)     (6,147,807)       (837,793)
  Income tax expense (benefit)                   48,000      (203,000)     (2,230,000)       (203,000)
                                             ----------   -----------    ------------    ------------


Income (loss) from continuing operations          2,381      (411,742)     (3,917,807)       (634,793)


  Income (loss) from discontinued
    operations, net of income taxes                  --    (1,023,498)         56,483        (531,634)
                                             ----------   -----------    ------------    ------------


Net income (loss)                            $    2,381   $(1,435,240)    $(3,861,324)    $(1,166,427)
                                             ==========   ===========    ============    ============



Basic and diluted income (loss) per share:
  From continuing operations                 $      0.0   $     (0.05)   $      (0.49)   $      (0.08)
  From discontinued operations                       --         (0.13)           0.01           (0.07)
                                             ----------   -----------    ------------    ------------
                                             $      0.0   $     (0.18)   $      (0.48)   $      (0.15)
                                             ==========   ===========    ============    ============


Weighted average common shares
  and equivalents:
  Basic                                       8,089,595     8,032,095       8,072,948       8,016,482
  Diluted                                     8,736,825     8,032,095       8,072,948       8,016,482

                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED MAY 31, 1998


                                          Additional
                              Common       Paid-in         Retained
                               Stock       Capital         Earnings         Total
                              -------    ------------    ------------    ------------
Balance, August 31, 1997      $ 8,052    $ 18,142,278    $ 22,290,392    $ 40,440,722

  Exercise of stock options        61         237,463              --         237,524



  Repurchase of stock             (17)       (156,490)             --        (156,507)



  Spin-off stock
    option adjustment              --       5,770,000              --       5,770,000

  Distribution of

   AmSurg stock                    --              --     (17,147,680)    (17,147,680)



  Net loss                         --              --      (3,861,324)     (3,861,324)
                              -------    ------------    ------------    ------------

Balance, May 31, 1998         $ 8,096    $ 23,993,251    $  1,281,388    $ 25,282,735
                              =======    ============    ============    ============

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                                 May 31,
                                                                     ------------------------------
                                                                         1998              1997
                                                                     ------------      ------------
Cash flows from operating activities:
  Net loss                                                           $ (3,861,324)     $ (1,166,427)
    Income (loss) from discontinued operations                             56,483          (531,634)
                                                                     ------------      ------------
  Net loss from continuing operations                                  (3,917,807)         (634,793)
    Income tax benefit                                                 (2,230,000)         (203,000)
                                                                     ------------      ------------
  Loss before income taxes                                             (6,147,807)         (837,793)
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                                        920,846         1,006,769
     Spin-off stock option adjustment                                   5,770,000                --
     Decrease (increase) in working capital items                        (600,599)          984,326
     Other noncash transactions                                           508,609           241,266
                                                                     ------------      ------------
                                                                          451,049         1,394,568
  Income taxes (net paid)                                                (554,625)          (45,638)
  Increase in other assets                                                (62,825)         (150,019)
  Payments on other long-term liabilities                                 (32,435)         (274,363)
                                                                     ------------      ------------
      Net cash flows provided by (used in) operating activities          (198,836)          924,548
                                                                     ------------      ------------

Cash flows from investing activities:
  Acquisition of property and equipment                                (1,360,670)       (1,095,573)
  Investment in discontinued operations including spin-off costs         (496,411)         (932,182)
                                                                     ------------      ------------
      Net cash flows used in investing activities                      (1,857,081)       (2,027,755)
                                                                     ------------      ------------

Cash flows from financing activities:
  Exercise of stock options                                               168,781           273,718
  Repurchase of stock                                                    (156,507)               --
                                                                     ------------      ------------
      Net cash flows provided by
        financing activities                                               12,274           273,718
                                                                     ------------      ------------

Net decrease in cash and cash equivalents                              (2,043,643)         (829,489)
Cash and cash equivalents, beginning of period                         12,226,821        12,561,703
                                                                     ------------      ------------

Cash and cash equivalents, end of period                             $ 10,183,178      $ 11,732,214
                                                                     ============      ============

                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       INTERIM FINANCIAL REPORTING

                  The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended May 31, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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

3.       EARNINGS PER SHARE

         For the three and nine month periods ended May 31, 1998 and 1997, the Company has reported earnings per share under Financial Accounting Standard No. 128 ("FAS 128") "Earnings per Share". The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding. Calculation of diluted earnings per share for the nine month period ended May 31, 1998 and the three and nine month periods ended May 31, 1997 does not include 647,230 and 217,692, respectively, in common stock equivalents relative to outstanding stock options as their effect would be antidilutive.

4.       STOCK REPURCHASE

         In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time prior to January 1, 2000. As of May 31, 1998 the Company has repurchased 16,956 shares at a cost of $156,507.



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

         The Company's discontinued operations represented AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March of 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution, which is described in more detail in an Information Statement provided to all holders of the Company's common stock during November 1997, was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers and for diabetes healthcare management agreements; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; the ability of DTCA to negotiate favorable fee structures, including per member per month payment terms, with managed care payors; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; DTCA's ability to enroll additional lives under existing per member per month contracts; and DTCA's ability to attract and/or retain and effectively manage the employees required to implement the managed care agreements. The Company undertakes no obligation to update or revise any such forward-looking statements.

                                      DTCA

         The principal sources of revenues for DTCA were its operating contracts for hospital-based diabetes treatment centers. Fee structures under the hospital contracts consist of either fixed management fees, incentive-based fees or a combination thereof. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes inpatients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital.

         The following table presents the number of DTCA contracts in effect and the number of hospital sites where DTCA provided services or was in the process of initiating operations as of May 31, 1998 and 1997. The number of contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA. In addition, DTCA also provides osteoporosis services at four other DTCA diabetes center hospital locations.

                                                         As of May 31,
                                ==============================================================
                                            1998                             1997
                                ==============================================================
                                                  Hospital                         Hospital
                                  Contracts         Sites          Contracts        Sites
                                --------------------------------------------------------------
Hospital contracts/sites               50             54                59             63
Network contracts/sites                 3             12                 2             11
                                --------------------------------------------------------------
Total contracts/sites                  53             66                61             74
                                ==============================================================

The components of changes to the total number of DTCA hospital contracts during the quarters and the nine months ended May 31, 1998 and 1997 are presented below.


                                               For the Three Months Ended May 31,
                                ==============================================================
                                            1998                             1997
                                ==============================================================
                                                  Hospital                         Hospital
                                  Contracts         Sites          Contracts        Sites
                                --------------------------------------------------------------
Total contracts/sites at
beginning of period                    56             72                60            72
New contracts/sites
signed                                  -              -                 2             3
Contracts/sites discontinued           (3)            (6)               (1)           (1)
                                --------------------------------------------------------------
Total contracts/sites                  53             66                61            74
                                ==============================================================




                                               For the Nine Months Ended May 31,
                                ==============================================================
                                            1998                             1997
                                ==============================================================
                                                  Hospital                         Hospital
                                  Contracts         Sites          Contracts        Sites
                                --------------------------------------------------------------
Total contracts/sites at
beginning of period                    58            74                 61            72
New contracts/sites signed              3             4                  4             6
Contracts/sites discontinued           (8)          (12)                (4)           (4)
                                --------------------------------------------------------------
Total contracts/sites                  53            66                 61            74
                                ==============================================================


         During the quarter ended May 31, 1998, one contract was renewed for a DTCA hospital-based diabetes treatment center. During the remainder of fiscal 1998, nine contracts will reach the end of their terms unless renewed or extended. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

         Two of the contracts that will expire during the remainder of fiscal 1998 are with hospitals owned by Columbia/HCA Healthcare Corporation ("Columbia"). During the past two years, the majority of contracts that were up for renewal with Columbia hospitals have been discontinued and during the nine months ended May 31, 1998, three contracts with Columbia hospitals that were subject to renewal during the quarter have been discontinued. The Company is currently in discussion with Columbia to renew or extend the two contracts which expire during the remainder of fiscal 1998; however, the outcome of these discussions cannot be predicted.

         While DTCA's revenues and profits have historically been generated primarily by its operating contracts with hospitals, the Company believes that the substantial portion of its future revenue and profit growth will result from healthcare management contracts with managed care payors for their enrollees with diabetes.

         During June 1996, DTCA entered into disease management agreements with Principal Healthcare, Inc. ("Principal") to provide comprehensive healthcare management services through DTCA's NetCareTM product. The Principal agreements originally encompassed six market sites with an additional HMO contract site being added during the first quarter of fiscal 1997. During the quarter ended May 31, 1998, services were provided to approximately 7,900 individuals with diabetes at these seven HMO sites. The Principal agreements have initial terms of five years and provide that DTCA is at risk for the costs of its program and that Principal is at risk for all of their members' healthcare costs. Under the original Principal agreements, cost savings produced by DTCA's management program are shared according to formulae set forth in the agreements. During the quarter, six of the Principal HMOs where DTCA has a contract were acquired by Coventry Healthcare Corporation. The remaining site was sold to United Healthcare, Inc. on July 1, 1998. DTCA has restructured its agreement at the site sold to United Healthcare to provide for a payment to DTCA that is primarily a per member per month fee structure. Discussions are underway with Coventry that may result in a restructuring of the remaining HMO contract agreements; however, the outcome of these discussions cannot be predicted at this time.

         During June 1996, DTCA also entered into a contract with Health Options, Inc. ("Health Options"), an HMO subsidiary of Blue Cross and Blue Shield of Florida, to provide comprehensive healthcare management services through DTCA's NetCareTM product at a Health Options HMO site. An additional Health Options HMO site was added during the second quarter of fiscal 1997. These original agreements are structured in a similar fashion to the Principal agreements discussed above. DTCA's services are being provided to approximately 3,000 Health Options members at these two sites. During the second quarter of fiscal 1998, DTCA entered into another contract with Health Options for its NetCareTM product at a third HMO site which has approximately 10,000 commercial and Medicare members with diabetes. In contrast to DTCA's two other contracts with Health Options, DTCA is compensated under this contract primarily through a per member per month payment for all members who elect to participate. A portion of this payment is at risk subject to the achievement of specified outcomes measures. This contract began operation on March 1, 1998 and approximately 3,000 members were enrolled as of May 31, 1998.

         During September 1997, DTCA signed an agreement with CIGNA HealthCare ("CIGNA") to provide diabetes disease management services for members at six CIGNA HMO markets that encompass approximately 22,000 members with diabetes. Under the three year agreement, DTCA provides, through a fee-based arrangement, a tailored version of its NetLinkTM telephone-based diabetes management program. These services, which are provided from a telephone service center located in Nashville, Tennessee, are designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients. The services do not encompass comprehensive management of all healthcare services such as that provided under the Principal and Health Options agreements. A portion of the fees paid to DTCA for these services are at risk of repayment unless certain standards of care and cost reduction targets are achieved as measured as of each contract site year-end. As of May 31, 1998, implementation was complete at one of these six markets and it is anticipated that the program will be in operation in the remaining five CIGNA HMO markets by the end of calendar 1998.

         During the third quarter of fiscal 1998, the Company signed a comprehensive diabetes disease management contract with Highmark Blue Cross Blue Shield ("Highmark"). Under the terms of the contract, DTCA will provide its NetCareTM diabetes disease management services to Highmark's managed healthcare plans covering approximately 1.2 million enrollees located in Pittsburgh, Erie and Johnstown, Pennsylvania, and surrounding areas in the western part of the state of Pennsylvania. These plans include approximately 40,000 enrollees with diabetes, who are insured under either commercial or Medicare risk plans. DTCA will be compensated under the three-year contract through a per member per month payment, a portion of which is tied to performance. The contract was effective April 1, 1998 and approximately 30,000 diabetes members were enrolled in the program as of May 31, 1998.

         In early June 1998, DTCA also signed a managed care payor contract with WellPath of Carolina, Inc. This Diabetes NetLinkTM population management contract is scheduled to begin operation September 1, 1998. DTCA will be compensated on a per member per month basis under this contract and initially anticipates approximately 1,700 diabetes lives to be under DTCA management.

         For the quarter ended May 31, 1998, DTCA's managed care payor operations, including the overhead costs related to the managed care operations and the costs associated with marketing efforts to enter into additional disease management contracts, reduced the Company's pretax profitability by approximately $322,000. This compares to a reduction in DTCA's pretax profitability of approximately $1.0 million from managed care payor operations for the immediately preceding fiscal quarter ended February 28, 1998. This improvement resulted primarily from the addition of new managed care contracts during the third quarter of fiscal 1998 which were structured primarily on a per member per month fee basis.

         The Company's growth strategy is primarily to develop new relationships directly with managed care payors and others who are ultimately responsible for the healthcare costs of individuals with diabetes and to further develop its hospital-based diabetes treatment business. Pursuant to its strategy with managed care payors, DTCA is expected to provide management services designed to improve the quality of care for individuals with diabetes while lowering the overall cost of care. DTCA fees under these arrangements with payors may take the form of shared savings of overall diabetes enrollee healthcare costs, capitated payments to DTCA to cover DTCA's services to enrollees but not the responsibility for enrollee healthcare claims or some combination of these arrangements. However, the Company believes that the majority of future managed care disease management contracts that will be signed by DTCA will be similar in the per member per month structure to the latest Health Options contract, the CIGNA contract and the Highmark contract and will not entail the level of initial operating losses the Company has incurred with respect to the Principal and two initial Health Options agreements.

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

         Revenues for the quarter and nine months ended May 31, 1998 increased 31% and 14%, respectively, over the same periods in 1997. The principal sources of the increase in revenues were managed care payor contracts and new hospital contracts offset by reductions in revenues from discontinued hospital contracts and reduced same hospital contract revenues. Increases in managed care payor revenues from the comparable periods resulted primarily from new managed care payor contracts with fees based principally on per member per month payment structures. Revenues for future periods for the managed care contracts will be dependent primarily upon DTCA's ability to generate health care cost savings under its shared cost savings contracts, DTCA's ability to enroll additional lives under its existing per member per month contracts and DTCA's ability to sign and implement additional managed care contracts. Same hospital contract revenues for the quarter and nine months ended May 31, 1998 were 10% less than both the 1997 periods. These same hospital revenue decreases were principally a result of contract rate renegotiations and restructurings. The Company believes that the impact of hospital contract restructurings will negatively impact same hospital revenue comparisons during the remainder of fiscal 1998.

         Salaries and benefits for the quarter and nine months ended May 31, 1998 increased 16% and 11%, respectively, as a result of increased staffing levels associated primarily with managed care payor operations and normal salary increases partially offset by reduced salaries and benefits associated with fewer hospital contracts in operation. Salaries and benefits as a percentage of revenues for the quarter and nine months ended May 31, 1998 were 66% and 70%, respectively, compared with 75% and 72% for the quarter and nine months ended May 31, 1997, respectively. Salaries and benefits as a percentage of revenues for the periods ended May 31, 1998 decreased compared to the same periods in 1997 principally because of increased revenues related to managed care payor operations.

         Other operating expenses for the quarter and nine months ended May 31, 1998 increased 35% and 16%, respectively, principally as a result of additional managed care payor contracts in operation. Other operating expenses as a percentage of revenue increased to 30% for the quarter ended May 31, 1998 from 29% for the same quarter in 1997, and remained at 28% for the nine months ended May 31, 1998 and 1997. Operating expenses as a percentage of revenues increased during the quarter ended May 31, 1998 primarily as a result of additional expenses from new managed care payor contracts.

         The income tax expense for the quarter ended May 31, 1998 was $48,000 compared to a benefit of $203,000 for the same quarter in 1997. This change resulted from improved operating results. The income tax benefit for the nine months ended May 31, 1998 of $2,230,000 was principally the result of recording the tax benefit associated with compensation expense related to the adjustment of stock options in the quarter ended November 30, 1997, as discussed in the following paragraph. The differences between the statutory federal income tax rate of 34% and the Company's effective tax income rates during the periods are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities from continuing operations for the nine months ended May 31, 1998 utilized $198,836 in cash flow. Investing activities during the nine months ended May 31, 1998 used $1.9 million in cash flow which consisted primarily of property and equipment purchases for DTCA of $1.4 million associated principally with DTCA's new managed care contracts and payment of costs associated with the spinoff of AmSurg of $496,411. Financing activities associated with continuing operations for the nine months ended May 31, 1998 provided $12,274 in cash flow in proceeds from the exercise of options to purchase the Company's common stock of $168,781 offset by the Company's repurchase of its stock of $156,507.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $10.2 million at May 31, 1998 will continue to enable the Company to fund DTCA's current working capital needs and capital expenditure needs, including its diabetes disease management efforts.

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

                  Not Applicable.

ITEM 3.           Defaults Upon Senior Securities.

                  Not Applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  Not Applicable.

ITEM 5.           Other Information.

                  The Company must be notified of any proposal intended to be presented for action at the 1999 Annual Meeting of Stockholders by any stockholder of the Company not later that October 18, 1998. The Company may exercise discretionary voting authority with respect to any such proposal if it does not have notice of such matter by that date.

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




                                             AMERICAN HEALTHCORP, INC.
                                                  (Registrant)




Date        July 14, 1998                By       /s/ Henry D. Herr
     ---------------------------            ---------------------------------
                                                      HENRY D. HERR
                                                Executive Vice President
                                               Finance and Administration,
                                              (Principal Financial Officer)





Date         July 14, 1998               By     /s/ David A. Sidlowe
     ----------------------------           ---------------------------------
                                                    DAVID A. SIDLOWE
                                              Vice President and Controller
                                             (Principal Accounting Officer)