Form 10-K
period 1998-08-31
AMERICAN HEALTHCORP INC /DE
filed 1998-11-25
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For The Fiscal Year Ended August 31, 1998
                          Commission File No. 000-19364

                            AMERICAN HEALTHCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        62-1117144
---------------------------------                      ----------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)



One Burton Hills Boulevard, Nashville Tennessee                     37215
-----------------------------------------------                   --------
   (Address of principal executive offices)                       Zip Code


     Registrant's telephone number, including area code:    (615) 665-1122
                                                            --------------

     Securities registered pursuant to Section 12(b) of the Act:   None
                                                                   ----

     Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X  Yes              No
                            -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of November 9, 1998, 8,140,507 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $72,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 15, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

         The continuing operations of American Healthcorp, Inc. (the "Company") primarily consist of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors designed to enhance the quality and lower the cost of treatment of individuals with diabetes.

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

         This Form 10-K contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers and for diabetes healthcare management agreements; DTCA's ability to effect estimated cost savings under certain managed care agreements or to effect such savings within the time frames contemplated by DTCA; the ability of DTCA to negotiate favorable fee structures, including per member per month payment terms, with managed care payors; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed an agreement; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; DTCA's ability to implement its backlog of contracted lives within anticipated time frames contemplated by DTCA; DTCA's ability to attract and/or retain and effectively manage the employees required to implement the agreements; the impact of existing and any future litigation or judicial or administrative proceedings; the Company's ability to acquire or successfully develop capability in chronic disease management other than diabetes; and DTCA's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

SOURCES OF REVENUES - DIABETES SERVICES

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 1998, 1997 and 1996:


-------------------------------------------------------------------------------------------
     Year Ended August 31,                        1998               1997               1996
-------------------------------------------------------------------------------------------
DTCA Hospital Contracts                            60%                91%                95%
DTCA Managed Care Payor Contracts                  39                  7                  2
Other                                               1                  2                  3
                                                 ------------------------------------------
                                                  100%               100%               100%
                                                 ==========================================

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

         DTCA's Diabetes Management System(TM) for hospitals is an integrated system of care for patients with diabetes that includes: (1) physician case management strategies whereby program staff works with physicians to identify objectives for the patient and monitor accomplishment of the objectives during the patient's stay; (2) clinical interventions for patients with diabetes to meet physician needs for their patients with diabetes; (3) an information network service that connects the hospital to DTCA's dedicated nationwide resources; (4) programs for specific activities related to quality improvement, cost reduction and market share increases for patients with diabetes; and (5) programs to monitor the hospital's performance against quality indicators and processes related to diabetes patients. Also available for hospital customers are numerous other services such as (1) outpatient diabetes patient education, teaching and follow-up; (2) programs for diabetes during pregnancy and programs for insulin pump therapy; and (3) policies and procedures to help ensure formal recognition of the diabetes program at the hospital by the American Diabetes Association.

         DTCA's hospital-based centers staffing consists of health professionals who have special expertise and training in diabetes. Depending upon the needs of the individual client hospital, the professional staff may include a diabetes clinical nurse specialist, a registered dietitian, an exercise specialist and a counselor. In addition, DTCA generally provides a program director who is responsible for on-site program management, community relations and hospital and physician relations and a program assistant who is responsible for record-keeping, general administrative functions and providing assistance to the program director and the professional staff. Generally, all of the program staff is directed by DTCA. Other personnel (nursing, ancillary and support staff) are employed and directed by the client hospital.

         The following table sets forth the number and location by state of the hospitals in which the DTCA's diabetes treatment centers in effect as of August 31, 1998 are located and the aggregate number of licensed beds in these hospitals:

                ====================================================
                                      Number of    Client Hospitals'
                State          Client Hospitals    Licensed Beds (1)
                ====================================================
                Florida                       9                2,477
                Utah                          6                  744
                Virginia                      6                1,265
                Georgia                       5                1,551
                Texas                         5                1,916
                Missouri                      4                  931
                Tennessee                     4                1,928
                Alabama                       3                  845
                California                    3                  890
                New Jersey                    3                  990
                North Carolina                3                  556
                Ohio                          3                  943
                Indiana                       2                  807
                Louisiana                     2                  283
                New York                      2                  403
                Pennsylvania                  2                  449
                South Carolina                2                  631
                Wisconsin                     2                  421
                Colorado                      1                  250
                Iowa                          1                  549
                Massachusetts                 1                  344
                Nebraska                      1                  296
                Nevada                        1                  225
                Oklahoma                      1                  445
                                 -----------------------------------
                       TOTAL                 72               20,139
                                 ===================================

(1) Numbers based upon the American Hospital Association's 1997/98 Guide to the Healthcare Field.

         While DTCA's revenues historically have been generated primarily by its operating contracts with hospitals, DTCA has also developed and is continuing to refine products which are designed to assist managed care payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors. Implementation of DTCA's first management contracts with managed care payors occurred in fiscal 1996. These diabetes population management products enable DTCA to manage the total healthcare needs and/or the specific diabetes care needs of populations of individuals with diabetes. DTCA believes that its intensive diabetes education, patient support and treatment regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care is delivered at the lowest cost and that ultimately such intensive diabetes education, support and treatment efforts will reduce or prevent the devastating and costly complications of diabetes.

         Pursuant to DTCA's diabetes population management contracts, DTCA provides a core group of diabetes clinical and support staff that are responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers. Services provided under contracts for DTCA's Diabetes NetCare(TM) product comprise its most comprehensive product offering and includes DTCA professional staff on-site at the HMO location to assist in the delivery of this service. Services provided under DTCA's Diabetes NetLink(TM) product are provided telephonically and via mail by a team of diabetes treatment and support staff from a telephone center located in Nashville, Tennessee, and are designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients and to support the case management activities of the HMO.

         Diabetes population management contracts require a sophisticated management information system to enable DTCA to manage the care of large diabetes patient populations and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets DTCA's information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its managed care contract customers.

         During fiscal 1997, DTCA's managed care operations reduced the Company's pretax profitability by approximately $6.1 million. This negative impact resulted primarily from initial operating losses for the new managed care payor contracts signed by DTCA at the end of fiscal 1996 and during fiscal 1997 together with the overhead costs related to these contracts and from the costs associated with marketing efforts to enter into additional disease management contracts. While DTCA's managed care operations for all of fiscal 1998 reduced the Company's pretax profitability by approximately $2.0 million, these operations began contributing to overall DTCA profitability during the fourth quarter of fiscal 1998. The Company anticipates that its managed care operations will contribute to DTCA's profitability during fiscal 1999.

         As of August 31, 1998, DTCA had contracts with eight managed care payors to provide diabetes population disease management services to 17 HMO markets throughout the United States.

         DTCA also operates through Arthritis and Osteoporosis Care Center, Inc. ("AOCC"), a wholly-owned subsidiary of the Company, two arthritis and osteoporosis treatment centers in Nashville, Tennessee and Toledo, Ohio. These centers are designed as comprehensive treatment centers providing the resources to meet all of the needs of individuals with arthritis and osteoporosis in one location. In addition, DTCA also has contracted with five of its diabetes treatment center hospitals to provide osteoporosis treatment expertise as a supplement to its diabetes treatment services. Revenues and profits from osteoporosis services were not material to the Company's operations during fiscal 1998.

DTCA'S  BUSINESS STRATEGY

         DTCA's hospital-based diabetes treatment center business had 57 contracts in effect in 24 states at August 31, 1998. The following table presents the number of contracts in effect during the past five fiscal years:


======================================================================================
          Year Ended August 31,       1998       1997       1996       1995       1994
======================================================================================
Contracts in effect at beginning
of period                               58         61         69         69         70
Contracts signed                         9          6          5          9         11
Contracts discontinued                 (10)        (9)       (13)        (9)       (12)
                                    --------------------------------------------------
Contracts in effect at end of
period                                  57         58         61         69         69
                                    ==================================================
Hospital sites where services
are delivered                           72         74         72         74         71
                                    ==================================================

         The Company's strategy is primarily to develop additional relationships with managed care payors responsible for the healthcare costs of individuals with diabetes and to further develop and expand its hospital-based diabetes treatment center business. In addition, the Company has begun evaluating opportunities to develop or acquire capabilities in chronic disease management areas other than diabetes. The Company believes that the healthcare payor market is recognizing the potential cost savings and improved outcome benefits of chronic disease management programs, including diabetes population management services. The Company also believes that its position as the leading provider of diabetes treatment services to hospitals and physicians, as well as the positive clinical and financial results it has produced at its initial managed care contracts, will be an advantage in comparison with potential competitors and with payors who are considering developing and providing such services themselves but who have no actual large-scale diabetes population disease management experience.

         At August 31, 1998, DTCA had contracts with eight payors to provide diabetes population management services to 17 HMO markets. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(TM) and its Diabetes NetLink(TM) products as of August 31, 1998, 1997 and 1996 is presented on the following table.


=======================================================================================
At August 31,                                   1998               1997            1996
=======================================================================================
Covered lives under management:
   NetCare(TM) contracts                        52,390            11,404            100
   NetLink(TM) contracts                         4,902                --             --
                                         ----------------------------------------------
Total covered lives under management            57,292            11,404            100
                                         ==============================================

         In addition, covered lives at August 31, 1998 excludes 2,000 NetCare(TM) contract lives and 33,000 NetLink(TM) contract lives under existing contracts that are scheduled for implementation subsequent to August 31, 1998.

DTCA'S OPERATIONAL RELATIONSHIP WITH CLIENTS

         In DTCA's typical hospital relationship, the Company is retained to be the service-line manager for the client hospital's diabetes treatment services. Although DTCA interacts with and provides services to patients located throughout the entire hospital, a dedicated area or a medical/surgical unit of the hospital is sometimes reserved for the diabetes treatment center.

         In its effort to increase the client hospital's market share of diabetes patients, DTCA has developed expertise in community relations to make patients, physicians and payors aware of the services offered by the diabetes treatment centers. These efforts are designed to increase the visibility of the client hospital within its community and to attract additional diabetes patients who otherwise would have utilized other hospitals and providers in the area to the client hospital and its medical staff.

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

         Pursuant to DTCA's diabetes population management contracts, DTCA provides a core group of diabetes clinical and support staff that are responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers. Services provided under contracts for DTCA's Diabetes NetCare(TM) product comprise its most comprehensive product offering and includes DTCA professional staff on-site at the HMO location to assist in the delivery of this service. Services provided under DTCA's Diabetes NetLink(TM) product are provided telephonically and via mail by a team of diabetes treatment and support staff from a telephone center located in Nashville, Tennessee, and are designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients and to support the case management activities of the HMO.

DTCA'S CONTRACTUAL RELATIONSHIP WITH CLIENTS

         DTCA has a variety of contractual relationships with its client hospitals. Fee structures under the hospital contracts consist of either fixed management fees, incentive-based fees or a combination thereof. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes patients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital. The terms of these hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company's revenues and profitability.

         The Company's managed care contracts for diabetes population management services that were entered into during fiscal 1996 and fiscal 1997 were "shared savings" Diabetes NetCare(TM) contracts with initial terms of five years. Health care cost savings resulting from the Company's programs at these HMO sites were shared with the HMO according to ratios set forth in the respective contracts. Under these arrangements, DTCA was at risk for the costs of operating its program and the HMOs were at risk for 100% of their members' healthcare costs. Because of expected ramp-up periods to generate cost savings and the normal time lag associated with claims information necessary to evaluate cost savings, DTCA's profitability was negatively affected during the first 12 to 18 months of operation at each site. During fiscal 1998 all new Diabetes NetCare(TM) and Diabetes NetLink(TM) contracts signed with managed care payors were based on per member per month payments to DTCA for the HMO's enrollees who have diabetes and participate in DTCA's programs. In most of these contracts, individuals with diabetes in these plans are automatically enrolled in DTCA's program but are permitted to decline to participate. Historically, less than 2% decline to participate. These contracts were generally for terms of three years with provisions for subsequent renewal and typically provided that between 15% and 30% of the per member per month fee is at risk subject to DTCA's performance against clinical and financial cost savings criteria. The structures of the managed care contracts signed during fiscal 1998 significantly reduced or eliminated the start-up losses that have been experienced under the managed care contracts signed during fiscal 1996 and 1997.

         In addition, during fiscal 1998 all managed care contracts signed during fiscal 1996 and 1997 were converted to per member per month structures similar to those signed in fiscal 1998 or were terminated as part of a mutual agreement reached with Coventry Healthcare to discontinue six Diabetes NetCare(TM) site operations at Principal Healthcare HMOs acquired by Coventry Healthcare during fiscal 1998. Consequently, as of August 31, 1998, DTCA does not have any "shared savings" contracts with managed care payors for its diabetes population management products.

         As of the end of fiscal 1998, DTCA had diabetes population management contracts with Health Options, Inc. (an HMO subsidiary of Blue Cross and Blue Shield of Florida), an HMO subsidiary of United Healthcare, CIGNA Healthcare, Highmark, Inc. (Blue Cross and Blue Shield of Western Pennsylvania), Wellpoint of the Carolinas, John Deere Healthcare and two employee benefit trusts.

         The Company anticipates that additional disease management contracts that the Company may sign with managed care payors may take one of several forms, including some form of shared savings of overall diabetes enrollee healthcare costs, per diabetes member per month payments to DTCA to cover DTCA's services to enrollees but not the responsibility for enrollee healthcare claims, or some combination of these arrangements. However, the Company believes that the majority of future managed care population management contracts that will be signed by DTCA will not entail significant initial operating losses.

         DTCA currently has seven operating contracts covering services at 13 hospitals that are owned by Columbia/HCA Healthcare Corporation ("Columbia"). The revenues from the Columbia contracts were approximately 11%, 25% and 28% of the Company's total revenues for fiscal years ended August 31, 1998, 1997 and 1996, respectively. The Company believes that the majority of these seven contracts with Columbia hospitals will be discontinued over the next two years. During fiscal 1999, five DTCA contracts with Columbia hospitals will reach the end of their terms unless renewed.

         During year ended August 31, 1998, approximately 32% of the Company's revenues were derived from DTCA contracts with two managed care payors. One of these payors was Coventry Healthcare which accounted for 20% of the Company's revenues for fiscal 1998, 9% ($3.6 million) of which resulted from the settlement and termination of the managed care agreements with Coventry Healthcare which provided for diabetes population management services to approximately 6,000 covered lives.

DTCA'S OPERATING CONTRACT RENEWALS

         As a service provider, DTCA's hospital treatment center revenues are dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company's revenues and profitability. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, a hospital's need to reduce the hospital's operating costs including the short-term reduction of costs associated with elimination of DTCA's program or the contract's performance.

         During fiscal 1998, 14 hospital contracts were renewed. Several of these renewals included contract rate reductions which DTCA has traditionally undertaken to maintain favorable long-term contractual relationships. The Company anticipates that downward pressures on hospital costs will result in a continuation of contract rate reductions. During fiscal 1999, 21 contracts, including five contracts with Columbia hospitals, will reach the end of their terms unless renewed.

         Also during fiscal 1998, ten hospital contracts were discontinued; three of these discontinued contracts were with hospitals owned by Columbia. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts.

         Diabetes population management revenues are generated under DTCA's contracts with managed care payors. These contracts have terms that are generally three to five years with provisions for renewal. None of these contracts, other than a contract with Bristol-Myers Squibb Co., have reached the end of their term and therefore the Company does not have any experience with the renewals of these contracts. The contract with Bristol-Myers Squibb Co. to provide diabetes management services for a limited group of their employees was a pilot project and terminated at the end of its two year term in February 1998. During fiscal 1998, DTCA renegotiated the payment terms of three of its managed care contracts to per member per month structures and has terminated six contracts as part of a mutual agreement with Coventry Healthcare prior to the expiration of their terms.

DTCA'S PHYSICIAN RELATIONSHIPS

         At several of its hospital contracts, DTCA contracts with leading physicians in that community who specialize in the treatment of diabetes to serve as medical directors or associate medical directors of the diabetes hospital-based treatment center. These physicians, who are independent contractors with DTCA or, in certain circumstances, with the client hospital, remain in private practice and are responsible for billing and collecting for their personal professional services. In addition, these physicians receive a fixed annual stipend under their contracts for providing specific services to the diabetes treatment center in the areas of medical supervision, liaison with the hospital's medical staff, quality control and staff and patient education. These contracts generally have terms of one year with renewal options and generally cannot be extended beyond the terms of the related hospital contract.

         DTCA also targets physicians in the market area of the hospital center in its awareness efforts. Members of the center staff are assigned to work with physicians who have diabetes patients in the hospital and to serve as case manager for those patients, thus helping to assure that the physicians' treatment objectives are met.

         DTCA's managed care operations have no contractual relationships with physicians for the delivery of patient care services. The Company's diabetes population management programs serve as a resource to the managed care plan's network physicians in the delivery of care to enrollees with diabetes. At DTCA's Diabetes NetCare(TM) locations, DTCA typically contracts at an hourly rate with one or more physicians in the HMO's local provider network to provide DTCA with medical supervision in the delivery of its program and also to assist DTCA in its relationship with other physicians and provider members of the HMO's provider network.

DTCA'S COMPETITION

         The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. DTCA's principal competition for its hospital treatment center business is from hospitals that have basic programs for treating patients with diabetes. Generally, hospitals have not committed the time, personnel or financial resources necessary to establish and maintain comprehensive diabetes treatment services comparable to the services offered by DTCA's diabetes treatment centers. The Company is also aware that other companies including major pharmaceutical companies, healthcare providers and organizations that provide services to managed care organizations, which may have greater financial, research, staff, and marketing resources than the Company, are marketing diabetes disease management services to managed care payors or have announced an intention to offer such services. While the Company believes it has significant advantages over its competitors because of the comprehensive clinical nature of its product offerings, its established reputation in the provision of diabetes care through its network of hospital centers and the financial and clinical outcomes from its managed care programs, there can be no assurance that the Company can compete effectively with these companies.

DTCA'S GOVERNMENTAL REGULATION

         While DTCA itself is not directly subject to many of the governmental and regulatory requirements affecting healthcare delivery, its client hospitals must comply with a variety of regulations including the licensing requirements of federal, state and local health agencies, state mandated rate control initiatives and the requirements of municipal buildings codes, health codes and local fire departments. Certain professional healthcare employees of DTCA, such as nurses, are subject to individual licensing requirements.

         DTCA is indirectly affected by changes in the laws governing hospital reimbursement under governmental programs such as Medicare. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce the overall federal budget deficit. Recent federal legislation will significantly limit the rate of increase in Medicare and Medicaid reimbursement rates. These funding limitations could negatively impact hospital revenues and operations. There can be no assurance that these changes or future legislative initiatives or government regulation would not adversely affect DTCA's operations or reduce the demand for its services.

         Various federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The "fraud and abuse" provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by Federal Health Care Programs (which includes Medicare, Medicaid, Champus and other federally funded health programs). While the Company believes that its business arrangements with its client hospitals and medical directors are in compliance with these statutes, these fraud and abuse provisions are broadly written and the full extent of their application is not yet known. The Company is therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit is now in the discovery stage.

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

EMPLOYEES

         As of August 31, 1998, the Company had 400 full-time employees and 127 part-time employees in the following general classifications: 207 nurses; 93 other healthcare professionals, including counselors, dietitians and exercise therapists; 138 center and managed care site management and administrative personnel; and 89 operations support and Company management personnel. The Company's employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in Nashville, Tennessee and contains approximately 39,000 square feet of office space, which the Company leases pursuant to an agreement which expires in December 1999. The Company subleases to AmSurg approximately 15,000 square feet of its corporate headquarters pursuant to a sublease which also expires December 1999. DTCA also has eight office space leases associated with its current managed care contract services including its Diabetes NetLink(TM) call center location for an aggregate of approximately 38,000 square feet of space for terms of two to five years. All of the Company's diabetes and arthritis and osteoporosis treatment centers are located in hospital-based units for which the Company pays no rent.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the OIG of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the

Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit is now in the discovery stage.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of August 31, 1998. Executive officers of the Company serve at the pleasure of the Board of Directors.


     Employee                     Age                                Position
---------------------------    -----------         ------------------------------------------------
Thomas G. Cigarran                 56              Chairman of the Board and Chief Executive
                                                   Officer since 1988, President and Director since
                                                   1981.  Chairman of the Board of AmSurg since
                                                   1992.  President and Chief Executive Officer of
                                                   AmSurg from 1992 to 1997.

Henry D. Herr                      52              Executive Vice President-Finance and
                                                   Administration since 1986, Chief Financial
                                                   Officer since 1981,  Secretary and Director since
                                                   1988.  Director of AmSurg since 1992.  Vice
                                                   President and Secretary of AmSurg from 1992 to
                                                   1997.

Robert E. Stone                    52              Vice President since 1981, Executive Vice
                                                   President of DTCA since 1989.

David A. Sidlowe                   48              Vice President since 1984, Controller since
                                                   1982.

James A. Deal                      48              Executive Vice President since 1991, Vice
                                                   President from 1982 to 1990, President of DTCA
                                                   since 1985.  Director of AmSurg since 1992.
                                                   Mr. Deal resigned from the Company effective
                                                   August 31, 1998.

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


                                                       Common Stock
                                                          Prices
                                               ============================
                                                   High              Low
                                               ----------------------------
          Year Ended August 31, 1998
             First Quarter                      $   14.13         $   10.63
             Second Quarter                          8.63              6.25
             Third Quarter                          11.13              8.13
             Fourth Quarter                         11.38              8.00
          Year Ended August 31, 1997
             First Quarter                          11.88              8.38
             Second Quarter                         14.13              9.88
             Third Quarter                          13.88             10.00
             Fourth Quarter                         11.75              9.88

(b)  Holders

         At November 9, 1998 there were approximately 3,400 holders of the Company's Common Stock, including 122 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

For the Twelve Months Ended and At August 31,
(In thousands except per share data)

                                                          ===================================================================
                                                             1998          1997          1996          1995          1994
                                                          ===================================================================
OPERATING DATA:
  Revenues                                                   $41,167       $30,537       $31,403       $36,583       $41,144
                                                          -------------------------------------------------------------------
  Expenses:
   Salaries and benefits                                      26,473        21,437        19,866        18,878        18,699
   Other operating expenses                                   11,084         8,702         7,254        10,865        12,271
   Depreciation and amortization                               1,308         1,342         1,273         1,339         1,293
   Interest                                                        1             6             5             7             6
   Spin-off stock option adjustment                            5,770             -             -             -             -
                                                          -------------------------------------------------------------------
     Total expenses                                          $44,636       $31,487       $28,398       $31,089       $32,269
                                                          -------------------------------------------------------------------
  Income (loss) before income taxes
      and discontinued operations                             (3,469)         (950)        3,005         5,494         8,875
    Income tax expense (benefit)                              (1,148)         (207)          544         2,252         3,586
                                                          -------------------------------------------------------------------
  Income (loss) from continuing operations                    (2,321)         (743)        2,461         3,242         5,289
    Discontinued operations                                       57          (940)          799           674            38
                                                          -------------------------------------------------------------------
  Net income (loss)                                          $(2,264)      $(1,683)      $ 3,260       $ 3,916       $ 5,327
                                                          ===================================================================

  Basic income (loss) per share:
    From continuing operations                               $ (0.29)      $ (0.09)      $  0.31       $  0.40       $  0.64
    From discontinued operations                                0.01         (0.12)         0.10          0.08          0.00
                                                          -------------------------------------------------------------------
                                                             $ (0.28)      $ (0.21)      $  0.41       $  0.48       $  0.64
                                                          ===================================================================

  Diluted income (loss) per share:
    From continuing operations                               $ (0.29)      $ (0.09)      $  0.30       $  0.40       $  0.63
    From discontinued operations                                0.01         (0.12)         0.10          0.08          0.00
                                                          -------------------------------------------------------------------
                                                             $ (0.28)      $ (0.21)      $  0.40       $  0.48       $  0.63
                                                          ===================================================================

  Weighted average common shares and equivalents:
    Basic                                                      8,081         8,022         7,980         8,121         8,259
    Diluted                                                    8,081         8,022         8,161         8,211         8,461

BALANCE SHEET DATA:
  Cash and cash equivalents                                  $13,244       $12,227       $12,562       $11,076       $ 9,909
  Working capital                                             10,859        11,564        13,324        11,089        11,972
  Net assets of discontinued operations                            -        16,407        16,361        14,695        11,475
  Total assets                                                36,857        49,373        48,943        45,873        43,354
  Long-term debt and other long-term liabilities               2,446         2,186         2,657         2,156         2,138
  Stockholders' equity                                        26,606        40,441        41,611        38,299        36,460

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The continuing operations of American Healthcorp, Inc. (the "Company") primarily consist of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors designed to enhance the quality and lower the cost of treatment of individuals with diabetes.

         The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March of 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:
DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers and for managed care diabetes population management services; DTCA's ability to effect estimated cost savings and clinical outcome improvements under managed care contracts or to effect such savings within the time frames contemplated by DTCA; the ability of DTCA to negotiate favorable fee structures, including per member per month payment terms, with managed care payors; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed a diabetes population management contract; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; DTCA's ability to implement its backlog of contracted lives within anticipated time frames contemplated by DTCA; DTCA's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and managed care organizations; the impact of existing and any future litigation or judicial or administrative proceedings; the Company's ability to acquire or successfully develop capability in chronic disease management other than diabetes; and DTCA's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 1998, 1997 and 1996:


===================================================================================
              Year Ended August 31,           1998            1997            1996
===================================================================================
DTCA Hospital Contracts                         60%             91%             95%
DTCA Managed Care Payor Contracts               39               7               2
Other                                            1               2               3
                                             --------------------------------------
                                               100%            100%            100%
                                             ======================================

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

         The following table presents the number of DTCA hospital contracts in effect and the number of hospital sites where DTCA services were provided under the terms of these contracts or was in the process of initiating operations as of the end of fiscal years 1998, 1997 and 1996. The number of hospital contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                                             As of August 31,
                                                    =================================
                                                    1998          1997          1996
                                                    =================================
Hospital contracts                                    57            58            61
Hospital sites where services are provided            72            74            72

The components of changes to the total number of DTCA hospital contracts and hospital sites under these contracts for fiscal years 1998, 1997 and 1996 are presented below.

                                                                    Year ended August 31,
                                 ========================================================================================
                                             1998                           1997                           1996
                                 ========================================================================================
                                  Hospital                        Hospital                        Hospital
                                  Contracts        Sites          Contracts        Sites          Contracts        Sites
                                 ----------------------------------------------------------------------------------------
Total contracts/sites at
  beginning of period                58              74              61              72              69              74

New contracts/sites
  signed                              9              12               6              11               6              11

Contracts/sites
  discontinued                      (10)            (14)             (9)             (9)            (13)            (13)

Conversion of stand
  alone contract to
  multiple site contract             --              --              --              --              (1)             --
                                 ----------------------------------------------------------------------------------------
Total contracts/sites at
  end of period                      57              72              58              74              61              72
                                 ========================================================================================

         During fiscal 1998 and 1997, 14 and 20 contracts, respectively, were renewed for DTCA hospital-based diabetes treatment centers. During fiscal 1999, there will be 21 hospital contracts which will reach the end of their terms unless renewed. The Company periodically renegotiates existing DTCA hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

         During fiscal 1998, ten DTCA hospital contracts were discontinued and during fiscal 1997 nine DTCA hospital contracts were discontinued. During fiscal 1998 and 1997, three DTCA contracts and eight DTCA contracts, respectively, that were discontinued were with hospitals owned by Columbia/HCA Healthcare Corporation ("Columbia"). While DTCA did renew one contract in fiscal 1998 and three contracts in fiscal 1997 with Columbia hospitals, it believes that the majority of its seven contracts with Columbia, as of August 31, 1998, will be discontinued over the next two years. During fiscal 1999, five DTCA contracts with Columbia hospitals will reach the end of their terms unless renewed.

         While DTCA's revenues historically have been generated primarily by its operating contracts with hospitals, DTCA has also developed and is continuing to refine products which are designed to assist managed care payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors. Implementation of DTCA's first management contracts with managed care payors occurred in fiscal 1996. These diabetes population management products enable DTCA to manage the total healthcare needs and/or the specific diabetes care needs of populations of individuals with diabetes. DTCA believes that its intensive diabetes education, patient support and treatment regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care is delivered at the lowest cost and that ultimately such intensive diabetes education, support and treatment efforts will reduce or prevent the devastating and costly complications of diabetes.

         Pursuant to DTCA's diabetes population management contracts, DTCA provides a core group of diabetes clinical and support staff that are responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers. Services provided under contracts for DTCA's Diabetes NetCare(TM) product comprise its most comprehensive product offering and includes DTCA professional staff on-site at the HMO location to assist in the delivery of this service. Services provided under DTCA's Diabetes NetLink(TM) product are provided telephonically and via mail by a team of diabetes treatment and support staff from a telephone center located in Nashville, Tennessee, and are designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients and to support the case management activities of the HMO.

         Diabetes population management contracts require a sophisticated management information system to enable DTCA to manage the care of large diabetes patient populations and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets DTCA's information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its managed care contract customers.

         As of August 31, 1998, DTCA had contracts with eight managed care payors to provide diabetes population disease management services to 17 HMO markets. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(TM) and its Diabetes NetLink(TM) products as of August 31, 1998, 1997 and 1996 is presented on the following table.

========================================================================================
At August 31,                                     1998              1997           1996
========================================================================================
Covered lives under management:
   NetCare(TM) contracts                        52,390            11,404            100
   NetLink(TM) contracts                         4,902                --             --
                                              ------------------------------------------
Total covered lives under management            57,292            11,404            100
                                              ==========================================

         In addition, covered lives at August 31, 1998 excludes 2,000 NetCare(TM) contract lives and 33,000 NetLink(TM) contract lives under existing contracts that are scheduled for implementation subsequent to August 31, 1998.

         During fiscal 1997, DTCA's managed care operations reduced the Company's pretax profitability by approximately $6.1 million. This negative impact resulted primarily from initial operating losses for the new managed care payor contracts signed by DTCA at the end of fiscal 1996 and during fiscal 1997 together with the overhead costs related to these contracts and from the costs associated with marketing efforts to enter into additional disease management contracts. While DTCA's managed care operations for all of fiscal 1998 reduced the Company's pretax profitability by approximately $2.0 million, this operation began contributing to overall DTCA profitability during the fourth quarter of fiscal 1998. The Company anticipates that its managed care operations will contribute to DTCA's profitability during fiscal 1999.

         The Company's initial managed care contracts for diabetes population management services that were entered into during fiscal 1996 and fiscal 1997 were "shared savings" Diabetes NetCare(TM) contracts with initial terms of five years. Health care cost savings resulting from the Company's programs at these HMO sites were shared with the HMO according to ratios set forth in the respective contracts. Under these arrangements, DTCA was at risk for the costs of operating its program and the HMOs were at risk for 100% of their members' healthcare costs. Because of expected ramp-up periods to generate cost savings and the time lag in calculating cost savings, DTCA's profitability was negatively affected during the first 12 to 18 months of operation at each site. During fiscal 1998 all new Diabetes NetCare(TM) and Diabetes NetLink(TM) contracts signed with managed care payors were based on per member per month payments to DTCA for the HMO's enrollees who have diabetes and participate in DTCA's programs. In most of these contracts, individuals with diabetes in these plans are automatically enrolled in DTCA's program but are permitted to decline to participate. These contracts were generally for terms of three years with provisions for subsequent renewal and typically provided that between 15% and 30% of the per member per month fee is at risk subject to DTCA's performance against clinical and financial cost savings criteria. The structures of the managed care contracts signed during fiscal 1998 significantly reduced or eliminated the start-up losses that have been experienced under the managed care contracts signed during fiscal 1996 and 1997.

         In addition, during fiscal 1998 all managed care contracts signed during fiscal 1996 and 1997 were converted to per member per month structures similar to those signed in fiscal 1998 or were terminated as part of a mutual agreement reached with Coventry Healthcare to discontinue six Diabetes NetCare(TM) site operations at Principal Healthcare HMOs acquired by Coventry Healthcare during fiscal 1998. Consequently, as of August 31, 1998, DTCA does not have any "shared savings" contracts with managed care payors for its diabetes population management products.

         As a result of the mutual agreement to terminate the Coventry Healthcare contracts in July 1998, the Company recorded additional revenue of approximately $3.6 million associated with this settlement and also recorded additional costs of $1.8 million associated with the termination of services at these locations. The resulting pretax profit of approximately $1.8 million from this settlement was recognized during the Company's fourth fiscal quarter of 1998.

            The Company's growth strategy is primarily to develop additional relationships with managed care payors responsible for the healthcare costs of individuals with diabetes and to further develop and expand its hospital-based diabetes treatment center business. In addition, the Company has begun evaluating opportunities to develop or acquire capabilities in chronic disease management areas other than diabetes. The Company believes that the healthcare payor market is recognizing the potential cost-savings and improved outcome benefits of chronic disease management programs, including diabetes population management services. The Company also believes that its position as the leading provider of diabetes treatment services to hospitals and physicians, as well as the positive clinical and financial results it has produced at its initial managed care contracts, will be an advantage in comparison with other potential competitors and with payors who are considering developing and providing such services themselves but who have no actual large-scale diabetes population disease management experience.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit is now in the discovery stage.

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

YEAR 2000 COMPLIANCE PLAN

         Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19." Potential system failures or miscalculations are generally referred to as Year 2000 issues. While the Company's business does not involve the sale of computer services or medical equipment that might be affected by Year 2000 compliance, the Company does make extensive use of information technologies to support its operations.

         In particular, the Company's managed care operations are structured around its electronic medical record capability and various data interchange capabilities with its managed care customers. The underlying electronic medical record system upon which the Company's propriety standards of care are built is licensed from an outside software company.

         The Company has initiated an extensive effort to address Year 2000 compliance and has engaged a major national healthcare consulting company to assist in the development and implementation of this plan. This Year 2000 Project addresses software applications, information technology hardware, other infrastructure and customer and other third party relationships and data exchanges. The structured approach of this Project includes (1) compiling an inventory of affected technology, systems and processes; (2) assessing Year 2000 compliance for critical components of the Company's operations and selection of appropriate remediation efforts where required; (3) remediating, converting or replacing each critical non-compliant component; (4) testing each critical component for compliance; and (5) implementing remediated and tested components. Because the Company is highly dependent, particularly in its managed care operations, on the ability of its customers to provide DTCA with enrollment, claims and other data which is utilized by the Company to provide services under its contracted service agreements, the Year 2000 Project also includes activities related to coordinating and, in some cases, testing compliance of key data exchange systems with the Company's customers.

         As of November 20, 1998, the Company has completed the inventory phase of its Year 2000 Project. In addition, the Company has identified the electronic medical record utilized in its managed care operations as its primary mission-critical component and has recently initiated a planned upgrade of this software capability to a version of the base electronic medical record that the third party provider of this platform represents as Year 2000 compliant. This conversion will position the Company to realize significant operating enhancements for the system in addition to Year 2000 compliance.

         Pursuant to its Year 2000 Project plan, the Company expects to have addressed all of its mission-critical systems and processes for Year 2000 compliance by August 31, 1999. Some non-critical systems may not be addressed until after that date or until after January 2000; however, the Company believes that the potential failure of some or all of these non-critical systems does not pose a material threat to its operations. The Company believes that it will incur up to $500,000 in operating expenditures, which represents approximately 15% to 20% of the Company's information technology operating budget for the fiscal year ending August 31, 1999, to support the Year 2000 Project through completion. This estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation of the Year 2000 Project. Most of these expenditures will be made during the year ended August 31, 1999 and there were no material expenditures related specifically to Year 2000 issues incurred during the year ended August 31, 1998. In addition, the Company expects that there may be limited amounts of equipment and infrastructure capital expenditures that will be accelerated because of Year 2000 compliance issues. However, because the majority of its information technology and infrastructure capital expenditures for its managed care operations have been made within the last two years and primarily have included equipment which the Company believes will prove to be Year 2000 compliant, the Company currently anticipates that accelerated capital expenditures because of Year 2000 issues will be less than $500,000.

         The Company also anticipates that a primary focus of its managed care information technology system development resources throughout fiscal 1999 will be directed toward Year 2000 compliance efforts. The Company also believes that it has the resources and capabilities to support current customer information technology needs and also believes that its ability to add new managed care business and hospital center business will not be negatively impacted by its Year 2000 efforts.

         While the Company believes that it has the resources and the capabilities to adequately address Year 2000 compliance, if the Company's unique proprietary medical record application cannot be made Year 2000 compliant, or if the data exchanges between the Company and its managed care customers cannot be made Year 2000 compliant because of failure of the Company's or a customer's system or a supplier's system on which the Company relies, there can be no assurances that these failures would not have a material adverse effect on the business operations or financial performance of the Company. The Company has not yet established a contingency plan to address any such failures but intends to formulate plans to address unavoided or unavoidable risks and expects to have the contingency plans formulated by August 1999.

RESULTS OF OPERATIONS

         The continuing operations of the Company represents the results of operations of DTCA and the corporate costs of American Healthcorp,Inc. Included in the results from discontinued operations are charges to AmSurg for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximated the Company's cost.

FISCAL 1998 COMPARED TO FISCAL 1997

         The increase in revenues for 1998 from 1997 resulted from improved performance under DTCA's shared savings managed care contracts for diabetes population management services, an increase in the average number of lives enrolled in DTCA's diabetes population management contracts to 24,700 for fiscal 1998 from 8,500 for fiscal 1997 as well as from $3.6 million of revenue in fiscal 1998 resulting from the settlement with Coventry Healthcare terminating diabetes population management contracts at six HMO sites covering approximately 6,000 enrolled lives effective July 31, 1998. These increases in managed care payor contract revenues were offset partially by decreased revenues from hospital treatment center contracts resulting from a 6% decrease in same contract revenues for contracts in operation as of September 1, 1996 and from a decrease in the average number of hospital contracts in operation between the periods from 60 contracts during 1997 to 55 contracts during 1998. The reduction in same contract revenues resulted from hospital contract rate renegotiations and restructurings, which are expected to continue in 1999. The Company anticipates that continued new hospital contract signings and reduced hospital contract terminations will increase the average number of contracts in operation during 1999 compared with 1998. The Company also anticipates that DTCA revenues for 1999 will increase over 1998 revenues primarily as a result of additional lives enrolled under its existing diabetes population management contracts with managed care payors as well as from additional lives from new managed care payor contracts anticipated to be signed during 1999.

         The increase in salaries and benefits for 1998 over 1997 resulted primarily from higher staffing levels associated with increases in the number of lives enrolled in DTCA's managed care payor contracts, from increased employee incentive compensation awards associated with improved operating performance during 1998 and from severance and other employee related costs of approximately $936,000 associated with the termination of the Coventry Healthcare managed care payor contracts. Salaries and benefits as a percentage of revenues decreased to 64% for 1998 from 70% for 1997 primarily as a result of improved revenue performance at its managed care contract operations and as a result of the settlement associated with the Coventry Healthcare contract terminations. The Company anticipates salaries and benefits expense to increase during fiscal 1999 compared with fiscal 1998 primarily as a result of increased staff required for expected increases in the number of lives enrolled under DTCA's managed care contracts.

         The increase in other operating expenses for 1998 over 1997 resulted primarily from higher costs associated with increases in the average number of lives enrolled in DTCA's managed care payor contracts and from other operating expenses of approximately $880,000 associated with the termination of the Coventry Healthcare managed care payor contracts. Other operating expenses as a percentage of revenues decreased to 27% for 1998 from 29% for 1997 primarily as a result of improved revenue performance at DTCA's managed care payor contracts. The Company anticipates other operating expenses will increase during 1999 compared with fiscal 1998 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under DTCA's managed care payor contracts as well as from increased expenses associated with planned improvements in the Company's information technology capabilities including the costs associated with its Year 2000 compliance efforts.

         The decrease in depreciation and amortization expense for 1998 from 1997 resulted from decreased amortization expense associated with its hospital treatment center operations as a result of expensing contract start-up costs as incurred during 1998 in comparison to amortizing these costs over periods of one to three years during prior years. This decrease was offset somewhat by the increased depreciation expense associated with furniture, equipment and computer-related capital expenditures associated with its diabetes population management operations for managed care payors. The Company anticipates depreciation and amortization expense to increase during 1999 compared with fiscal 1998 primarily as a result of increased information technology and other capital expenditures associated with expected increases in the number of covered lives enrolled under DTCA's managed care payor contracts as well as from improvement in the Company's information technology capabilities.

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

         The impact of this adjustment on the Company's financial statements is summarized below:

                                                                   Net Income
                                                                    Increase
                                                                   (Decrease)
                                                                  ===========
         Compensation expense                                     $(5,770,000)
         Estimated deferred income tax benefit                      2,190,000
                                                                  -----------
            Net decrease in net income                            $(3,580,000)
                                                                  ===========


                                                                  Stockholders'
                                                                     Equity
                                                                    Increase
                                                                   (Decrease)
                                                                  ===========
         Increase in paid-in capital                              $ 5,770,000
         Net decrease in net income                                (3,580,000)
                                                                  -----------
            Net increase in stockholders' equity                  $ 2,190,000
                                                                  ===========

         The Company's income tax benefit increased to $1.1 million for 1998 compared to $207,000 for 1997 primarily as a result of the income tax benefit generated in 1998 from the non-recurring stock option expense adjustment associated with the AmSurg Distribution offset partially by improved operating performance in the Company's operating results before consideration of this stock option expense adjustment. The differences between the statutory federal income tax rate of 34% and the Company's effective tax benefit rates during both 1998 and 1997 are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

         The results of operations from discontinued operations for 1998 and for 1997 include the Company's share of AmSurg's net income or loss based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $345,000 during 1998 and $615,000 during 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

         The DTCA revenues decrease for 1997 from 1996 resulted primarily from the impact of DTCA hospital contract rate renegotiations and restructurings and hospital contract terminations, offset somewhat by revenues from new DTCA hospital contracts and by revenues generated during 1997 under the managed care payor contracts for diabetes population management services. Hospital contract rate renegotiations and restructurings were the primary reasons for a 3% decrease in same contract revenues for contracts in operation as of September 1, 1995.

         The increase in overall DTCA salaries and benefits for 1997 over 1996 resulted primarily from higher staffing costs associated with DTCA's managed care contracts for diabetes population management services and from normal salary and benefit increases. Salaries and benefits as a percentage of revenues for 1997 were 70% as compared with 63% for 1996. This increase resulted primarily from the impact of additional salary costs associated with the Company's managed care contract operations which produced limited revenues during 1997.

         The increase in DTCA's other operating expenses for 1997 over 1996 resulted primarily from increased costs associated with the implementation of managed care contracts for diabetes population management services causing other operating expenses as a percentage of revenues for 1997 to increase to 28% compared with 23% for 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities from continuing operations for fiscal 1998 generated $4.8 million in cash flow which included a cash flow benefit of approximately $3.3 million associated with the termination of the Coventry Healthcare contracts. Investing activities during this period used $3.5 million which consisted of $3.0 million used for the acquisition of property and equipment purchases for DTCA primarily associated with its expanding managed care payor operations, and $496,411 in AmSurg Distribution costs paid during the year. Financing activities associated with continuing operations for fiscal 1998 used $337,390 in cash flow which included $686,007 used to repurchase the Company's stock offset partially by $398,917 in proceeds from the exercise of options to purchase the Company's common stock.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $13.2 million at August 31, 1998 will continue to enable the Company to fund DTCA's current working capital needs, including the working capital and capital expenditures associated with its managed care payor operations, the payment of the remaining costs associated with the termination of the Coventry Healthcare contracts, and the costs associated with the Company's Year 2000 compliance efforts. In addition, the Company may also utilize its cash resources to fund repurchases of the Company's common stock; as of August 31, 1998 the Company had repurchased 78,820 shares of stock pursuant to an authorization to purchase up to 400,000 shares as approved by the Company's Board of Directors in January 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             August 31,
                                                                 =================================
                                                                     1998                1997
                                                                 =================================
Current assets:
  Cash and cash equivalents (Note 1b)                             $13,243,571         $12,226,821
  Accounts receivable, net                                          3,623,461           3,469,839
  Other current assets (Note 1c)                                      798,714           1,307,075
  Deferred tax assets (Notes 1g and 3)                                998,000           1,306,000
                                                                 ---------------------------------
    Total current assets                                           18,663,746          18,309,735
                                                                 ---------------------------------
Net assets of discontinued operations (Note 2)                             --          16,407,271
                                                                 ---------------------------------


Property and equipment (Note 1d):
  Leasehold improvements                                              191,950              77,434
  Equipment                                                         5,828,698           3,581,093
                                                                 ---------------------------------
                                                                    6,020,648           3,658,527
  Less accumulated depreciation                                    (2,336,242)         (1,851,087)
                                                                 ---------------------------------
    Net property and equipment                                      3,684,406           1,807,440
                                                                 ---------------------------------

Long-term deferred tax assets (Notes 1g and 3)                      2,753,000             691,000
                                                                 ---------------------------------

Other assets, net (Note 1e)                                           290,513             309,998
                                                                 ---------------------------------
Excess of cost over net assets of purchased
  companies, net (Note 1f)                                         11,465,139          11,847,358
                                                                 ---------------------------------
                                                                  $36,856,804         $49,372,802
                                                                 =================================



See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             August 31,
                                                                 =================================
                                                                     1998                1997
                                                                 =================================
Current liabilities:
  Accounts payable                                                $ 1,015,918         $   785,674
  Accrued salaries and benefits                                     2,985,589           1,457,139
  Accrued liabilities                                               2,163,963           1,240,660
  Unearned contract fees (Note 1h)                                         --           2,251,176
  Income taxes payable (Notes 1g and 3)                             1,054,407             885,950
  Current portion of other long-term liabilities (Note 4)             584,805             125,000
                                                                 ---------------------------------
    Total current liabilities                                       7,804,682           6,745,599
                                                                 ---------------------------------
Other long-term liabilities (Note 4)                                2,446,089           2,186,481
                                                                 ---------------------------------

Commitments and contingencies (Notes 5 and 9)


Stockholders' equity (Notes 6 and 7)
  Preferred stock
    $.001 par value, 5,000,000 shares authorized,
      none outstanding                                                     --                  --
  Common stock
    $.001 par value, 15,000,000 shares authorized,
      8,125,507 and 8,051,559 shares outstanding                        8,125               8,052
  Additional paid-in capital                                       23,719,833          18,142,278
  Retained earnings                                                 2,878,075          22,290,392
                                                                 ---------------------------------
    Total stockholders' equity                                     26,606,033          40,440,722
                                                                 ---------------------------------

                                                                  $36,856,804         $49,372,802
                                                                 =================================




See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Year Ended August 31,
                                                            ========================================================
                                                                 1998                  1997                 1996
                                                            ========================================================

Revenues (Note 1h)                                           $ 41,167,436          $ 30,536,776          $31,403,644
                                                            --------------------------------------------------------
Expenses:
  Salaries and benefits                                        26,472,583            21,437,253           19,866,459
  Other operating expenses                                     11,084,345             8,701,748            7,254,703
  Depreciation and amortization  (Note 1)                       1,308,320             1,341,825            1,272,756
  Interest                                                          1,308                 5,512                5,248
  Spin-off stock option adjustment (Note 7)                     5,770,000                    --                   --
                                                            --------------------------------------------------------
    Total expenses                                             44,636,556            31,486,338           28,399,166
                                                            --------------------------------------------------------

Income (loss) before income taxes and
  discontinued operations                                      (3,469,120)             (949,562)           3,004,478

  Income tax expense (benefit) (Notes 1g and 3)                (1,148,000)             (207,000)             544,000
                                                            --------------------------------------------------------
Income (loss) from continuing operations                       (2,321,120)             (742,562)           2,460,478

  Income (loss) from discontinued operations, net of
    income taxes (Note 2)                                          56,483              (940,471)             799,143
                                                            --------------------------------------------------------
Net income (loss)                                            $ (2,264,637)         $ (1,683,033)         $ 3,259,621
                                                            ========================================================

Basic income (loss) per share (Note 1i):
  From continuing operations                                 $      (0.29)         $      (0.09)         $      0.31
  From discontinued operations                                       0.01                 (0.12)                0.10
                                                            --------------------------------------------------------
                                                             $      (0.28)         $      (0.21)         $      0.41
                                                            ========================================================

Fully diluted income (loss) per share (Note 1i):
  From continuing operations                                 $      (0.29)         $      (0.09)         $      0.30
  From discontinued operations                                       0.01                 (0.12)                0.10
                                                            --------------------------------------------------------
                                                             $      (0.28)         $      (0.21)         $      0.40
                                                            ========================================================
Weighted average common shares and equivalents
  (Note 1i)
    Basic                                                       8,080,942             8,022,257            7,979,853
    Fully diluted                                               8,080,942             8,022,257            8,160,764

See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                              Additional
                                             Preferred         Common           Paid-in           Retained
                                               Stock           Stock            Capital           Earnings              Total
                                          ========================================================================================

Balance, August 31, 1995                   $         --       $ 7,979        $ 17,577,713        $ 20,713,804        $ 38,299,496

  Exercise of stock options (Note 7)                 --            22             179,453                  --             179,475

  Stock repurchase (Note 6)                          --           (15)           (127,488)                 --            (127,503)

  Net income                                         --            --                  --           3,259,621           3,259,621
                                          ----------------------------------------------------------------------------------------
Balance, August 31, 1996                             --         7,986          17,629,678          23,973,425          41,611,089

  Exercise of stock options (Note 7)                 --            66             512,600                  --             512,666

  Net loss                                           --            --                  --          (1,683,033)         (1,683,033)
                                          ----------------------------------------------------------------------------------------
Balance, August 31, 1997                             --         8,052          18,142,278          22,290,392          40,440,722

  Exercise of stock options (Note 7)                 --           152             493,483                  --             493,635

  Stock repurchase (Note 6)                          --           (79)           (685,928)                 --            (686,007)

  Spin-off stock option
      adjustment (Note 7)                            --            --           5,770,000                  --           5,770,000

  Distribution of AmSurg
      stock (Note 2)                                 --            --                  --         (17,147,680)        (17,147,680)

  Net loss                                           --            --                  --          (2,264,637)         (2,264,637)
                                          ----------------------------------------------------------------------------------------
Balance, August 31, 1998                   $         --       $ 8,125        $ 23,719,833        $  2,878,075        $ 26,606,033
                                          ========================================================================================





See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Year Ended August 31,
                                                                              ==================================================
                                                                                    1998              1997              1996
                                                                              ==================================================
Cash flows from operating activities:
  Net income (loss)                                                            $ (2,264,637)     $ (1,683,033)     $  3,259,621
    Income (loss) from discontinued operations (Note 2)                              56,483          (940,471)          799,143
                                                                              --------------------------------------------------
  Net income (loss) from continuing operations                                   (2,321,120)         (742,562)        2,460,478
    Income tax expense (benefit) (Notes 1g and 3)                                (1,148,000)         (207,000)          544,000
                                                                              --------------------------------------------------
  Income (loss) before income taxes                                              (3,469,120)         (949,562)        3,004,478
  Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization (Note 1)                                        1,308,320         1,341,825         1,272,756
    Spin-off stock option adjustment (Note 7)                                     5,770,000                --                --
    Decrease in working capital items                                               785,557         1,877,076           187,498
    Other noncash transactions                                                    1,249,788           150,982           (96,713)
                                                                              --------------------------------------------------
                                                                                  5,644,545         2,420,321         4,368,019
  Income taxes (net paid)                                                          (507,549)            3,673        (1,419,382)
  Additions to other long-term liabilities                                               --                --           583,333
  Increase in other assets                                                         (165,234)         (188,101)         (201,003)
  Payments on other long-term liabilities (Note 4)                                 (129,487)         (715,139)         (394,610)
                                                                              --------------------------------------------------
    Net cash flows provided by operating activities                               4,842,275         1,520,754         2,936,357
                                                                              --------------------------------------------------
Cash flows from investing activities:
  Investment in discontinued operations
    including spin-off costs (Note 2)                                              (496,411)         (976,103)         (831,949)
  Acquisition of property and equipment                                          (2,991,724)       (1,304,235)         (651,676)
                                                                              --------------------------------------------------
    Net cash flows used in investing activities                                  (3,488,135)       (2,280,338)       (1,483,625)
                                                                              --------------------------------------------------
Cash flows from financing activities:
  Stock repurchase (Note 6)                                                        (686,007)               --          (127,503)
  Exercise of stock options (Note 7)                                                348,617           424,702           160,429
                                                                              --------------------------------------------------
    Net cash flows provided by (used in) financing activities                      (337,390)          424,702            32,926
                                                                              --------------------------------------------------
Net increase  (decrease) in cash and cash equivalents                             1,016,750          (334,882)        1,485,658

Cash and cash equivalents, beginning of period                                   12,226,821        12,561,703        11,076,045
                                                                              --------------------------------------------------
Cash and cash equivalents, end of period                                       $ 13,243,571      $ 12,226,821      $ 12,561,703
                                                                              ==================================================



See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                              Year Ended August 31,
                                                                              ==================================================
                                                                                    1998              1997              1996
                                                                              ==================================================
Decrease (increase) in other working capital items excluding income taxes:
    Accounts receivable, net                                                   $   (153,622)     $     51,540      $     80,979
    Other current assets                                                            508,358           172,860           118,243
    Accounts payable                                                                230,244            52,956           (33,190)
    Accrued expenses                                                              2,451,753          (234,789)         (395,201)
    Unearned contract fees                                                       (2,251,176)        1,834,509           416,667
                                                                              --------------------------------------------------
                                                                               $    785,557      $  1,877,076      $    187,498
                                                                              ==================================================


SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Other noncash transactions consist of the following:

     Deferred compensation agreements                                          $    848,900      $    397,956      $    551,775
     Write-off of assets for terminated contracts                                   401,250                --                --
     Unearned contract fees                                                              --          (125,000)         (458,333)
     Liability insurance reserves                                                        --             8,800           (50,000)
     Miscellaneous other                                                               (362)         (130,774)         (140,155)
                                                                              --------------------------------------------------
                                                                               $  1,249,788      $    150,982      $    (96,713)
                                                                              ==================================================







See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The continuing operations of American Healthcorp, Inc. (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. (See Note 2.)

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

      c. Other Current Assets - Other current assets at August 31, 1998 and 1997 are comprised of prepaid expenses, inventories and other receivables.

      d. Property and Equipment - Property and equipment costs include expenditures which increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 7 years for leasehold improvements, 3 to 5 years for computer software and hardware and 5 to 10 years for furniture and other office equipment.

      e. Other Assets - Other assets principally include costs incurred in obtaining DTCA hospital contracts which are being amortized over the lives of the related contracts (generally 2 to 5 years). Total accumulated amortization of other assets at August 31, 1998 and 1997 was $483,476 and $654,145, respectively.

      f. Excess of Cost Over Net Assets of Purchased Companies - The excess costs at August 31, 1998 and 1997 arose from a management buy-out of the Company in August 1988. This excess cost is being amortized over 40 years and has no income tax basis. Accumulated amortization at August 31, 1998 and 1997 was $3,822,192 and $3,439,973, respectively. The Company assesses the impairment of the value of excess of cost over net assets of purchased companies and other long-lived assets in accordance with criteria consistent with the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", primarily using estimated cash flows projected over the useful life of the related assets.

      g. Income Taxes - The Company files a consolidated federal income tax return which includes all of its wholly-owned subsidiaries and computes its income tax provision under Financial Accounting Standard No. 109, "Accounting for Income Taxes".

      h. Revenue Recognition - Revenues under the Company's contracts are calculated based on various performance-based and fixed-fee methodologies and are recognized when the related service has been provided. Performance-based revenues include estimates which are subject to adjustment in subsequent periods. Unearned contract fees reported as a current liability as of August 31, 1997 constituted contractual payments received from managed care payor organizations in excess of performance-based revenues earned.

      During the years ended August 31, 1998, 1997 and 1996, approximately 11%, 25% and 28%, respectively, of the Company's revenues were derived from DTCA contracts with hospitals which had a common parent company. During the year ended August 31, 1998, approximately 32% of the Company's revenues were derived from DTCA contracts with two managed care payors.

      i. Net Income (Loss) Per Share - Net income (loss) per share is reported under Financial Accounting Standard No. 128 ("FAS 128") "Earnings per Share." The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding. The calculation of diluted earnings per share for the years ended August 31, 1998 and 1997 does not include 583,573 and 199,723, respectively, in common stock equivalents relative to outstanding stock options as their effect would be antidilutive.

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

      l. Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130 ("FAS 130") "Reporting Comprehensive Income" and Financial Accounting Standard No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information." Both FAS 130 and FAS 131 become effective for fiscal years beginning after December 15, 1997 and early application is permitted. The Company does not believe that the adoption of FAS 130 and FAS 131 will have any material effect on its financial statements.

      2. AMSURG - DISCONTINUED OPERATIONS

      On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock ("the Distribution"). The Distribution to shareholders of record at November 25, 1997 based on an amended plan of distribution was completed on December 3, 1997. The effect of the Distribution was a reduction in retained earnings of $17,147,680 which represented the Company's net investment in AmSurg.

      The results of operations from discontinued operations for 1998 and for 1997 include the Company's share of AmSurg's net income or loss based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $345,000 during 1998 and $615,000 during 1997.

      Summary operating results of AmSurg are as follows:


======================================================================================================================
Year Ended August 31,                                            1998                  1997                   1996
======================================================================================================================
Revenues                                                      $15,916,989           $50,319,564           $29,205,697
Net income (loss)                                             $   768,439           $  (366,088)          $ 1,285,255


      A reconciliation of AmSurg net income (loss) to the Company's income
(loss) from discontinued operations is as follows:

======================================================================================================================
Year Ended August 31,                                            1998                  1997                   1996
======================================================================================================================
Net income (loss)                                             $ 768,439             $(366,088)            $ 1,285,255
AmSurg minority stockholders' interest                         (367,456)               40,617                (486,112)
Distribution costs incurred by American Healthcorp             (344,500)             (615,000)                     --
                                                          -----------------------------------------------------------
Net income (loss) from discontinued operations                $  56,483             $(940,471)            $   799,143
                                                          ===========================================================



3.    INCOME TAXES

      Income tax expense (benefit) is comprised of the following:


======================================================================================================================
Year Ended August 31,                                            1998                  1997                   1996
======================================================================================================================
Current taxes
   Federal                                                    $   549,000           $ 492,000             $   491,000
   State                                                           57,000             122,000                  66,000
Deferred taxes                                                 (1,754,000)           (821,000)                (13,000)
                                                          -----------------------------------------------------------
           Total                                              $(1,148,000)          $(207,000)            $   544,000
                                                          ===========================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred asset for the fiscal years ended August 31, 1998 and 1997 are as follows:

                                                             ==================================
                                                                 1998                  1997
                                                             ==================================
Deferred tax assets:
   Financial accruals without economic performance            $  655,000            $1,346,000
   Spin-off stock option adjustment                            2,190,000                    --
   Deferred compensation                                       1,132,000               842,000
                                                             ----------------------------------
                                                               3,977,000             2,188,000
                                                             ----------------------------------
Deferred tax liability:
   Tax over book depreciation                                    119,000                76,000
   Tax over book amortization                                    107,000               115,000
                                                             ----------------------------------
                                                                 226,000               191,000
                                                             ----------------------------------
Net deferred tax assets                                       $3,751,000            $1,997,000
                                                             ==================================
Net current deferred tax assets                               $  998,000            $1,306,000
Net long-term deferred tax assets                              2,753,000               691,000
                                                             ----------------------------------
                                                              $3,751,000            $1,997,000
                                                             ==================================

     The Company has not provided a valuation allowance on its deferred tax assets because it believes its realization is more likely than not.

     The difference between income tax expense (benefit) computed using the effective tax rate and the statutory federal income tax rate follows:

======================================================================================================================
Year Ended August 31,                                            1998                  1997                   1996
======================================================================================================================
Statutory federal income tax from continuing
operations                                                    $(1,180,000)          $(323,000)            $ 1,022,000
State income taxes, less Federal income tax benefit              (129,000)              7,000                 152,000
Amortization of excess of cost over net assets of
purchased companies                                               130,000             130,000                 130,000
Internal Revenue Service settlement                                    --                  --                (760,000)
Other                                                              31,000             (21,000)                     --
                                                          -----------------------------------------------------------
         Income tax expense (benefit)                         $(1,148,000)          $(207,000)            $   544,000
                                                          ===========================================================

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

4.   OTHER LONG-TERM LIABILITIES

     The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Prior to September 1, 1990, other key managers of the Company were also eligible to participate in a similar plan. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $2,090,682 and $1,822,012 as of August 31, 1998 and 1997, respectively, net of the current portion of $584,805 and $125,000, respectively. Plan payments required in the five years subsequent to August 31, 1998 for the Company are $584,805, $163,195, $390,721, $82,872 and $217,809.

     Other long-term liabilities at August 31, 1998 and 1997 also include $355,407 and $364,469, respectively, of reserves related to self-insured deductibles under the Company's liability insurance program. The Company's professional and general liability risks above certain levels of per claim and annual aggregate deductibles are insured with major insurance carriers. The Company's policies provide coverage on a claims-made basis. The Company accrues the estimated liability for the retained deductibles on claims and incurred but not reported claims under these policies based on historical loss patterns and management projections.

5.   LEASES

     The Company has operating lease agreements principally for its corporate office space and for certain DTCA managed care payor contract site offices. The corporate office lease extends through 1999 with an option to renew for an additional five year period. The Company subleases to AmSurg approximately 15,000 square feet of its corporate office headquarters pursuant to a sublease which also expires December 1999. The payor office rentals are approximately 2,000 to 14,000 square feet each and have terms of two to five years. Rent expense under lease agreements for the years ended August 31, 1998, 1997 and 1996 was approximately $951,000, $591,000 and $367,000, respectively.

     The future minimum lease commitments, net of sublease income, for each of the next five years following August 31, 1998 for the Company for all non-cancelable operating leases are as follows:


               =================================================
                     Year Ended August 31,
               =================================================
               1999.................................. $1,030,498
               2000..................................    723,178
               2001..................................    445,459
               2002..................................    363,286
               2003..................................    248,911
               -------------------------------------------------
                       Total                          $2,811,332
               =================================================

6.   STOCKHOLDERS' EQUITY

     In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time prior to January 1, 2000. As of August 31, 1998, the Company has repurchased 78,820 shares at a cost of $686,007.

     In December 1994, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enabled the Company to make the repurchases from time to time in the open market prior to December 26, 1996. The Company had repurchased 351,900 shares at a cost of $2,342,051 pursuant to this authorization.

7.   STOCK OPTIONS

     The Company has several stock option plans under which non-qualified options to purchase the Company's common stock have been granted. Options under these plans are normally granted at market value at the time of the grant and normally vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 1998, 345,216 shares were reserved for future option grants.

     As a result of the Company's distribution of its AmSurg common stock (see
Note 2) and pursuant to the terms of the Company's stock option plans, the number of shares issuable pursuant to the Company's outstanding stock options and the exercise price per share were adjusted to maintain the value of the options subsequent to the Distribution at the pre-Distribution level. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share and resulted in an additional 254,000 shares being subject to options. Additionally, all outstanding options as of the date of the Distribution became fully vested. As a result of this adjustment of the stock options, the Company recorded non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the

Distribution. Although this adjustment resulted in no change in the aggregate value of the options, the compensation expense and associated increase in additional paid-in capital were recognized because the adjustment resulted in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options has taken place.

     The impact of this adjustment on the Company's financial statements is summarized below:

                                                                     Net Income
                                                                      Increase
                                                                     (Decrease)
                                                                     ===========
                    Compensation expense                             $(5,770,000)
                    Estimated deferred income tax benefit              2,190,000
                                                                     -----------
                       Net decrease in net income                    $(3,580,000)
                                                                     ===========


                                                                    Stockholders'
                                                                        Equity
                                                                       Increase
                                                                      (Decrease)
                                                                     ===========
                    Increase in paid-in capital                      $ 5,770,000
                    Net decrease in net income                        (3,580,000)
                                                                     -----------
                       Net increase in stockholders' equity          $ 2,190,000
                                                                     ===========

     Stock option activity for the three years ended August 31, 1998 is summarized below:

                                                        Number of              Option Price
                                                          Shares                Per Share
                                                       ==========             ==============
Outstanding at August 31, 1995                            927,276             $.001 - $21.43
     Options granted                                      319,325             $6.44 - $12.60
     Options exercised                                    (17,555)            $2.78 - $11.42
     Options terminated                                   (55,743)            $5.93 - $11.42
                                                       ----------
Outstanding at August 31, 1996                          1,173,303             $.001 - $21.43
     Options granted                                      123,275             $9.38 - $12.83
     Options exercised                                    (62,075)            $.001 - $11.39
     Options terminated                                   (63,652)            $5.10 - $12.69
                                                       ----------
Outstanding at August 31, 1997                          1,170,851             $.001 - $21.43
     Options granted                                      233,800             $6.84 - $11.31
     Options cancelled at spin-off                     (1,344,055)            $.001 - $21.43
     Replacement options issued at spin-off             1,598,264             $1.71 - $15.41
     Options exercised                                   (146,732)            $1.71 - $ 7.56
     Options terminated                                   (15,931)            $4.37 - $10.75
                                                       ----------
Outstanding at August 31, 1998                          1,496,197             $1.71 - $15.41
                                                       ==========

         The following table summarizes information concerning outstanding and exercisable options at August 31, 1998:

                                         Options Outstanding                           Options Exercisable
                          ===============================================        ===============================
                                                  Weighted       Weighted                              Weighted
                                                  Average         Average                               Average
       Range of              Number              Remaining       Exercise          Number               Exercise
   Exercise Prices        Outstanding           Life (Yrs.)        Price         Exercisable             Price
   ---------------        -----------           -----------      --------        -----------             -----
   Less than $2.00           804,516                4.6          $   1.73           804,516            $    1.73
    $2.01 - $5 00            377,081                8.4          $   4.65           377,081            $    4.65
    $5.01 - $8 00            272,125                5.0          $   6.27           268,750            $    6.27
   More than $8.01            42,475                9.0          $   9.04             6,000            $   15.41
                           ---------                                              ----------
                           1,496,197                5.8          $   3.39         1,456,347            $    3.35
                           =========                                              =========

     The Company has also reserved 50,000 shares of common stock to be granted as restricted stock as part of the Company's Board of Directors compensation program of which 13,960 shares have been granted.

     The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" in the years ended August 31, 1998, 1997 and 1996 are $4.41, $6.19 and $4.72 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of six and one-half years, a forfeiture rate of 3% for the year ended August 31, 1998 and 4.5% for the years ended August 31, 1997 and 1996, respectively, and an average risk free interest rate of 5.5%, 6.4% and 6.2% for the years ended August 31, 1998, 1997 and 1996, respectively. The Company also utilized a volatility rate of 53% in both years ended August 31, 1998 and 1997, and 55% for the year ended August 31, 1996. Had the Company used the Black-Scholes estimates to determine compensation expense for options granted during the years ended August 31, 1998, 1997 and 1996, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts.

                                                                              Year Ended August 31,
                                                          ===========================================================
                                                                  1998                  1997                 1996
                                                          ===========================================================
Net income (loss)
     As reported                                              $(2,264,367)          $(1,683,033)          $ 3,259,621
     Pro forma                                                $(3,105,392)          $(2,148,000)          $ 2,807,000

Net income (loss) per share
     As reported                                              $      (.28)          $      (.21)          $       .40
     Pro forma                                                $      (.38)          $      (.27)          $       .34


8.  EMPLOYEE BENEFITS

         The Company has a Section 401(k) Retirement Savings Plan ("Plan") available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan and are supplemented by Company contributions which are subject to vesting requirements. Company contributions under the Plan totaled $340,301, $318,382 and $265,528 for the years ended August 31, 1998, 1997 and 1996, respectively.

9.  CONTINGENCIES

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. DTCA continues to be a defendant. All of these preliminary motions have now been resolved and the lawsuit is now in the discovery stage.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
American Healthcorp, Inc.

Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthcorp, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthcorp, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 9, 1998

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands except per share data)

=============================================================================================================================
FISCAL 1998                                                                 First         Second        Third         Fourth
=============================================================================================================================
Revenues                                                                   $ 7,746        $8,454        $ 9,470       $15,497
Income (loss) before income taxes and discontinued operations              $(6,071)       $ (128)       $    51       $ 2,679
Net income (loss)                                                          $(3,748)       $ (116)       $     3       $ 1,597

Diluted income (loss) per share
   from continuing operations *                                            $ (0.47)       $(0.01)       $  0.00       $  0.18
Diluted income (loss) per share *                                          $( 0.46)       $(0.01)       $  0.00       $  0.18



=============================================================================================================================
FISCAL 1997                                                                 First         Second        Third         Fourth
=============================================================================================================================
Revenues                                                                   $ 7,979        $7,353        $ 7,246       $ 7,959
Income (loss) before income taxes and discontinued operations              $   378        $ (601)       $  (614)      $  (113)
Net income (loss)                                                          $   463        $ (194)       $(1,435)      $  (517)

Diluted income (loss) per share
   from continuing operations *                                            $  0.03        $(0.05)       $ (0.05)      $ (0.01)
Diluted income (loss) per share *                                          $  0.06        $(0.02)       $ (0.18)      $ (0.06)





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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is included in pages 4-6 under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 15, 1999 and is incorporated herein by reference.

         Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 15, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 15, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 15, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

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


3.       EXHIBITS

         3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 (Registration No. 33-41119))

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-41119))

         4.1 Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

         10.1 Second Amended and Restated Loan Agreement dated as of April 15, 1997 among AmSurg, SunTrust Bank, Nashville, N.A., and NationsBank of Tennessee, N.A., as amended on May 6, 1997 and on September 2, 1997 (incorporated by reference to Exhibit
                  10.4 to Form 10/A-3 of AmSurg Corp. filed November 3, 1997)

         10.2 Amended and Restated Distribution Agreement dated November 3, 1997 between American Healthcorp, Inc. and AmSurg Corp. (incorporated by reference to Exhibit 2.1 to Form 10/A-3 of AmSurg Corp. filed November 3, 1997)

         10.3 Management and Accounting Services Agreement dated December 31, 1996 between American Healthcorp, Inc. and AmSurg Corp. (incorporated by reference to Exhibit 10.6 to Form 10/A-3 of AmSurg Corp. filed November 3, 1997)

Management Contracts and Compensatory Plans

         10.4 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran (incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.5 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Henry D. Herr (incorporated by reference to Exhibit 10.4 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.6 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and James A. Deal (incorporated by reference to Exhibit 10.5 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.7 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone (incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.8 Employment Agreement dated May 15, 1983 between the Company and David A. Sidlowe (incorporated by reference to Exhibit
                  10.10 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.9 Capital Accumulation Plan, as amended (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995)

         10.10 Non-Statutory Stock Option Plan of 1988 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.11 1991 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.12 1991 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.13 1991 Outside Directors Discretionary Stock Option Plan (incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909))

         10.14 Form of Indemnification Agreement by and among the Company and the Company's directors (incorporated by reference to Exhibit
                  10.15 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.15 1996 Stock Incentive Plan (incorporated by reference to the Company's proxy statement for the annual meeting of stockholders held January 23, 1996)

         21       Subsidiaries of the registrant

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         There have been no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERICAN HEALTHCORP, INC.

         November 25, 1998                 By:  /s/ Thomas G. Cigarran
                                               ---------------------------------
                                                Thomas G. Cigarran
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


           Signature                              Title                        Date
-------------------------------     ----------------------------------   -----------------

/s/ Thomas G. Cigarran              Chairman of the Board,               November 25, 1998
-------------------------------     President and Chief Executive
    Thomas G. Cigarran              Officer, Director (Principal
                                    Executive Officer)

/s/ Henry D. Herr                   Executive Vice President             November 25, 1998
-------------------------------     Finance and Administration, Chief
    Henry D. Herr                   Financial Officer, Secretary,
                                    Director (Principal Financial
                                    Officer)

/s/ David A. Sidlowe                Vice President and Controller        November 25, 1998
-------------------------------     (Principal Accounting Officer)
    David A. Sidlowe

/s/ Frank A. Ehmann                 Director                             November 25, 1998
-------------------------------
    Frank A. Ehmann

/s/ Martin J. Koldyke               Director                             November 25, 1998
-------------------------------
    Martin J. Koldyke

/s/ C. Warren Neel                  Director                             November 25, 1998
-------------------------------
    C. Warren Neel

/s/ William C. O'Neil, Jr.          Director                             November 25, 1998
-------------------------------
    William C. O'Neil, Jr.