Form 10-Q
period 1998-11-30
AMERICAN HEALTHCORP INC /DE
filed 1999-01-14
CIK 704415

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended NOVEMBER 30, 1998

                        Commission File Number 000-19364
                                               ---------


                            AMERICAN HEALTHCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)




                     Delaware                            62-1117144
         -------------------------------             -------------------
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)              Identification No.)



              One Burton Hills Boulevard, Nashville, TN       37215
              -------------------------------------------------------
              (Address of Principal Executive Offices)     (Zip Code)


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


                          Yes    X      No
                              -------      ------



As of January 12, 1999 there were outstanding 8,294,972 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.      FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                         ==========================================
                                             November 30,             August 31,
                                                1998                    1998
                                         ==========================================
Current assets:
  Cash and cash equivalents              $        8,282,016      $      13,243,571
  Accounts receivable, net                        7,490,053              3,623,461
  Other current assets                            1,338,380                798,714
  Deferred tax asset                                998,000                998,000
                                         ------------------------------------------
    Total current assets                         18,108,449             18,663,746
                                         ------------------------------------------

Property and equipment:
  Leasehold improvements                            292,419                191,950
  Equipment                                       6,299,570              5,828,698
                                         ------------------------------------------
                                                  6,591,989              6,020,648
  Less accumulated depreciation                  (2,556,246)            (2,336,242)
                                         ------------------------------------------
    Net property and equipment                    4,035,743              3,684,406
                                         ------------------------------------------

Long-term deferred tax asset                      2,753,000              2,753,000
                                         ------------------------------------------

Other assets, net                                   306,951                290,513
                                         ------------------------------------------

Excess of cost over net assets
  of purchased companies, net                    11,369,584             11,465,139
                                         ------------------------------------------

                                           $     36,573,727      $      36,856,804
                                         ==========================================

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     ====================================
                                                        November 30,         August 31,
                                                           1998                1998
                                                     ====================================
Current liabilities:
  Accounts payable                                   $     1,159,305      $    1,015,918
  Accrued salaries and benefits                            2,004,717           2,985,589
  Accrued liabilities                                      1,763,782           2,163,963
  Income taxes payable                                       733,096           1,054,407
  Current portion of other long-term liabilities             439,548             584,805
                                                     ------------------------------------
    Total current liabilities                              6,100,448           7,804,682
                                                     ------------------------------------

Other long-term liabilities                                2,454,078           2,446,089
                                                     ------------------------------------

Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,281,866 and 8,125,507
      shares outstanding                                       8,282               8,125
  Additional paid-in capital                              24,527,150          23,719,833
  Retained earnings                                        3,483,769           2,878,075
                                                     ------------------------------------
    Total stockholders' equity                            28,019,201          26,606,033
                                                     ------------------------------------

                                                     $    36,573,727      $   36,856,804
                                                     ====================================

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        ====================================
                                                                Three Months Ended
                                                                    November 30,
                                                              1998               1997
                                                        ====================================
Revenues                                                $    11,834,889    $      7,745,652
                                                        ------------------------------------
Expenses:
  Salaries and benefits                                       7,487,162           5,530,516
  Other operating expenses                                    2,888,791           2,194,827
  Depreciation and amortization                                 404,986             321,180
  Interest                                                          256                   -
  Spin-off stock option adjustment                                    -           5,770,000
                                                        ------------------------------------
    Total expenses                                           10,781,195          13,816,523
                                                        ------------------------------------
Income (loss) before income taxes and
  discontinued operations                                     1,053,694          (6,070,871)
  Income tax expense (benefit)                                  448,000          (2,266,000)
                                                        ------------------------------------
Income (loss) from continuing operations                        605,694          (3,804,871)
  Income from discontinued operations,
    net of income taxes                                               -              56,483
                                                        ------------------------------------
Net income (loss)                                               605,694          (3,748,388)
  Other comprehensive income, net of income taxes                     -                   -
                                                        ------------------------------------
Comprehensive income (loss)                             $       605,694    $     (3,748,388)
                                                        ====================================


Basic income (loss) per share:
  From continuing operations                            $          0.07    $          (0.47)
  From discontinued operations                                        -                0.01
                                                        ------------------------------------
                                                        $          0.07    $          (0.46)
                                                        ====================================

Fully diluted income (loss) per share:
  From continuing operations                            $          0.07    $          (0.47)
  From discontinued operations                                        -                0.01
                                                        ------------------------------------
                                                        $          0.07    $          (0.46)
                                                        ====================================

Weighted average common shares and equivalents
  Basic                                                       8,148,195           8,057,184
  Fully diluted                                               8,684,467           8,057,184

                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998





                                                Additional
                                  Common         Paid-in         Retained
                                  Stock          Capital         Earnings           Total
                              ===============================================================
Balance, August 31, 1998       $    8,125    $   23,719,833    $  2,878,075    $  26,606,033

  Exercise of stock
    options                           157           807,317               -          807,474

  Comprehensive income                  -                 -         605,694          605,694
                              ---------------------------------------------------------------

Balance, November 30, 1998     $    8,282    $   24,527,150    $  3,483,769    $  28,019,201
                              ===============================================================

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       ======================================
                                                                                 Three Months Ended
                                                                                     November 30,
                                                                            1998                     1997
                                                                       ======================================
Cash flows from operating activities:
  Net income (loss)                                                     $    605,694             $ (3,748,388)
    Income from discontinued operations                                           --                   56,483
                                                                       --------------------------------------
  Net income (loss) from continuing operations                               605,694               (3,804,871)
    Income tax expense (benefit)                                             448,000               (2,266,000)
                                                                       --------------------------------------
  Income (loss) before income taxes                                        1,053,694               (6,070,871)
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                                           404,986                  321,180
     Spin-off stock option adjustment                                             --                5,770,000
     Increase in working capital items                                    (5,643,924)              (1,430,028)
     Other noncash transactions                                              241,270                  110,011
                                                                       --------------------------------------
                                                                          (3,943,974)              (1,299,708)
  Income taxes (net paid)                                                   (553,484)                (520,926)
  Increase in other assets                                                   (63,972)                 (32,977)
  Payments on other long-term liabilities                                   (308,452)                 (29,837)
                                                                       --------------------------------------
      Net cash flows used in operating activities                         (4,869,882)              (1,883,448)
                                                                       --------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                     (683,320)                (153,644)
  Investment in discontinued operations including spin-off costs                  --                  (11,879)
                                                                       --------------------------------------
      Net cash flows used in investing activities                           (683,320)                (165,523)
                                                                       --------------------------------------

Cash flows from financing activities:
  Exercise of stock options                                                  591,647                   59,628
                                                                       --------------------------------------
      Net cash flows provided by
        financing activities                                                 591,647                   59,628
                                                                       --------------------------------------

Net decrease in cash and cash equivalents                                 (4,961,555)              (1,989,343)
Cash and cash equivalents, beginning of period                            13,243,571               12,226,821
                                                                       --------------------------------------

Cash and cash equivalents, end of period                                $  8,282,016             $ 10,237,478
                                                                       ======================================

                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three month periods ended November 30, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         The continuing operations of the Company consist primarily of Diabetes Treatment Centers of America, Inc., a wholly owned subsidiary. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), a majority owned subsidiary. The net assets and operations of AmSurg are shown as discontinued operations due to the distribution of all the AmSurg common stock held by the Company to the Company's shareholders on December 3, 1997.

         Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: DTCA's ability to renew contracts for hospital-based treatment centers on terms that are acceptable to DTCA; DTCA's ability to execute contracts for new hospital-based treatment centers and for managed care diabetes population management services; DTCA's ability to effect estimated cost savings and clinical outcome improvements under managed care contracts or to effect such savings and improvements within the time frames contemplated by DTCA; the ability of DTCA to negotiate favorable fee structures, including per member per month payment terms, with managed care payors; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which DTCA has executed a diabetes population management contract; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and DTCA; DTCA's ability to implement its backlog of contracted lives within anticipated time frames contemplated by DTCA; DTCA's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and managed care organizations; the impact of existing and any future litigation or judicial or administrative proceedings; the Company's ability to acquire or successfully develop capability in chronic disease management other than diabetes; and DTCA's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three month periods ended November 30, 1998 and 1997.


             -------------------------------------------------------------
               Three Months Ended November 30,          1998        1997
             -------------------------------------------------------------
               DTCA Hospital Contracts                   50%        77%

               DTCA Managed Care Payor Contracts         49         21

               Other                                      1          2
                                                       -------------------
                                                        100%       100%
                                                       ===================

         DTCA hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services to this population. Fee structures under the hospital contracts consist of either fixed management fees, incentive-based fees or a combination thereof. Incentive arrangements generally provide for fee payments to DTCA based on changes in the client hospital's market share of diabetes inpatients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the DTCA program for center professional personnel, medical director fees and community relations are the responsibility of DTCA to structures where all DTCA program costs are the responsibility of the client hospital.

         The following table presents the number of DTCA hospital contracts in effect and the number of hospital sites where DTCA services were provided under the terms of these contracts or was in the process of initiating operations as of November 30, 1998 and 1997. The number of hospital contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.


                                                            As of November 30,
                                                           ====================
                                                           1998           1997
                                                           ====================
        Hospital contracts                                  57             58

        Hospital sites where services are provided          74             74


         The components of changes to the total number of DTCA hospital contracts and hospital sites under these contracts for the three months ended November 30, 1998 and 1997 are presented below.


                                            Three months ended November 30,
                                     =============================================
                                               1998                        1997
                                     =============================================
                                     Hospital                 Hospital
                                     Contracts     Sites      Contracts     Sites
                                     -------------------    ----------------------
         Total contracts/sites at
          beginning of period            57         72           58          74

         New contracts/sites
          signed                          1          3            2           3

         Contracts/sites
          discontinued                   (1)        (1)          (2)         (3)
                                     ------------------     ---------------------
         Total contracts/sites at
          end of period                  57         74           58          74
                                     ============================================


         During the three month period ended November 30, 1998, three contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1999, there will be 18 hospital contracts which will reach the end of their terms unless renewed. Five of these hospital contracts that are expiring are contracts with hospitals owned by Columbia/HCA Healthcare Corporation. It is anticipated that three of these contracts, all of which expire during the quarter ending February 28, 1999, will not be renewed.

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

         While DTCA's revenues historically have been generated primarily by its operating contracts with hospitals, DTCA's revenue growth for the three month period ended November 30, 1998 compared to the three month period ended November 30, 1997 resulted primarily from the growth in DTCA's managed care diabetes population management operations. DTCA has developed and implemented diabetes disease management contract services which are designed to assist managed care payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors. Implementation of DTCA's first management contracts with managed care payors occurred in fiscal 1996.

         Pursuant to DTCA's diabetes population management contracts, DTCA provides a core group of diabetes clinical and support staff that are responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers. Services provided under contracts for DTCA's Diabetes NetCare(SM) product comprise its most comprehensive product offering and includes DTCA professional staff on-site at the HMO location to assist in the delivery of this service. Services provided under DTCA's Diabetes NetLink(SM)product are provided telephonically and via mail by a team of diabetes treatment and support staff from a telephone center located in Nashville, Tennessee, and are designed primarily to improve blood glucose management for diabetes patients and to monitor and promote compliance with certain standards of care for diabetes patients and to support the case management activities of the HMO. Diabetes NetCare(SM)and Diabetes NetLink(SM)contracts with managed care payors are based on per member per month payments to DTCA for the HMO's enrollees who have diabetes and participate in DTCA's programs. These contracts are generally for terms of three years with provisions for subsequent renewal and typically provide that between 15% and 30% of the per member per month fee is at risk subject to DTCA's performance against clinical and financial cost savings criteria.

         As of November 30, 1998, DTCA had contracts with eight managed care payors to provide diabetes population disease management services to 22 HMO markets. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(SM)and its Diabetes NetLink(SM)products which have been implemented as of November 30, 1998 and 1997 is presented on the following table.


          ===================================================================
          At November 30,                              1998           1997
          ===================================================================
          Covered lives under management:

             Diabetes NetCare(SM) contracts            53,734        10,889

             Diabetes NetLink(SM) contracts            25,280             -
                                                    -------------------------
          Total covered lives under management         79,014        10,889
                                                    =========================

         In addition, covered lives at November 30, 1998 exclude approximately 1,000 Diabetes NetCare(SM)contract lives and 27,000 Diabetes NetLink(SM)contract lives under existing contracts that are scheduled for implementation subsequent to November 30, 1998.

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

YEAR 2000 COMPLIANCE PLAN

         Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19". Potential system failures or miscalculations are generally referred to as Year 2000 issues. While the Company's business does not involve the sale of computer services or medical equipment that might be affected by Year 2000 compliance, the Company does make extensive use of information technologies to support its operations.

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

         As of December 31, 1998, the Company has substantially completed the inventory phase of its Year 2000 Project and is in the process of assessing Year 2000 compliance for its critical components of operations. In addition, the Company has identified the electronic medical record utilized in its managed care operations as its primary mission-critical component and has initiated a planned upgrade of this software capability to a version of the base electronic medical record that the third party provider of this platform represents as Year 2000 compliant. This conversion is expected to position the Company to realize significant operating enhancements for the system in addition to Year 2000 compliance.

         Pursuant to its Year 2000 Project plan, the Company expects to have all of its mission-critical systems and processes Year 2000 compliant by August 31, 1999. Some non-critical systems may not be addressed until after that date or until after January 2000; however, the Company believes that the potential failure of some or all of these non-critical systems does not pose a material threat to its operations. The Company believes that it will incur up to $500,000 in operating expenditures, which represents approximately 15% to 20% of the Company's information technology operating budget for the fiscal year ending August 31, 1999, to support the Year 2000 Project through completion. This estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation of the Year 2000 Project. Most of these expenditures will be made during the year ended August 31, 1999. Approximately $145,000 in Year 2000 Project operating expenditures were incurred during the three month period ended November 30, 1998. No expenditures were incurred for the Year 2000 Project during the three month period ended November 30, 1997. In addition, the Company expects that there may be limited amounts of equipment and infrastructure capital expenditures that will be accelerated because of Year 2000 compliance issues. However, because the majority of its information technology and infrastructure capital expenditures for its managed care operations have been made within the last two years and primarily have included equipment which the Company believes will prove to be Year 2000 compliant, the Company currently anticipates that accelerated capital expenditures because of Year 2000 issues will be less than $500,000.

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

RESULTS OF OPERATIONS

         The continuing operations of the Company represents the results of operations of DTCA and the corporate costs of American Healthcorp, Inc. Included in the results from discontinued operations are charges to AmSurg for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximated the Company's cost.

         The increase in revenues to $11.8 million for the three months ended November 30, 1998 from $7.7 million for the comparable period last year resulted primarily from an increase in the average number of lives enrolled in DTCA's managed care diabetes population management contracts to approximately 76,000 for the three months ended November 30, 1998 compared to approximately 10,900 lives under management during the comparable period last year. This increase in lives under management was primarily the result of new managed care contracts signed during fiscal 1998. Revenues from DTCA's hospital contract operations for the three months ended November 30, 1998 approximated hospital contract revenues for the comparable period last year on approximately the same average number of contracts in operation during both periods. The Company anticipates that DTCA revenues for the remainder of fiscal 1999 will increase over fiscal 1998 revenues primarily as a result of additional lives enrolled under its existing diabetes population management contracts with managed care payors as well as from additional lives from new managed care payor contracts anticipated to be signed during the remainder of fiscal 1999.

         The increase in salaries and benefits to $7.5 million for the three months ended November 30, 1998 from $5.5 million for the comparable period last year resulted primarily from higher staffing levels associated with increases in the number of lives enrolled in DTCA's managed care payor contracts and from increased employee incentive compensation associated with improved operating performance during the current quarter. Salaries and benefits as a percentage of revenues decreased to 63% for the three month period ended November 30, 1998 from 71% for the comparable period last year primarily as a result of improved revenue performance at its managed care contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 1999 compared with fiscal 1998 primarily as a result of increased staff required for expected increases in the number of lives enrolled under DTCA's managed care contracts.

         The increase in other operating expenses to $2.9 million for the three months ended November 30, 1998 from $2.2 million for the comparable period last year resulted primarily from higher costs associated with increases in the average number of lives enrolled in DTCA's managed care payor contracts. Other operating expenses as a percentage of revenues decreased to 24% for the three month period ended November 30, 1998 from 28% for the comparable period last year primarily as a result of improved revenue performance at DTCA's managed care payor contracts. The Company anticipates other operating expenses will increase during the remainder of 1999 compared with fiscal 1998 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under DTCA's managed care payor contracts as well as from increased expenses associated with planned improvements in the Company's information technology capabilities including the costs associated with its Year 2000 compliance efforts.

         The increase in depreciation and amortization expense to $404,986 for the three month period ended November 30, 1998 from $321,180 for the comparable period last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for its diabetes population management operations for managed care payors. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 1999 compared with fiscal 1998 primarily as a result of increased information technology and other capital expenditures associated with expected increases in the number of covered lives enrolled under DTCA's managed care payor contracts as well as from improvement in the Company's information technology capabilities.

         During the three month period ended November 30, 1997, the Company recorded a non-recurring stock option expense adjustment of $5.8 million associated with adjustment of these options as a result of the Company's Distribution of AmSurg common stock to the Company's stockholders. Pursuant to the terms of the Company's stock option plans, the number of shares issuable pursuant to the Company's outstanding stock options and the exercise price per share were adjusted to maintain the value of the options subsequent to the Distribution at the pre-Distribution level. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share and resulted in an additional 254,000 shares being subject to options. Additionally, all outstanding options became fully vested. As a result of this adjustment of the stock options, generally accepted accounting principles required that the Company record non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. The compensation expense and associated increase in additional paid-in capital were recognized because generally accepted accounting principles require such recognition when an adjustment results in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options has taken place.

         The Company's income tax expense for the three months ended November 30, 1998 was $448,000 compared to an income tax benefit of $2.3 million for the comparable period last year. The increase in the income tax expense between these periods resulted primarily from an income tax benefit of $2.2 million associated with the stock option expense adjustment recording during the quarter ended November 30, 1997 as well as from additional income tax expense resulting from improved profitability before consideration of the stock option expense adjustment during the three month period ended November 30, 1998. The differences between the statutory federal income tax rate of 34% and the Company's effective tax benefit rates during both periods are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

         The results of operations from discontinued operations for the three month period ended November 30, 1997 include the Company's share of AmSurg's net income based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $345,000 during that period.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities from continuing operations for the first quarter of fiscal 1999 utilized $4.9 million in cash flow. The first quarter of each fiscal year normally utilizes a significant level of cash for operating activities when compared with other fiscal quarters primarily as a result of employee incentive compensation and certain insurance payments that are made during this quarter. In addition, approximately $2.6 million in payments from a managed care payor customer that should be have been paid by the end of the quarter was delayed and was not received until early December. The Company believes that the cause of the delay has been resolved and does not anticipate that it will be a recurring problem. Investing activities during this period used $683,320 which consisted of the acquisition of property and equipment purchases for DTCA primarily associated with its expanding managed care payor operations. Financing activities associated with continuing operations for the first quarter of fiscal 1999 generated $591,647 in proceeds from the exercise of options to purchase the Company's common stock.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $8.3 million at November 30, 1998 will continue to enable the Company to fund DTCA's current working capital needs, including the working capital and capital expenditures associated with its managed care payor operations and the costs associated with the Company's Year 2000 compliance efforts. In addition, the Company may also utilize its cash resources to fund repurchases of the Company's common stock; as of November 30, 1998 the Company had repurchased 78,820 shares of stock pursuant to an authorization to purchase up to 400,000 shares as approved by the Company's Board of Directors in January 1998.

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




                                                AMERICAN HEALTHCORP, INC.
                                              ------------------------------
                                                     (Registrant)





Date     January 14, 1999                  By       /s/ Henry D. Herr
     ----------------------------             ------------------------------
                                                      HENRY D. HERR
                                                 Executive Vice President
                                                Finance and Administration,
                                               (Principal Financial Officer)










Date    January 14, 1999                   By       /s/ David A. Sidlowe
     ----------------------------             -------------------------------
                                                      DAVID A. SIDLOWE
                                                Vice President and Controller
                                                (Principal Accounting Officer)