Form 10-Q
period 1999-02-28
AMERICAN HEALTHCORP INC /DE
filed 1999-04-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended FEBRUARY 28, 1999

                        Commission File Number 000-19364
                                               ---------

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

                      Yes      X        No
                          ----------         ----------

As of April 9, 1999 there were outstanding 8,233,684 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.


ITEM 1.  FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                         ========================================
                                            February 28,             August 31,
                                                1999                    1998
                                         ========================================
Current assets:
  Cash and cash equivalents               $   11,470,148            $ 13,243,571
  Accounts receivable, net                     4,985,312               3,623,461
  Other current assets                         1,593,382                 798,714
  Deferred tax asset                             998,000                 998,000
                                         ----------------------------------------
    Total current assets                      19,046,842              18,663,746
                                         ----------------------------------------
Property and equipment:
  Leasehold improvements                         366,157                 191,950
  Equipment                                    6,842,229               5,828,698
                                         ----------------------------------------
                                               7,208,386               6,020,648
  Less accumulated depreciation               (2,779,478)             (2,336,242)
                                         ----------------------------------------
                                               4,428,908               3,684,406
                                         ----------------------------------------

Long-term deferred tax asset                   2,753,000               2,753,000
                                         ----------------------------------------

Other assets, net                                245,039                 290,513
                                         ----------------------------------------
Excess of cost over net assets
  of purchased companies, net                 11,274,030              11,465,139
                                         ----------------------------------------

                                          $   37,747,819            $ 36,856,804
                                         ========================================


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  =================================
                                                    February 28,       August 31,
                                                        1999              1998
                                                  =================================
Current liabilities:
  Accounts payable                                $     884,998      $   1,015,918
  Accrued salaries and benefits                       2,276,533          2,985,589
  Accrued liabilities                                 1,550,089          2,163,963
  Income taxes payable                                1,190,217          1,054,407
  Current portion of other long-term liabilities        485,489            584,805
                                                  ---------------------------------
    Total current liabilities                         6,387,326          7,804,682
                                                  ---------------------------------

Other long-term liabilities                           2,489,492          2,446,089
                                                  ---------------------------------
Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,310,494 and 8,125,507
      shares outstanding                                  8,311              8,125
  Additional paid-in capital                         24,662,307         23,719,833
  Retained earnings                                   4,200,383          2,878,075
                                                  ---------------------------------
    Total stockholders' equity                       28,871,001         26,606,033
                                                  ---------------------------------

                                                  $  37,747,819      $  36,856,804
                                                  =================================

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             ===============================     ===============================
                                                    Three Months Ended                  Six Months Ended
                                                        February 28,                        February 28,
                                                 1999               1998             1999              1998
                                             ===============================     ===============================

Revenues                                     $ 12,238,955      $  8,454,077      $ 24,073,844      $ 16,199,729
                                             -------------------------------     -------------------------------
Expenses:
 Salaries and benefits                          7,877,997         6,089,759        15,365,159        11,620,275
 Other operating expenses                       2,690,777         2,187,726         5,579,568         4,382,553
 Depreciation and amortization                    434,567           303,796           839,553           624,976
 Interest                                              --               113               256               113
 Spin-off stock option adjustment                      --                --                --         5,770,000
                                             -------------------------------     -------------------------------
   Total expenses                              11,003,341         8,581,394        21,784,536        22,397,917
                                             -------------------------------     -------------------------------
Income (loss) before income taxes and
 discontinued operations                        1,235,614          (127,317)        2,289,308        (6,198,188)
 Income tax expense (benefit)                     519,000           (12,000)          967,000        (2,278,000)
                                             -------------------------------     -------------------------------
Income (loss) from continuing operations          716,614          (115,317)        1,322,308        (3,920,188)
 Income from discontinued operations,
   net of income taxes                                 --                --                --            56,483
                                             -------------------------------     -------------------------------
Net income (loss)                            $    716,614      $   (115,317)     $  1,322,308      $ (3,863,705)
                                             ===============================     ===============================

Basic income (loss) per share:
 From continuing operations                  $       0.09      $      (0.01)     $       0.16      $      (0.49)
 From discontinued operations                          --                --                --              0.01
                                             -------------------------------     -------------------------------
                                             $       0.09      $      (0.01)     $       0.16      $      (0.48)
                                             ===============================     ===============================

Fully diluted income (loss) per share:
 From continuing operations                  $       0.08      $      (0.01)     $       0.15      $      (0.49)
 From discontinued operations                          --                --                --              0.01
                                             -------------------------------     -------------------------------
                                             $       0.08      $      (0.01)     $       0.15      $      (0.48)
                                             ===============================     ===============================

Weighted average common shares
 and equivalents
   Basic                                        8,291,652         8,072,065         8,219,924         8,064,625
   Fully diluted                                9,045,549         8,072,065         8,865,008         8,064,625


                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1999


                                                    Additional
                                      Common         Paid-in           Retained
                                      Stock          Capital           Earnings            Total
                                   ===================================================================
     Balance, August 31, 1998       $  8,125      $ 23,719,833       $ 2,878,075      $  26,606,033

     Exercise of stock
      options                            186           942,474                --            942,660

     Net income                           --                --         1,322,308          1,322,308
                                   -------------------------------------------------------------------
     Balance, February 28, 1999     $  8,311      $ 24,662,307       $ 4,200,383      $  28,871,001
                                   ===================================================================

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     =================================
                                                               Six Months Ended
                                                                  February 28,
                                                           1999               1998
                                                     =================================
Cash flows from operating activities:
  Net income (loss)                                  $   1,322,308      $  (3,863,705)
    Income from discontinued operations                         --             56,483
                                                     ---------------------------------
  Net income (loss) from continuing operations           1,322,308         (3,920,188)
    Income tax expense (benefit)                           967,000         (2,278,000)
                                                     ---------------------------------
  Income (loss) before income taxes                      2,289,308         (6,198,188)
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                         839,553            624,976
     Spin-off stock option adjustment                           --          5,770,000
     Increase in working capital items                  (3,610,369)          (900,660)
     Other noncash transactions                            498,979            346,047
                                                     ---------------------------------
                                                            17,471           (357,825)
  Income taxes (net paid)                                 (579,521)          (543,543)
  Increase in other assets                                 (70,614)           (63,121)
  Payments on other long-term liabilities                 (353,300)           (34,091)
                                                     ---------------------------------
      Net cash flows used in operating activities         (985,964)          (998,580)
                                                     ---------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                 (1,435,754)          (479,231)
  Investment in discontinued operations including
   spin-off costs                                               --           (584,424)
                                                     ---------------------------------
      Net cash flows used in investing activities       (1,435,754)        (1,063,655)
                                                     ---------------------------------
Cash flows from financing activities:
  Exercise of stock options                                648,295            128,957
  Repurchase of stock                                           --           (100,944)
                                                     ---------------------------------
      Net cash flows provided by
        financing activities                               648,295             28,013
                                                     ---------------------------------
Net decrease in cash and cash equivalents               (1,773,423)        (2,034,222)
Cash and cash equivalents, beginning of period          13,243,571         12,226,821
                                                     ---------------------------------

Cash and cash equivalents, end of period             $  11,470,148      $  10,192,599
                                                     =================================


                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three and six month periods ended February 28, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         The continuing operations of the Company consist primarily of Diabetes Treatment Centers of America, Inc., a wholly-owned subsidiary. The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary. The net assets and operations of AmSurg are shown as discontinued operations due to the distribution of all the AmSurg common stock held by the Company to the Company's shareholders on December 3, 1997.

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

         The Company's discontinued operations represent AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew contracts for DTCA hospital-based treatment centers on terms that are acceptable to the Company; the Company's ability to execute contracts for new DTCA hospital-based treatment centers and for managed care diabetes and cardiac disease population management services; the Company's ability to effect estimated cost savings and clinical outcome improvements under managed care contracts or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company to negotiate favorable fee structures, including per member per month payment terms, with managed care payors; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which the Company has executed a diabetes population management contract; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully implement its cardiac disease population management program; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and managed care organizations; the impact of existing and any future litigation or judicial or administrative proceedings; and the Company's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three and six month periods ended February 28, 1999 and 1998.

                                    Three months ended        Six months ended
                                       February 28,              February 28,
                                    -------------------------------------------
                                     1999        1998         1999        1998
                                    ------------------        -----------------
DTCA Hospital Contracts                46%         76%          48%         77%
DTCA Managed Care Payor Contracts      53          22           51          21
Other                                   1           2            1           2
                                    ------------------        -----------------
                                      100%        100%         100%        100%
                                    ==================        =================

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

         The following table presents the number of DTCA hospital contracts in effect and the number of hospital sites where DTCA services were provided under the terms of these contracts or was in the process of initiating operations as of February 28, 1999 and 1998. The number of hospital contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.

                                                                As of February 28,
                                                               --------------------
                                                               1999           1998
                                                               --------------------
Hospital contracts                                              57             56
Hospital sites where services are provided                      74             72

         The components of changes to the total number of DTCA hospital contracts and hospital sites under these contracts for the three and six months ended February 28, 1999 and 1998 are presented below.

                                     Three months ended February 28,
                               ---------------------------------------------
                                       1999                     1998
                               ---------------------------------------------
                                Hospital                 Hospital
                               Contracts      Sites      Contracts     Sites
                               --------------------      -------------------
Total contracts/sites at
  beginning of period             57           74           58           74

New contracts/sites
  signed                           3            9            1            1

Contracts/sites
  discontinued                    (3)          (9)          (3)          (3)
                               --------------------      -------------------
Total contracts/sites at
  end of period                   57           74           56           72
                               ====================      ===================

                                       Six months ended February 28,
                               ---------------------------------------------
                                       1999                     1998
                               ---------------------------------------------
                                             Hospital                 Hospital
                               Contracts      Sites      Contracts     Sites
                               ----------------------    ---------------------
Total contracts/sites at
  beginning of period             57           72           58           74

New contracts/sites
  signed                           4           12            3            4

Contracts/sites
  discontinued                    (4)         (10)          (5)          (6)

Total contracts/sites             57           74           56           72


         During the three month period ended February 28, 1999, six contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1999, there will be 10 hospital contracts which will reach the end of their terms unless renewed.

         During the three month period ended February 28, 1999, five contracts with hospitals owned by Columbia/HCA Healthcare Corporation ("Columbia") reached the end of their terms. Three of these contracts were terminated and two of these contracts were renewed. During the remainder of fiscal 1999, there are no additional contracts with hospitals owned by Columbia that will expire.

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

          DTCA's revenue growth for the three and six month periods ended February 28, 1999 compared to the three and six month periods ended February 28, 1998 resulted primarily from the growth in DTCA's managed care diabetes population management operations. DTCA has developed and implemented diabetes disease management contract services which are designed to assist managed care payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors. Implementation of DTCA's first management contracts with managed care payors occurred in fiscal 1996.

         Pursuant to DTCA's diabetes population management contracts, DTCA provides a core group of diabetes clinical and support staff that are responsible for coordinating and supporting the management of the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by DTCA and have been approved by the medical leadership at each managed care plan The actual treatment of the individuals is provided by physicians and hospitals who are part of the payor's network of providers. Services provided under contracts for DTCA's Diabetes NetCare(sm) product comprise its most comprehensive product offering and includes DTCA professional staff on-site at the HMO location to assist in the delivery of this service. Services provided under DTCA's Diabetes NetLink(sm) product are provided telephonically and via mail by a team of diabetes treatment and support staff from a telephone center located in Nashville, Tennessee, and are designed primarily to monitor and promote compliance with certain standards of care for diabetes patients, to improve blood glucose management and to support the case management activities of the HMO. Diabetes NetCare(sm) and Diabetes NetLink(sm) contracts with managed care payors are based on per member per month payments to DTCA for the HMO's enrollees who have diabetes and are enrolled in DTCA's programs. These contracts are generally for terms of three years with provisions for subsequent renewal and typically provide that between 15% and 30% of the per member per month fee is at risk subject to DTCA's performance against clinical and financial cost savings criteria.

         As of February 28, 1999, DTCA had contracts with seven managed care payors to provide diabetes population disease management services in 35 HMO markets compared with contracts with three payors in 16 markets as of February 28, 1998. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(sm) and its Diabetes NetLink(sm) products which have been implemented as of February 28, 1999 and 1998 is presented on the following table.

At February 28,                                     1999                 1998
-------------------------------------------------------------------------------
Covered lives under management:

   Diabetes NetCare(sm) contracts                  49,037               10,070

   Diabetes NetLink(sm) contracts                  35,640                   --
                                           ------------------------------------
Total covered lives under management               84,677               10,070
                                           ====================================

In addition, covered lives at February 28, 1999 in the table above exclude approximately 43,000 Diabetes NetLink(sm) contract lives under existing contracts that are scheduled for implementation subsequent to February 28, 1999.

         The Company's growth strategy is primarily to develop additional relationships with managed care payors responsible for the healthcare costs of individuals with diabetes and to further develop and expand its hospital-based diabetes treatment center business. The Company has also been evaluating opportunities to develop or acquire capabilities in chronic disease management areas other than diabetes. In this regard, the Company announced in March 1999 an expansion of the Company's population management product offerings through the addition of a new managed care program for enrollees with cardiac disease. This new program, Cardiac Healthways(sm), is modeled after the Company's diabetes programs. The Company believes it has been able to achieve excellent financial and clinical outcomes in the management of its diabetes managed care contract enrollees who have both diabetes and cardiac disease. Approximately 15% of the Company's 84,000 current participants in its diabetes population management programs also have cardiac disease.

         Cardiac Healthways(sm) has been developed internally and all costs associated with its development have been expensed in the period incurred. This program was developed primarily by existing staff and, therefore, the amount of incremental cost for its development was not material. Because Cardiac Healthways(sm) will continue to be developed and marketed primarily by existing Company staff, material incremental costs will not be incurred until modifications are made to the Company's electronic medical record software application to incorporate the cardiac disease program. These costs are estimated to be between $500,000 and $1,000,000 and will be capitalized and then amortized over a three year period. The Company does not anticipate incurring these costs until after it obtains its first Cardiac Healthways(sm) managed care contract.

         The Company currently does not have any contracts for its Cardiac Healthways(sm) program and, while it can not forecast accurately when, if ever, a contract for these services would be placed in operation, the Company does not anticipate revenues from Cardiac Healthways(sm) to begin until fiscal 2000.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. DTCA remains as a defendant. Various procedural motions on this case are pending resolution before the discovery stage of the case can proceed.

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

         The Company has initiated an extensive effort to address Year 2000 compliance. This Year 2000 Project addresses software applications, information technology hardware, other infrastructure and customer and other third party relationships and data exchanges. The structured approach of this Project includes (1) compiling an inventory of affected technology, systems and processes; (2) assessing Year 2000 compliance for critical components of the Company's operations and selection of appropriate remediation efforts where required; (3) remediating, converting or replacing each critical non-compliant component; (4) testing each critical component for compliance; and (5) implementing remediated and tested components. Because the Company is highly dependent, particularly in its managed care operations, on the ability of its customers to provide DTCA with enrollment, claims and other data which is utilized by the Company to provide services under its contracted service agreements, the Year 2000 Project also includes activities related to coordinating and, in some cases, testing compliance of key data exchange systems with the Company's customers.

         As of March 31, 1999, the Company has completed the inventory and assessment phases of its Year 2000 Project for its critical components of operations. Remediation efforts have begun to address most non-compliant critical components. The Company believes that all such remediation projects are either on schedule or are ahead of the original schedule as identified in its Year 2000 Project plan. In addition, the Company has identified the electronic medical record utilized in its managed care operations as its primary mission-critical component and has initiated a planned upgrade of this software capability to a version of the base electronic medical record that the third party provider of this platform represents as Year 2000 compliant. This conversion is expected to position the Company to realize significant operating enhancements for the system in addition to Year 2000 compliance. As of March 31, 1999, this upgrade project is proceeding at or ahead of schedule and certain components of the upgraded electronic medical record are currently being tested for functionality.

         The Company has also begun surveying its customers and critical vendors to determine their readiness for Year 2000 compliance. The Company believes that the survey and follow-up with its customers and critical vendors will be completed by August 1999.

         Pursuant to its Year 2000 Project plan, the Company expects to have all of its critical systems and processes Year 2000 compliant by August 31, 1999. Some non-critical systems may not be addressed until after that date or until after January 2000; however, the Company believes that the potential failure of some or all of these non-critical systems does not pose a material threat to its operations. The Company believes that it will incur up to $400,000 in operating expenditures, which represents approximately 20% of the Company's information technology operating budget for the fiscal year ending August 31, 1999, to support the Year 2000 Project through completion. This estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation of the Year 2000 Project. Most of these expenditures will be made during the year ended August 31, 1999. Approximately $176,000 in Year 2000 Project operating expenditures were incurred during the six month period ended February 28, 1999. No expenditures were incurred for the Year 2000 Project during the six month period ended February 28, 1998. In addition, the Company expects that there may be limited amounts of equipment and infrastructure capital expenditures that will be accelerated because of Year 2000 compliance issues. However, because the majority of its information technology and infrastructure capital expenditures for its managed care operations have been made within the last two years and primarily have included equipment which the Company believes will prove to be Year 2000 compliant, the Company currently anticipates that accelerated capital expenditures because of Year 2000 issues will be less than $200,000.

         While the Company anticipates that a significant focus of its managed care information technology system development resources throughout the remainder of fiscal 1999 will be directed toward Year 2000 compliance efforts, the Company believes that it has the resources and capabilities to support current customer information technology needs and also believes that its ability to add new managed care business and hospital center business will not be negatively impacted by its Year 2000 efforts.

         The Company anticipates preparing contingency plans by September 30, 1999 to address potential Year 2000 compliance-related failure of the Company's critical systems or Year 2000 compliance-related failures of the Company's customer or critical vendor systems. Costs associated with implementing such contingency plans cannot be estimated at this time. While the Company believes that it has the resources and the capabilities to adequately address Year 2000 compliance, there can be no assurance that its efforts will not incur unexpected difficulties that impact the Company's ability to make its critical systems Year 2000 compliant or that one or more of its customers or critical vendors will experience unexpected difficulties that impact their ability to be Year 2000 compliant. The failure of the Company's electronic medical record and/or associated patient data systems, the failure of the systems of one or more of its large managed care customers, the failure of a significant number of its hospital customers or the failure of one of its critical vendors to be Year 2000 compliant that cannot be corrected within a relatively short period of time would very likely negatively impact the ability of the Company to provide services and earn revenue and/or receive cash payments from its customers. Such failures that could not be corrected within a relatively short period of time would likely have a material negative impact on the Company's operations and financial position regardless of the effectiveness of the Company's contingency plans.

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

         Revenues for the three and six month periods ended February 28, 1999 increased 45% and 49%, respectively, over the same periods in 1998. This increase in revenues resulted primarily from an increase in the average number of lives enrolled in DTCA's managed care diabetes population management contracts to approximately 82,000 lives and 79,000 lives for the three and six month periods ended February 28, 1999, respectively, from approximately 11,000 lives and 10,000 lives for the comparable three and six month periods, respectively, during the prior year. This increase in lives under management was primarily the result of new managed care contracts signed during fiscal 1998. The average revenue per member per month for enrollees under DTCA's managed care contracts was 57% and 53% less during the three and six month periods ended February 28, 1999, respectively, than during the prior year periods. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of the lower-revenue Diabetes NetLink(sm) lives in the fiscal 1999 periods when compared with the fiscal 1998 periods and also as a result of higher revenues for the Diabetes NetCare(sm) lives during the prior year periods attributable to contract structures which shared healthcare cost savings and which have been replaced with per member per month fee structures in the 1999 periods. Revenues from DTCA's hospital contract operations for the three and six month periods ended February 28, 1999 were 13% and 7% less, respectively, than hospital contract revenues for the comparable periods last year on approximately the same average number of contracts in operation during both periods. This reduction in hospital contract revenue is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with somewhat lower fees in the 1999 periods compared to the 1998 periods. The Company anticipates that DTCA revenues for the remainder of fiscal 1999 will increase over fiscal 1998 revenues primarily as a result of additional lives enrolled under its existing diabetes population management contracts with managed care payors as well as from any additional lives from new managed care payor contracts that may be signed during the remainder of fiscal 1999, offset somewhat by lower revenues from hospital contract operations.

         Salaries and benefits for the three and six month periods ended February 28, 1999 increased 29% and 32%, respectively, primarily from higher staffing levels associated with increases in the number of lives enrolled in DTCA's managed care payor contracts and from increased employee incentive compensation associated with improved operating performance during the current year. Salaries and benefits as a percentage of revenues decreased to 64% for both the three and six month periods ended February 28, 1999 from 72% for the comparable periods last year primarily as a result of improved revenue performance at its managed care contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 1999 compared with fiscal 1998 primarily as a result of increased staff required for expected increases in the number of lives enrolled under DTCA's managed care contracts.

         Other operating expenses for the three and six month periods ended February 28, 1999 increased 23% and 27%, respectively, primarily from higher costs associated with increases in the average number of lives enrolled in DTCA's managed care payor contracts. Other operating expenses as a percentage of revenues decreased to 22% and 23%, respectively, for the three and six month periods ended February 28, 1999 from 26% and 27% for the comparable periods last year primarily as a result of improved revenue performance at DTCA's managed care payor contracts. The Company anticipates other operating expenses will increase during the remainder of 1999 compared with fiscal 1998 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under DTCA's managed care payor contracts as well as from increased expenses associated with planned improvements in the Company's information technology capabilities including the costs associated with its Year 2000 compliance efforts.

         The increase in depreciation and amortization expense to $434,567 and $839,553, respectively, for the three and six month periods ended February 28, 1999 from $303,796 and $624,976 for the comparable periods last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for its diabetes population management operations for managed care payors. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 1999 compared with fiscal 1998 primarily as a result of increased information technology and other capital expenditures associated with expected increases in the number of covered lives enrolled under DTCA's managed care payor contracts as well as from growth and improvement in the Company's information technology capabilities.

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

         The Company's income tax expense for the three and six month periods ended February 28, 1999 was $519,000 and $967,000, respectively, compared to an income tax benefit of $12,000 and $2.3 million for the comparable periods last year. The increase in the income tax expense between these periods resulted primarily from an income tax benefit of $2.2 million associated with the stock option expense adjustment recorded during the quarter ended November 30, 1997 as well as from additional income tax expense resulting from improved profitability before consideration of the stock option expense adjustment during the three and six month periods ended February 28, 1999. The differences between the statutory federal income tax rate of 34% and the Company's effective tax benefit rates during both periods are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

         The results of operations from discontinued operations for the six month period ended February 28, 1998 include the Company's share of AmSurg's net income based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $345,000 during that period.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the six months ended February 28, 1999 utilized $1.0 million in cash flow. Cash flow from operating activities for the first two quarters of each fiscal year is normally negatively impacted by the timing of expenditures for annual employee incentive compensation and certain annual insurance payments made during the first quarter of the fiscal year. Investing activities during this period used $1.4 million in cash which consisted of the acquisition of property and equipment purchases for DTCA primarily associated with its expanding managed care payor operations. Financing activities for the six months ended February 28, 1999 generated $648,295 in proceeds from the exercise of options to purchase the Company's common stock.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $11.5 million at February 28, 1999 will continue to enable the Company to fund DTCA's current working capital needs, including the working capital and capital expenditures associated with its diabetes managed care payor operations, the development of its Cardiac Healthways(sm) capabilities and the costs associated with the Company's Year 2000 compliance efforts. In addition, the Company may also utilize its cash resources to fund repurchases of the Company's common stock; as of February 28, 1999, the Company had repurchased 78,820 shares of stock pursuant to an authorization to purchase up to 400,000 shares as approved by the Company's Board of Directors in January 1998.

                                     PART II

ITEM 1.           Legal Proceedings.

                  In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of DTCA under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. DTCA remains as a defendant. Various procedural motions on this case are pending resolution before the discovery stage of the case can proceed.

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

                  Not Applicable.

ITEM 3.           Defaults Upon Senior Securities.

                  Not Applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  (a) The Annual Meeting of Stockholders of American Healthcorp, Inc. was on January 15, 1999.

                  (c) Nominations to elect Thomas G. Cigarran and Dr. C. Warren Neel as Directors of the Company were voted upon at the Annual Meeting of Stockholders. The results of the election of the above mentioned nominees were as follows:

                                                     For           Against         Withheld
                                                     ---           -------         --------
                           Thomas G. Cigarran     6,480,936           -              9,650
                           Dr. C. Warren Neel     6,480,936           -              9,650

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


                                         AMERICAN HEALTHCORP, INC.
                                         -------------------------
                                              (Registrant)

Date         April 14, 1999              By /s/ Henry D. Herr
     ------------------------------         ------------------------------------
                                                      HENRY D. HERR
                                                 Executive Vice President
                                                Finance and Administration,
                                              (Principal Financial Officer)




Date         April 14, 1999              By /s/ David A. Sidlowe
     ------------------------------         ------------------------------------
                                                      DAVID A. SIDLOWE
                                               Vice President and Controller
                                              (Principal Accounting Officer)