Form 10-Q
period 1999-05-31
AMERICAN HEALTHCORP INC /DE
filed 1999-07-15
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended MAY 31, 1999

                        Commission File Number 000-19364
                                               ---------

                            AMERICAN HEALTHCORP, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                           62-1117144
 ---------------------------------                         ---------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


                 One Burton Hills Boulevard, Nashville, TN 37215
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  615-665-1122
              ---------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X         No
                               -----         ------


As of July 12, 1999 there were outstanding 8,444,077 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.      FINANCIAL STATEMENTS


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                            ===================================
                                                 May 31,           August 31,
                                                  1999                1998
                                            ===================================
Current assets:
  Cash and cash equivalents                 $ 12,262,581         $ 13,243,571
  Accounts receivable, net                     4,903,767            3,623,461
  Other current assets                         1,546,636              798,714
  Deferred tax asset                             998,000              998,000
                                            -----------------------------------
    Total current assets                      19,710,984           18,663,746
                                            -----------------------------------
Property and equipment:
  Leasehold improvements                         356,033              191,950
  Equipment                                    7,765,881            5,828,698
                                            -----------------------------------
                                               8,121,914            6,020,648
  Less accumulated depreciation               (3,099,911)          (2,336,242)
                                            -----------------------------------
                                               5,022,003            3,684,406
                                            -----------------------------------

Long-term deferred tax asset                   2,753,000            2,753,000
                                            -----------------------------------

Other assets, net                                460,627              290,513
                                            -----------------------------------
Excess of cost over net assets
  of purchased companies, net                 11,178,475           11,465,139
                                            -----------------------------------

                                            $ 39,125,089         $ 36,856,804
                                            ===================================


                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   ===============================
                                                       May 31,          August 31,
                                                        1999               1998
                                                   ===============================
Current liabilities:
  Accounts payable                                 $    898,811      $  1,015,918
  Accrued salaries and benefits                       2,954,941         2,985,589
  Accrued liabilities                                 1,320,264         2,163,963
  Income taxes payable                                1,205,041         1,054,407
  Current portion of other long-term liabilities        484,757           584,805
                                                   -------------------------------
    Total current liabilities                         6,863,814         7,804,682
                                                   -------------------------------

Other long-term liabilities                           2,630,947         2,446,089
                                                   -------------------------------
Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,409,065 and 8,125,507
      shares outstanding                                  8,409             8,125
  Additional paid-in capital                         24,630,958        23,719,833
  Retained earnings                                   4,990,961         2,878,075
                                                   -------------------------------
    Total stockholders' equity                       29,630,328        26,606,033
                                                   -------------------------------

                                                   $ 39,125,089      $ 36,856,804
                                                   ===============================

                            AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended May 31,         Nine Months Ended May 31,
                                                 ===============================   =================================
                                                      1999               1998          1999                1998
                                                 ===============================   =================================

Revenues                                         $ 12,496,866        $ 9,470,527   $ 36,570,710        $  25,670,256
                                                 -------------------------------   ---------------------------------
Expenses:
  Salaries and benefits                             8,103,157          6,257,112     23,468,316           17,877,387
  Other operating expenses                          2,582,984          2,867,164      8,162,552            7,249,717
  Depreciation and amortization                       453,147            295,870      1,292,700              920,846
  Interest                                                 --                 --            256                  113
  Spin-off stock option adjustment                         --                 --             --            5,770,000
                                                 -------------------------------   ----------------------------------
    Total expenses                                 11,139,288          9,420,146     32,923,824           31,818,063
                                                 -------------------------------   ----------------------------------
Income (loss) before income taxes and
  discontinued operations                           1,357,578             50,381      3,646,886           (6,147,807)
  Income tax expense (benefit)                        567,000             48,000      1,534,000           (2,230,000)
                                                 -------------------------------   ----------------------------------
Income (loss) from continuing operations              790,578              2,381      2,112,886           (3,917,807)
  Income from discontinued operations,
    net of income taxes                                    --                 --             --               56,483
                                                 -------------------------------   ----------------------------------
Net income (loss)                                $    790,578        $     2,381   $  2,112,886        $  (3,861,324)
                                                 ===============================   ==================================

Basic income (loss) per share:
  From continuing operations                     $       0.09        $      0.00   $       0.26        $       (0.49)
  From discontinued operations                             --                 --             --                 0.01
                                                 -------------------------------   ----------------------------------
                                                 $       0.09        $      0.00   $       0.26        $       (0.48)
                                                 ===============================   ==================================

Fully diluted income (loss) per share:
  From continuing operations                     $       0.09        $      0.00   $       0.24        $       (0.49)
  From discontinued operations                             --                 --             --                 0.01
                                                 -------------------------------   ----------------------------------
                                                 $       0.09        $      0.00   $       0.24        $       (0.48)
                                                 ===============================   ==================================

Weighted average common shares
  and equivalents
    Basic                                           8,393,828          8,089,595      8,277,892            8,072,948
    Fully diluted                                   8,988,060          8,736,825      8,906,025            8,072,948



                            AMERICAN HEALTHCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED MAY 31, 1999



                             ===============================================================
                                             Additional
                               Common         Paid-in           Retained
                               Stock          Capital           Earnings          Total
                             ===============================================================

Balance, August 31, 1998     $  8,125      $ 23,719,833      $  2,878,075      $ 26,606,033

  Exercise of stock
    options                       339         1,364,820                --         1,365,159

  Repurchase of stock             (55)         (453,695)               --          (453,750)

  Net income                       --                --         2,112,886         2,112,886
                             ---------------------------------------------------------------

Balance, May 31, 1999        $  8,409      $ 24,630,958      $  4,990,961      $ 29,630,328
                             ===============================================================


                          AMERICAN HEALTHCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine Months Ended May 31,
                                                                     ===================================
                                                                         1999                   1998
                                                                     ===================================
Cash flows from operating activities:
  Net income (loss)                                                  $  2,112,886         $  (3,861,324)
    Income from discontinued operations                                        --                56,483
                                                                     -----------------------------------
  Net income (loss) from continuing operations                          2,112,886            (3,917,807)
    Income tax expense (benefit)                                        1,534,000            (2,230,000)
                                                                     -----------------------------------
  Income (loss) before income taxes                                     3,646,886            (6,147,807)
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                                      1,292,700               920,846
     Spin-off stock option adjustment                                          --             5,770,000
     Increase in working capital items                                 (3,019,682)             (600,599)
     Other noncash transactions                                           620,380               508,609
                                                                     -----------------------------------
                                                                        2,540,284               451,049
  Income taxes (net paid)                                              (1,021,700)             (554,625)
  Increase in other assets                                               (320,831)              (62,825)
  Payments on other long-term liabilities                                (354,032)              (32,435)
                                                                     -----------------------------------
      Net cash flows provided by (used in) operating activities           843,721              (198,836)
                                                                     -----------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                (2,331,758)           (1,360,670)
  Investment in discontinued operations including spin-off costs               --              (496,411)
                                                                     -----------------------------------
      Net cash flows used in investing activities                      (2,331,758)           (1,857,081)
                                                                     -----------------------------------
Cash flows from financing activities:
  Exercise of stock options                                               960,797               168,781
  Repurchase of stock                                                    (453,750)             (156,507)
                                                                     -----------------------------------
      Net cash flows provided by
        financing activities                                              507,047                12,274
                                                                     -----------------------------------

Net decrease in cash and cash equivalents                                (980,990)           (2,043,643)
Cash and cash equivalents, beginning of period                         13,243,571            12,226,821
                                                                     -----------------------------------

Cash and cash equivalents, end of period                             $ 12,262,581         $  10,183,178
                                                                     ===================================


                            AMERICAN HEALTHCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended May 31, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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

(2)      STOCK REPURCHASE

         In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time prior to January 1, 2000. As of May 31, 1999, the Company had repurchased 134,320 shares at a cost of $1,139,757.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The continuing operations of the Company primarily consist of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes patient services to hospitals and managed care payors designed to enhance the quality and lower the cost of treatment of individuals with diabetes.

         The Company's discontinued operations represent AmSurg, formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March 1997 the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew contracts for DTCA hospital-based treatment centers on terms that are acceptable to the Company; the Company's ability to execute contracts for new DTCA hospital-based treatment centers and for managed care diabetes and cardiac disease population management services; the Company's ability to effect estimated cost savings and clinical outcome improvements under managed care contracts or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company to negotiate favorable fee structures, including per member per month payment terms, with managed care payors; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the HMOs with which the Company has executed a diabetes population management contract; the ability of the HMOs to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the HMOs and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully implement its cardiac disease population management program; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and managed care organizations; the impact of existing and any future litigation or judicial or administrative proceedings; the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services; and the Company's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three and nine month periods ended May 31, 1999 and 1998.



                                               Three months ended        Nine months ended
                                                     May 31,                 May 31,
                                             =============================================
                                                   1999      1998         1999       1998
                                             =====================      ==================
       DTCA Hospital Contracts                      43%       62%          46%        71%
       DTCA Managed Care Payor Contracts            56        37           53         27
       Other                                         1         1            1          2
                                             ----------------------    -------------------
                                                   100%      100%         100%       100%
                                             =============================================



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

         The following table presents the number of DTCA hospital contracts in effect and the number of hospital sites where DTCA services were provided under the terms of these contracts or was in the process of initiating operations as of May 31, 1999 and 1998. The number of hospital contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by DTCA.


                                                                 As of May 31,
                                                              ==================
                                                               1999        1998
                                                              ==================
                 Hospital Contracts                             58          53
                 Hospital sites where services are provided     77          66


         The components of changes to the total number of DTCA hospital contracts and hospital sites under these contracts for the three and nine months ended May 31, 1999 and 1998 are presented below.


                                                 Three months ended May 31,
                                        ========================================
                                              1999                      1998
                                        ========================================
                                            Hospital               Hospital
                                        Contracts    Sites    Contracts    Sites
                                        ------------------    ------------------
          Total contracts/sites at
          beginning of period               57        74         56         72
          New contracts/sites signed         3         5         --         --
          Contracts/sites discontinued      (2)       (2)        (3)        (6)
                                        -----------------   --------------------
          Total contracts/sites at end
          of period                         58        77         53         66
                                        ========================================

                                                   Nine months ended May 31,
                                         =========================================
                                                 1999                     1998
                                         =========================================
                                               Hospital             Hospital
                                          Contracts     Sites  Contracts    Sites
                                         --------------------  -------------------
                Total contracts/sites
                at beginning of period      57           72       58          74
                New contracts/sites
                signed                       7           17        3           4
                Contracts/sites
                discontinued                (6)         (12)      (8)        (12)
                                          --------------------  ------------------
                Total contracts/sites       58           77       53          66
                                          ========================================


         During the three month period ended May 31, 1999, two contracts were renewed for DTCA hospital-based diabetes treatment centers. During the remainder of fiscal 1999, nine hospital contracts will reach the end of their terms unless renewed.

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

          DTCA's revenue growth for the three and nine month periods ended May 31, 1999 compared to the three and nine month periods ended May 31, 1998 resulted primarily from the growth in DTCA's managed care diabetes population management operations. DTCA has developed and implemented diabetes disease management contract services which are designed to assist managed care payors in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with managed care payors. Implementation of DTCA's first management contracts with managed care payors occurred in fiscal 1996.

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

         As of May 31, 1999, DTCA had contracts with seven managed care payors to provide diabetes population disease management services in 35 HMO markets compared with contracts with four payors in 19 markets as of May 31, 1998. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(SM) and its Diabetes NetLink(SM) products which have been implemented as of May 31, 1999 and 1998 is presented on the following table.



             ================================================================
             At May 31,                                   1999         1998
             ================================================================
             Covered lives under management:
                Diabetes NetCare(SM) contracts           47,999       41,356
                Diabetes NetLink(SM) contracts           49,985        1,954
                                                      -----------------------
             Total covered lives under management        97,984       43,310
                                                      =======================


In addition, covered lives at May 31, 1999 in the table above does not include approximately 28,000 Diabetes NetLink(SM) contract lives under existing contracts that are scheduled for implementation subsequent to May 31, 1999.

         The Company's growth strategy is primarily to develop additional relationships with managed care payors responsible for the healthcare costs of individuals with diabetes and to further develop and expand its hospital-based diabetes treatment center business. The Company has also been evaluating opportunities to develop or acquire capabilities in chronic disease management areas other than diabetes. In this regard, the Company announced in March 1999 an expansion of the Company's population management product offerings through the addition of a new managed care program for enrollees with cardiac disease. This new program, Cardiac Healthways(SM), is modeled after the Company's diabetes programs. The Company believes it has been able to achieve excellent financial and clinical outcomes in the management of its diabetes managed care contract enrollees who have both diabetes and cardiac disease. Approximately 15% of the Company's current participants in its diabetes population management programs also have cardiac disease.

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

         The Company currently does not have any contracts for its Cardiac Healthways(SM) program and, while it cannot forecast accurately when, if ever, a contract for these services would be placed in operation, the Company does not anticipate revenues from Cardiac Healthways(SM) to begin until fiscal 2000. Although the Company has credible data regarding its performance with diabetes patients who have cardiac disease, the Company's population based Cardiac Healthways(SM) product is new to the industry. As a result, the Company anticipates that it may have to assume more risk of performance in its initial cardiac contracts than the Company has assumed in its current diabetes contracts, and, therefore, the profitability of these contracts during initial periods may be adversely affected.

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

         In particular, the Company's managed care operations are structured around its electronic medical record capability and various data interchange capabilities with its managed care customers. The underlying electronic medical record system upon which the Company's proprietary standards of care are built is licensed from an outside software company.

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

         As of June 30, 1999, the Company has completed the inventory and assessment phases of its Year 2000 Project for its critical components of operations. Remediation efforts on previously non-compliant critical components are substantially complete. Testing on the majority of these components has also been completed and implementation of the remediated components is currently underway. The Company believes that all such remediation and testing projects are either on schedule or are ahead of the original schedule as identified in its Year 2000 Project plan. As part of its Year 2000 Project, the Company has identified the electronic medical record utilized in its managed care operations as its primary mission-critical component and has initiated a planned upgrade of this software capability to a version of the base electronic medical record that the third party provider of this platform represents as Year 2000 compliant. This conversion is expected to position the Company to realize significant operating enhancements for the system in addition to Year 2000 compliance. As of June 30, 1999, this upgrade project is proceeding at or ahead of schedule and certain components of the upgraded electronic medical record that have been remediated and tested are currently being implemented.

         The Company has also surveyed its customers and critical vendors to determine their readiness for Year 2000 compliance. The Company believes that the survey and follow-up with its customers and critical vendors will be completed by August 1999. While not all responses have been received to date, no potential compliance problems have been identified with customers or critical vendors.

         Pursuant to its Year 2000 Project plan, the Company expects to have all of its critical systems and processes Year 2000 compliant by August 31, 1999. Some non-critical systems may not be addressed until after that date or until after January 2000; however, the Company believes that the potential failure of some or all of these non-critical systems does not pose a material threat to its operations. The Company believes that it will incur up to $300,000 in operating expenditures, which represents approximately 15% of the Company's information technology operating budget for the fiscal year ending August 31, 1999, to support the Year 2000 Project through completion. This estimate is based on presently available information and will be updated as the Company continues its assessment and proceeds with implementation of the Year 2000 Project. Most of these expenditures will be made during the year ended August 31, 1999. Approximately $215,000 in Year 2000 Project operating expenditures were incurred during the nine month period ended May 31, 1999. No expenditures were incurred for the Year 2000 Project during the nine month period ended May 31, 1998. In addition, the Company expects that there may be limited amounts of equipment and infrastructure capital expenditures that will be accelerated because of Year 2000 compliance issues. However, because the majority of its information technology and infrastructure capital expenditures for its managed care operations have been made within the last two years and primarily have included equipment which the Company believes will prove to be Year 2000 compliant, the Company currently anticipates that accelerated capital expenditures because of Year 2000 issues will be less than $200,000.

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

         Revenues for the three and nine month periods ended May 31, 1999 increased 32% and 43%, respectively, over the same periods in 1998. This increase in revenues resulted primarily from an increase in the average number of lives enrolled in DTCA's managed care diabetes population management contracts to approximately 90,000 lives and 83,000 lives for the three and nine month periods ended May 31, 1999, respectively, from approximately 33,000 lives and 18,000 lives for the comparable three and nine month periods, respectively, during the prior year. This increase in lives under management was primarily the result of new managed care contracts signed during fiscal 1998. The average revenue per member per month for enrollees under DTCA's managed care contracts was 26% and 47% less during the three and nine month periods ended May 31, 1999, respectively, than during the prior year periods. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of the lower-revenue Diabetes NetLink(SM) lives in the fiscal 1999 periods when compared with the fiscal 1998 periods and also as a result of higher revenues for the Diabetes NetCare(SM) lives during the prior year periods attributable to contract structures which shared healthcare cost savings and which have been replaced with per member per month fee structures in the 1999 periods. Revenues from DTCA's hospital contract operations for the three and nine month periods ended May 31, 1999 were 9% and 8% less, respectively, than hospital contract revenues for the comparable periods last year on slightly higher average number of contracts in operation for the three month periods and approximately the same average number of contracts in operation during the nine month periods. This reduction in hospital contract revenue is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with somewhat lower fees in the 1999 periods compared to the 1998 periods. The Company anticipates that DTCA revenues for the remainder of fiscal 1999 will increase over fiscal 1998 revenues primarily as a result of additional lives enrolled under its existing diabetes population management contracts with managed care payors offset somewhat by lower revenues from hospital contract operations.

         Salaries and benefits for the three and nine month periods ended May 31, 1999 increased 30% and 31%, respectively, primarily from higher staffing levels associated with increases in the number of lives enrolled in DTCA's managed care payor contracts and from increased employee incentive compensation associated with improved operating performance during the current year. Salaries and benefits as a percentage of revenues decreased to 65% and 64% for the three and nine month periods ended May 31, 1999, respectively, from 66% and 70%, respectively, for the comparable periods last year primarily as a result of improved revenue performance at its managed care contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 1999 compared with fiscal 1998 primarily as a result of increased staff required for expected increases in the number of lives enrolled under DTCA's managed care contracts.

         Other operating expenses for the three and nine month periods ended May 31, 1999 decreased 10% and increased 13%, respectively, from the comparable periods last year. The decrease for the quarter was primarily the result of lower employee recruiting and relocation expenses as well as lower legal expenses associated with the civil whistleblower lawsuit during the current period when compared to the same period last year. The increase in other operating expenses for the nine months ended May 31, 1999 resulted primarily from increased materials and other costs associated with increases in the average number of lives enrolled in DTCA's managed care payor contracts as well as from consulting fees associated with the Company's Year 2000 Project offset somewhat by lower employee recruiting and relocation costs during the current period. Other operating expenses as a percentage of revenues decreased to 21% and 22%, respectively, for the three and nine month periods ended May 31, 1999 from 30% and 28% for the comparable periods last year primarily as a result of improved revenue performance at DTCA's managed care contract operations. The Company anticipates other operating expenses will increase during the remainder of 1999 compared with fiscal 1998 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under DTCA's managed care payor contracts as well as from increased expenses associated with planned improvements in the Company's information technology capabilities including the costs associated with its Year 2000 compliance efforts.

         The increase in depreciation and amortization expense to $453,147 and $1.3 million, respectively, for the three and nine month periods ended May 31, 1999 from $295,870 and $920,846 for the comparable periods last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's diabetes population management operations for managed care payors. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 1999 compared with fiscal 1998 primarily as a result of increased information technology and other capital expenditures associated with expected increases in the number of covered lives enrolled under DTCA's managed care payor contracts as well as from growth and improvement in the Company's information technology capabilities.

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

          The Company's income tax expense for the three and nine month periods ended May 31, 1999 was $567,000 and $1.5 million, respectively, compared to an income tax expense of $48,000 and an income tax benefit of $2.2 million for the comparable periods last year. The increase in the income tax expense between these periods resulted primarily from an income tax benefit of $2.2 million associated with the stock option expense adjustment recorded during the quarter ended November 30, 1997 as well as from additional income tax expense resulting from improved profitability before consideration of the stock option expense adjustment during the three and nine month periods ended May 31, 1999. The differences between the statutory federal income tax rate of 34% and the Company's effective tax benefit rates during both periods are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

         The results of operations from discontinued operations for the nine month period ended May 31, 1998 include the Company's share of AmSurg's net income based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $345,000 during that period.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the nine months ended May 31, 1999 generated $843,721 in cash flow. Investing activities during this period used $2.3 million in cash which consisted primarily of the acquisition of property and equipment purchases for DTCA primarily associated with its expanding managed care contract operations. Financing activities for the nine months ended May 31, 1999 generated $507,047 in cash flow resulting from proceeds from the exercise of options to purchase the Company's common stock of $960,797 offset by the Company's repurchase of its stock, which reduced cash by $453,750.

         The Company believes that cash flow from DTCA operating activities and the Company's available cash balances of $12.3 million at May 31, 1999 will continue to enable the Company to fund DTCA's current working capital needs, including the working capital and capital expenditures associated with its diabetes managed care contract operations, the development of its Cardiac Healthways(SM) capabilities and the costs associated with the Company's Year 2000 compliance efforts. In addition, the Company may also utilize its cash resources to fund repurchases of the Company's common stock; as of May 31, 1999, the Company had repurchased 134,320 shares of stock pursuant to an authorization to purchase up to 400,000 shares as approved by the Company's Board of Directors in January 1998.

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



                                               American Healthcorp, Inc.
                                            --------------------------------
                                                    (Registrant)






Date       July 15, 1999                 By        /s/ Henry D. Herr
       ---------------------                --------------------------------
                                                     HENRY D. HERR
                                                Executive Vice President
                                               Finance and Administration,
                                              (Principal Financial Officer)



Date       July 15, 1999                 By      /s/ David A. Sidlowe
      ----------------------                 -------------------------------
                                                   DAVID A. SIDLOWE
                                              Vice President and Controller
                                             (Principal Accounting Officer)