Form 10-K
period 1999-08-31
AMERICAN HEALTHCORP INC /DE
filed 1999-11-29
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended August 31, 1999
                          Commission File No. 000-19364

                            AMERICAN HEALTHCORP, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                   62-1117144
-------------------------------------               --------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

                 One Burton Hills Boulevard, Nashville, TN 37215
         --------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  615-665-1122
        -----------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 12, 1999, 8,293,415 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $35,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         The operations of American Healthcorp, Inc. (the "Company"), a corporation formed in 1981, primarily consist of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes disease management services to hospitals and health plans designed to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company also recently introduced a cardiac disease management program for enrollees of health plans with cardiac disease and intends to develop or acquire a respiratory disease management program.

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, subject to stockholder approval, to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The amendment will be considered by the Company's stockholders at the Annual Meeting of Stockholders on January 25, 2000. During December 1999, the Company will begin to utilize the name American Healthways as a "doing business as" name for American Healthcorp pending approval of the proposed amendment.

         The Company's discontinued operations in fiscal 1998 and 1997 represented AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March 1997, the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution, which is described in more detail in an Information Statement provided to all holders of the Company's common stock during November 1997, was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         This Form 10-K contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below and in the "Industry Risk Considerations" section of this Form 10-K, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute contracts for health plan diabetes and cardiac disease management services and for hospital-based diabetes services; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company to negotiate favorable fee structures with health plans; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the health plans with which the Company has executed a diabetes disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully develop and implement its cardiac disease management program; the Company's ability to develop a respiratory disease management program or find a suitable acquisition candidate and close an acquisition on terms satisfactory to the Company; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing and any future litigation or judicial or administrative proceedings; the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services; and the Company's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

SOURCES OF REVENUES - DIABETES SERVICES

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 1999, 1998 and 1997:



         -------------------------------------------------------------
         Year ended August 31,              1999      1998       1997
         -------------------------------------------------------------
           Hospital Contracts                 45%       60%        91%
           Health Plan Contracts              54        39          7
           Other                               1         1          2
                                      --------------------------------
                                             100%      100%       100%
                                      --------------------------------

For information on the Company's business segments, see Note 10 - Business Segments of the Notes to the Consolidated Financial Statements.

         The Company's hospital-based diabetes treatment center business had 58 contracts in effect in 24 states at August 31, 1999. The following table presents the number of contracts in effect during the past five fiscal years:



---------------------------------------------------------------------------------------------------------
Year ended August 31,                                      1999       1998      1997      1996      1995
---------------------------------------------------------------------------------------------------------
Contracts in effect at beginning of period                   57         58        61        69        69
Contracts signed                                              9          9         6         5         9
Contracts discontinued                                       (8)       (10)       (9)      (13)       (9)
                                                      ---------------------------------------------------
Contracts in effect at end of period                         58         57        58        61        69
                                                      ===================================================

Hospital sites where services are delivered                  72         72        74        72        74
                                                      ---------------------------------------------------

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services to this population.

         Under the terms of its contracts with hospitals, the Company provides the resources that enable the hospital to develop and operate an integrated system of care for patients with diabetes that includes: (1) programs to work with physicians to identify objectives for the patient and monitor accomplishment of the objectives during the patient's stay; (2) clinical interventions for patients with diabetes; (3) an information network service that connects the hospital to the Company's dedicated nationwide resources; (4) programs for specific activities related to quality improvement, cost reduction and market share increases for patients with diabetes; and (5) programs to monitor the hospital's performance against quality indicators and processes related to diabetes patients. Also available for hospital customers are numerous other services such as (1) outpatient diabetes patient education and follow-up;
(2) programs for diabetes during pregnancy and programs for insulin pump therapy; and (3) policies and procedures to help ensure formal recognition of the diabetes program at the hospital by the American Diabetes Association.

         The Company's hospital-based centers staff consist of health professionals who have special expertise and training in diabetes. Depending upon the needs of the individual client hospital, the professional staff may include a diabetes clinical nurse specialist, a registered dietitian, an exercise specialist and a counselor. In addition, the Company generally provides a program director who is responsible for on-site program management, community relations and hospital and physician relations and a program assistant who is responsible for record-keeping, general administrative functions and providing assistance to the program director and the professional staff. Generally, all of the program staff are directed by the Company. Other personnel (nursing, ancillary and support staff) are employed and directed by the client hospital.

         The following table sets forth, as of August 31, 1999, the number and location by state of the hospitals in which the Company's diabetes treatment centers are located and the aggregate number of licensed beds in these hospitals:


----------------------------------------------------------------------
                                     Number of      Client Hospitals'
         State                Client Hospitals      Licensed Beds (1)
----------------------------------------------------------------------
Florida                                      8                  2,445
California                                   5                  1,169
Georgia                                      5                  1,599
North Carolina                               5                  1,156
Tennessee                                    5                  2,064
Pennsylvania                                 4                  1,092
Wisconsin                                    4                    757
Alabama                                      3                    842
Massachusetts                                3                    784
Missouri                                     3                    666
New York                                     3                    590
Ohio                                         3                    938
Texas                                        3                  1,361
Virginia                                     3                    547
Indiana                                      2                    822
Louisiana                                    2                    283
New Jersey                                   2                    691
Oklahoma                                     2                    537
South Carolina                               2                    649
Colorado                                     1                    250
Kentucky                                     1                    446
Michigan                                     1                    495
Nevada                                       1                    225
Utah                                         1                    128
                          --------------------------------------------
         TOTAL                              72                 20,536
                          --------------------------------------------

(1) Numbers based upon the American Hospital Association's 1998/99 Guide to the Healthcare Field.

         While the Company's revenues historically have been generated primarily by its operating contracts with hospitals, a majority of fiscal 1999 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for individuals with diabetes enrolled in their plans. The Company believes that a substantial portion of its future revenue growth will result from diabetes disease management contracts and other types of disease management contracts with health plans. Implementation of the Company's first diabetes disease management contracts with health plans occurred in fiscal 1996. The diabetes disease management products enable the Company to assist enrollees and the providers of healthcare in the health plan with specific diabetes care and treatment as well as provide assistance for the overall needs of populations of individuals with diabetes. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care for the treatment of the disease is provided to enrollees with diabetes and that this focus will reduce both the short-term and long-term healthcare costs of these enrollees by ultimately reducing or preventing the devastating and costly complications of diabetes.

         At August 31, 1999, the Company also had contracts with eight health plans to provide diabetes disease management services to 36 HMO markets. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(SM) and its Diabetes NetLink(SM) products as of August 31, 1999, 1998, 1997 and 1996 is presented on the following table.



         -------------------------------------------------------------------------------------------------
         At August 31,                                         1999         1998        1997        1996
         -------------------------------------------------------------------------------------------------
         Covered lives under management:
           Diabetes NetCare(SM)                               50,875       52,390      11,404         100
           Diabetes NetLink(SM)                               60,322        4,902           -           -
                                                        --------------------------------------------------
         Total covered lives under management                111,197       57,292      11,404         100
                                                        --------------------------------------------------



Covered lives at August 31, 1999 exclude 21,000 Diabetes NetLink(SM) contract lives under existing contracts that are scheduled for implementation subsequent to August 31, 1999 and include approximately 3,000 NetCare(SM) lives under a contract that will be discontinued December 31, 1999. In addition, subsequent to August 31, 1999, contracts and letters of intent for an additional 41,000 lives in 13 markets with three new customers and two existing customers have been signed and include the first Cardiac Healthways(SM) agreement covering approximately 2,500 enrollees with cardiac disease. Most of the remainder of the lives under agreements subsequent to August 31, 1999 will be enrolled in the Company's Diabetes NetLink(SM) program.

         Pursuant to the Company's diabetes disease management contracts, the Company provides clinical and support staff who are responsible for coordinating and supporting the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by the Company and have been approved by the medical leadership at each health plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the health plan's network of providers. The Company provides its services under two distinct delivery models reflecting the needs and population concentration of each health plan customer. Under both delivery models, the Company's services are designed to coordinate and integrate the healthcare needs of the member population, to improve and promote compliance with generally recognized and evidence-based diabetes standards of care, to improve the overall health status of the population, and, as a result, reduce their overall cost of care. In its Diabetes NetCare(SM) delivery model, the Company's professional staff are located in the health plan's market area and work directly with the network health care providers, as well as by mail and phone, in the delivery of the diabetes disease management program. The Company's Diabetes NetLink(SM) delivery model utilizes a central staff located at its Nashville, Tennessee call center to provide member and provider services. The central activities provided by the Company's call center staff are augmented by services provided locally to providers by health plan personnel. In addition to the Nashville call center, the Company has completed the construction of an additional call center in Phoenix, Arizona which will commence operations at the end of the first quarter of fiscal 2000. The two call centers have a combined service capacity of approximately 200,000 lives.

         Diabetes disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of diabetes patients and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. This system is currently being upgraded to enable the system to handle additional diseases other than diabetes from a common platform, and to increase the Company's call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also recently developed an internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of the capabilities of its internet communication technology. It is anticipated that these upgrades to this system will begin to be installed during January 2000 and will continue through the remainder of fiscal 2000. The capital expenditures required during fiscal 2000 to upgrade the Company's information technology capability, to complete the Phoenix call center and to add the number of lives currently under contract totals approximately $4.5 million.

         The Company also operates through Arthritis and Osteoporosis Care Center, Inc. ("AOCC"), a wholly-owned subsidiary of the Company, two arthritis and osteoporosis treatment centers in Nashville, Tennessee and Toledo, Ohio. These centers are designed as comprehensive treatment centers providing the resources to meet all of the needs of individuals with arthritis and osteoporosis in one location. In addition, the Company has contracted with five of its diabetes treatment center hospitals to provide osteoporosis treatment expertise as a supplement to its diabetes treatment services. Revenues and profits from osteoporosis services were not material to the Company's operations during fiscal 1999.

BUSINESS STRATEGY

         The Company's strategy is to develop additional relationships with health plans and to further develop and expand its hospital-based diabetes treatment center business. During fiscal 1999, the Company introduced its comprehensive cardiac disease management program, Cardiac Healthways(SM), for health plans and plans to develop or acquire a respiratory disease management program. It is the Company's strategy to provide health plans with programs that address the needs of enrollees with each of these chronic diseases and to support the management of these diseases from a common clinical, information technology and business platform. The Company anticipates that it will utilize its state-of-the-art call center and medical information technologies to gain a competitive advantage in delivering its health plan decease management services.

         The Company has been marketing its Cardiac Healthways(SM) program since the third quarter of fiscal 1999 and subsequent to August 31, 1999 has entered into a letter of intent with a health plan to provide disease management services that include cardiac services to approximately 2,500 enrollees with cardiac disease beginning during the second quarter of fiscal 2000. While the Company has also made proposals to health plans that include respiratory disease management services, these proposals have been made in conjunction with a privately-owned respiratory disease management company that would provide these services to the health plan. It is anticipated that the Company will continue to make such joint proposals until it has developed or acquired its own respiratory disease management capabilities. It is the Company's intent to have this respiratory capability by the end of calendar 2000.

INDUSTRY RISK CONSIDERATIONS

         In the process of the Company's execution of its business strategy, its operations and financial condition are subject to certain risks. The primary industry risks are described below and readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to the Company and is intended only as a summary of certain material factors that impact its operations in the industry in which it operates.

More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

         The healthcare industry in which the Company operates is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue and possibly intensify. While the Company believes that its products are geared specifically to assist health plans and hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on the ability of or the length of time required by the Company to sign new health plan and hospital contracts. In addition, this focus on cost reduction may result in increased focus from health plan and hospital customers on contract restructurings that reduce the fees paid to the Company for the Company's services.

         The healthcare industry and the HMO industry in particular are the subjects of considerable legislative and legal initiatives relative to various "patient rights" issues and legal liability issues. While the Company believes that its products for health plans provide patient and physician focused chronic disease management services that assure that appropriate treatment for chronic disease enrollees is provided and, therefore, should be seen as enhancing access to better care, the time required to deal with overall "patient rights" and legal liability issues may detract from the time necessary for health plans to evaluate and implement new programs such as those provided by the Company.

         The hospital and managed care industries are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company's ability to effectively deliver its services. The current focus on legislative efforts to protect the confidentiality of patient identifiable medical information is one such example. While the Company believes that its ability to obtain this information for disease management purposes from a health plan with which it has contracted is protected in recently released proposed medical record confidentiality federal regulations addressing this issue, new federal or state legislation or regulation in this area which restricts the availability of this information to the Company or which leaves uncertainty as to whether disease management is an allowable use of patient identifiable medical information would have a negative impact on its health plan disease management operations.

         Broadly written Medicare fraud and abuse laws and regulations which are subject to varying interpretations also may expose the Company to potential civil and criminal litigation regarding the structure of current and past contracts entered into with hospital and health plan customers such as the civil lawsuit filed against the Company in 1994 as discussed later in this Annual Report on Form 10-K. While the Company believes that its operations do not violate the provisions of the fraud and abuse statutes and regulations, no assurances can be given that private individuals acting on behalf of the United States government in return for a portion of potential penalties or recoveries obtained from the Company or government enforcement agencies themselves will not pursue a claim against the Company under a new or differing interpretation of these statutes and regulations.

         The disease management industry, which is growing rapidly, is a relatively new segment of the overall health care industry and which has many entrants marketing various services and products labeled as disease management. The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at demand management. Because the industry is new, health plan purchasers of these services have not had experience purchasing, evaluating or monitoring such services. While the Company believes that its many years of experience in treating chronic diseases, the clinical depth of the Company's programs and the documented positive population-based financial and clinical outcomes experienced by the Company's health plan customers provide it with a clear product differentiation, the existence of numerous competing disease management products and contracting structures in an industry with a relatively short history has created and may continue to create confusion in the contracting process for these services. In addition, because the industry is still relatively new and health plans are just beginning to enter into disease management contracts, the Company has a significant concentration of its revenues represented by contracts with two health plans, Highmark, Inc. (Blue Cross and Blue Shield of Western Pennsylvania) and CIGNA Healthcare, which in total for fiscal 1999 accounted for 43% of the Company's revenues. Until additional significant health plan contracts are signed by the Company, the Company can be negatively impacted by the loss or restructuring of a contract with a single large health plan customer.

         The disease management industry is dependent on the effective use of information technology. While the Company believes that its state of the art electronic medical record and call center technology provides it with a competitive advantage in the industry, the Company expects to continually invest in updating this technology and, in some cases, such as those discussed in this Annual Report on Form 10-K, is required to make systems investments in advance of the generation of revenue by these investments. In addition, these system requirements expose the Company to technology obsolescence risks. Accordingly, the Company amortizes its computer software and hardware over periods ranging from three to five years.

         While the Company believes that it has been successful in identifying, addressing and correcting its internal Year 2000 information system risks, it will be dependent on the success of its health plan and hospital customers, and also many health care payors such as the federal government who provide funding for its hospital customers and for certain aspects of health plan customer operations, in dealing with Year 2000 compliance. Failure of the systems of these customers or those who provide funding for the operations of these customers could have a material adverse impact on the Company.

         Healthcare industry stock prices and the Company's stock price in particular may be volatile. The stock's volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to the Company or by the market's perception of the Company's operations and future prospects. Many of these perceptions are beyond the ability of the Company to control. In addition, the Company's stock is not heavily traded and therefore the ability to achieve relatively quick liquidity without a negative impact on the stock price may be limited.

OPERATIONAL RELATIONSHIP WITH CLIENTS

         In the Company's typical hospital relationship, the Company is retained to be the service-line manager for the client hospital's diabetes treatment services. The hospital provides all equipment and furnishings needed for the diabetes program and is responsible for routine patient services including admissions, nursing care, housekeeping, laboratory and other ancillary services, and billing and collections for all patients. The Company staff is responsible for coordinating and supporting the hospital's overall care for patients with diabetes. The Company provides corporate support to each client hospital and to the on-site Company staff in the areas of community relations, staff training and education, financial analysis, clinical programming and management, quality assurance, utilization review and ongoing program development and refinement.

         The Company typically sends one monthly bill to each client hospital, and is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services. Health insurance, including Medicare and Medicaid, cover charges incurred on an inpatient basis on the same basis as non-diabetes related inpatient episodes. Many insurance plans, including Medicare, also provide coverage for outpatient education services for people with diabetes.

         Pursuant to the Company's diabetes disease management contracts, the Company provides clinical and support staff who are responsible for coordinating and supporting the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by the Company and have been approved by the medical leadership at each health plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the health plan's network of providers. The Company provides its services under two distinct delivery models reflecting the needs and population concentration of each health plan customer. Under both delivery models, the Company's services are designed to coordinate and integrate the healthcare needs of the member population, to improve and promote compliance with generally recognized and evidence-based diabetes standards of care, to improve the overall health status of the population, and, as a result, reduce their overall cost of care. In its Diabetes NetCare(SM) delivery model, the Company's professional staff are located in the health plan's market area and work directly with the network health care providers, as well as by mail and phone, in the delivery of the diabetes disease management program. The Company's Diabetes NetLink(SM) delivery model utilizes a central staff located at its Nashville, Tennessee call center to provide member and provider services. The central activities provided by the Company's call center staff are augmented by services provided locally to providers by health plan personnel. In addition to the Nashville call center, the Company has completed the construction of an additional call center in Phoenix, Arizona which will commence operations at the end of the first quarter of fiscal 2000. The two call centers have a combined service capacity of approximately 200,000 lives.

CONTRACTUAL RELATIONSHIP WITH CLIENTS

         The Company has a variety of contractual relationships with its client hospitals. Fee structures under the hospital contracts consist of either fixed management fees, incentive-based fees or a combination thereof. Incentive arrangements generally provide for fee payments to the Company based on changes in the client hospital's market share of diabetes patients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the Company program for center professional personnel, medical director fees and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. Recent trends in contracting with hospitals are resulting in new and renewed contracts that consist primarily of fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company's revenues and profitability.

         The Company's initial health plan contracts for diabetes disease management services that were entered into during fiscal 1996 and fiscal 1997 were "shared savings" Diabetes NetCare(SM) contracts with initial terms of five years. Healthcare cost savings resulting from the Company's programs at these health plan sites were shared with the health plan according to ratios set forth in the respective contracts. Under these arrangements, the Company was at risk for the costs of operating its program and the health plans were at risk for 100% of their members' healthcare costs. Because of ramp-up periods prior to the generation of healthcare cost savings and the normal time lag associated with claims information necessary to evaluate cost savings, the Company's profitability was negatively affected during the first 12 months of operation at each site. During fiscal 1998 and 1999 all new Diabetes NetCare(SM) and Diabetes NetLink(SM) contracts signed with health plans were based on per member per month payments to the Company for the health plan's enrollees who have diabetes and participate in the Company's programs. In most of these contracts, individuals with diabetes in these plans are automatically enrolled in the Company's program but are permitted to decline to participate. Historically, less than 2% decline to participate. These contracts were generally for terms of three years with provisions for subsequent renewal and typically provided that between 15% and 30% of the per member per month fee is at risk subject to the Company's performance against clinical and financial cost savings criteria. The structures of the health plan contracts signed during fiscal 1998 and 1999 significantly reduced or eliminated the start-up losses that have been experienced under the health plan contracts signed during fiscal 1996 and 1997.

         In addition, during fiscal 1998 all health plan contracts signed during fiscal 1996 and 1997 were converted to per member per month structures or were terminated as part of a mutual agreement reached with Coventry Healthcare to discontinue six Diabetes NetCare(SM) site operations at Principal Healthcare HMOs acquired by Coventry Healthcare during fiscal 1998. The Company recorded an additional $1.8 million in pretax profit in connection with the termination of these contracts. Consequently, as of August 31, 1999, the Company did not have any "shared savings" contracts with health plans for its diabetes disease management products.

         During fiscal 1999 and during the initial months of fiscal 2000, the Company's disease management services were extended to additional health plan sites or health plan products by several of its health plan customers by additions to the initial contracts. Additionally, subsequent to August 31, 1999, the stated term of an agreement with CIGNA Healthcare to provide Diabetes NetLink(SM) services was extended from October 31, 2001 to September 30, 2004 and also included the addition of approximately 16,000 covered lives at nine additional health plan sites to be managed for CIGNA Healthcare bringing the total lives under this contract to over 75,000. While no assurances can be provided that this trend of additional lives from existing health plan customers will continue in fiscal 2000, the Company anticipates further extension of services to additional health plan sites and products of its existing health plan customers during fiscal 2000.

         The Company anticipates that additional disease management contracts that the Company may sign with health plans may take one of several forms, including some form of shared savings of overall enrollee healthcare costs, per member per month payments to the Company to cover its services to enrollees, or some combination of these arrangements. Because of a lack of operating history for its recently introduced Cardiac Healthways(SM) program and for its to-be-developed or acquired respiratory disease program, the Company may have to assume more performance risk in contracts for these new programs than it currently has assumed in its existing diabetes health plan contracts.

         During fiscal year ended August 31, 1999, approximately 43% of the Company's revenues were derived from contracts with two health plans. The loss of either of these contracts or a reduction in the profitability of these contracts would have a material negative impact on the Company's financial operations. During fiscal year ended August 31, 1998, approximately 32% of the Company's revenues were derived from contracts with two health plans and 11% were derived from one group of hospitals owned by Columbia/HCA Healthcare Corporation.

         Revenues under the Company's contracts with hospitals and health plans are recorded as services are provided. Adjustments for performance under the terms of the contracts and for other factors impacting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. Management believes it has adequately provided in its financial statements for any potential adjustments that may be applied to revenues from its contracts.

OPERATING CONTRACT RENEWALS

         The Company's hospital contract revenues are dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company's revenues and profitability. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, a hospital's need to reduce the hospital's operating costs including the short-term reduction of costs associated with elimination of the Company's program or the contract's performance.

         During fiscal 1999, 15 hospital contracts were renewed. Several of these renewals included contract rate reductions which the Company has traditionally undertaken to maintain favorable long-term contractual relationships. Also during fiscal 1999, eight hospital contracts were discontinued. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce hospital costs because of constrained hospital revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2000, 29 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         The Company's health plan contract revenues are also dependent upon the contractual relationships it establishes and maintains with client health plans to provide disease management services to their members. The terms of these health plan contracts generally range from three to five years and are subject to periodic renegotiations and renewal that may include changes in fee structure. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the Company anticipates that, as additional experience is gained by our customers and by the Company in delivering services to chronic disease populations, one or more of these contracts may be restructured prior to the end of the term of the original contract. No assurances can be given that the results of any future restructurings would not have a material negative impact on the Company's results of operations.

         During fiscal 1999, a contract with a health plan formerly owned by Principal Healthcare was terminated by mutual agreement with the new owner of that health plan. During fiscal 2000, one health plan contract covering less than 1,000 lives will terminate unless renewed. However, several health plan contracts provide for early termination by the health plan if the Company does not meet certain performance standards.

         Subsequent to August 31,1999, the Company and a health plan customer mutually decided to terminate a pilot program contract begun during fiscal 1998 covering approximately 3,000 lives under a Diabetes NetCare(SM) arrangement. The Company also provides Diabetes NetCare(SM) services to this customer at other locations, which have not been affected by this pilot project termination. The loss of this contract is not expected to have a material negative impact upon the Company's profitability in fiscal 2000.

PHYSICIAN RELATIONSHIPS

         In several of its hospital contracts, the Company contracts with leading physicians in that community who specialize in the treatment of diabetes to serve as medical directors or associate medical directors of the diabetes hospital-based treatment center. These physicians, who are independent contractors with the Company or, in certain circumstances, with the client hospital, remain in private practice and are responsible for billing and collecting for their personal professional services. In addition, these physicians receive a fixed annual stipend under their contracts for providing specific services to the diabetes treatment center in the areas of medical supervision, liaison with the hospital's medical staff, quality control and staff education. These contracts generally have terms of one year with renewal options and generally cannot be extended beyond the terms of the related hospital contract.

         The Company's health plan operations have no contractual relationships with physicians for the delivery of patient care services. The Company's diabetes disease management programs serve as a resource to the health plan's network physicians in the delivery of care to enrollees with diabetes. At the Company's Diabetes NetCare(SM) locations, the Company typically contracts at an hourly rate with one or more physicians in the health plan's local provider network to provide the Company with medical supervision in the delivery of its program and also to assist the Company in its relationship with other physicians and provider members of the health plan's provider network.

COMPETITION

         The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. The Company's principal competition for its hospital treatment center business is from hospitals that have basic programs for treating patients with diabetes. Generally, hospitals have not committed the time, personnel or financial resources necessary to establish and maintain comprehensive diabetes treatment services comparable to the services offered by the Company's diabetes treatment centers. Other companies, including major pharmaceutical companies, healthcare providers and organizations that provide services to health plan organizations, which may have greater financial, research, staff, and marketing resources than the Company, are marketing diabetes, cardiac and respiratory disease management services to health plans or have announced an intention to offer such services. While the Company believes it has advantages over its competitors because of its state-of-the-art call center technology linked to its proprietary medical information technology, the comprehensive clinical nature of its product offerings, its established reputation in the provision of diabetes care and the financial and clinical outcomes from its health plan programs, there can be no assurance that the Company can compete effectively with these companies.

GOVERNMENTAL REGULATION

         While the Company itself is not directly subject to many of the governmental and regulatory requirements affecting healthcare delivery, its client hospitals and health plans must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal buildings codes, health codes and local fire departments. Certain professional healthcare employees of the Company, such as nurses, are subject to individual licensing requirements.

         The Company is indirectly affected by changes in the laws governing hospital and health plan reimbursement under governmental programs such as Medicare and Medicaid. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall federal healthcare spending. Recent federal legislation such as the Balanced Budget Act of 1997 have or will significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively impacting hospital revenues and operations. There can be no assurance that these changes or future legislative initiatives or government regulation would not adversely affect the Company's operations or reduce the demand for its services.

         Various federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The "fraud and abuse" provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal health care programs (which includes Medicare, Medicaid, TriCare and other federally funded health programs). While the Company believes that its business arrangements with its client hospitals, health plans and medical directors are in compliance with these statutes, these fraud and abuse provisions are broadly written and the full extent of their application is not yet known. The Company is therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

         The hospital and managed care industries are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company's ability to effectively deliver its services. The current focus on legislative efforts to protect the confidentiality of patient identifiable medical information is one such example. While the Company believes that its ability to obtain this information for disease management purposes from a health plan with which it has contracted is protected in recently released proposed medical record confidentiality federal regulations addressing this issue, new federal or state legislation or regulation in this area which restricts the availability of this information to the Company or which leaves uncertainty as to whether disease management is an allowable use of patient identifiable medical information would have a negative impact on its health plan disease management operations.

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

EMPLOYEES

         As of August 31, 1999, the Company had 471 full-time employees and 139 part-time employees in the following general classifications: 297 nurses; 57 other healthcare professionals, including counselors, dietitians and exercise therapists; 129 center and health plan site management and administrative personnel; and 127 operations support and Company management personnel. The Company's employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.

ITEM 2. PROPERTIES

         The Company's corporate and primary service support office is located in Nashville, Tennessee and contains approximately 39,000 square feet of office space, which the Company leases pursuant to an agreement which expires in December 1999. The Company subleases to AmSurg approximately 15,000 square feet of its corporate headquarters pursuant to a sublease which also expires in December 1999. Upon the expiration of the current lease, the Company is relocating its corporate and primary service support office to a new location in Nashville which contains approximately 44,000 square feet pursuant to a lease agreement which expires in September 2007. This new lease will require the Company to expend approximately $1.6 million on leasehold improvements. The Company also has seven office space leases associated with its current health plan contract services including its two call center locations for an aggregate of approximately 49,000 square feet of space for terms of three to ten years. All of the Company's diabetes and arthritis and osteoporosis treatment centers are located in hospital-based units for which the Company pays no rent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of August 31, 1999. Executive officers of the Company serve at the pleasure of the Board of Directors.


          Employee                       Age                                      Position
-----------------------------          ---------         ------------------------------------------------------------
 Thomas G. Cigarran                       57             Chairman of the Board and Chief Executive Officer since
                                                         1988, President and Director since 1981. Chairman of the
                                                         Board of AmSurg since 1992. President and Chief Executive
                                                         Officer of AmSurg from 1992 to 1998.

 Henry D. Herr                            53             Executive Vice President-Finance and Administration since
                                                         1986, Chief Financial Officer since 1981, Secretary and
                                                         Director since 1988. Director of AmSurg since 1992.
                                                         Vice President and Secretary of AmSurg from 1992 to 1998.

 Robert E. Stone                          53             Senior Vice President since 1981.

 David A. Sidlowe                         49             Vice President since 1984, Controller since 1982.

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


                                           Common Stock
                                              Prices
                                      ------------------------
                                            High         Low
                                      ------------------------
Year ended August 31, 1999
  First Quarter                            $12.13      $ 7.00
  Second Quarter                            11.88        9.38
  Third Quarter                             11.38        7.00
  Fourth Quarter                             9.13        6.38

Year ended August 31, 1998
  First Quarter                             14.13       10.63
  Second Quarter                             8.63        6.25
  Third Quarter                             11.13        8.13
  Fourth Quarter                            11.38        8.00


(b)  Holders

         At November 12, 1999 there were approximately 2,000 holders of the Company's Common Stock, including 128 stockholders of record.

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

Item 6.  Selected Financial Data


------------------------------------------------------------------------------------------------------------------------
Year ended and at August 31,                              1999           1998           1997          1996         1995
------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands except per share data)

Operating Data:
  Revenues                                             $ 50,052       $ 41,167       $ 30,537       $31,403      $36,583
                                                       -----------------------------------------------------------------
  Expenses:
   Salaries and benefits                                 31,362         26,473         21,437        19,866       18,878
   Other operating expenses                              11,203         11,084          8,702         7,254       10,865
   Depreciation and amortization                          1,805          1,308          1,342         1,273        1,339
   Interest                                                  --              1              6             5            7
   Spin-off stock option adjustment                          --          5,770             --            --           --
                                                       -----------------------------------------------------------------
     Total expenses                                      44,370         44,636         31,487        28,398       31,089
                                                       -----------------------------------------------------------------
  Income (loss) before income taxes
      and discontinued operations                         5,682         (3,469)          (950)        3,005        5,494
    Income tax expense (benefit)                          2,365         (1,148)          (207)          544        2,252
                                                       -----------------------------------------------------------------
  Income (loss) from continuing operations                3,317         (2,321)          (743)        2,461        3,242
    Discontinued operations                                  --             57           (940)          799          674
                                                       -----------------------------------------------------------------
  Net income (loss)                                    $  3,317       $ (2,264)      $ (1,683)      $ 3,260      $ 3,916
                                                       -----------------------------------------------------------------

  Basic income (loss) per share:
    From continuing operations                         $   0.40       $  (0.29)      $  (0.09)      $  0.31      $  0.40
    From discontinued operations                             --           0.01          (0.12)         0.10         0.08
                                                       -----------------------------------------------------------------
                                                       $   0.40       $  (0.28)      $  (0.21)      $  0.41      $  0.48
                                                       -----------------------------------------------------------------

  Diluted income (loss) per share:
    From continuing operations                         $   0.37       $  (0.29)      $  (0.09)      $  0.30      $  0.40
    From discontinued operations                             --           0.01          (0.12)         0.10         0.08
                                                       -----------------------------------------------------------------
                                                       $   0.37       $  (0.28)      $  (0.21)      $  0.40      $  0.48
                                                       -----------------------------------------------------------------

  Weighted average common shares and equivalents:
    Basic                                                 8,319          8,081          8,022         7,980        8,121
    Diluted                                               8,924          8,081          8,022         8,161        8,211

Balance Sheet Data:
  Cash and cash equivalents                            $ 13,501       $ 13,244       $ 12,227       $12,562      $11,076
  Working capital                                        14,014         10,859         11,564        13,324       11,089
  Net assets of discontinued operations                      --             --         16,407        16,361       14,695
  Total assets                                           41,014         36,857         49,373        48,943       45,873
  Other long-term liabilities                             2,820          2,446          2,186         2,657        2,156
  Stockholders' equity                                   30,954         26,606         40,441        41,611       38,299

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The operations of American Healthcorp, Inc. (the "Company"), a corporation formed in 1981, primarily consist of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes disease management services to hospitals and health plans designed to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company also recently introduced a cardiac disease management program for enrollees of health plans with cardiac disease and intends to develop or acquire a respiratory disease management program.

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, subject to stockholder approval, to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The amendment will be considered by the Company's stockholders at the Annual Meeting of Stockholders on January 25, 2000. During December 1999, the Company will begin to utilize the name American Healthways as a "doing business as" name for American Healthcorp pending approval of the proposed amendment.

         The Company's discontinued operations in fiscal 1998 and 1997 represented AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March 1997, the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution, which is described in more detail in an Information Statement provided to all holders of the Company's common stock during November 1997, was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute contracts for health plan diabetes and cardiac disease management services and for hospital-based diabetes services; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company to negotiate favorable fee structures with health plans; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes in the health plans with which the Company has executed a diabetes disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully develop and implement its cardiac disease management program; the Company's ability to develop a respiratory disease management program or find a suitable acquisition candidate and close an acquisition on terms satisfactory to the Company; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing and any future litigation or judicial or administrative proceedings; the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services; and the Company's ability and the ability of its customers and vendors to prepare their mission-critical information technology resources to handle Year 2000 processing requirements. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 1999, 1998 and 1997:



------------------------------------------------------------
Year ended August 31,             1999       1998      1997
------------------------------------------------------------
  Hospital Contracts                45%        60%       91%
  Health Plan Contracts             54         39         7
  Other                              1          1         2
                             -------------------------------
                                   100%       100%      100%
                             -------------------------------


         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services to this population. The Company has a variety of contractual relationships with its client hospitals. Fee structures under the hospital contracts consist of either fixed management fees, incentive-based fees or a combination thereof. Incentive arrangements generally provide for fee payments to the Company based on changes in the client hospital's market share of diabetes patients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the Company's program for center professional personnel, medical director fees and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. Recent trends in contracting with hospitals are resulting in new and renewed contracts that consist primarily of fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company's revenues and profitability.

         The following table presents the number of hospital contracts in effect and the number of hospital sites where the Company's services were provided under the terms of these contracts or was in the process of initiating operations as of the end of fiscal years 1999, 1998 and 1997. The number of hospital contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by the Company.


---------------------------------------------------------------------------
As of August 31,                              1999        1998        1997
---------------------------------------------------------------------------
Hospital Contracts                              58          57          58
Hospital sites where services
  are provided                                  72          72          74


         The components of changes to the total number of hospital contracts and hospital sites under these contracts for fiscal years 1999, 1998 and 1997 are presented below.




-----------------------------------------------------------------------------------------------------------------
Year ended August 31,                    1999                        1998                        1997
-----------------------------------------------------------------------------------------------------------------
                                 Contracts      Sites        Contracts      Sites        Contracts      Sites
                               --------------------------  --------------------------  --------------------------
Total contracts/sites at
 beginning of period                    57          72              58          74              61          72
New contracts/sites
 signed                                  9          19               9          12               6          11
Contracts/sites
 discontinued                           (8)        (19)            (10)        (14)             (9)         (9)
                               --------------------------  --------------------------  --------------------------
Total contracts/sites at
 end of period                          58          72              57          72              58          74
                               ----------------------------------------------------------------------------------

         During fiscal 1999, 15 hospital contracts were renewed. Several of these renewals included contract rate reductions which the Company has traditionally undertaken to maintain favorable long-term contractual relationships. Also during fiscal 1999, eight hospital contracts were discontinued. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2000, 29 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         While the Company's revenues historically have been generated primarily by its operating contracts with hospitals, a majority of fiscal 1999 revenues were generated from programs that are designed to assist health plans in reducing the healthcare costs and improving the quality of care for individuals with diabetes enrolled in their plans. The Company believes that a substantial portion of its future revenue growth will result from diabetes disease management contracts and other types of disease management contracts with health plans. Implementation of the Company's first diabetes disease management contracts with health plans occurred in fiscal 1996. The diabetes disease management products enable the Company to assist enrollees and the providers of healthcare in the health plan with specific diabetes care and treatment as well as provide assistance for the overall needs of populations of individuals with diabetes. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care for the treatment of the disease is provided to enrollees with diabetes and that this focus will reduce both the short-term and long-term healthcare costs of these enrollees by ultimately reducing or preventing the devastating and costly complications of diabetes.

         Pursuant to the Company's diabetes disease management contracts, the Company provides clinical and support staff who are responsible for coordinating and supporting the treatment of individuals with diabetes in accordance with treatment standards and protocols that have been developed by the Company and have been approved by the medical leadership at each health plan. The actual treatment of the individuals is provided by physicians and hospitals who are part of the health plan's network of providers. The Company provides its services under two distinct delivery models reflecting the needs and population concentration of each health plan customer. Under both delivery models, the Company's services are designed to coordinate and integrate the healthcare needs of the member population, to improve and promote compliance with generally recognized and evidence-based diabetes standards of care, to improve the overall health status of the population, and, as a result, reduce their overall cost of care. In its Diabetes NetCare(SM) delivery model, the Company's professional staff are located in the health plan's market area and work directly with the network health care providers, as well as by mail and phone, in the delivery of the diabetes disease management program. The Company's Diabetes NetLink(SM) delivery model utilizes a central staff located at its Nashville, Tennessee call center to provide member and provider services. The central activities provided by the Company's call center staff are augmented by services provided locally to providers by health plan personnel. In addition to the Nashville call center, the Company has completed the construction of an additional call center in Phoenix, Arizona which will commence operations at the end of the first quarter of fiscal 2000. The two call centers have a combined service capacity of approximately 200,000 lives.

         Diabetes disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of diabetes patients and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. This system is currently being upgraded to enable the system to handle additional diseases other than diabetes from a common platform and to increase the Company's call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also recently developed an internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of the capabilities of its internet communication technology. It is anticipated that these upgrades to this system will begin to be installed during January 2000 and will continue through the remainder of fiscal 2000. The capital expenditures required during fiscal 2000 to upgrade the Company's information technology capability, to complete the Phoenix call center and to add the number of lives currently under contract totals approximately $4.5 million.

         As of August 31, 1999, the Company had contracts with eight health plans to provide diabetes disease management services to 36 health plan markets. The number of covered lives under management pursuant to these contracts for its Diabetes NetCare(SM) and its Diabetes NetLink(SM) products as of August 31, 1999, 1998 and 1997 is presented on the following table.


-----------------------------------------------------------------------------------
At August 31,                                         1999        1998        1997
-----------------------------------------------------------------------------------
Covered lives under management:
  Diabetes NetCare(SM)                               50,875      52,390     11,404
  Diabetes NetLink(SM)                               60,322       4,902          -
                                               ------------------------------------
Total covered lives under management                111,197      57,292     11,404
                                               ------------------------------------


Covered lives at August 31, 1999 exclude 21,000 Diabetes NetLink(SM) contract lives under existing contracts that are scheduled for implementation subsequent to August 31, 1999 and include approximately 3,000 Diabetes NetCare(SM) lives under a contract that will be discontinued December 31, 1999. In addition, subsequent to August 31, 1999, contracts and letters of intent for an additional 41,000 lives in 13 markets with three new customers and two existing customers have been signed and include the first Cardiac Healthways(SM) agreement covering approximately 2,500 enrollees with cardiac disease. Most of the remainder of the lives under agreements subsequent to August 31, 1999 will be enrolled in the Company's Diabetes NetLink(SM) program.

         The Company's health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with client health plans to provide disease management services to their members. The terms of these health plan contracts generally range from three to five years and are subject to periodic renegotiations and renewal that may include changes in fee structure. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the Company anticipates that, as additional experience is gained by our customers and by the Company in delivering services to chronic disease populations, one or more of these contracts may be restructured prior to the end of the term of the original contract. No assurances can be given that the results of any future restructurings would not have a material negative impact on the Company's results of operations.

         The Company's initial health plan contracts for diabetes disease management services that were entered into during fiscal 1996 and fiscal 1997 were "shared savings" Diabetes NetCare(SM) contracts with initial terms of five years. Healthcare cost savings resulting from the Company's programs at these health plan sites were shared with the health plan according to ratios set forth in the respective contracts. Under these arrangements, the Company was at risk for the costs of operating its program and the health plans were at risk for 100% of their members' healthcare costs. Because of ramp-up periods prior to the generation of healthcare cost savings and the normal time lag associated with claims information necessary to evaluate cost savings, the Company's profitability was negatively affected during the first 12 months of operation at each site. During fiscal 1998 and 1999 all new Diabetes NetCare(SM) and Diabetes NetLink(SM) contracts signed with health plans were based on per member per month payments to the Company for the health plan's enrollees who have diabetes and participate in the Company's programs. In most of these contracts, individuals with diabetes in these plans are automatically enrolled in the Company's program but are permitted to decline to participate. Historically, less than 2% decline to participate. These contracts are generally for terms of three years with provisions for subsequent renewal and typically provide that between 15% and 30% of the per member per month fee is at risk subject to the Company's performance against clinical and financial cost savings criteria. The structures of the health plan contracts signed during fiscal 1998 and 1999 significantly reduced or eliminated the start-up losses that have been experienced under the health plan contracts signed during fiscal 1996 and 1997.

         In addition, during fiscal 1998 all health plan contracts signed during fiscal 1996 and 1997 were converted to per member per month structures or were terminated as part of a mutual agreement reached with Coventry Healthcare to discontinue six Diabetes NetCare(SM) site operations at Principal Healthcare HMOs acquired by Coventry Healthcare during fiscal 1998. Consequently, as of August 31, 1999, the Company did not have any "shared savings" contracts with health plans for its diabetes disease management products.

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

         During fiscal 1999, a contract with a health plan formerly owned by Principal Healthcare was terminated by mutual agreement with the new owner of that health plan. During fiscal 2000, one health plan contract covering less than 1,000 lives will terminate unless renewed. However, several health plan contracts provide for early termination by the health plan if the Company does not meet certain performance standards.

         Subsequent to August 31,1999, the Company and a health plan customer mutually decided to terminate a pilot program contract begun during fiscal 1998 covering approximately 3,000 lives under a Diabetes NetCare(SM) arrangement. The Company also provides Diabetes NetCare(SM) services to this customer at other locations, which have not been affected by this pilot project termination. The loss of this contract is not expected to have a material negative impact upon the Company's profitability in fiscal 2000.

         During fiscal 1999 and during the initial months of fiscal 2000, the Company's disease management services were extended to additional health plan sites or health plan products by several of its health plan customers by additions to the initial contracts. Additionally, subsequent to August 31, 1999, the stated term of an agreement with CIGNA Healthcare to provide Diabetes NetLink(SM) services was extended from October 31, 2001 to September 30, 2004 and also included the addition of approximately 16,000 covered lives at nine additional health plan sites to be managed for CIGNA Healthcare bringing the total lives under this contract to over 75,000. While no assurances can be provided that this trend of additional lives from existing health plan customers will continue in fiscal 2000, the Company anticipates further extension of services to additional health plan sites and products of its existing health plan customers during fiscal 2000.

         The Company's strategy is to develop additional relationships with health plans and to further develop and expand its hospital-based diabetes treatment center business. During fiscal 1999, the Company introduced its comprehensive cardiac disease management program, Cardiac Healthways(SM), for health plans and plans to develop or acquire a respiratory disease management program. It is the Company's strategy to provide health plans with programs that address the needs of enrollees with each of these chronic diseases and to support the management of these diseases from a common clinical, information technology and business platform. The Company anticipates that it will utilize its state-of-the-art call center and medical information technologies to gain a competitive advantage in delivering its health plan decease management services.

         The Company has been marketing its Cardiac Healthways(SM) program since the third quarter of fiscal 1999 and subsequent to August 31, 1999 has entered into a letter of intent with a health plan to provide disease management services that include cardiac services to approximately 2,500 enrollees with cardiac disease beginning during the second quarter of fiscal 2000. While the Company has also made proposals to health plans that include respiratory disease management services, these proposals have been made in conjunction with a privately-owned respiratory disease management company that would provide these services to the health plan. It is anticipated that the Company will continue to make such joint proposals until it has developed or acquired its own respiratory disease management capabilities. It is the Company's intent to have this respiratory capability by the end of calendar 2000.

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

         In particular, the Company's health plan disease management operations are structured around its electronic medical record capability and various data interchange capabilities with its health plan customers.

The underlying electronic medical record system upon which the Company's proprietary standards of care are built is licensed from an outside software company.

         The Company has an extensive effort in progress addressing Year 2000 compliance. This Year 2000 Project addresses software applications, information technology hardware, other infrastructure and customer and other third party relationships and data exchanges. The structured approach of this Project includes (1) compiling an inventory of affected technology, systems and processes; (2) assessing Year 2000 compliance for critical components of the Company's operations and selection of appropriate remediation efforts where required; (3) remediating, converting or replacing each critical non-compliant component; (4) testing each critical component for compliance; and (5) implementing remediated and tested components. Because the Company is highly dependent, particularly in its health plan operations, on the ability of its customers to provide the Company with enrollment, claims and other data which is utilized by the Company to provide services under its contracted service agreements, the Year 2000 Project also includes activities related to coordinating and, in some cases, testing compliance of key data exchange systems with the Company's customers. As of November 15, 1999, the Company has completed all five phases of its Year 2000 Project for its critical components of operations.

         As part of its Year 2000 Project, the Company identified the electronic medical record utilized in its health plan operations as its primary mission-critical component and has completed a planned upgrade of this software capability to a version of the base electronic medical record that the third party provider of this platform represents as Year 2000 compliant. This conversion is designed to position the Company to realize significant operating enhancements for the system in addition to Year 2000 compliance. As of November 15, 1999, this upgrade project is substantially complete and all components of the upgraded electronic medical record have been remediated, tested and implemented.

         The Company's survey of its customers and critical vendors to determine their readiness for Year 2000 compliance is substantially complete. No potential compliance problems have been identified with customers or critical vendors.

         The Company believes that all of its critical systems and processes are now Year 2000 compliant and the Company's survey of its customers and vendors has identified no potential compliance problems. Some non-critical systems may not be addressed until after January 2000; however, the Company believes that the potential failure of some or all of these non-critical systems will not have a material adverse effect on its operations. The Company incurred approximately $268,000 in operating expenditures during fiscal 1999, which represents approximately 16% of the Company's information technology operating expenses for the fiscal year ended August 31, 1999, to support the Year 2000 Project and estimates that it will spend an additional $50,000 in operating expenses primarily during the first half of fiscal 2000 to complete the Year 2000 Project. No expenditures were incurred for the Year 2000 Project during fiscal 1998. In addition, the Company currently anticipates that accelerated capital expenditures because of Year 2000 issues will total less than $200,000.

         Although the Company anticipates that a significant focus of its health plan information technology system development resources throughout the first four months of fiscal 2000 will be directed toward Year 2000 compliance efforts, the Company believes that it has the resources and capabilities to support other information technology projects, including a major upgrade of its electronic medical record capability to provide a multiple disease management platform. The Company believes that its ability to add new health plan business and hospital center business will not be materially impacted by its Year 2000 efforts.

         While the Company believes that it has successfully completed the substantial portion of its Year 2000 Project, there can be no assurance that it will not incur unexpected difficulties in Year 2000 compliance or that one or more of its customers or critical vendors will not experience unexpected difficulties that impact their ability to be Year 2000 compliant. The failure of the Company's critical systems or the failure of one or more of its large health plan customers, the failure of a significant number of its hospital customers or the failure of one or more of its critical vendors to be Year 2000 compliant and the inability to correct any such non-compliance within a relatively short period of time would materially impact the ability of the Company to provide services and earn revenues and/or receive cash payments from its customers.

         The Company has developed contingency plans that address potential Year 2000 compliance-related failure of its critical systems as well as Year 2000 compliance-related failures of major customers of the Company or its most critical vendors. While these contingency plans include, among other considerations, manual procedures for certain critical automated systems and the availability of additional financial resources to deal with scenarios that interrupt the Company's payments from customers, all of the Company's contingency plans address short-term Company, customer or vendor compliance issues. The costs to implement the contingency plans that address these short-term compliance failures are not expected to be material to the Company's operations. However, should any compliance problem interrupt the Company's services or should major customers or critical vendors experience significant compliance problems for extended periods of time (such as complete shut-down beyond a two week period of time), the Company's contingency plans will likely not be sufficient to prevent such a failure or failures from having a material negative impact on the operations of the Company.

RESULTS OF OPERATIONS

         The operations of the Company represent the results of operations of DTCA and the corporate costs of American Healthcorp, Inc. Included in the results from discontinued operations are charges to AmSurg prior to the Distribution for general management, administrative and accounting services provided by the Company. Charges to AmSurg for such services approximated the Company's cost.

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues for 1998 included $3.6 million resulting from the settlement with Coventry Healthcare terminating diabetes disease management contracts at six HMO sites effective July 31, 1998. The increase in revenues of $8.9 million from 1998 to 1999 resulted primarily from an increase in the average number of lives enrolled in the Company's health plan diabetes disease management contracts to approximately 88,700 for 1999 from approximately 26,200 for 1998. This increase in the average number of lives under management was primarily the result of new health plan contracts signed during fiscal 1998 and 1999. The average revenue per member per month for enrollees under the Company's health plan contracts for 1999 was 36% less than for 1998. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of the lower-revenue Diabetes NetLink(SM) lives in 1999 as compared to 1998 and also as a result of higher revenues for the Diabetes NetCare(SM) lives during 1998 attributable to contracts with shared healthcare cost savings fee structures which have been replaced with per member per month fee structures in 1999. These increases in health plan contract revenues were offset partially by decreased revenues from hospital treatment center contracts. Revenues from the Company's hospital contract operations for 1999 were 9% less than for 1998 on a slightly higher average number of contracts in operation during 1999 as compared with 1998. This reduction in hospital contract revenue is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with somewhat lower fees in 1999 compared with 1998. The Company anticipates that revenues for fiscal 2000 will increase over fiscal 1999 revenues primarily as a result of additional lives enrolled under its existing and new health plan disease management contracts offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

         The increase in salaries and benefits of $4.9 million for 1999 over 1998 resulted primarily from higher staffing levels associated with increases in the number of lives enrolled in the Company's health plan contracts partially offset by decreased employee incentive compensation awards associated with operating performance during 1999 and approximately $936,000 in severance and other employee related costs incurred in 1998 associated with the termination of the Coventry Healthcare contracts. Salaries and benefits as a percentage of revenues decreased to 63% for 1999 from 64% for 1998 primarily as a result of improved revenue performance at the Company's health plan contract operations. The Company anticipates salaries and benefits expense to increase during fiscal 2000 compared with fiscal 1999 primarily as a result of increased staff, including the staff for the new Phoenix, Arizona call center, required for expected increases in the number of lives enrolled under the Company's health plan contracts.

         The increase in other operating expenses of $118,000 for 1999 compared with 1998 resulted primarily from higher costs associated with increases in the average number of lives enrolled in the Company's health plan contracts offset by other operating expenses of approximately $880,000 associated with the termination of the Coventry Healthcare contracts incurred in 1998. Other operating expenses as a percentage of revenues decreased to 22% for 1999 from 27% for 1998 primarily as a result of improved revenue performance of the Company's health plan contracts and the impact of the termination costs for the Coventry Healthcare sites during 1998. The Company anticipates other operating expenses will increase during 2000 compared with fiscal 1999 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under the Company's health plan contracts.

         The increase in depreciation and amortization expense of $497,000 for 1999 from 1998 resulted principally from increased depreciation expense associated with furniture, equipment and computer-related capital expenditures associated with its diabetes disease management operations for health plans. The Company anticipates depreciation and amortization expense to increase during 2000 compared with fiscal 1999 primarily as a result of increased information technology and other capital expenditures associated with expected increases in the number of covered lives enrolled under the Company's health plan contracts, including the capital costs associated with the opening of the new Phoenix, Arizona call center, as well as from upgrades and additions to the Company's information technology capabilities.

         The Company's income tax expense of $2.4 million for 1999 compared to an income tax benefit of $1.1 million for 1998 resulted from improved operating performance in 1999 compared to 1998 and as a result of the income tax benefit generated in 1998 from the non-recurring stock option expense adjustment associated with the AmSurg Distribution. The differences between the statutory federal income tax rate of 34% and the Company's effective tax and benefit rates during 1999 and 1998 are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

FISCAL 1998 COMPARED TO FISCAL 1997

         The increase in revenues of $10.6 million for 1998 from 1997 resulted from improved performance under the Company's shared savings health plan contracts for diabetes disease management services, an increase in the average number of lives enrolled in the Company's diabetes disease management contracts to 26,200 for fiscal 1998 from 8,500 for fiscal 1997 as well as from $3.6 million of revenue in fiscal 1998 resulting from the settlement with Coventry Healthcare terminating diabetes disease management contracts at six HMO sites covering approximately 6,000 enrolled lives effective July 31, 1998. These increases in health plan contract revenues were offset partially by decreased revenues from hospital treatment center contracts which were 12% less than for 1997 due to contract rate renegotiations and restructurings and from a decrease in the average number of hospital contracts in operation between the periods from 60 contracts during 1997 to 55 contracts during 1998.

         The increase in salaries and benefits of $5.0 million for 1998 over 1997 resulted primarily from higher staffing levels associated with increases in the number of lives enrolled in the Company's health plan contracts, from increased employee incentive compensation awards associated with improved operating performance during 1998 and from severance and other employee related costs of approximately $936,000 associated with the termination of the Coventry Healthcare contracts. Salaries and benefits as a percentage of revenues decreased to 64% for 1998 from 70% for 1997 primarily as a result of improved revenue performance at its health plan contract operations and as a result of the settlement associated with the Coventry Healthcare contract terminations.

         The increase in other operating expenses of $2.4 million for 1998 over 1997 resulted primarily from higher costs associated with increases in the average number of lives enrolled in the Company's health plan contracts and from other operating expenses of approximately $880,000 associated with the termination of the Coventry Healthcare contracts. Other operating expenses as a percentage of revenues decreased to 27% for 1998 from 29% for 1997 primarily as a result of improved revenue performance at the Company's health plan contracts.

         The decrease in depreciation and amortization expense of $34,000 for 1998 from 1997 resulted from decreased amortization expense associated with its hospital treatment center operations as a result of expensing contract start-up costs as incurred during 1998 in comparison to amortizing these costs over periods of one to three years during prior years. This decrease was offset somewhat by the increased depreciation expense associated with furniture, equipment and computer-related capital expenditures associated with its diabetes disease management operations for health plans.

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

         The impact of this adjustment on the Company's financial statements is summarized below:

                                             Net Income
                                              Increase
                                              (Decrease)
                                            --------------
Compensation expense                        $   (5,770,000)
Estimated deferred income tax benefit            2,190,000
                                            --------------
  Net decrease in net income                $   (3,580,000)
                                            --------------

                                             Stockholders'
                                                Equity
                                               Increase
                                              (Decrease)
                                            --------------
Increase in paid-in capital                 $    5,770,000
Net decrease in net income                      (3,580,000)
                                            --------------
   Net increase in stockholder's equity     $    2,190,000
                                            --------------



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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for fiscal 1999 generated $3.4 million in cash flow. Investing activities during this period used $3.7 million for the acquisition of property and equipment purchases primarily associated with its expanding health plan operations. Financing activities for fiscal 1999 generated $604,000 in cash flow which included $1.1 million in proceeds from the exercise of options to purchase the Company's common stock offset partially by $477,000 used to repurchase the Company's stock.

         The Company believes that cash flow from operating activities and its available cash balances of $13.5 million at August 31, 1999 will continue to enable the Company to fund its working capital needs, capital expenditures totaling approximately $4.5 million associated with its growing health plan operations, including the development of respiratory disease management capability, and the leasehold improvements and other associated costs totaling approximately $2.3 million for its relocated and expanded corporate and primary support office location in Nashville, Tennessee. In addition, the Company may utilize its cash resources to fund repurchases of its common stock; as of August 31, 1999 the Company had repurchased 137,320 shares of common stock pursuant to an authorization by the Board of Directors in January 1998 to purchase up to 400,000 shares in open market and private transactions from time to time prior to January 1, 2000.

         The Company has received a letter of commitment for a $6 million credit facility from a bank to provide borrowing capacity for capital expenditures and for working capital needs including unforeseen working capital needs associated with Year 2000 compliance problems that may be experienced by its customers. However, there can be no assurance that this financing will be completed on terms acceptable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8. Financial Statements and Supplementary Data

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

-----------------------------------------------------------------------------------
At August 31,                                           1999               1998
-----------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents (Note 1b)               $ 13,501,016       $ 13,243,571
  Accounts receivable, net                             5,333,695          3,623,461
  Other current assets (Note 1c)                       1,240,071            798,714
  Deferred tax assets (Notes 1g and 3)                 1,179,000            998,000
                                                    -------------------------------

    Total current assets                              21,253,782         18,663,746
                                                    -------------------------------


Property and equipment (Note 1d):
  Leasehold improvements                                 408,458            191,950
  Equipment                                            8,598,750          5,828,698
                                                    -------------------------------
                                                       9,007,208          6,020,648
  Less accumulated depreciation                       (2,996,655)        (2,336,242)
                                                    -------------------------------
    Net property and equipment                         6,010,553          3,684,406
                                                    -------------------------------


Long-term deferred tax assets (Notes 1g and 3)         2,123,000          2,753,000
                                                    -------------------------------


Other assets, net (Note 1e)                              543,408            290,513
                                                    -------------------------------

Excess of cost over net assets of purchased
  companies, net (Note 1f)                            11,082,920         11,465,139
                                                    -------------------------------

                                                    $ 41,013,663       $ 36,856,804
                                                    -------------------------------


See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHCORP, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------
At August 31,                                                      1999             1998
-------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                             $ 1,095,232      $ 1,015,918
  Accrued salaries and benefits                                  2,951,041        2,985,589
  Accrued liabilities                                            1,775,071        2,163,963
  Income taxes payable (Notes 1g and 3)                          1,116,799        1,054,407
  Current portion of other long-term liabilities (Note 4)          301,940          584,805
                                                               ----------------------------

    Total current liabilities                                    7,240,083        7,804,682
                                                               ----------------------------


Other long-term liabilities (Note 4)                             2,819,776        2,446,089
                                                               ----------------------------


Commitments and contingencies (Notes 5 and 9)


Stockholders' equity (Notes 6 and 7)
  Preferred stock
    $.001 par value, 5,000,000 shares authorized,
      none outstanding                                                  --               --
  Common stock
    $.001 par value, 15,000,000 shares authorized,
      8,461,772 and 8,125,507 shares outstanding                     8,462            8,125
  Additional paid-in capital                                    24,750,587       23,719,833
  Retained earnings                                              6,194,755        2,878,075
                                                               ----------------------------

    Total stockholders' equity                                  30,953,804       26,606,033
                                                               ----------------------------

                                                               $41,013,663      $36,856,804
                                                               ----------------------------


See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------
Year ended August 31,                                         1999               1998               1997
------------------------------------------------------------------------------------------------------------

Revenues (Note 1h)                                        $ 50,052,072       $ 41,167,436       $ 30,536,776
                                                          --------------------------------------------------

Expenses:
  Salaries and benefits                                     31,362,186         26,472,583         21,437,253
  Other operating expenses                                  11,202,507         11,084,345          8,701,748
  Depreciation and amortization (Note 1)                     1,805,410          1,308,320          1,341,825
  Interest                                                         289              1,308              5,512
  Spin-off stock option adjustment (Note 7)                         --          5,770,000                 --
                                                          --------------------------------------------------
    Total expenses                                          44,370,392         44,636,556         31,486,338
                                                          --------------------------------------------------

Income (loss) before income taxes and
  discontinued operations                                    5,681,680         (3,469,120)          (949,562)

  Income tax expense (benefit) (Notes 1g and 3)              2,365,000         (1,148,000)          (207,000)
                                                          --------------------------------------------------

Income (loss) from continuing operations                     3,316,680         (2,321,120)          (742,562)

  Income (loss) from discontinued operations, net of
    income taxes (Note 2)                                           --             56,483           (940,471)
                                                          --------------------------------------------------

Net income (loss)                                         $  3,316,680       $ (2,264,637)      $ (1,683,033)
                                                          --------------------------------------------------

Basic income (loss) per share (Note 1i):
  From continuing operations                              $       0.40       $      (0.29)      $      (0.09)
  From discontinued operations                                      --               0.01              (0.12)
                                                          --------------------------------------------------
                                                          $       0.40       $      (0.28)      $      (0.21)
                                                          --------------------------------------------------

Fully diluted income (loss) per share (Note 1i):
  From continuing operations                              $       0.37       $      (0.29)      $      (0.09)
  From discontinued operations                                      --               0.01              (0.12)
                                                          --------------------------------------------------
                                                          $       0.37       $      (0.28)      $      (0.21)
                                                          --------------------------------------------------

Weighted average common shares and equivalents
  (Note 1i)
    Basic                                                    8,318,975          8,080,942          8,022,257
    Fully diluted                                            8,923,523          8,080,942          8,022,257

See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             --------------------------------------------------------------------------
                                                                          Additional
                                             Preferred     Common           Paid-in         Retained
                                               Stock       Stock            Capital         Earnings         Total
                                             --------------------------------------------------------------------------

Balance, August 31, 1996                          --    $      7,986     $ 17,629,678     $ 23,973,425     $ 41,611,089

  Exercise of stock options (Note 7)              --              66          512,600               --          512,666

  Net loss                                        --              --               --       (1,683,033)      (1,683,033)
                                             --------------------------------------------------------------------------

Balance, August 31, 1997                          --           8,052       18,142,278       22,290,392       40,440,722

  Exercise of stock options (Note 7)              --             152          493,483               --          493,635

  Stock repurchase (Note 6)                       --             (79)        (685,928)              --         (686,007)

  Spin-off stock option
      adjustment (Note 7)                         --              --        5,770,000               --        5,770,000

  Distribution of AmSurg
      stock (Note 2)                              --              --               --      (17,147,680)     (17,147,680)

  Net loss                                        --              --               --       (2,264,637)      (2,264,637)
                                             --------------------------------------------------------------------------

Balance, August 31, 1998                          --           8,125       23,719,833        2,878,075       26,606,033

  Exercise of stock options (Note 7)                             395        1,507,883               --        1,508,278

  Stock repurchase (Note 6)                       --             (58)        (477,129)              --         (477,187)

  Net income                                      --              --               --        3,316,680        3,316,680
                                             --------------------------------------------------------------------------

Balance, August 31, 1999                          --    $      8,462     $ 24,750,587     $  6,194,755     $ 30,953,804
                                             --------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
Year ended August 31,                                                     1999               1998               1997
-------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                    $  3,316,680       $ (2,264,637)      $ (1,683,033)
    Income (loss) from discontinued operations (Note 2)                          --             56,483           (940,471)
                                                                       --------------------------------------------------
  Net income (loss) from continuing operations                            3,316,680         (2,321,120)          (742,562)
    Income tax expense (benefit) (Notes 1g and 3)                         2,365,000         (1,148,000)          (207,000)
                                                                       --------------------------------------------------
  Income (loss) before income taxes                                       5,681,680         (3,469,120)          (949,562)
  Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization (Note 1)                                1,805,410          1,308,320          1,341,825
    Spin-off stock option adjustment (Note 7)                                    --          5,770,000                 --
    Decrease in working capital items                                    (2,495,717)           785,557          1,877,076
    Other noncash transactions                                              776,102          1,249,788            150,982
                                                                       --------------------------------------------------
                                                                          5,767,475          5,644,545          2,420,321
  Income taxes (net paid)                                                (1,468,748)          (507,549)             3,673
  Increase in other assets                                                 (454,670)          (165,234)          (188,101)
  Payments on other long-term liabilities (Note 4)                         (490,507)          (129,487)          (715,139)
                                                                       --------------------------------------------------

    Net cash flows provided by operating activities                       3,353,550          4,842,275          1,520,754
                                                                       --------------------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                  (3,699,640)        (2,991,724)        (1,304,235)
  Investment in discontinued operations
    including spin-off costs (Note 2)                                            --           (496,411)          (976,103)
                                                                       --------------------------------------------------

    Net cash flows used in investing activities                          (3,699,640)        (3,488,135)        (2,280,338)
                                                                       --------------------------------------------------

Cash flows from financing activities:
  Exercise of stock options (Note 7)                                      1,080,722            348,617            424,702
  Stock repurchase (Note 6)                                                (477,187)          (686,007)                --
                                                                       --------------------------------------------------

    Net cash flows provided by (used in) financing activities               603,535           (337,390)           424,702
                                                                       --------------------------------------------------

Net increase  (decrease) in cash and cash equivalents                       257,445          1,016,750           (334,882)

Cash and cash equivalents, beginning of period                           13,243,571         12,226,821         12,561,703
                                                                       --------------------------------------------------

Cash and cash equivalents, end of period                               $ 13,501,016       $ 13,243,571       $ 12,226,821
                                                                       --------------------------------------------------


See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

-------------------------------------------------------------------------------------------------------------------------
Year ended August 31,                                                      1999              1998                1997
-------------------------------------------------------------------------------------------------------------------------

Decrease (increase) in other working capital items
  excluding income taxes:
    Accounts receivable, net                                           $ (1,710,234)      $   (153,622)      $     51,540
    Other current assets                                                   (441,357)           508,358            172,860
    Accounts payable                                                         79,314            230,244             52,956
    Accrued expenses                                                       (423,440)         2,451,753           (234,789)
    Unearned contract fees                                                       --         (2,251,176)         1,834,509
                                                                       --------------------------------------------------
                                                                       $ (2,495,717)      $    785,557       $  1,877,076
                                                                       --------------------------------------------------

SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

1.  Other noncash transactions consist of the following:

    Deferred compensation agreements                                   $    572,554       $    848,900       $    397,956
    Write-off of assets for terminated contracts                            125,457            401,250                 --
    Unearned contract fees                                                       --                 --           (125,000)
    Liability insurance reserves                                              8,775                 --              8,800
    Miscellaneous other                                                      69,316               (362)          (130,774)
                                                                       --------------------------------------------------
                                                                       $    776,102       $  1,249,788       $    150,982
                                                                       --------------------------------------------------

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1999, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The operations of American Healthcorp, Inc. (the "Company") consist primarily of Diabetes Treatment Centers of America, Inc. ("DTCA"), a wholly-owned subsidiary that is a national provider of diabetes disease management services to hospitals and health plans.

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

         c. Other Current Assets - Other current assets at August 31, 1999 and 1998 are comprised of prepaid expenses, inventories and other receivables.

         d. Property and Equipment - Property and equipment costs include expenditures which increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 10 years for leasehold improvements, 3 to 5 years for computer software and hardware and 5 to 10 years for furniture and other office equipment.

         e. Other Assets - Other assets principally consist of net costs incurred in obtaining hospital contracts and long-term notes receivable.

         f. Excess of Cost Over Net Assets of Purchased Companies - The excess costs at August 31, 1999 and 1998 arose from a management buy-out of the Company in August 1988. This excess cost is being amortized over 40 years and has no income tax basis. Accumulated amortization at August 31, 1999 and 1998 was $4,204,411 and $3,822,192, respectively. The Company assesses the impairment of the value of excess of cost over net assets of purchased companies and other long-lived assets in accordance with criteria consistent with the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", primarily using estimated cash flows projected over the useful life of the related assets.

         g. Income Taxes - The Company files a consolidated federal income tax return which includes all of its wholly-owned subsidiaries and computes its income tax provision under Financial Accounting Standard No. 109, "Accounting for Income Taxes".

         h. Revenue Recognition - Revenues under the Company's contracts with hospitals and health plans are calculated based on various performance-based and fixed-fee methodologies and are recorded as services are provided. Adjustments for performance under the terms of the contracts and other factors impacting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. Management believes it has adequately provided for any potential adjustments that may be applied to revenues from its contracts.

         During fiscal year ended August 31, 1999, approximately 43% of the Company's revenues were derived from contracts with two health plans. During fiscal year ended August 31, 1998, approximately 32% of the Company's revenues were derived from contracts with two health plans and 11% were derived from one group of hospitals with common ownership.

         i. Net Income (Loss) Per Share - Net income (loss) per share is reported under Financial Accounting Standard No. 128 "Earnings per Share." The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding. The calculation of diluted earnings per share for the years ended August 31, 1999, 1998 and 1997 does not include 533,789, 583,573 and 199,723, respectively, in common stock equivalents relative to outstanding stock options as their effect would be antidilutive.

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

         k. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of FAS 133 will have any material effect on its financial statements.

         In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130 ("FAS 130") "Reporting Comprehensive Income" and Financial Accounting Standard No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information." Both FAS 130 and FAS 131 became effective for fiscal years beginning after December 15, 1997 and early application was permitted. These standards had no effect on the Company's financial statements.

2.       AMSURG - DISCONTINUED OPERATIONS

         On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution to stockholders of record at November 25, 1997 based on an amended plan of distribution was completed on December 3, 1997. The effect of the Distribution was a reduction in retained earnings of $17,147,680 which represented the Company's net investment in AmSurg.

         The results of operations from discontinued operations for 1998 and for 1997 include the Company's share of AmSurg's net income or loss based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $345,000 during 1998 and $615,000 during 1997.

         Summary operating results of AmSurg are as follows:

                    ---------------------------------------------------------
                    Year ended August 31,         1998               1997
                    ---------------------------------------------------------
                      Revenues                $ 15,916,989       $ 50,319,564

                      Net income (loss)       $    768,439       $   (366,088)

         A reconciliation of AmSurg net income (loss) to the Company's income
(loss) from discontinued operations is as follows:

         -------------------------------------------------------------------------------
         Year ended August 31,                                     1998           1997
         -------------------------------------------------------------------------------
         Net income (loss)                                      $ 768,439     $ (366,088)
         AmSurg minority stockholders' interest                  (367,456)        40,617
         Distribution costs incurred by American Healthcorp      (344,500)      (615,000)
                                                                ------------------------
         Net income (loss) from discontinued operations         $  56,483     $ (940,471)
                                                                ------------------------

3.       INCOME TAXES

         Income tax expense (benefit) is comprised of the following:

         ---------------------------------------------------------------------
         Year ended August 31,         1999            1998            1997
         ---------------------------------------------------------------------
         Current taxes
           Federal                 $ 1,665,000     $    549,000     $  492,000
           State                       251,000           57,000        122,000
         Deferred taxes                449,000       (1,754,000)      (821,000)
                                   -------------------------------------------
           Total                   $ 2,365,000     $ (1,148,000)    $ (207,000)
                                   -------------------------------------------

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset for the fiscal years ended August 31, 1999 and 1998 are as follows:

         -----------------------------------------------------------------------------------
         At August 31,                                             1999             1998
         -----------------------------------------------------------------------------------
         Deferred tax assets:
           Financial accruals without economic performance      $  615,000       $   655,000
           Spin-off stock option adjustment                      1,764,000         2,190,000
           Deferred compensation                                 1,259,000         1,132,000
                                                                ----------------------------
                                                                 3,638,000         3,977,000
                                                                ----------------------------

         Deferred tax liability:
           Tax over book depreciation                              236,000           119,000
           Tax over book amortization                              100,000           107,000
                                                                ----------------------------
                                                                   336,000           226,000
                                                                ----------------------------
         Net deferred tax assets                                $3,302,000       $ 3,751,000
                                                                ----------------------------

         Net current deferred tax assets                        $1,179,000       $   998,000
         Net long-term deferred tax assets                       2,123,000         2,753,000
                                                                ----------------------------
                                                                $3,302,000       $ 3,751,000
                                                                ----------------------------

         The Company has not provided a valuation allowance on its deferred tax assets because management believes their ultimate realization is more likely than not.

         The difference between income tax expense (benefit) computed using the effective tax rate and the statutory federal income tax rate follows:

-------------------------------------------------------------------------------------------------------------
Year ended August 31,                                             1999               1998            1997
-------------------------------------------------------------------------------------------------------------
Statutory federal income tax from continuing operations       $ 1,932,000       $ (1,180,000)     $ (323,000)
State income taxes, less Federal income tax benefit               224,000           (129,000)          7,000
Amortization of excess cost over net assets of
  purchased companies                                             130,000            130,000         130,000
Other                                                              79,000             31,000         (21,000)
                                                              -----------------------------------------------
    Income tax expense (benefit)                              $ 2,365,000       $ (1,148,000)     $ (207,000)
                                                              -----------------------------------------------

4.       OTHER LONG-TERM LIABILITIES

         The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $2,455,594 and $2,090,682 as of August 31, 1999 and 1998, respectively, net of the current portion of $301,940 and $584,805, respectively. Plan payments required in the five years subsequent to August 31, 1999 for the Company are $301,940, $530,383, $165,301, $277,685, and $96,392.

         Other long-term liabilities at August 31, 1999 and 1998 also include $364,182 and $355,407, respectively, of reserves related to self-insured deductibles under the Company's liability insurance program. The Company's professional and general liability risks above certain levels of per claim and annual aggregate deductibles are insured with major insurance carriers. The Company's policies provide coverage on a claims-made basis. The Company accrues the estimated liability for the retained deductibles on claims and incurred but not reported claims under these policies based on historical loss patterns and management projections.

5.       LEASES

         The Company has operating lease agreements principally for its corporate office space and for certain health plan contract site offices. The present corporate office lease expires in December 1999 and the Company has entered into a new lease in a new location which expires September 2007. The Company subleases to AmSurg approximately 15,000 square feet of its corporate office headquarters pursuant to a sublease which also expires December 1999. The health plan contract site office rentals are approximately 2,000 to 15,000 square feet each and have terms of three to ten years. Rent expense under lease agreements for the years ended August 31, 1999, 1998 and 1997 was approximately $1,053,000, $951,000 and $591,000, respectively.

         The future minimum lease commitments, net of sublease income, for each of the next five years following August 31, 1999 for the Company for all non-cancelable operating leases are as follows:

                    ---------------------------------
                    Year ending August 31,
                    ---------------------------------
                    2000                  $   862,448
                    2001                    1,424,571
                    2002                    1,422,283
                    2003                    1,322,657
                    2004                    1,015,915
                                          -----------
                       Total              $ 6,047,874
                                          -----------

6.       STOCKHOLDERS' EQUITY

         In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to January 1, 2000. As of August 31, 1999, the Company has repurchased 137,320 shares at a cost of $1,163,194.

7.       STOCK OPTIONS

         The Company has several stock option plans under which non-qualified options to purchase the Company's common stock have been granted. Options under these plans are normally granted at market value at the time of the grant and normally vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 1999, 84,044 shares were reserved for future option grants.

         As a result of the Company's distribution of its AmSurg common stock in December 1997 (see Note 2) and pursuant to the terms of the Company's stock option plans, the number of shares issuable pursuant to the Company's outstanding stock options and the exercise price per share were adjusted to maintain the value of the options subsequent to the Distribution at the pre-Distribution level. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share and resulted in an additional 254,000 shares being subject to options. Additionally, all outstanding options as of the date of the Distribution became fully vested. As a result of this adjustment of the stock options, the Company recorded non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. Although this adjustment resulted in no change in the aggregate value of the options, the compensation expense and associated increase in additional paid-in capital were recognized because the adjustment resulted in a change in the ratio of the exercise price to the market price per share even though no change in the aggregate value of the options had taken place.

         The impact of this adjustment on the Company's 1998 financial statements is summarized below:

                                                                  Net Income
                                                                   Increase
                                                                  (Decrease)
                                                                 ------------
               Compensation expense                              $ (5,770,000)
               Estimated deferred income tax benefit                2,190,000
                                                                 ------------
                  Net decrease in net income                     $ (3,580,000)
                                                                 ------------
                                                                 Stockholders'
                                                                    Equity
                                                                   Increase
                                                                   (Decrease)
                                                                 -------------
               Increase in paid-in capital                       $  5,770,000
               Net decrease in net income                          (3,580,000)
                                                                 ------------
                  Net increase in stockholder's equity           $  2,190,000
                                                                 ------------

         Stock option activity for the three years ended August 31, 1999 is summarized below:

                                                      Number of           Option Price
                                                        Shares              Per Share
                                                     -----------         --------------
Outstanding at August 31, 1996                         1,173,303         $.001 - $21.43
  Options granted                                        123,275         $9.38 - $12.83
  Options exercised                                      (62,075)        $.001 - $11.39
  Options terminated                                     (63,652)        $5.10 - $12.69
                                                     -----------
Outstanding at August 31, 1997                         1,170,851         $.001 - $21.43
  Options granted                                        233,800         $6.84 - $11.31
  Options cancelled at spin-off                       (1,344,055)        $.001 - $21.43
  Replacement options issued at spin-off               1,598,264         $1.71 - $15.41
  Options exercised                                     (146,732)        $1.71 - $ 7.56
  Options terminated                                     (15,931)        $4.37 - $10.75
                                                     -----------
Outstanding at August 31, 1998                         1,496,197         $1.71 - $15.41
  Options granted                                        290,275         $7.42 - $10.93
  Options exercised                                     (390,597)        $1.71 - $10.90
  Options terminated                                     (29,103)        $1.71 - $11.31
                                                     -----------
Outstanding at August 31, 1999                         1,366,772         $1.71 - $15.41
                                                     -----------

         The following table summarizes information concerning outstanding and exercisable options at August 31, 1999:

                            Options Outstanding                   Options Exercisable
                   ----------------------------------------    -------------------------
                                   Weighted       Weighted                      Weighted
                                    Average        Average                       Average
    Range of         Number        Remaining      Exercise       Number         Exercise
 Exercise Prices   Outstanding    Life (Yrs.)       Price      Exercisable       Price
-----------------  -----------    -----------     ---------    -----------      --------
Less than $2.00       521,735         4.0           $1.74          521,735       $ 1.74
$2.01 - $5.00         321,556         7.4            4.64          321,556         4.64
$5.01 - $8.00         440,421         6.6            6.89          208,464         6.29
More than $8.00        83,060         8.8            9.44           13,977        11.86
                    ---------                                  -----------
                    1,366,772         5.9            4.55        1,065,732         3.64
                    ---------                                  -----------

         The Company has also reserved 50,000 shares of common stock to be granted as restricted stock as part of the Company's Board of Directors compensation program of which 18,128 shares have been granted.

         The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" in the years ended August 31, 1999, 1998 and 1997 are $4.30, $4.41 and $6.19 per
share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of six and one-half years, a forfeiture rate of 3% for the years ended August 31, 1999, and 1998 and 4.5% for the year ended 1997, respectively, and an average risk free interest rate of 5.2%, 5.5% and 6.4% for the years ended August 31, 1999, 1998 and 1997, respectively. The Company also utilized a volatility rate of 53% for the years ended August 31, 1999, 1998 and 1997. Had the Company used the Black-Scholes estimates to determine compensation expense for options granted during the years ended August 31, 1999, 1998 and 1997, net income (loss) and net income
(loss) per share would have been reduced to the following pro forma amounts.

         ------------------------------------------------------------------------------------
         Year ended August 31,                1999               1998                1997
         ------------------------------------------------------------------------------------
         Net income (loss)
            As reported                    $ 3,316,680       $ (2,264,367)       $ (1,683,033)
            Pro forma                      $ 2,909,680       $ (3,105,392)       $ (2,148,000)

         Net income (loss) per share
            As reported                    $      0.37       $      (0.28)       $      (0.21)
            Pro forma                      $      0.33       $      (0.38)       $      (0.27)

8.       EMPLOYEE BENEFITS

         The Company has a Section 401(k) Retirement Savings Plan ("Plan") available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan and are supplemented by Company contributions which are subject to vesting requirements. Company contributions under the Plan totaled $334,860, $340,301 and $318,382 for the years ended August 31, 1999, 1998 and 1997, respectively.

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

10.      BUSINESS SEGMENTS

         The Company provides diabetes disease management services to hospitals and health plans to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company's reportable segments are the types of customers, hospital or health plan, who contract for the Company's services. The segments are managed separately and the Company evaluates performance based on operating profits of the respective segments. Because the Company's services are similar for both types of customers, the Company supports both segments with common human resources, clinical, marketing and information technology resources.

         The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes and discontinued operations by operating segment excludes interest income, interest expense and general corporate expenses.

Summarized financial information by business segment is as follows:

-------------------------------------------------------------------------------------------------
Year ended August 31,                              1999               1998                1997
-------------------------------------------------------------------------------------------------
Revenues:
  Health plan contracts                        $ 27,152,389       $ 16,065,618       $  2,060,704
  Hospital contracts                             22,330,858         24,501,589         27,745,740
  Other revenue                                     568,825            600,229            730,332
                                               --------------------------------------------------
                                               $ 50,052,072       $ 41,167,436       $ 30,536,776
                                               --------------------------------------------------
Income (loss) before income
  taxes and discontinued operations:
  Health plan contracts                        $  6,509,044       $  2,080,459       $ (4,964,982)
  Hospital contracts                              6,502,002          7,146,419          9,523,942
  Shared support services                        (5,287,320)        (4,717,621)        (3,908,704)
                                               --------------------------------------------------
   Total segments                                 7,723,726          4,509,257            650,256
  General corporate                              (2,042,046)        (2,208,377)        (1,599,818)
  Spin-off stock option adjustment                       --         (5,770,000)                --
                                               --------------------------------------------------
                                               $  5,681,680       $ (3,469,120)      $   (949,562)
                                               --------------------------------------------------
Depreciation and amortization:
  Health plan contracts                        $    825,840       $    417,516       $    209,484
  Hospital contracts                                176,877            209,071            370,532
  Shared support services                           200,370            159,861            220,036
                                               --------------------------------------------------
   Total segments                                 1,203,087            786,448            800,052
  General corporate                                 602,323            521,872            541,773
                                               --------------------------------------------------
                                               $  1,805,410       $  1,308,320       $  1,341,825
                                               --------------------------------------------------
Expenditures for long-lived assets:
  Health plan contracts                        $  1,768,722       $  2,684,508       $  1,032,390
  Hospital contracts                                156,658            195,776            370,974
  Shared support services                         1,530,935            174,909            186,344
                                               --------------------------------------------------
   Total segments                                 3,456,315          3,055,193          1,589,708
  General corporate                                 431,938            124,265             83,426
                                               --------------------------------------------------
                                               $  3,888,253       $  3,179,458       $  1,673,134
                                               --------------------------------------------------

----------------------------------------------------------------------------------------------
At August 31,                                    1999               1998               1997
----------------------------------------------------------------------------------------------
Identifiable assets:
  Health plan contracts                     $  7,282,246       $  4,344,215       $  1,254,010
  Hospital contracts                           2,591,055          2,960,431          3,904,114
  Shared support services                      2,174,652            633,661            599,181
                                            --------------------------------------------------
   Total segments                             12,047,953          7,938,307          5,757,305
  General corporate                           14,580,790         13,702,358         13,363,868
  Assets not allocated:
   Deferred tax assets                         3,302,000          3,751,000          1,997,000
   Excess of cost over net assets
    of purchased companies                    11,082,920         11,465,139         11,847,358
   Net assets of discontinued
    operations (see Note 2)                           --                 --         16,407,271
                                            --------------------------------------------------
                                            $ 41,013,663       $ 36,856,804       $ 49,372,802
                                            --------------------------------------------------

         All of the Company's operations are in the United States. During the year ended August 31, 1999, revenues of $16.6 million and $4.8 million, respectively, were derived from contracts with two health plan customers. During the year ended August 31, 1998, revenues of $8.1 million and $4.9 million were derived from two health plan customers and $4.5 million were derived from one group of hospitals with common ownership, respectively. During the year ended August 31, 1997, revenues of $7.6 million were derived from one group of hospitals with common ownership.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
American Healthcorp, Inc.

Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthcorp, Inc. and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthcorp, Inc. and subsidiaries as of August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 8, 1999

Quarterly Financial Information (unaudited):
(In thousands except per share data)

------------------------------------------------------------------------------------------------------------------
FISCAL 1999                                                        First        Second        Third        Fourth
------------------------------------------------------------------------------------------------------------------

Revenues                                                          $11,835      $12,239       $12,497      $13,481
Income before income taxes and discontinued operations            $ 1,054      $ 1,235       $ 1,358      $ 2,035
Net income                                                        $   606      $   716       $   791      $ 1,204

Diluted income per share
   from continuing operations *                                   $  0.07      $  0.08       $  0.09      $  0.13
Diluted income per share *                                        $  0.07      $  0.08       $  0.09      $  0.13

------------------------------------------------------------------------------------------------------------------
FISCAL 1998                                                        First        Second        Third        Fourth
------------------------------------------------------------------------------------------------------------------

Revenues                                                          $ 7,746      $ 8,454       $ 9,470      $15,497
Income (loss) before income taxes and discontinued operations     $(6,071)     $  (128)      $    51      $ 2,679
Net income (loss)                                                 $(3,748)     $  (116)      $     3      $ 1,597

Diluted income (loss) per share
   from continuing operations *                                   $ (0.47)     $ (0.01)      $    --      $  0.18
Diluted income (loss) per share *                                 $ (0.46)     $ (0.01)      $    --      $  0.18

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is included in pages 5-7 under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2000 and is incorporated herein by reference.

         Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

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

Management Contracts and Compensatory Plans

         10.3     Employment Agreement as Amended and Restated dated August 31,
                           1992 between the Company and Thomas G. Cigarran
                           (incorporated by reference to Exhibit 10.3 to Form
                           10-K of the Company for its fiscal year ended August
                           31, 1992)

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

         10.6     Employment Agreement dated May 15, 1983 between the Company and David A. Sidlowe (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1
                           (Registration No. 33-41119))

         10.7     Capital Accumulation Plan, as amended (incorporated by
                           reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit
                           10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995)

         10.8     Non-Statutory Stock Option Plan of 1988 (incorporated by
                           reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.9     1991 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.10    1991 Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.11    1991 Outside Directors Discretionary Stock Option Plan
                           (incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No.
                           33-42909))

         10.12    Form of Indemnification Agreement by and among the Company and the Company's directors (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119))

         10.13    1996 Stock Incentive Plan (incorporated by reference to the
                           Company's proxy statement for the annual meeting of stockholders held January 23, 1996)

         21       Subsidiaries of the registrant

         23       Independent Auditors' Consent

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


                                           AMERICAN HEALTHCORP, INC.

         November 24, 1999                 By: /s/ Thomas G. Cigarran
                                               --------------------------------
                                                   Thomas G. Cigarran
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                     Title                             Date
---------------------------------        ---------------------------------          -----------------


/s/ Thomas G. Cigarran                   Chairman of the Board,                     November 24, 1999
---------------------------------        President and Chief Executive
    Thomas G. Cigarran                   Officer, Director (Principal
                                         Executive Officer)


/s/ Henry D. Herr                        Executive Vice President                   November 24, 1999
---------------------------------        Finance and Administration, Chief
    Henry D. Herr                        Financial Officer, Secretary,
                                         Director (Principal Financial
                                         Officer)


/s/ David A. Sidlowe                     Vice President and Controller              November 24, 1999
---------------------------------        (Principal Accounting Officer)
    David A. Sidlowe


/s/ Frank A. Ehmann                      Director                                   November 24, 1999
---------------------------------
    Frank A. Ehmann


/s/ Martin J. Koldyke                    Director                                   November 24, 1999
---------------------------------
    Martin J. Koldyke


/s/ C. Warren Neel                       Director                                   November 24, 1999
---------------------------------
    C. Warren Neel


/s/ William C. O'Neil, Jr.               Director                                   November 24, 1999
---------------------------------
    William C. O'Neil, Jr.