Form 10-Q
period 1999-11-30
AMERICAN HEALTHCORP INC /DE
filed 2000-01-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended November 30, 1999

                        Commission File Number 000-19364

                            AMERICAN HEALTHCORP, INC.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                         62-1117144
----------------------------------                     ---------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


               3841 Green Hills Village Drive, Nashville, TN 37215
     -----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  615-665-1122
        -----------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                 One Burton Hills Boulevard, Nashville, TN 37215
        ----------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]      No  [ ]

As of January 10, 2000 there were outstanding 8,239,963 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.  FINANCIAL STATEMENTS

                            AMERICAN HEALTHCORP, INC.
                          DBA AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                ---------------------------------
                                                 November 30,         August 31,
                                                    1999                 1999
                                                ---------------------------------
Current assets:
  Cash and cash equivalents                     $  9,969,254         $ 13,501,016
  Accounts receivable, net                         5,534,021            5,333,695
  Other current assets                             1,271,816            1,240,071
  Deferred tax asset                               1,179,000            1,179,000
                                                ----------------------------------
    Total current assets                          17,954,091           21,253,782
                                                ----------------------------------

Property and equipment:
  Leasehold improvements                           1,637,904              408,458
  Equipment                                       10,202,847            8,598,750
                                                ----------------------------------
                                                  11,840,751            9,007,208
  Less accumulated depreciation                   (3,506,540)          (2,996,655)
                                                ----------------------------------
                                                   8,334,211            6,010,553
                                                ----------------------------------

Long-term deferred tax asset                       2,123,000            2,123,000
                                                ----------------------------------

Other assets, net                                    695,278              543,408
                                                ----------------------------------

Excess of cost over net assets
  of purchased companies, net                     10,987,365           11,082,920
                                                ----------------------------------

                                                $ 40,093,945         $ 41,013,663
                                                ==================================

                            AMERICAN HEALTHCORP, INC.
                          DBA AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   ---------------------------------
                                                    November 30,        August 31,
                                                       1999                1999
                                                   ---------------------------------
Current liabilities:
  Accounts payable                                 $  1,450,765        $  1,095,232
  Accrued salaries and benefits                       2,318,442           2,951,041
  Accrued liabilities                                 1,641,736           1,775,071
  Income taxes payable                                1,069,852           1,116,799
  Current portion of other long-term liabilities        481,550             301,940
                                                   ---------------------------------
    Total current liabilities                         6,962,345           7,240,083
                                                   ---------------------------------

Other long-term liabilities                           2,712,787           2,819,776
                                                   ---------------------------------
Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,237,015 and 8,461,772
      shares outstanding                                  8,237               8,462
  Additional paid-in capital                         23,630,888          24,750,587
  Retained earnings                                   6,779,688           6,194,755
                                                   ---------------------------------
    Total stockholders' equity                       30,418,813          30,953,804
                                                   ---------------------------------

                                                   $ 40,093,945        $ 41,013,663
                                                   =================================



                            AMERICAN HEALTHCORP, INC.
                          DBA AMERICAN HEALTHWAYS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           ----------------------------------
                                             Three Months Ended November 30,
                                                1999                1998
                                           ----------------------------------

Revenues                                   $ 13,065,079         $ 11,834,889
                                           ----------------------------------

Expenses:
  Salaries and benefits                       8,525,657            7,487,162
  Other operating expenses                    2,868,844            2,888,791
  Depreciation and amortization                 666,645              404,986
  Interest                                           --                  256
                                           ----------------------------------
    Total expenses                           12,061,146           10,781,195
                                           ----------------------------------

Income before income taxes                    1,003,933            1,053,694
  Income tax expense                            419,000              448,000
                                           ----------------------------------

Net income                                 $    584,933         $    605,694
                                           ==================================

Basic income per share                     $       0.07         $       0.07
                                           ==================================

Fully diluted income per share             $       0.07         $       0.07
                                           ==================================


Weighted average common shares
  and equivalents
    Basic                                     8,370,840            8,148,195
    Fully diluted                             8,782,490            8,684,467



                            AMERICAN HEALTHCORP, INC.
                          DBA AMERICAN HEALTHWAYS, INC.


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999



                             --------------------------------------------------------
                                           Additional
                               Common       Paid-in        Retained
                               Stock        Capital        Earnings         Total
                             --------------------------------------------------------

Balance, August 31, 1999     $  8,462    $ 24,750,587    $  6,194,755   $ 30,953,804

  Repurchase of stock            (225)     (1,119,699)             --     (1,119,924)

  Net income                       --              --         584,933        584,933
                             --------------------------------------------------------

Balance, November 30, 1999   $  8,237    $ 23,630,888    $  6,779,688   $ 30,418,813
                             ========================================================



                            AMERICAN HEALTHCORP, INC.
                          DBA AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  ------------------------------------
                                                                     Three Months Ended November 30,
                                                                          1999               1998
                                                                  ------------------------------------
Cash flows from operating activities:
  Net income                                                       $     584,933        $    605,694
    Income tax expense                                                   419,000             448,000
                                                                   ----------------------------------
  Income before income taxes                                           1,003,933           1,053,694
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                                       666,645             404,986
     Increase in working capital items                                  (642,472)         (5,643,924)
     Other noncash transactions                                          158,205             241,270
                                                                   ----------------------------------
                                                                       1,186,311          (3,943,974)
  Income taxes (net paid)                                               (465,947)           (553,484)
  Increase in other assets                                              (199,652)            (63,972)
  Payments on other long-term liabilities                                (85,582)           (308,452)
                                                                   ----------------------------------
      Net cash flows provided by (used in) operating activities          435,130          (4,869,882)
                                                                   ----------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                               (2,846,968)           (683,320)
                                                                   ----------------------------------
      Net cash flows used in investing activities                     (2,846,968)           (683,320)
                                                                   ----------------------------------

Cash flows from financing activities:
  Exercise of stock options                                                   --             591,647
  Repurchase of stock                                                 (1,119,924)                 --
                                                                   ----------------------------------
      Net cash flows provided by (used in)
        financing activities                                          (1,119,924)            591,647
                                                                   ----------------------------------

Net decrease in cash and cash equivalents                             (3,531,762)         (4,961,555)
Cash and cash equivalents, beginning of period                        13,501,016          13,243,571
                                                                   ----------------------------------

Cash and cash equivalents, end of period                           $   9,969,254        $  8,282,016
                                                                   ==================================


                            AMERICAN HEALTHCORP, INC.
                          DBA AMERICAN HEALTHWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthcorp, Inc. and its subsidiaries (the "Company") for the three month periods ended November 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, subject to stockholder approval, to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The amendment will be considered by the Company's stockholders at the Annual Meeting of Stockholders on January 25, 2000. During December 1999, the Company began to utilize the name American Healthways as a "doing business as" name for American Healthcorp pending approval of the proposed amendment.

         Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

(2)      STOCK REPURCHASE

         In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to January 1, 2000. As of November 30, 1999, the Company had repurchased 361,987 shares at a cost of $2,283,118.

(3)      BUSINESS SEGMENTS

         The Company is a national provider of diabetes disease management services to hospitals and health plans to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company also recently introduced a cardiac disease management program for enrollees of health plans with cardiac disease and intends to develop or acquire a respiratory disease management program. The Company's reportable segments are the types of customers, hospital or health plan, who contract for the Company's services. The segments are managed separately and the Company evaluates performance of the respective segments based on operating profits. Because the Company's services are similar for both types of customers, the Company supports both segments with common human resources, clinical, marketing and information technology resources.

         The accounting policies of the segments are the same as the policies used for the Company's consolidated financial statements. There are no intersegment sales. Income before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

         Summarized financial information by business segment is as follows:

                                             ----------------------------------
                                               Three Months Ended November 30,
                                                   1999                 1998
                                             ----------------------------------
          Revenues:
            Health plan contracts            $  7,975,999         $  5,770,929
            Hospital contracts                  4,938,777            5,915,141
            Other revenue                         150,303              148,819
                                             ----------------------------------
                                             $ 13,065,079         $ 11,834,889
                                             ==================================
          Income before income taxes:
            Health plan contracts            $  1,624,877         $  1,413,470
            Hospital contracts                  1,349,151            1,674,307
            Shared support services            (1,516,803)          (1,461,456)
                                             ----------------------------------
              Total segments                    1,457,225            1,626,321
            General corporate expenses           (453,292)            (572,627)
                                             ----------------------------------
                                             $  1,003,933         $  1,053,694
                                             ==================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthcorp, Inc. (the "Company"), a corporation formed in 1981, is a national provider of diabetes disease management services to hospitals and health plans designed to enhance the quality and lower the cost of treatment of individuals with diabetes. The Company also recently introduced a cardiac disease management program for enrollees of health plans with cardiac disease and intends to develop or acquire a respiratory disease management program.

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, subject to stockholder approval, to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The amendment will be considered by the Company's stockholders at the Annual Meeting of Stockholders on January 25, 2000. During December 1999, the Company began to utilize the name American Healthways as a "doing business as" name for American Healthcorp pending approval of the proposed amendment.

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

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues for the three months ended November 30, 1999 and 1998.



                                 ----------------------------------
                                  Three months ended November 30,
                                      1999                 1998
                                  --------------------------------
          Health plan contracts        61%                  49%
          Hospital contracts           38                   50
          Other                         1                    1
                                  --------------------------------
                                      100%                 100%
                                  ================================

         The Company's revenue growth for the three month period ended November 30, 1999 compared to the three month period ended November 30, 1998 resulted primarily from the growth in the Company's health plan diabetes disease management operations. The Company has developed and implemented diabetes disease management contract services which are designed to assist health plans in reducing the total costs and improving the quality of care for individuals with diabetes enrolled in their plans, and believes that a substantial portion of its future revenue growth will result from healthcare management contracts with health plans.

         The Company's disease management services for health plans are designed to meet the needs of individual health plan customers. Services range from telephone and mail contacts directed primarily to enrollees with diabetes or cardiac disease that can be provided from a centralized operations call center to services that also include providing local personnel resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts. These contracts are generally for terms of three years with provisions for subsequent renewal and typically provide that between 15% and 30% of the per member per month fee is at risk subject to the Company's performance against clinical and financial cost savings criteria.

         As of November 30, 1999, the Company had contracts with 11 health plans to provide diabetes disease management services in 51 health plan markets compared with contracts with eight health plans in 22 markets as of November 30, 1998. The number of covered lives under management pursuant to these contracts which were implemented as of November 30, 1999 and 1998 is 128,548 and 79,014, respectively. Covered lives at November 30, 1999 do not include approximately 19,000 contract lives under existing contracts that are scheduled for implementation subsequent to November 30, 1999 but do include approximately 3,000 lives under a contract that was discontinued December 31, 1999. In addition, the Company is currently in the final stages of negotiating contracts with four new health plan customers covering approximately 31,000 additional lives where implementation has already begun. Of these lives, approximately 24,000 are diabetes and 7,000 are cardiac lives.

         Disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of diabetes patients and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. This system is currently being upgraded to enable the system to handle additional diseases other than diabetes from a common platform and to increase the Company's call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also recently developed an internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of the capabilities of its internet communication technology. It is anticipated that these upgrades to this system will begin to be installed during January 2000 and will continue through the remainder of fiscal 2000. The capital expenditures estimated to be required during fiscal 2000 to upgrade the Company's information technology capability, to complete a call center in Phoenix, Arizona and to add the number of lives currently under contract totals approximately $4.5 million. Approximately $1.4 million of these expenditures were made during the quarter ended November 30, 1999.

         The Company is currently in the final stages of negotiations with several health plans for its initial Cardiac Healthways(SM) program contracts. The Company does not anticipate revenues from Cardiac Healthways(SM) to begin until the third or fourth quarter of fiscal 2000. Although the Company believes it has credible data regarding its performance with diabetes patients who have cardiac disease, the Company's population based Cardiac Healthways(SM) product is new to the industry. As a result, the Company anticipates that it may have to assume more risk of performance in its initial cardiac disease management contracts than the Company has assumed in its current diabetes disease management contracts, and, therefore, the profitability of these contracts during initial periods may be adversely affected.

         During the quarter ended November 30, 1999, an existing contract with CIGNA Healthcare to provide diabetes disease management services was amended to extend the term of the agreement from October 31, 2001 to September 30, 2004 and also included the addition of approximately 16,000 covered lives at nine additional health plan sites to be managed for CIGNA Healthcare, bringing the total lives under this contract to over 75,000. These additional 16,000 lives represent the majority of the 19,000 lives in the Company's backlog of lives under contract as of November 30, 1999.

         Also during the quarter ended November 30, 1999, the Company and a health plan customer mutually decided to terminate a pilot program contract begun during fiscal 1998 covering approximately 3,000 lives. The Company also provides diabetes disease management services to this customer at other locations, which have not been affected by this pilot project termination. The loss of this contract is not expected to have a material negative impact upon the Company's net income in fiscal 2000.

         The Company is currently engaged in discussions with one of its largest health plan customers to restructure its contract with that customer. While the final impact of any such restructuring cannot be determined at this time, it is likely that the Company's revenues will be reduced as part of the restructuring and that there will be a negative impact on the Company's net income as a result of this contract change. Nevertheless, the Company believes that the contribution margin percentage for this contract following the restructuring will be within the Company's targeted contribution margin percentage range for its health plan operations.

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services to this population. Fee structures under the hospital contracts consist of either fixed management fees, incentive-based fees or a combination thereof. Incentive arrangements generally provide for fee payments to the Company based on changes in the client hospital's market share of diabetes inpatients and the costs of providing care to these patients. The form of these contracts includes various structures ranging from arrangements where all costs of the Company program for center professional personnel, medical director fees and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital.

         As of November 30, 1999, the Company had 57 hospital contracts to provide services at 71 hospital sites compared with the same number of contracts at 74 hospital sites as of November 30, 1998. The number of hospital contracts and hospital sites for these periods includes two Arthritis and Osteoporosis Care Center ("AOCC") contracts with hospitals to provide comprehensive arthritis and osteoporosis services that are operated by the Company.

         The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three months ended November 30, 1999 and 1998 are presented below.


                                                Three months ended November 30,
                                        -------------------------------------------
                                                 1999                  1998
                                        -------------------------------------------
                                         Contracts   Sites    Contracts     Sites
                                        --------------------  ---------------------
          Total contracts/sites at
            beginning of period              58        72        57          72
          New contracts/sites signed          2         2         1           3
          Converted to health
            plan contract                    (1)       (1)       --          --
          Contracts/sites discontinued       (2)       (2)       (1)         (1)
                                        -------------------   -------------------
          Total contracts/sites at end
            of period                        57        71        57          74
                                        ===================   ===================

         During the three month period ended November 30, 1999, three contracts were renewed for the Company's hospital-based diabetes treatment centers. During the remainder of fiscal 2000, 22 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         The Company periodically renegotiates existing hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or center contract restructurings which will have a negative impact on the Company's revenues and profitability.

         The hospital industry is currently experiencing pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company's ability to retain hospital contracts. This focus on cost reduction may also result in a continuation in contract restructurings that reduce the fees paid to the Company for the Company's services. In addition, financial and cash flow difficulties that are being experienced by certain of the Company's hospital customers negatively impacted the Company's ability to recognize fee revenues during the quarter ended November 30, 1999 and may continue to negatively impact future periods. While the Company believes that the overall environment for hospitals may become somewhat more positive as a result of Medicare reimbursement relief that has been granted for hospitals during the quarter because of recently passed federal legislation, there can be no assurance that these financial pressures will not continue to have a negative impact on the Company's hospital contract operations.

         The Company's strategy is to develop additional relationships with health plans and to further develop and expand its hospital-based diabetes treatment center business. During fiscal 1999, the Company introduced its comprehensive cardiac disease management program, Cardiac Healthways(SM), for health plans and intends to develop or acquire a respiratory disease management program. It is the Company's strategy to provide health plans with programs that address the needs of enrollees with each of these chronic diseases and to support the management of these diseases from a common clinical, information technology and business platform. The Company anticipates that it will utilize its state-of-the-art call center and medical information technologies to gain a competitive advantage in delivering its health plan disease management services.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, Diabetes Treatment Centers of America ("DTCA"), under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. DTCA remains as a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

         The Company made an extensive effort to address Year 2000 compliance. This Year 2000 Project addressed software applications, information technology hardware, other infrastructure and customer and other third party relationships and data exchanges. The structured approach of this Project included (1) compiling an inventory of affected technology, systems and processes; (2) assessing Year 2000 compliance for critical components of the Company's operations and selection of appropriate remediation efforts where required; (3) remediating, converting or replacing each critical non-compliant component; (4) testing each critical component for compliance; and (5) implementing remediated and tested components. Because the Company is highly dependent, particularly in its health plan operations, on the ability of its customers to provide the Company with enrollment, claims and other data which is utilized by the Company to provide services under its contracted service agreements, the Year 2000 Project also included activities related to coordinating and, in some cases, testing compliance of key data exchange systems with the Company's customers. The Company has completed all five phases of its Year 2000 Project for its critical components of operations.

         As part of its Year 2000 Project, the Company identified the electronic medical record utilized in its health plan operations as its primary mission-critical component and has completed a planned upgrade of this software capability to a version of the base electronic medical record that the third party provider of this platform represents as Year 2000 compliant. This conversion is designed to position the Company to realize significant operating enhancements for the system in addition to Year 2000 compliance. This upgrade project is complete and the upgraded electronic medical record has been remediated, tested and implemented.

         No potential compliance problems have been identified with customers or critical vendors as a result of the Company's survey of its customers and critical vendors to determine their readiness of Year 2000.

         The Company believes that all of its critical systems and processes are now Year 2000 compliant. As of January 12, 2000, no significant problems were encountered in any of the Company's mission-critical systems thus far in the Year 2000. The Company is also not aware of any significant problems being experienced by its major customers or vendors which would have a negative impact on the Company's operations. Some non-critical systems may not be addressed until after January 2000; however, the Company believes that the potential failure of some or all of these non-critical systems will not have a material adverse effect on its operations. The Company incurred approximately $54,000 in operating expenditures during the first quarter of fiscal 2000 on its Year 2000 Project and does not anticipate any significant expenditures during the remainder of fiscal 2000 on this project. In addition, the Company has incurred no significant level of capital expenditures to date in its Year 2000 Project to replace non-compliant items.

         While the Company believes that it has successfully completed its Year 2000 Project, there can be no assurance that it will not incur unexpected difficulties in Year 2000 compliance or that one or more of its customers or critical vendors will not experience unexpected difficulties that impact their ability to be Year 2000 compliant. The failure of the Company's critical systems or the failure of one or more of its large health plan customers, the failure of a significant number of its hospital customers or the failure of one or more of its critical vendors to be Year 2000 compliant and the inability to correct any such non-compliance within a relatively short period of time would materially impact the ability of the Company to provide services and earn revenues and/or receive cash payments from its customers.

         The Company has developed contingency plans that address potential Year 2000 compliance-related failure of its most critical systems as well as Year 2000 compliance-related failures of major customers of the Company or its critical vendors. While these contingency plans include, among other considerations, manual procedures for certain critical automated systems and the availability of additional financial resources to deal with scenarios that interrupt the Company's payments from customers, all of the Company's contingency plans address short-term Company, customer or vendor compliance issues. The costs to implement the contingency plans that address these short-term compliance failures are not expected to be material to the Company's operations. However, should any compliance problem interrupt the Company's services or should major customers or critical vendors experience significant compliance problems for extended periods of time (such as a complete shut-down beyond a two week period of time), the Company's contingency plans will likely not be sufficient to prevent such a failure or failures from having a material negative impact on the operations of the Company.

RESULTS OF OPERATIONS

         Revenues for the three month period ended November 30, 1999 increased 10% over the same period in 1998. This increase in revenues resulted primarily from an increase in the average number of lives enrolled in the Company's health plan diabetes disease management contracts to approximately 120,000 lives for the three month period ended November 30, 1999 from approximately 76,000 lives for the comparable three month period during the prior year. This increase in lives under management was primarily the result of new managed care contracts signed during fiscal 1999. The average revenue per member per month for enrollees under the Company's health plan contracts was 13% less during the three month period ended November 30, 1999 than during the prior year period. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of lives under contracts providing lower service intensity in the fiscal 2000 period when compared with the fiscal 1999 period. Revenues from the Company's hospital contract operations for the three month period ended November 30, 1999 were 17% less than hospital contract revenues for the comparable period last year on approximately the same average number of contracts in operation for the three month period. This reduction in hospital contract revenue is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with lower fees than contracts that were discontinued since the comparable period the prior fiscal year. In addition, certain hospital contract customers have experienced cash flow difficulties which have negatively impacted the recognition of revenue from these customers during the quarter. The Company anticipates that revenues for fiscal 2000 will increase over fiscal 1999 primarily as a result of additional lives enrolled under disease management contracts with health plans offset somewhat by the impact of lower revenues from the restructuring of one of its health plan customer contracts and by lower revenues from its hospital contract operations.

         Salaries and benefits for the three month period ended November 30, 1999 increased 14% primarily from higher staffing levels associated with increases in the number of lives enrolled in the Company's health plan contracts and the opening of a new telephone call center in Phoenix, Arizona offset somewhat by decreased employee incentive compensation associated with operating performance during the current year. Salaries and benefits as a percentage of revenues increased to 65% for the three month period ended November 30, 1999 from 63% for the comparable period last year primarily as a result of higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of increased staff required for expected increases in the number of lives enrolled under the Company's health plan contracts.

         Other operating expenses for the three month period ended November 30, 1999 decreased 1% from the comparable period last year. The decrease for the quarter was primarily the result of lower consulting fees associated with Year 2000 Project compliance issues offset by higher operating costs at its health plan operations compared to the same period last year. Other operating expenses as a percentage of revenues decreased to 22% for the three month period ended November 30, 1999 from 24% for the comparable period last year primarily as a result of improved revenue performance at the Company's health plan contract operations and lower Year 2000 Project compliance costs during the fiscal 2000 quarter. The Company anticipates other operating expenses will increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under the Company's health plan contracts as well as from increased expenses associated with planned improvements in the Company's information technology capabilities.

         The increase in depreciation and amortization expense to $666,645 for the three month period ended November 30, 1999 from $404,986 for the comparable period last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's disease management operations for health plans. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of capital expenditures associated with expected increases in the number of covered lives enrolled under the Company's health plan contracts as well as from growth and improvement in the Company's information technology capabilities.

         The Company's income tax expense for the three month period ended November 30, 1999 was $419,000 compared to $448,000 for the comparable period last year. The decrease in the income tax expense between these periods resulted primarily from a decrease in profitability. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during both periods are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the three months ended November 30, 1999 generated $435,000 in cash flow. Investing activities during this period used $2.8 million in cash which consisted of the acquisition of property and equipment purchases for the Company primarily associated with its expanding health plan contract operations and leasehold improvements and other associated costs for its relocated and expanded corporate and primary support office location in Nashville, Tennessee. Financing activities for the three months ended November 30, 1999 used $1.1 million in cash flow resulting from the Company's repurchase of its common stock.

         In early January 2000, the Company executed a financing agreement with a financial institution which would provide the Company with up to $6 million in borrowing capacity under a credit facility which expires in January 2002. Borrowings under this agreement would bear interest at 2.5% above LIBOR. Borrowings under this agreement are secured by the Company's receivables and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants and also limits the amount of any future repurchases of the Company's common stock.

         The Company believes that cash flow from operating activities, its available cash balances of $10.0 million at November 30, 1999 and available credit under its new financing agreement will continue to enable the Company to fund its working capital needs, capital expenditures associated with its growing health plan operations, including the development or acquisition of respiratory disease management capability, and the remaining capital expenditures for leasehold improvements and other associated costs for its relocated and expanded corporate and primary support office location in Nashville, Tennessee. Remaining commitments for capital expenditures of approximately $4.0 million are expected to be paid over the next two quarters of fiscal 2000. The Company's stock repurchase authorization expired January 1, 2000; 361,987 shares were repurchased since January of 1998 under this authorization.

                                     PART II

ITEM 1.   Legal Proceedings.

          In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, Diabetes Treatment Centers of America ("DTCA"), under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, DTCA, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. DTCA remains as a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

ITEM 3.   Defaults Upon Senior Securities.
          Not Applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          Not Applicable.

ITEM 5.   Other Information.
          Not Applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               10.1 Credit Agreement and Revolving Credit Note between American Healthcorp, Inc. and SunTrust Bank dated January 4, 2000

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




                                               American Healthcorp, Inc.
                                        ----------------------------------------
                                                   (Registrant)





Date     January 14, 2000               By        /s/ Henry D. Herr
      -----------------------              -------------------------------------
                                                    HENRY D. HERR
                                               Executive Vice President
                                              Finance and Administration,
                                            (Principal Financial Officer)





Date     January 14, 2000               By        /s/ David A. Sidlowe
      ----------------------               -------------------------------------
                                                     DAVID A. SIDLOWE
                                              Vice President and Controller
                                              (Principal Accounting Officer)