Form 10-Q
period 2000-02-29
AMERICAN HEALTHWAYS INC
filed 2000-04-14
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 29, 2000

                        Commission File Number 000-19364



                            AMERICAN HEALTHWAYS, INC.
             (Exact Name of Registrant as Specified in its Charter)



            Delaware                                         62-1117144
--------------------------------                         -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)




               3841 Green Hills Village Drive, Nashville, TN 37215
 -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  615-665-1122
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                            American Healthcorp, Inc.
 -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes [X] No [ ]


As of April 10, 2000 there were outstanding 8,222,257 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.    FINANCIAL STATEMENTS

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              -------------------------------------
                                                     February 29,       August 31,
                                                         2000              1999
                                              -------------------------------------
Current assets:
  Cash and cash equivalents                          $  6,765,291      $ 13,501,016
  Accounts receivable, net                              5,874,940         5,333,695
  Other current assets                                  1,981,878         1,240,071
  Deferred tax asset                                    1,179,000         1,179,000
                                              -------------------------------------
    Total current assets                               15,801,109        21,253,782
                                              -------------------------------------

Property and equipment:
  Leasehold improvements                                2,039,848           408,458
  Equipment                                            11,990,322         8,598,750
                                              -------------------------------------
                                                       14,030,170         9,007,208
  Less accumulated depreciation                        (3,893,116)       (2,996,655)
                                              -------------------------------------
                                                       10,137,054         6,010,553
                                              -------------------------------------

Long-term deferred tax asset                            2,123,000         2,123,000
                                              -------------------------------------

Other assets, net                                         715,328           543,408
                                              -------------------------------------

Excess of cost over net assets
  of purchased companies, net                          10,891,810        11,082,920
                                              -------------------------------------

                                                     $ 39,668,301      $ 41,013,663
                                               ====================================

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              -------------------------------------
                                                     February 29,       August 31,
                                                         2000              1999
                                              -------------------------------------
Current liabilities:
  Accounts payable                                   $  1,251,026      $  1,095,232
  Accrued salaries and benefits                         1,972,390         2,951,041
  Accrued liabilities                                   1,453,604         1,775,071
  Income taxes payable                                  1,156,375         1,116,799
  Current portion of other long-term liabilities          597,362           301,940
                                               ------------------------------------
    Total current liabilities                           6,430,757         7,240,083
                                               ------------------------------------

Other long-term liabilities                             2,595,927         2,819,776
                                               ------------------------------------

Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,248,947 and 8,461,772
      shares outstanding                                    8,249             8,462
  Additional paid-in capital                           23,678,718        24,750,587
  Retained earnings                                     6,954,650         6,194,755
                                               ------------------------------------
    Total stockholders' equity                         30,641,617        30,953,804
                                               ------------------------------------

                                                     $ 39,668,301      $ 41,013,663
                                               ====================================

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  -------------------------   -------------------------
                                     Three Months Ended          Six Months Ended
                                       February 29/28,            February 29/28,
                                  -------------------------   -------------------------
                                     2000          1999          2000          1999
                                  -------------------------   -------------------------
Revenues                          $13,213,223   $12,238,955   $26,278,302   $24,073,844
                                  -------------------------   -------------------------
Expenses:
  Salaries and benefits             8,637,424     7,877,997    17,163,081    15,365,159
  Other operating expenses          3,243,153     2,690,777     6,111,997     5,579,568
  Depreciation and amortization       841,446       434,567     1,508,091       839,553
  Interest                              5,238            --         5,238           256
                                  -------------------------   -------------------------
    Total expenses                 12,727,261    11,003,341    24,788,407    21,784,536
                                  -------------------------   -------------------------
Income before income taxes            485,962     1,235,614     1,489,895     2,289,308
  Income tax expense                  311,000       519,000       730,000       967,000
                                  -------------------------   -------------------------
Net income                        $   174,962   $   716,614   $   759,895   $ 1,322,308
                                  =========================   =========================




Basic income per share            $      0.02   $      0.09   $      0.09   $      0.16
                               ========================================================
Fully diluted income per share    $      0.02   $      0.08   $      0.09   $      0.15
                               ========================================================

Weighted average common
  shares and equivalents
    Basic                           8,243,191     8,291,652     8,307,016     8,219,924
    Fully diluted                   8,566,304     9,045,549     8,674,397     8,865,008

                            AMERICAN HEALTHWAYS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000


                             -----------------------------------------------------
                                          Additional
                              Common        Paid-in       Retained
                               Stock        Capital       Earnings        Total
                             -----------------------------------------------------
Balance, August 31, 1999      $ 8,462    $ 24,750,587    $6,194,755   $ 30,953,804

  Repurchase of stock            (225)     (1,119,699)           --     (1,119,924)

  Exercise of stock options        12          47,830                       47,842

  Net income                       --              --       759,895        759,895
                             -----------------------------------------------------
Balance, February 29, 2000    $ 8,249    $ 23,678,718    $6,954,650   $ 30,641,617
                             =====================================================

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    --------------------------------
                                                    Six Months Ended February 29/28,
                                                          2000              1999
                                                    --------------------------------
Cash flows from operating activities:
  Net income                                          $    759,895      $  1,322,308
    Income tax expense                                     730,000           967,000
                                                    --------------------------------
  Income before income taxes                             1,489,895         2,289,308
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                       1,508,091           839,553
     Increase in working capital items                  (2,427,376)       (3,610,369)
     Other noncash transactions                            421,199           498,979
                                                    --------------------------------
                                                           991,809            17,471
  Income taxes (net paid)                                 (693,030)         (579,521)
  Increase in other assets                                (270,991)          (70,614)
  Payments on other long-term liabilities                 (242,074)         (353,300)
                                                    --------------------------------
      Net cash flows used in operating activities         (214,286)         (985,964)
                                                    --------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                 (5,408,115)       (1,435,754)
                                                    --------------------------------
      Net cash flows used in investing activities       (5,408,115)       (1,435,754)
                                                    --------------------------------
Cash flows from financing activities:
  Exercise of stock options                                  6,600           648,295
  Repurchase of stock                                   (1,119,924)               --
                                                    --------------------------------
      Net cash flows used in financing
        activities                                      (1,113,324)          648,295
                                                    --------------------------------
Net decrease in cash and cash equivalents               (6,735,725)       (1,773,423)
Cash and cash equivalents, beginning of period          13,501,016        13,243,571
                                                    --------------------------------
Cash and cash equivalents, end of period              $  6,765,291      $ 11,470,148
                                                    ================================

                            AMERICAN HEALTHWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the "Company") for the three and six month periods ended February 29, 2000 and February 28, 1999 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, subject to stockholder approval, to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The amendment was approved by the Company's stockholders at the Annual Meeting of Stockholders on January 25, 2000. During December 1999, the Company utilized the name American Healthways as a "doing business as" name for American Healthcorp pending approval of the proposed amendment.

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

(2)      STOCK REPURCHASE

         In March 2000, the Company's Board of Directors authorized the repurchase and cancellation of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002.

         In January 1998, the Company's Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company's common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to January 1, 2000. As of the expiration of this authorization on January 1, 2000, the Company had repurchased 361,987 shares at a cost of $2,283,118.

(3)      BUSINESS SEGMENTS

         American Healthways, Inc. provides specialized, comprehensive disease management services designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company is a national provider of diabetes disease management services to hospitals and health plans and has also recently developed and entered into its initial contract to provide cardiac disease and respiratory disease management programs for enrollees of health plans. The Company's reportable segments are the types of customers, hospital or health plan, who contract for the Company's services. The segments are managed separately and the Company evaluates performance of the respective segments based on operating profits. Because the

Company's services are similar for both types of customers, the Company supports both segments with common human resources, clinical, marketing and information technology resources.

         The accounting policies of the segments are the same as the policies used for the Company's consolidated financial statements. There are no intersegment sales. Income before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

         Summarized financial information by business segment is as follows:

                               ---------------------------------    --------------------------------
                                       Three months ended                   Six months ended
                                         February 29/28,                     February 29/28,
                                     2000              1999              2000              1999
                               ---------------------------------    --------------------------------
Revenues:
  Health plan contracts          $  7,997,227      $  6,499,100      $ 15,973,226      $ 12,270,029
  Hospital contracts                5,081,995         5,614,375        10,020,772        11,529,516
  Other revenue                       134,001           125,480           284,304           274,299
                               ---------------------------------    --------------------------------
                                 $ 13,213,223      $ 12,238,955      $ 26,278,302      $ 24,073,844
                               ---------------------------------    --------------------------------
Income before income taxes:
  Health plan contracts          $  1,233,922      $  1,492,401      $  2,858,799      $  2,905,871
  Hospital contracts                1,416,388         1,567,279         2,765,539         3,241,586
  Shared support services          (1,581,954)       (1,253,102)       (3,098,757)       (2,714,558)
                               ---------------------------------    --------------------------------
   Total segments                   1,068,356         1,806,578         2,525,581         3,432,899
  General corporate expenses         (582,394)         (570,964)       (1,035,686)       (1,143,591)
                               ---------------------------------    --------------------------------
                                 $    485,962      $  1,235,614      $  1,489,895      $  2,289,308
                               =================================    ================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthways, Inc. (the "Company"), a corporation formed in 1981, provides specialized, comprehensive disease management services designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company is a national provider of diabetes disease management services to hospitals and health plans and has also recently developed and entered into its initial contract to provide cardiac disease and respiratory disease management programs for enrollees of health plans.

         On November 12, 1999, the Company's Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation, subject to stockholder approval, to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The amendment was approved by the Company's stockholders at the Annual Meeting of Stockholders on January 25, 2000. During December 1999, the Company utilized the name American Healthways as a "doing business as" name for American Healthcorp pending approval of the proposed amendment.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute contracts for health plan diabetes, cardiac and respiratory disease management services and for hospital-based diabetes services; the risks associated with a significant concentration of the Company's revenues with a small number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the Company's ability to implement on a cost effective and timely basis its expansion of its information technology capabilities in connection with the growth in its business and its Internet communication strategy; the ability of the Company to negotiate favorable fee structures with health plans; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully implement its cardiac and respiratory disease management programs; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing and any future litigation or judicial or administrative proceedings; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues for the three and six months ended February 29, 2000 and February 28, 1999.

                                -------------------      ----------------
                                Three months ended       Six months ended
                                  February 29/28,         February 29/28,
                                   2000       1999        2000       1999
                                -------------------      ----------------
         Health plan contracts      61%        53%         61%        51%
         Hospital contracts         38         46          38         48
         Other                       1          1           1          1
                                -------------------      ----------------
                                   100%       100%        100%       100%
                                ===================      ================

         The Company's revenue growth for the three and six month periods ended February 29, 2000 compared to the three and six month periods ended February 28, 1999 resulted primarily from the growth in the Company's health plan diabetes disease management operations. The Company's disease management services are designed to assist health plans in reducing the total costs and improving the quality of care for individuals enrolled in their plans with chronic conditions such as diabetes, cardiac disease and respiratory disease. The Company believes that a substantial portion of its future revenue growth will result from disease management contracts with health plans.

         The Company's disease management services for health plans are designed to meet the needs of individual health plan customers. Services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from a centralized operations call center to services that also include providing local personnel resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts. These contracts are generally for terms of three years with provisions for subsequent renewal and typically provide that between 15% and 50% of the per member per month fee is at risk subject to the Company's performance against clinical and financial cost savings criteria. Because the Company's cardiac disease and respiratory disease management products are new to the industry and to our health plan customers, the Company anticipates that it may have to assume more performance risk and risk regarding the manner in which cost savings are determined in some of its initial cardiac and respiratory disease contracts than the Company has assumed in its current diabetes disease management contracts.

         As of February 29, 2000, the Company had contracts with 13 health plans to provide disease management services in 51 health plan markets compared with contracts with seven health plans in 35 markets as of February 28, 1999. The number of covered lives under management pursuant to these contracts which were implemented as of February 29, 2000 and February 28, 1999 is 127,786 and 84,677, respectively, all of which were covered lives for diabetes services. Covered lives at February 29, 2000 do not include approximately 29,000 contract lives under existing contracts that are scheduled for implementation subsequent to February 29, 2000. Of these lives, approximately 26,000 are diabetes, 2,000 are cardiac lives and 1,000 are respiratory lives. In addition, the Company is currently in the final stages of negotiating contracts with three new health plan customers covering approximately 26,000 additional lives. Of these lives, approximately 24,000 are diabetes and 2,000 are cardiac lives.

         Disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of patients with diabetes, cardiac disease and respiratory disease and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. This system is currently being upgraded to enable the system to handle additional diseases other than diabetes from a common platform and to increase the Company's call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also recently developed an Internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of the capabilities of its Internet communication technology. Installation of these upgrades to this system began during January 2000 and will continue through the remainder of fiscal 2000. The capital expenditures estimated to be required during fiscal 2000 to upgrade the Company's information technology capability, to complete call centers in Phoenix, Arizona and in Pittsburgh, Pennsylvania and to add the number of lives currently under contract totals approximately $5.2 million. Approximately $3.0 million of these expenditures were made during the six months ended February 29, 2000.

         Effective as of December 31, 1999, the Company and a health plan customer mutually decided to terminate a pilot program contract begun during fiscal 1998 covering approximately 3,000 lives. The Company also provides diabetes disease management services to this customer at other locations, which have not been affected by this pilot project termination. The loss of this contract is not expected to have a negative impact upon the Company's net income in fiscal 2000.

         Effective January 1, 2000, the Company and one of its largest health plan customers restructured its contract, the effect of which was to materially reduce the revenues and net income the Company derives from this contract. This restructuring had a material negative impact on the Company's revenues and net income during the quarter ended February 29, 2000, however, the full ongoing negative impact of this restructuring will not begin until the quarter ended May 31, 2000.

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

         As of February 29, 2000, the Company had 54 hospital contracts to provide services at 68 hospital sites compared with 57 contracts at 74 hospital sites as of February 28, 1999. The number of hospital contracts and hospital sites for the February 29, 2000 period includes an Arthritis and Osteoporosis Care Center ("AOCC") contract with a hospital to provide comprehensive arthritis and osteoporosis services that are operated by the Company. The February 28, 1999 period includes two Arthritis and Osteoporosis Care Center contracts with hospitals to provide comprehensive arthritis and osteoporosis services that were operated by the Company.

         The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three and six months ended February 29, 2000 and February 28, 1999 are presented below.

                                           -----------------------------------------------
                                                 Three months ended February 29/28,
                                                   2000                      1999
                                           -----------------------------------------------
                                           Contracts      Sites      Contracts      Sites
                                           ---------------------     ---------------------
         Total contracts/sites at
         beginning of period                   57           71           57           74
         New contracts/sites signed             4            4            3            9
         Contracts/sites discontinued          (7)          (7)          (3)          (9)
                                           ---------------------     ---------------------
         Total contracts/sites at end
         of period                             54           68           57           74
                                           ===============================================

                                           -----------------------------------------------
                                                 Three months ended February 29/28,
                                                   2000                      1999
                                           -----------------------------------------------
                                           Contracts      Sites      Contracts      Sites
                                           ---------------------     ---------------------
          Total contracts/sites at
          beginning of period                  58           72           57           72
          New contracts/sites signed            6            6            4           12
          Converted to health
           plan contract                       (1)          (1)          --           --
          Contracts/sites discontinued         (9)          (9)          (4)         (10)
                                           ---------------------     ---------------------
          Total contracts/sites at end
          of period                            54           68           57           74
                                           ===============================================

         During the three month period ended February 29, 2000, no contracts were renewed for the Company's hospital-based diabetes treatment centers. During the remainder of fiscal 2000, 16 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         The Company periodically renegotiates existing hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or contract restructurings which will have a negative impact on the Company's revenues and profitability.

         The hospital industry is currently experiencing pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company's ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of contract restructurings that reduce the fees paid to the Company for the Company's services. While the Company believes that the overall environment for hospitals may become somewhat more positive as a result of Medicare reimbursement relief that has been granted for hospitals through recently passed federal legislation, there can be no assurance that these financial pressures will not continue to have a negative impact on the Company's hospital contract operations.

         The Company's strategy is to develop additional relationships with health plans for disease management services and to further develop and expand its hospital-based diabetes treatment center business. It is the Company's strategy to provide health plans with programs that address the needs of enrollees with diabetes, cardiac and/or respiratory disease and to support the management of these diseases from a common clinical, information technology and business platform. The Company anticipates that it will utilize its state-of-the-art call center and medical information technologies to gain a competitive advantage in delivering its health plan disease management services.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. AHSI remains as a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

RESULTS OF OPERATIONS

         Revenues for the three and six month periods ended February 29, 2000 increased 8% and 9%, respectively, over the same periods in 1999. This increase in revenues resulted primarily from an increase in the average number of lives enrolled in the Company's health plan diabetes disease management contracts to approximately 128,000 lives and 124,000 lives, respectively, for the three and six month periods ended February 29, 2000 from approximately 82,000 lives and 79,000 lives, respectively, for the comparable three and six month periods during the prior year. This increase in lives under management was primarily the result of additional sites being added at health plan contracts with existing customers as well as from new contracts signed during fiscal 1999 and fiscal 2000. The average revenue per member per month for enrollees under the Company's health plan contracts was 21% and 17% less during the three and six month periods ended February 29, 2000, respectively, than during the prior year periods. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of lives under contracts providing lower service intensity in the fiscal 2000 period when compared with the fiscal 1999 period and, for the quarter ended February 29, 2000, also included the impact of reduced revenues from a contract with one of the Company's largest health plan customers which was restructured during the quarter. Revenues from the Company's hospital contract operations for the three and six month periods ended February 29, 2000 were 10% and 13% less, respectively, than hospital contract revenues for the comparable periods last year on fewer average number of contracts in operation for the periods. This reduction in hospital contract revenue is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with lower fees than contracts that were discontinued since the comparable period in the prior fiscal year. The Company anticipates that revenues for fiscal 2000 will increase over fiscal 1999 primarily as a result of additional lives enrolled under disease management contracts with health plans offset by the impact of lower revenues from the restructuring of one of its health plan customer contracts and by lower revenues from its hospital contract operations.

         Salaries and benefits for the three and six month periods ended February 29, 2000 increased 10% and 12%, respectively, primarily from higher staffing levels associated with increases in the number of lives enrolled in the Company's health plan contracts and the opening of a new telephone call center in Phoenix, Arizona, offset somewhat by decreased employee incentive compensation associated with operating performance during the current year and a contract restructuring during the most recent quarter. Salaries and benefits as a percentage of revenues increased to 65% for both the three and six month periods ended February 29, 2000 from 64% for both of the comparable periods last year primarily as a result of higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of increased staff required for expected increases in the number of lives enrolled under the Company's health plan contracts.

         Other operating expenses for the three and six month periods ended February 29, 2000 increased 21% and 10%, respectively, from the comparable periods last year. The increase for the periods was primarily the result of higher operating costs at its health plan operations offset by lower consulting fees associated with Year 2000 Project compliance issues compared to the same periods last year. Other operating expenses as a percentage of revenues increased to 25% for the three month period ended February 29, 2000 from 22% for the comparable period last year primarily as a result of higher operating costs associated with its health plan contract operations during the fiscal 2000 quarter. Other operating costs as a percentage of revenues was 23% for both the six months ended February 29, 2000 and February 28, 1999. The Company anticipates other operating expenses will increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under the Company's health plan contracts as well as from increased expenses associated with improvements and expansion of the Company's information technology capabilities.

         The increase in depreciation and amortization expense to $841,446 and $1.5 million, respectively, for the three and six month periods ended February 29, 2000 from $434,567 and $839,553 for the comparable periods last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's disease management operations for health plans. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of capital expenditures associated with expected increases in the number of covered lives enrolled under the Company's health plan contracts as well as from growth and improvement in the Company's information technology capabilities.

         The Company's income tax expense for the three and six month periods ended February 29, 2000 was $311,000 and $730,000, respectively, compared to $519,000 and $967,000 for the comparable periods last year. The decrease in the income tax expense between these periods resulted primarily from a decrease in profitability. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during both periods are due to the impact of certain non-deductible expenses, primarily the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes, and the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the six months ended February 29, 2000 used $214,286 in cash flow. Investing activities during this period used $5.4 million in cash which consisted of the acquisition of property and equipment for the Company primarily associated with its expanding health plan contract operations and leasehold improvements and other costs associated with its relocated and expanded corporate and primary support office location in Nashville, Tennessee. Financing activities for the six months ended February 29, 2000 used $1.1 million in cash flow primarily resulting from the Company's repurchase of its common stock.

         In early January 2000, the Company executed a financing agreement with a financial institution which provides the Company with up to $6 million in borrowing capacity under a credit facility that expires in January 2002. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants and limits the amount of any future repurchases of the Company's common stock. As of February 29, 2000, there were no borrowings outstanding under this agreement.

         The Company believes that cash flow from operating activities, its available cash balances of $6.8 million at February 29, 2000 and available credit under its new financing agreement will continue to enable the Company to fund its working capital needs, capital expenditures associated with increasing information technology capability for its growing health plan operations and the remaining capital expenditures for leasehold improvements and other costs associated with its relocated and expanded corporate and primary support office location in Nashville, Tennessee. Remaining commitments for capital expenditures associated with these projects of approximately $3.0 million are expected to be paid over the remainder of fiscal 2000. In addition, during March 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002.

                                     PART II

ITEM 1.  Legal Proceedings.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"),formerly Diabetes Treatment Centers of America,Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. AHSI remains as a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

         Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Stockholders of American Healthways, Inc. was held on January 25, 2000.

         (c) The following proposals were voted upon at the Annual Meeting of Stockholders:

                  (i) Nominations to elect Henry D. Herr and Martin J. Koldyke as Directors of the Company. The results of the election of the above mentioned nominees were as follows:

                                                   For          Against      Withheld
                                              ----------------------------------------
                            Henry D. Herr       6,121,467          -          286,790
                            Martin J. Koldyke   6,119,967          -          288,290






                  (ii) Approval to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of the Company's common stock available for issuance. The voting results of the above mentioned amendment are as follows:

                                        For            Against          Withheld
                                   ----------------------------------------------
                                     4,495,486        1,899,651           13,120


                  (iii) Approval to amend the Company's Restated Certificate of Incorporation to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc. The voting results of the above mentioned amendment are as follows:

                                        For            Against          Withheld
                                   ----------------------------------------------
                                     6,373,653           26,094            8,510

ITEM 5.  Other Information.

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Amended and Restated Certificate of Incorporation for American Healthways, Inc.

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


                                             American Healthways, Inc.
                                       ---------------------------------------
                                                    (Registrant)




Date     April 14, 2000            By             /s/ Henry D. Herr
     ----------------------              -------------------------------------
                                                    HENRY D. HERR
                                               Executive Vice President
                                             Finance and Administration,
                                            (Principal Financial Officer)








Date     April 14, 2000            By            /s/ David A. Sidlowe
     -----------------------             -------------------------------------
                                                   DAVID A. SIDLOWE
                                            Vice President and Controller
                                            (Principal Accounting Officer)