Form 10-Q
period 2000-05-31
AMERICAN HEALTHWAYS INC
filed 2000-07-17
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 31, 2000

                        Commission File Number 000-19364
                                               ---------


                            AMERICAN HEALTHWAYS, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                                 62-1117144
     -------------------------------------             ----------------------
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)


               3841 Green Hills Village Drive, Nashville, TN 37215
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  615-665-1122
             -------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]       No  [ ]


As of July 13, 2000 there were outstanding 8,234,780 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.    FINANCIAL STATEMENTS

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               --------------------------------
                                                    May 31,         August 31,
                                                     2000              1999
                                               --------------------------------
                Current assets:
                  Cash and cash equivalents      $  3,391,853      $13,501,016
                  Accounts receivable, net          6,314,539        5,333,695
                  Other current assets              1,642,338        1,240,071
                  Deferred tax asset                1,179,000        1,179,000
                                                 -----------------------------
                    Total current assets           12,527,730       21,253,782
                                                 -----------------------------

                Property and equipment:
                  Leasehold improvements            2,424,446         408,458
                  Equipment                        14,836,900       8,598,750
                                                 ----------------------------
                                                   17,261,346       9,007,208
                  Less accumulated depreciation    (4,717,655)     (2,996,655)
                                                 -----------------------------
                                                   12,543,691       6,010,553
                                                 -----------------------------

                Long-term deferred tax asset        2,123,000       2,123,000
                                                 -----------------------------

                Other assets, net                     756,230         543,408
                                                 -----------------------------

                Excess of cost over net assets
                  of purchased companies, net      10,796,256      11,082,920
                                                 -----------------------------

                                                 $ 38,746,907    $ 41,013,663
                                                 =============================

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           -----------------------------
                                                              May 31,       August 31,
                                                               2000            1999
                                                           -----------------------------
        Current liabilities:
          Accounts payable                                 $ 1,565,981      $ 1,095,232
          Accrued salaries and benefits                      2,580,863        2,951,041
          Accrued liabilities                                1,467,680        1,775,071
          Income taxes payable                                 302,135        1,116,799
          Current portion of other long-term liabilities       597,362          301,940
                                                           ----------------------------
            Total current liabilities                        6,514,021        7,240,083
                                                           ----------------------------

        Other long-term liabilities                          2,744,782        2,819,776
                                                           ----------------------------

        Stockholders' equity:
          Common stock
            $.001 par value, 15,000,000 shares
              authorized, 8,218,569 and 8,461,772
              shares outstanding                                 8,219            8,462
          Additional paid-in capital                        23,538,590       24,750,587
          Retained earnings                                  5,941,295        6,194,755
                                                           ----------------------------
            Total stockholders' equity                      29,488,104       30,953,804
                                                           ----------------------------

                                                           $38,746,907      $41,013,663
                                                           ============================

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                           -------------------------------     ------------------------------
                                              Three Months Ended May 31,          Nine Months Ended May 31,
                                                2000             1999               2000             1999
                                           -------------------------------     ------------------------------

Revenues                                   $ 11,617,059       $12,496,866      $ 37,895,361       $36,570,710
                                           ------------------------------      ------------------------------

Expenses:
  Salaries and benefits                       8,537,548         8,103,157        25,700,629        23,468,316
  Other operating expenses                    3,654,204         2,582,984         9,766,201         8,162,552
  Depreciation and amortization                 979,657           453,147         2,487,748         1,292,700
  Interest                                        9,005                --            14,243               256
                                           ------------------------------      ------------------------------
    Total expenses                           13,180,414        11,139,288        37,968,821        32,923,824
                                           ------------------------------      ------------------------------

Income (loss) before income taxes            (1,563,355)        1,357,578           (73,460)        3,646,886
  Income tax expense (benefit)                 (550,000)          567,000           180,000         1,534,000
                                           ------------------------------      ------------------------------

Net income (loss)                          $ (1,013,355)      $   790,578      $   (253,460)      $ 2,112,886
                                           ==============================      ==============================



Basic income (loss) per share              $      (0.12)      $      0.09      $      (0.03)      $      0.26
                                           ==============================      ==============================

Fully diluted income (loss) per share      $      (0.12)      $      0.09      $      (0.03)      $      0.24
                                           ==============================      ==============================

Weighted average common
  shares and equivalents
    Basic                                     8,228,388         8,393,828         8,280,806         8,277,892
    Fully diluted                             8,228,388         8,988,060         8,280,806         8,906,025



                            AMERICAN HEALTHWAYS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED MAY 31, 2000


                                         ----------------------------------------------------------------
                                                        Additional
                                          Common         Paid-in            Retained
                                          Stock          Capital            Earnings            Total
                                         ----------------------------------------------------------------

        Balance, August 31, 1999         $ 8,462       $ 24,750,587       $ 6,194,755       $ 30,953,804

          Repurchase of stock               (263)        (1,273,218)               --         (1,273,481)

          Exercise of stock options           20             61,221                               61,241

          Net income (loss)                   --                 --          (253,460)          (253,460)
                                         ----------------------------------------------------------------

        Balance, May 31, 2000            $ 8,219       $ 23,538,590       $ 5,941,295       $ 29,488,104
                                         ================================================================


                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       --------------------------------
                                                           Nine Months Ended May 31,
                                                              2000             1999
                                                       --------------------------------
Cash flows from operating activities:
  Net income (loss)                                    $   (253,460)      $  2,112,886
    Income tax expense                                      180,000          1,534,000
                                                       --------------------------------
  Income (loss) before income taxes                         (73,460)         3,646,886
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                        2,487,748          1,292,700
     Increase in working capital items                   (1,589,931)        (3,019,682)
     Other noncash transactions                             637,086            620,380
                                                       --------------------------------
                                                          1,461,443          2,540,284

  Income taxes (net paid)                                  (997,270)        (1,021,700)
  Increase in other assets                                 (359,731)          (320,831)
  Payments on other long-term liabilities                  (252,227)          (354,032)
                                                       --------------------------------
      Net cash flows used in operating activities          (147,785)           843,721
                                                       --------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                  (8,707,896)        (2,331,758)
                                                       --------------------------------
      Net cash flows used in investing activities        (8,707,896)        (2,331,758)
                                                       --------------------------------

Cash flows from financing activities:
  Exercise of stock options                                  19,999            960,797
  Repurchase of stock                                    (1,273,481)          (453,750)
                                                       --------------------------------
      Net cash flows from (used in)
        financing activities                             (1,253,482)           507,047
                                                       --------------------------------

Net decrease in cash and cash equivalents               (10,109,163)          (980,990)
Cash and cash equivalents, beginning of period           13,501,016         13,243,571
                                                       --------------------------------

Cash and cash equivalents, end of period               $  3,391,853       $ 12,262,581
                                                       ================================


                            AMERICAN HEALTHWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended May 31, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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

(2)      STOCK REPURCHASE

         In March 2000, the Company's Board of Directors authorized the repurchase and cancellation of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of May 31, 2000, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

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

         Summarized financial information by business segment is as follows:


                                   -------------------------------         -------------------------------
                                     Three months ended May 31,               Nine months ended May 31,
                                      2000               1999                  2000              1999
                                   -------------------------------         -------------------------------
Revenues:
  Health plan contracts            $  6,410,783      $  7,050,147          $ 22,384,009      $ 19,320,177
  Hospital contracts                  5,120,843         5,302,570            15,141,615        16,832,085
  Other revenue                          85,433           144,149               369,737           418,448
                                   -------------------------------         -------------------------------
                                   $ 11,617,059      $ 12,496,866          $ 37,895,361      $ 36,570,710
                                   ===============================         ===============================


Income (loss) before income taxes:
  Health plan contracts            $   (440,296)      $ 1,614,436          $  2,418,503      $  4,520,307
  Hospital contracts                  1,408,633         1,559,512             4,174,172         4,801,098
  Shared support services            (1,938,442)       (1,336,704)           (5,037,199)       (4,051,262)
                                   -------------------------------         -------------------------------
    Total segments                     (970,105)        1,837,244             1,555,476         5,270,143
  General corporate expenses           (593,250)         (479,666)           (1,628,936)       (1,623,257)
                                   -------------------------------         -------------------------------
                                   $ (1,563,355)      $ 1,357,578          $    (73,460)     $  3,646,886
                                   ===============================         ===============================


(4)      STOCKHOLDER RIGHTS PLAN

         On June 19, 2000, the Company's Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 will receive preferred stock purchase rights as a dividend at the rate of one right per share. Each right will initially entitle its holder to purchase one one-hundredth of a new Series A preferred share at $32 each, subject to adjustment. Upon becoming exercisable, each Right will allow the holder (other than the person or group whose actions has triggered the exercisability of the Rights), under alternative circumstances, to buy either securities of American Healthways or securities of the acquiring Company (depending on the form of the transaction) having a value of twice the then current exercise price of the Rights. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the company's common shares outstanding. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. The rights will expire on June 19, 2010.

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan diabetes, cardiac and respiratory disease management services and for hospital-based diabetes services; the risks associated with a significant concentration of the Company's revenues with a small number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of its performance under the terms of its health plan contracts; the Company's ability to implement on a cost effective and timely basis its expansion of its information technology capabilities in connection with the growth in its business and its Internet communication strategy; the ability of the Company to negotiate favorable fee structures with health plans; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully implement its cardiac and respiratory disease management programs; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing and any future litigation or judicial or administrative proceedings; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues for the three and nine months ended May 31, 2000 and 1999.


                                   ---------------------  --------------------
                                    Three months ended      Nine months ended
                                          May 31,               May 31,
                                      2000      1999         2000      1999
                                    -------------------   -------------------
           Health plan contracts       55%       56%         59%       53%
           Hospital contracts          44        43          40        46
           Other                        1         1           1         1
                                    ------------------     ------------------
                                      100%      100%        100%      100%
                                    ==================     ==================

         Revenue growth from the Company's health plan disease management business as well as reductions in revenue from its hospital contract business have resulted in the increasing proportion of the Company's revenue that is derived from its health plan operations.

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

         The Company's disease management services for health plans are designed to meet the needs of individual health plan customers. Services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from a centralized operations call center to services that also include providing local personnel resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts. These contracts are generally for terms of three years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company's fees are at risk subject to the Company's performance against clinical and financial cost savings criteria. The Company records revenue from its performance-based health plan contracts based on its estimates of expected performance under these contracts and adjusts these estimates as additional data necessary to determine performance becomes available.

         Beginning with the third quarter of fiscal 2000, the Company will present the number of lives in its health plan disease management programs using "equivalent" lives. Because the Company's new cardiac healthways(SM) and respiratory healthways(SM) programs have per member per month fee revenues that are generally higher than the fees for lives under its diabetes healthways(SM) program, health plan equivalent lives, for comparative purposes, represents the conversion of cardiac and respiratory lives to an approximate revenue equivalent of diabetes lives. The Company anticipates that the average contribution percentage margin under all programs will be approximately the same.

         As of May 31, 2000, the Company had contracts with 15 health plans to provide disease management services in 53 health plan markets compared with contracts with seven health plans in 35 markets as of May 31, 1999. The number of covered equivalent lives under management pursuant to these contracts which were in operation as of May 31, 2000 and May 31, 1999 was 146,615 and 97,984, respectively. Covered equivalent lives at May 31, 2000 do not include approximately 49,000 equivalent contract lives under executed health plan contracts that are scheduled for implementation subsequent to May 31, 2000, primarily during the quarter ending August 31, 2000.

         Disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of patients with diabetes, cardiac disease and respiratory disease and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its diabetes population management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. During the current fiscal year this system has been upgraded to enable the system to handle additional diseases other than diabetes from a common platform and to increase the Company's call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also developed an Internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of the capabilities of its Internet communication technology. Installation of these upgrades to this system began during January 2000 and will continue through the remainder of fiscal 2000. The capital expenditures required during fiscal 2000 to upgrade the Company's information technology capability and to add future covered life service capacity through the completion of centralized call centers in Phoenix, Arizona, Pittsburgh, Pennsylvania and Honolulu, Hawaii are estimated to total approximately $7.0 million. Approximately $5.5 million of these expenditures were made during the nine months ended May 31, 2000. In addition, during the three months and nine months ended May 31, 2000, the Company recorded expenses of approximately $100,000 and $300,000, respectively, for the write-down of equipment and other costs related to the closing of certain health plan service locations all associated with the implementation of the Company's new information technology platform.

         Effective January 1, 2000, the Company and one of its largest health plan customers restructured its contract, the effect of which was to materially reduce the revenues and net income the Company derives from this contract from historical levels. The full ongoing impact of this restructuring had a material negative impact on the Company's revenues and net income during the quarter ended May 31, 2000.

         During the quarter ended May 31, 2000, the Company recorded a negative revenue adjustment of approximately $1.0 million to provide for the settlement of a billing misunderstanding due to lack of clarity in contracts with two of its health plan customers relating to conditions under which enrollees of these plans were eligible to participate in the Company's disease management programs. This estimated settlement relates primarily to the initial enrollment periods in two of the Company's older disease management contracts. In the Company's newer disease management contracts, these eligibility issues are more clearly defined than in the older contracts subject to this revenue adjustment.

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

         As of May 31, 2000, the Company had 54 hospital contracts to provide services at 69 hospital sites compared with 58 contracts at 77 hospital sites as of May 31, 1999. The number of hospital contracts and hospital sites for the May 31, 2000 period includes one Arthritis and Osteoporosis Care Center ("AOCC") contract with a hospital to provide comprehensive arthritis and osteoporosis services that are operated by the Company. The May 31, 1999 period includes two AOCC contracts with hospitals to provide comprehensive arthritis and osteoporosis services that were operated by the Company.

         The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three and nine months ended May 31, 2000 and May 31, 1999 are presented below.


                                            ----------------------------------------------------
                                                         Three months ended May 31,
                                                    2000                          1999
                                            ----------------------------------------------------
                                            Contracts       Sites       Contracts        Sites
                                            ----------------------     -------------------------
          Total contracts/sites at
          beginning of period                   54           68             57            74
          New contracts/sites signed             2            3              3             5
          Contracts/sites discontinued          (2)          (2)            (2)           (2)
                                            --------------------       ----------------------
          Total contracts/sites at end
          of period                             54           69             58            77
                                            ====================       =======================

                                           ----------------------------------------------------
                                                           Nine months ended May 31,
                                                      2000                        1999
                                           ----------------------------------------------------
                                            Contracts       Sites       Contracts        Sites
                                           -----------------------     ------------------------
          Total contracts/sites at
          beginning of period                   58           72              57           72
          New contracts/sites signed             8            9               7           17
          Converted to health
          plan contract                         (1)          (1)             --           --
          Contracts/sites discontinued         (11)         (11)             (6)         (12)
                                            --------------------       ----------------------
          Total contracts/sites at end
          of period                             54           69              58           77
                                            ====================       ======================


         During the three month period ended May 31, 2000, one contract was renewed for the Company's hospital-based diabetes treatment centers. During the remainder of fiscal 2000, eight contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         The Company periodically renegotiates existing hospital contracts and, in that connection, has historically agreed to reduce its fee structure in certain of these contracts in order to maintain favorable long-term client relationships with these hospitals. The Company anticipates that it will continue to make such fee reductions or contract restructurings which will continue to have a negative impact on the Company's revenues and profitability.

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

         On June 19, 2000, the Company's Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 will receive preferred stock purchase rights as a dividend at the rate of one right per share. Each right will initially entitle its holder to purchase one one-hundredth of a new Series A preferred share at $32 each, subject to adjustment. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company's common shares outstanding. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. The rights will expire on June 19, 2010.

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

RESULTS OF OPERATIONS

         Revenues for the three and nine month periods ended May 31, 2000 decreased 7% and increased 4%, respectively, over the same periods in 1999. Revenues were impacted by an increase in the average number of equivalent lives enrolled in the Company's health plan disease management contracts to approximately 139,000 and 129,000 equivalent lives, respectively, for the three and nine month periods ended May 31, 2000 from approximately 90,000 and 83,000 equivalent lives, respectively, for the comparable three and nine month periods during the prior year. This increase in equivalent lives under management was primarily the result of additional sites being added at health plan contracts with existing customers as well as from new contracts signed during fiscal 1999 and fiscal 2000. The average revenue per member per month for enrollees under the Company's health plan contracts was 41% and 26% less during the three and nine month periods ended May 31, 2000, respectively, than during the prior year periods. This decrease in average per member per month revenue occurred primarily as a result of the non-recurring negative revenue adjustment recorded during the quarter ended May 31, 2000 related to the anticipated resolution of billing eligibility issues with two health plan customers and also as a result of the full impact during the quarter of reduced revenues from a contract with one of the Company's health plan customers which was restructured during the quarter ended February 29, 2000. The average revenues per equivalent life for the three and nine month periods ended May 31, 2000 were also lower than during the prior period as a result of a greater mix of equivalent lives from new contracts with lower service intensity levels during the fiscal 2000 periods compared with the fiscal 1999 periods. Revenues from the Company's hospital contract operations for the three and nine month periods ended May 31, 2000 were 3% and 10% less, respectively, than hospital contract revenues for the comparable periods last year primarily as a result of a fewer average number of contracts in operation during the fiscal 2000 periods and, for the nine months ended May 31, 2000, from a reduction in average revenue per contract in operation. This reduction in hospital revenue per contract is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with lower fees than contracts that were discontinued since the comparable period in the prior fiscal year. The Company anticipates that revenues during the fourth quarter of fiscal 2000 will increase over the comparable prior period quarter primarily as a result of additional equivalent lives to be added under new disease management contracts with health plans offset by the impact of lower revenues from the restructuring of one of its health plan customer contracts and by lower revenues from its hospital contract operations.

         Salaries and benefits for the three and nine month periods ended May 31, 2000 increased 5% and 10%, respectively, primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company's health plan contracts, the opening of new health plan call center service locations and increased staffing associated with the upgrades being made in the Company's information technology platform. Salaries and benefits as a percentage of revenues increased to 74% and 68%, respectively, for the three and nine month periods ended May 31, 2000 from 65% and 64%, respectively, for the comparable periods last year primarily as a result of higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of increased staff required for expected increases in the number of equivalent lives enrolled under the Company's health plan contracts.

         Other operating expenses for the three and nine month periods ended May 31, 2000 increased 42% and 20%, respectively, from the comparable periods last year. The increase for the periods was primarily the result of higher operating costs at its health plan operations, including costs related to implementing the Company's new information technology platform and adding new call center operating capacity. Other operating expenses as a percentage of revenues increased to 32% for the three month period ended May 31, 2000 from 21% for the comparable period last year primarily as a result of higher operating costs associated with its health plan contract operations during the fiscal 2000 quarter. Other operating costs as a percentage of revenues was 26% for the nine months ended May 31, 2000 compared with 22% for the comparable period last year. The Company anticipates other operating expenses will increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of increased costs associated with anticipated increases during the quarter ending August 31, 2000 in the number of equivalent lives enrolled under the Company's health plan contracts as well as from increased expenses associated with improvements and expansion of the Company's information technology capabilities.

         The increase in depreciation and amortization expense to $979,657 and $2.5 million, respectively, for the three and nine month periods ended May 31, 2000 from $453,147 and $1.3 million for the comparable periods last year resulted principally from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's disease management operations for health plans. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2000 compared with fiscal 1999 primarily as a result of capital expenditures associated with expected increases in the number of covered equivalent lives enrolled under the Company's health plan contracts as well as from growth and improvement in the Company's information technology capabilities.

         The Company's income tax benefit for the three month period ended May 31, 2000 was $550,000 and income tax expense for the nine month period ended May 31, 2000 was $180,000, respectively, compared to expense of $567,000 and $1.5 million for the comparable periods last year. The decrease in the income tax expense between these periods resulted primarily from a decrease in profitability. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during both periods are due to the impact of certain non-deductible expenses, primarily the amortization of excess costs over net assets of purchased companies which are not deductible for income tax purposes, and the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the nine months ended May 31, 2000 used $147,785 in cash flow. Investing activities during this period used $8.7 million in cash which consisted of the acquisition of property and equipment primarily associated with improvements in its health plan information technology capabilities and with increases in its central call center service capacity and also associated with leasehold improvements and other costs related to the Company's relocated and expanded corporate and primary support office location in Nashville, Tennessee. Financing activities for the nine months ended May 31, 2000 used $1.3 million in cash flow primarily resulting from the Company's repurchase of its common stock.

         In early January 2000, the Company executed a financing agreement with a financial institution which provides the Company with up to $6 million in borrowing capacity under a credit facility that expires in January 2002. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants and limits the amount of any future repurchases of the Company's common stock. As of May 31, 2000, there were no borrowings outstanding under this agreement.

         The Company believes that cash flow from operating activities, its available cash balances of $3.4 million at May 31, 2000 and available credit under its financing agreement will continue to enable the Company to fund its working capital needs and capital expenditures associated with its remaining information technology improvements and health plan service capacity expansion. Remaining commitments for capital expenditures associated with these projects total approximately $1.5 million and are expected to be completed primarily during the quarter ending August 31, 2000.

         During March 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of May 31, 2000, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

                                     PART II

ITEM 1.     Legal Proceedings.

            In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"),formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. As a result of the resolution of preliminary motions in this case, the Company was dismissed as a defendant. AHSI remains as a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

ITEM 2.     Changes in Securities and Use of Proceeds.

            On June 19, 2000, the Board of Directors of the Company declared a dividend of one stock purchase right (a "Right") per share of the Company's common stock, $.001 par value per share (the "Common Stock"), outstanding on June 30, 2000 (the "Record Date"). A Right will also accompany each share of Common stock issued following a Record Date. Each Right, when it first becomes exercisable, entitles the holder to purchase from the Company one-hundredth of one share of preferred stock, $.001 par value per share, at an initial exercise price of $32.00 per one-hundredth of one share, subject to adjustment. The terms and conditions of the Rights are set forth in a Rights Agreement dated as of June 19, 2000, between the Company and SunTrust Bank, as Rights Agent, as more fully described in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 21, 2000.

ITEM 3.     Defaults Upon Senior Securities.

            Not Applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

            Not Applicable

ITEM 5.     Other Information.

            Not Applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  10.1 First Amendment to Credit Agreement between American Healthways, Inc. and SunTrust Bank dated May 12, 2000

                  10.2 Amendment Agreement between American Healthways Services, Inc., American Healthways Management, Inc., Arthritis and Osteoporosis Care Center, Inc. and SunTrust Bank dated May 12, 2000

                  27.   Financial Data Schedule

            (b)   Reports on Form 8-K

          There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                 American Healthways, Inc.
                                             -----------------------------------
                                                       (Registrant)




Date   July 17, 2000                    By          /s/ Henry D. Herr
      ----------------                       -----------------------------------
                                                      HENRY D. HERR
                                                 Executive Vice President
                                                Finance and Administration
                                              (Principal Financial Officer)





Date   July 17, 2000                    By          /s/ David A. Sidlowe
      ----------------                       -----------------------------------
                                                     DAVID A. SIDLOWE
                                                  Senior Vice President
                                                     and Controller
                                              (Principal Accounting Officer)