Form 10-K
period 2000-08-31
AMERICAN HEALTHWAYS INC
filed 2000-11-29
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended August 31, 2000
                          Commission File No. 000-19364


                            AMERICAN HEALTHWAYS, INC.
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

               3841 Green Hills Village Drive, Nashville, TN 37215
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  615-665-1122
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 27, 2000, 8,229,139 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $52,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2001 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         American Healthways, Inc. (the "Company"), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans and hospitals. The Company's programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its DIABETES HEALTHWAYS(SM), CARDIAC HEALTHWAYS(SM) and RESPIRATORY HEALTHWAYS(SM) product lines. In addition, subsequent to August 31, 2000, the Company introduced its MYHEALTHWAYS(SM) product which is designed to provide health plan members and their physicians personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases. As of August 31, 2000, the Company had contracts to provide its services to health plans in 58 markets and also had contracts to provide its services at 66 hospitals.

         At the Annual Meeting of Stockholders on January 25, 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc.

         The Company's discontinued operations in fiscal 1998 represented AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March 1997, the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         This Form 10-K contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan diabetes, cardiac and respiratory disease management services, MYHEALTHWAYS(SM) services and to execute new contracts for hospital-based diabetes services; the risks associated with a significant concentration of the Company's revenues with a small number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of its performance under the terms of its health plan contracts; the Company's ability to implement on a cost effective and timely basis its expansion of its information technology capabilities in connection with the growth in its business and its Internet communication strategy; the ability of the Company to negotiate favorable fee structures with health plans; the Company's ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to obtain adequate financing to support the Company's performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully implement its cardiac and respiratory disease management programs and its MYHEALTHWAYS(SM) programs; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing litigation involving the Company; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

SOURCES OF REVENUES

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 2000, 1999 and 1998:

               ---------------------------------------------------
               Year ended August 31,      2000     1999     1998
               ---------------------------------------------------
                 Health Plan Contracts      61%      54%      39%
                 Hospital Contracts         38       45       60
                 Other                       1        1        1
                                        --------------------------
                                           100%     100%     100%
                                        ==========================

For information on the Company's business segments, see Note 12 of the Notes to the Consolidated Financial Statements.

         While the Company's revenues historically have been generated primarily by its operating contracts with hospitals, a majority of its fiscal 1999 and 2000 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for individuals with chronic diseases such as diabetes, cardiac disease and respiratory disease enrolled in their plans. The Company believes that a substantial portion of its future revenue growth will result from providing disease and care management services to health plans. Implementation of the Company's first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000 the Company signed its first contracts with health plans to deliver its cardiac and its respiratory disease programs. The Company's disease management products assist enrollees and the providers of healthcare in the contracting health plans with specific disease-related care and treatment as well as provide assistance for the overall needs of populations of individuals with a specific chronic disease. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care for the treatment of the disease is provided to enrollees and that this focus will improve the health status of the enrollee populations with the disease and will reduce both the short-term and long-term healthcare costs of these enrollees.

         The Company's disease management services for health plans are designed to meet the needs of individual health plan customers. The Company provides clinical and support staff who are responsible for coordinating and supporting the treatment of individuals with chronic diseases such as diabetes, cardiac disease and respiratory disease in accordance with treatment standards and protocols that have been developed by the Company and have been approved by the medical leadership at each health plan. In most contracts, individuals with a targeted disease in these plans are automatically enrolled in the Company's program but are permitted to decline to participate. Historically, less than 3% have declined to participate. The actual treatment of the individuals is provided by physicians, hospitals and other ancillary service providers who are part of the health plan's network of providers. The Company's services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company's four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company's fees are at risk subject to the Company's performance against financial cost savings and clinical criteria. The Company records revenue from its performance-based health plan contracts based on its estimates of expected performance levels under these contracts and adjusts these estimates as additional data necessary to determine performance levels becomes available.

         MYHEALTHWAYS(SM) will address a broader population base in a health plan than only those members with chronic diseases. The program will provide personalized assessments and customized action plans to health plan members and their physicians which enable proactive intervention with patients who are identified to be at increased risk for a variety of treatable health problems. MYHEALTHWAYS(SM) is intended to help mitigate the effects of or prevent certain health problems. While no contracts have been executed to date for the MYHEALTHWAYS(SM) product, it is anticipated that the structure for these contracts will be similar to the Company's contracts for its disease management products and could involve some portion of the Company's fees at risk subject to meeting performance criteria.

         Disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of patients with diabetes, cardiac disease and respiratory disease and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its disease management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. During the fiscal year ended August 31, 2000, this system was upgraded to enable it to handle additional diseases other than diabetes from a common platform and to increase the Company's central operating unit call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also developed an Internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of its Internet communication technology. The capital expenditures required during fiscal 2000 to upgrade the Company's information technology capability and to add service capacity through the completion of centralized operating unit call centers in Phoenix, Arizona, Pittsburgh, Pennsylvania and Honolulu, Hawaii totaled approximately $7.0 million. As a result of these expenditures, the Company had the infrastructure to provide disease management services to approximately 400,000 equivalent lives as of August 31, 2000 compared with a capacity of approximately 125,000 equivalent lives at the beginning of fiscal 2000.

         At August 31, 2000, the Company had contracts with 15 health plans to provide disease management services in 58 health plan markets. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of "equivalent" covered lives. Because the Company's original disease management efforts focused on enrollees with diabetes and the majority of its lives as of the end of fiscal 2000 were diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company's fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company's respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the number of equivalent lives under contract and scheduled for implementation but not currently generating revenue are shown below at August 31, 2000, 1999 and 1998.

         --------------------------------------------------------------------
         At August 31,                          2000        1999       1998
         --------------------------------------------------------------------
         Equivalent lives under management     198,916     111,197     57,292
         Equivalent lives in backlog            13,000      21,000     35,000
                                             --------------------------------
           Total equivalent lives              211,916     132,197     92,292
                                             ================================



         Subsequent to August 31, 2000, the Company executed a contract to provide cardiac disease management services to approximately 100,000 equivalent lives in CIGNA Healthcare health plans. Services for these enrollees and fee revenue for the Company under this contract are currently scheduled to be phased in during a six-month period beginning April 1, 2001, and are subject to the Company providing a letter of credit of up to $6.6 million to support the Company's performance under the contract.

         The Company's hospital-based diabetes treatment center business had 50 contracts in effect in 24 states at August 31, 2000. The Company also had a contract to operate a hospital-based arthritis and osteoporosis treatment center. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

               ---------------------------------------------------------------------
               Year ended August 31,                          2000     1999     1998
               ---------------------------------------------------------------------
               Contracts in effect at beginning of period       58       57       58
               Contracts signed                                  8        9        9
               Contracts discontinued                          (15)      (8)     (10)
                                                             -----------------------
               Contracts in effect at end of period             51       58       57
                                                             =======================
               Hospital sites where services are delivered      66       72       72
                                                             -----------------------

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist of either fixed management fees, variable fees based on the Company's performance or a combination thereof. Variable fees based upon performance generally provide for fee payments to the Company based on changes in the client hospital's market share of diabetes inpatients, the costs of providing care to these patients, and quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company's revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company's program for center professional personnel, medical director fees and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

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

BUSINESS STRATEGY

         The Company's strategy is to develop additional relationships with health plans to provide care and disease management services and to further develop and expand its hospital-based diabetes treatment center business. The Company anticipates that it will utilize its state-of-the-art call center and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company plans to add services, such as MYHEALTHWAYS(SM), to its product mix for health plans that will extend the Company's programs beyond its current chronic disease focus and will be designed to enhance the ability of health plans to create a positive health care relationship with all of their members, not just those who are chronically ill. It is anticipated that some of these new services will be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in one or more of these entities.

         The Company anticipates that additional disease management contracts that the Company may sign with health plans may take one of several forms, including some form of shared savings of overall enrollee healthcare costs, per member per month payments to the Company to cover its services to enrollees, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company's fees will be at risk subject to its performance against financial cost savings and clinical criteria.

INDUSTRY AND OTHER RISK CONSIDERATIONS

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

         Hospitals and health plans are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company's ability to effectively deliver its services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act, is one such example. While the Company believes that its ability to obtain patient identifiable medical information for disease management purposes from a health plan with which it has contracted is protected in recently released proposed federal regulations governing medical record confidentiality as well as in most state legislation and regulations addressing this issue, new federal or state legislation or regulation in this area which restricts the availability of this information to the Company or which leaves uncertain whether disease management is an allowable use of patient identifiable medical information would have a negative impact on its health plan disease management operations.

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

         The disease management industry, which is growing rapidly, is a relatively new segment of the overall health care industry and has many entrants marketing various services and products labeled as disease management. The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at demand management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services. While the Company believes that its many years of experience in treating chronic diseases, the clinical depth of the Company's programs and the documented positive population-based financial and clinical outcomes experienced by the Company's health plan customers provide clear product differentiation, the existence of numerous competing disease management products and contracting structures in an industry with a relatively short history has created and may continue to create confusion in the contracting process for these services. In addition, because the industry is still relatively new and health plans have recently entered into disease management contracts, the Company has a significant concentration of its revenues represented by contracts with two health plans, Highmark, Inc. (Blue Cross and Blue Shield of Western Pennsylvania) and CIGNA Healthcare, which collectively accounted for 44% of the Company's revenues in fiscal 2000. Until additional significant health plan contracts are signed by the Company, the Company would be negatively and materially impacted by the loss or restructuring of a contract with a single large health plan customer. During the fiscal year ended August 31, 2000, the Company restructured a contract with one of these health plans, which resulted in a material reduction in revenues and profits under this contract beginning January 1, 2000.

         The disease management industry is dependent on the effective use of information technology. While the Company believes that its state of the art electronic medical record and call center technology provides it with a competitive advantage in the industry, the Company expects to continually invest in updating this technology and, in some cases, such as those discussed in this Annual Report on Form 10-K, will be required to make systems investments in advance of the generation of revenue by these investments. In addition, these system requirements expose the Company to technology obsolescence risks. Accordingly, the Company amortizes its computer software and hardware over periods ranging from three to five years.

         The determination of which health plan members are eligible to receive the Company's services and the measurement of the Company's performance under its health plan contracts are highly dependent upon the timely receipt of accurate data from its health plan customers and the accuracy of the analysis of such data. Data acquisition, data quality control and data analysis are intense and complex processes subject to error. Untimely, incomplete or inaccurate data from the Company's health plan customers or flawed analysis of such data could materially impact the Company's revenues derived from a contract.

         During fiscal 2000, the Company recorded negative revenue adjustments of approximately $1.2 million to provide for the settlement of billing misunderstandings with two health plan customers due to the lack of clarity in contracts with those customers relating to the conditions under which enrollees in the plans were eligible to participate in the Company's disease management program. These settlements related primarily to the initial enrollment periods of plan members under two of the Company's older contracts. The Company believes that such eligibility issues have been more clearly defined in its newer disease management contracts.

         Stock prices of healthcare companies and the Company's stock price in particular may be volatile. The stock's volatility may be influenced by the market's perceptions of the healthcare sector in general, or other companies believed to be similar to the Company or by the market's perception of the Company's operations and future prospects. Many of these perceptions are beyond the ability of the Company to control. In addition, the Company's stock is not heavily traded and therefore the ability to achieve relatively quick liquidity without a negative impact on the stock price may be limited.

OPERATING CONTRACT RENEWALS

         The Company's health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with client health plans to provide disease management services to their members. The terms of these health plan contracts generally range from three to five years with some contracts providing for early termination by the health plan under certain conditions. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience in this industry is limited. No assurances can be given that the results from restructurings and possible terminations at renewal would not have a material negative impact on the Company's results of operations. During the three years ended August 31, 2000, four health plan contracts were terminated. Two of these contracts involved pilot programs which ended by mutual consent at the end of their terms. The other two contracts were terminated early as the result of the acquisition of the Company's health plan customers by other health plans who did not wish to continue providing the services.

         During the fiscal year ending August 31, 2001, four health plan customer contracts representing 23% of the Company's revenues for fiscal 2000 are eligible to be terminated under the terms of the contracts. No assurance can be given that the results of these renewals or possible contract terminations would not have a material negative impact on the Company's net income during fiscal 2001.

         The Company's hospital contract revenues are also dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company's revenues and profitability. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, and a hospital's need to reduce the hospital's operating costs including the short-term reduction of costs associated with elimination of the Company's program or the contract's performance.

         During fiscal 2000, 10 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain favorable long-term contractual relationships. Also during fiscal 2000, 15 hospital contracts were discontinued. Several of these contracts were lower revenue and lower margin contracts with limited impact on the Company's profitability. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2001, 28 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

COMPETITION

         The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. Other companies, including major pharmaceutical companies, healthcare providers and organizations that provide services to health plan organizations, which may have greater financial, research, staff, and marketing resources than the Company, are marketing diabetes, cardiac and respiratory disease management services to health plans or have announced an intention to offer such services. While the Company believes it has advantages over its competitors because of its state-of-the-art central operating unit call center technology linked to its proprietary medical information technology, the comprehensive clinical nature of its product offerings, its established reputation in the provision of care to enrollees with chronic diseases and the financial and clinical outcomes from its health plan programs, there can be no assurance that the Company can compete effectively with these companies.

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

GOVERNMENTAL REGULATION

         While the Company itself is not directly subject to many of the governmental and regulatory requirements affecting healthcare delivery, its client hospitals and health plans must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes, health codes and local fire departments. Certain professional healthcare employees of the Company, such as nurses, are subject to individual licensing requirements.

         The Company is indirectly affected by changes in the laws governing hospital and health plan reimbursement under governmental programs such as Medicare and Medicaid. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall federal healthcare spending. Federal legislation such as the Balanced Budget Act of 1997 have or will significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively impacting hospital revenues and operations. There can be no assurance that these changes, future legislative initiatives or government regulation would not adversely affect the Company's operations or reduce the demand for its services.

         Health plan and hospital customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company's ability to effectively deliver its services. The current focus on legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act, is one such example. While the Company believes that its ability to obtain this information for disease management purposes from a health plan with which it has contracted is protected in recently released proposed federal regulations governing medical record confidentiality, new federal or state legislation or regulation in this area which restricts the availability of this information to the Company or which leaves uncertain whether disease management is an allowable use of patient identifiable medical information would have a negative impact on its health plan disease management operations.

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

EMPLOYEES

         As of August 31, 2000, the Company had 323 full-time employees and 313 part-time employees in the following general classifications: 370 healthcare professionals, including nurses, counselors, dietitians and exercise therapists; 128 center and health plan site management and administrative personnel; and 138 operations support and Company management personnel. The Company's employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.

ITEM 2.  PROPERTIES

         The Company's corporate and primary service support office is located in Nashville, Tennessee and contains approximately 44,000 square feet of office space, which the Company leases pursuant to an agreement which expires in September 2007. The Company also has seven office space leases associated with its current health plan contract services including its four call center locations in Phoenix, AZ, Nashville, TN, Pittsburgh, PA, and Honolulu, HI for an aggregate of approximately 59,000 square feet of space for terms of three to ten years. All of the Company's diabetes and arthritis and osteoporosis treatment centers are located in hospital-based units for which the Company pays no rent.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General (AOIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of August 31, 2000. Executive officers of the Company serve at the pleasure of the Board of Directors.

-------------------------------------------------------------------------------------------------------
      Officer                Age                               Position
-------------------------------------------------------------------------------------------------------

 Thomas G. Cigarran           58           Chairman of the Board and Chief Executive Officer since 1988,
                                           President and Director since 1981. Chairman of the Board of
                                           AmSurg since 1992. President and Chief Executive Officer of
                                           AmSurg from 1992 to 1998.

 Henry D. Herr                54           Executive Vice President-Finance and Administration since
                                           1986, Chief Financial Officer since 1981, Secretary and
                                           Director since 1988. Director of AmSurg since 1992.  Vice
                                           President and Secretary of AmSurg from 1992 to 1998.

 Robert E. Stone              54           Executive Vice President since 1999, Senior Vice President since 1981.

 David A. Sidlowe             50           Senior Vice President since 1999, Vice President since 1984,
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

                                      ------------------------
                                           High         Low
                                      ------------------------
Year ended August 31, 2000
  First Quarter                            $ 7.00      $ 3.94
  Second Quarter                             5.50        3.75
  Third Quarter                              4.59        3.63
  Fourth Quarter                             7.25        3.88

Year ended August 31, 1999
  First Quarter                            $12.13      $ 7.00
  Second Quarter                            11.88        9.38
  Third Quarter                             11.38        7.00
  Fourth Quarter                             9.13        6.38

(b)  Holders

         At November 22, 2000 there were approximately 2,000 holders of the Company's Common Stock, including 137 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------
Year ended and at August 31,                          2000      1999        1998        1997       1996
----------------------------------------------------------------------------------------------------------
                                                            (In thousands except per share data)
OPERATING DATA:
  Revenues                                          $53,030   $ 50,052    $ 41,167    $ 30,537    $31,403
                                                 --------------------------------------------------------
  Expenses:
   Salaries and benefits                             34,975     31,362      26,473      21,437     19,866
   Other operating expenses                          13,786     11,203      11,084       8,702      7,254
   Depreciation and amortization                      3,621      1,805       1,308       1,342      1,273
   Interest                                              22         --           1           6          5
   Spin-off stock option adjustment                      --         --       5,770          --         --
                                                 --------------------------------------------------------
     Total expenses                                  52,404     44,370      44,636      31,487     28,398
                                                 --------------------------------------------------------
  Income (loss) before income taxes
      and discontinued operations                       626      5,682      (3,469)       (950)     3,005
    Income tax expense (benefit)                        478      2,365      (1,148)       (207)       544
                                                 --------------------------------------------------------
  Income (loss) from continuing operations              148      3,317      (2,321)       (743)     2,461
    Discontinued operations                              --         --          57        (940)       799
                                                 --------------------------------------------------------
  Net income (loss)                                 $   148   $  3,317    $ (2,264)   $ (1,683)   $ 3,260
                                                 ========================================================
  Basic income (loss) per share:
    From continuing operations                      $  0.02   $   0.40    $  (0.29)   $  (0.09)   $  0.31
    From discontinued operations                         --         --        0.01       (0.12)      0.10
                                                 --------------------------------------------------------
                                                    $  0.02   $   0.40    $  (0.28)   $  (0.21)   $  0.41
                                                 ========================================================
  Diluted income (loss) per share:
    From continuing operations                      $  0.02   $   0.37    $  (0.29)   $  (0.09)   $  0.30
    From discontinued operations                         --         --        0.01       (0.12)      0.10
                                                 --------------------------------------------------------
                                                    $  0.02   $   0.37    $  (0.28)   $  (0.21)   $  0.40
                                                 ========================================================

  Weighted average common shares and equivalents:
    Basic                                             8,269      8,319       8,081       8,022      7,980
    Diluted                                           8,635      8,924       8,081       8,022      8,161

BALANCE SHEET DATA:
  Cash and cash equivalents                         $ 7,025   $ 13,501    $ 13,244    $ 12,227    $12,562
  Working capital                                     5,861     14,014      10,859      11,564     13,324
  Net assets of discontinued operations                  --         --          --      16,407     16,361
  Total assets                                       41,355     41,014      36,857      49,373     48,943
  Other long-term liabilities                         3,009      2,820       2,446       2,186      2,657
  Stockholders' equity                               29,956     30,954      26,606      40,441     41,611

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthways, Inc. (the "Company"), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans and hospitals. The Company's programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its DIABETES HEALTHWAYS(SM), CARDIAC HEALTHWAYS(SM) and RESPIRATORY HEALTHWAYS(SM) product lines. In addition, subsequent to August 31, 2000, the Company introduced its MYHEALTHWAYS(SM) product which is designed to provide health plan members and their physicians personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases.

         At the Annual Meeting of Stockholders on January 25, 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to change the Company's name from American Healthcorp, Inc. to American Healthways, Inc.

         The Company's discontinued operations in fiscal 1998 represented AmSurg Corp. ("AmSurg"), formerly a majority-owned subsidiary that develops, acquires and operates physician practice-based ambulatory surgery centers and specialty physician networks in partnerships with surgical and other group practices. In March 1997, the Company's Board of Directors approved a plan to distribute, on a substantially (approximately 98.5%) tax-free basis, all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution was completed on December 3, 1997. The Company has received a letter ruling from the Internal Revenue Service confirming the substantially tax-free nature of the Distribution.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan diabetes, cardiac and respiratory disease management services, MYHEALTHWAYS(SM) services and to execute new contracts for hospital-based diabetes services; the risks associated with a significant concentration of the Company's revenues with a small number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of its performance under the terms of its health plan contracts; the Company's ability to implement on a cost effective and timely basis its expansion of its information technology capabilities in connection with the growth in its business and its Internet communication strategy; the ability of the Company to negotiate favorable fee structures with health plans; the Company's ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to obtain adequate financing to support the Company's performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to successfully implement its cardiac and respiratory disease management programs and its MYHEALTHWAYS(SM) programs; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing litigation involving the Company; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services or on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 2000, 1999 and 1998:

               -------------------------------------------------
               Year ended August 31,       2000     1999     1998
               -------------------------------------------------
                 Health Plan Contracts      61%      54%      39%
                 Hospital Contracts         38       45       60
                 Other                       1        1        1
                                          ----------------------
                                           100%     100%     100%
                                          ======================

         While the Company's revenues historically have been generated primarily by its operating contracts with hospitals, a majority of its fiscal 1999 and 2000 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for individuals with chronic diseases such as diabetes, cardiac disease and respiratory disease enrolled in their plans. The Company believes that a substantial portion of its future revenue growth will result from providing disease and care management services to health plans. Implementation of the Company's first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000 the Company signed its first contracts with health plans to deliver its cardiac and its respiratory disease programs. The Company's disease management products assist enrollees and the providers of healthcare in the contracting health plans with specific disease-related care and treatment as well as provide assistance for the overall needs of populations of individuals with a specific chronic disease. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that the most effective care for the treatment of the disease is provided to enrollees and that this focus will improve the health status of the enrollee populations with the disease and will reduce both the short-term and long-term healthcare costs of these enrollees.

         The Company's disease management services for health plans are designed to meet the needs of individual health plan customers. The Company provides clinical and support staff who are responsible for coordinating and supporting the treatment of individuals with chronic diseases such as diabetes, cardiac disease and respiratory disease in accordance with treatment standards and protocols that have been developed by the Company and have been approved by the medical leadership at each health plan. In most contracts, individuals with a targeted disease in these plans are automatically enrolled in the Company's program but are permitted to decline to participate. Historically, less than 3% have declined to participate. The actual treatment of the individuals is provided by physicians, hospitals and other ancillary service providers who are part of the health plan's network of providers. The Company's services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company's four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company's fees are at risk subject to the Company's performance against financial cost savings and clinical criteria. The Company records revenue from its performance-based health plan contracts based on its estimates of expected performance levels under these contracts and adjusts these estimates as additional data necessary to determine performance levels becomes available.

         The Company anticipates that additional disease management contracts that the Company may sign with health plans may take one of several forms, including some form of shared savings of overall enrollee healthcare costs, per member per month payments to the Company to cover its services to enrollees, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company's fees will be at risk subject to its performance against financial cost savings and clinical criteria.

         MYHEALTHWAYS(SM) will address a broader population base in a health plan than only those members with chronic diseases. The program will provide personalized assessments and customized action plans to health plan members and their physicians which enable proactive intervention with patients who are identified to be at increased risk for a variety of treatable health problems. MYHEALTHWAYS(SM) is intended to help mitigate the effects of or prevent certain health problems. While no contracts have been executed to date for the MYHEALTHWAYS(SM) product, it is anticipated that the structure for these contracts will be similar to the Company's contracts for its disease management products and could involve some portion of the Company's fees at risk subject to meeting performance criteria.

         Disease management contracts require a sophisticated management information system to enable the Company to manage the care of large populations of patients with diabetes, cardiac disease and respiratory disease and to assist in reporting outcomes and costs. The Company has developed a clinical management system which it believes meets its information management needs for its disease and care management services and has installed and is utilizing the system for the enrollees of each of its health plan contract customers. During the fiscal year ended August 31, 2000, this system was upgraded to enable it to handle additional diseases other than diabetes from a common platform and to increase the Company's central operating unit call center capabilities and efficiency with the installation of state-of-the-art dialing, call routing, and information access technologies. The Company has also developed an Internet-based enrollee and provider communication capability for one of its health plan customers. The Company anticipates expansion of this capability to other customers as well as enhancement of its Internet communication technology. The capital expenditures required during fiscal 2000 to upgrade the Company's information technology capability and to add service capacity through the completion of centralized operating unit call centers in Phoenix, Arizona, Pittsburgh, Pennsylvania and Honolulu, Hawaii totaled approximately $7.0 million. As a result of these expenditures, the Company had the infrastructure to provide disease and care management services to approximately 400,000 equivalent lives as of August 31, 2000 compared with a capacity of approximately 125,000 equivalent lives at the beginning of fiscal year 2000.

         At August 31, 2000, the Company had contracts with 15 health plans to provide disease management services in 58 health plan markets. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of "equivalent" covered lives. Because the Company's original disease management efforts focused on enrollees with diabetes and the majority of its lives as of the end of fiscal 2000 were diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company's fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company's respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the number of equivalent lives under contract and scheduled for implementation but not currently generating revenue are shown below at August 31, 2000, 1999 and 1998.

         --------------------------------------------------------------------
         At August 31,                          2000        1999       1998
         --------------------------------------------------------------------
         Equivalent lives under management     198,916     111,197     57,292
         Equivalent lives in backlog            13,000      21,000     35,000
                                             --------------------------------
           Total equivalent lives              211,916     132,197     92,292
                                             ================================

         Subsequent to August 31, 2000, the Company executed a contract to provide cardiac disease management services to approximately 100,000 equivalent lives in CIGNA Healthcare health plans. Services for these enrollees and fee revenue for the Company under this contract is currently scheduled to be phased in during the six month period beginning April 1, 2001, and are subject to the Company providing a letter of credit of up to $6.6 million to support the Company's performance under the contract.

         During the fiscal years ended August 31, 2000 and 1999, approximately 44% and 43%, respectively, of the Company's revenues were derived from contracts with two health plans. The loss of either of these contracts or a reduction in the profitability of these contracts would have a material negative impact on the Company's financial operations. During the fiscal year ended August 31, 2000, the Company restructured a contract with one of these health plans, which resulted in a material reduction in revenues and profits under this contract beginning January 1, 2000.

         The Company's health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with client health plans to provide disease management services to their members. The terms of these health plan contracts generally range from three to five years with some contracts providing for early termination by the health plan under certain conditions. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience in this industry is limited. No assurances can be given that the results from restructurings and possible terminations at renewal would not have a material negative impact on the Company's results of operations. During the three years ended August 31, 2000, four health plan contracts have been terminated. Two of these contracts involved pilot programs which ended by mutual consent at the end of their terms. The other two contracts were terminated early as the result of the acquisition of the Company's health plan customers by other health plans who did not wish to continue providing the services.

         During the fiscal year ending August 31, 2001, four health plan customer contracts representing approximately 23% of the Company's revenues for fiscal 2000 are eligible to be terminated under the terms of the contracts. No assurance can be given that the results of these renewals or possible contract terminations would not have a material negative impact on the Company's net income during fiscal 2001.

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital's market share of diabetes patients and lower the hospital's cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist of either fixed management fees, variable fees based on the Company's performance or a combination thereof. Variable fees based upon performance generally provide for fee payments to the Company based on changes in the client hospital's market share of diabetes inpatients, the costs of providing care to these patients, and quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company's revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company's program for center professional personnel, medical director fees and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

         The Company's hospital-based diabetes treatment center business had 50 contracts in effect in 24 states at August 31, 2000. The Company also had a contract to operate a hospital-based arthritis and osteoporosis treatment center. The following table presents the number of total contracts in effect during the past three fiscal years:

               ---------------------------------------------------------------------
               Year ended August 31,                          2000     1999     1998
               ---------------------------------------------------------------------
               Contracts in effect at beginning of period       58       57       58
               Contracts signed                                  8        9        9
               Contracts discontinued                          (15)      (8)     (10)
                                                              ----------------------
               Contracts in effect at end of period             51       58       57
                                                              ======================

               Hospital sites where services are delivered      66       72       72
                                                              ======================

         During fiscal 2000, 10 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain favorable long-term contractual relationships. Also during fiscal 2000, 15 hospital contracts were discontinued. Several of these contracts were lower revenue and lower margin contracts with limited impact on the Company's profitability. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2001, 28 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         The Company's strategy is to develop additional relationships with health plans to provide care and disease management services and to further develop and expand its hospital-based diabetes treatment center business. The Company anticipates that it will utilize its state-of-the-art call center and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company plans to add services, such as MYHEALTHWAYS(SM), to its product mix for health plans that will extend the Company's programs beyond its current chronic disease focus and will be designed to enhance the ability of health plans to create a positive health care relationship with all of their members, not just those who are chronically ill. It is anticipated that some of these new services will be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in one or more of these entities.

         The Company anticipates that additional disease management contracts that the Company may sign with health plans may take one of several forms, including some form of shared savings of overall enrollee healthcare costs, per member per month payments to the Company to cover its services to enrollees, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company's fees will be at risk subject to its performance against financial cost savings and clinical criteria.

         On June 19, 2000, the Company's Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share. Each right initially entitles its holder to purchase one one-hundredth of a new Series A preferred share at $32, subject to adjustment. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company's outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. The rights will expire on June 19, 2010.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

         The increase in revenues of $2.9 million from 1999 to 2000 resulted primarily from an increase in the average number of equivalent lives enrolled in the Company's health plan disease management contracts to approximately 143,000 for 2000 from approximately 89,000 for 1999. This increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 1999 and 2000. The average revenue per member per month for enrollees under the Company's health plan contracts for 2000 was 27% less than for 1999. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives from new contracts with lower revenue intensity levels during 2000 compared with 1999; the negative impact during 2000 of reduced revenue from a contract with one of the Company's health plan customers which was restructured effective January 1, 2000; and as a result of non-recurring negative revenue adjustments of approximately $1.2 million recorded during 2000 related to the resolution of billing eligibility issues with two health plan customers. The increase in health plan contract revenues was offset partially by decreased revenues from hospital treatment center contracts. Revenues from the Company's hospital contract operations for 2000 were 9% less than for 1999 on 5% fewer average number of contracts in operation during 2000 as compared with 1999. Average revenue per hospital contract was approximately 4% lower in 2000 than in 1999 due primarily to contract fee reductions and to a greater mix of relatively newer contracts with somewhat lower fees in 2000 compared with 1999. The Company anticipates that revenues for fiscal 2001 will increase over fiscal 2000 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

         The increase in salaries and benefits of $3.6 million for 2000 over 1999 resulted primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company's health plan contracts as well as increased staffing levels during 2000 associated with improvements in the Company's health plan information technology capabilities and increases in central operating unit call center service capacity for future growth. Salaries and benefits as a percentage of revenues increased to 66% for 2000 from 63% for 1999 primarily as a result of higher staffing levels associated with its health plan operations including the costs associated with information technology improvements and service capacity expansion. The Company anticipates salaries and benefits expense to increase during fiscal 2001 compared with fiscal 2000 primarily as a result of increased staff required for expected increases in the number of equivalent lives enrolled under the Company's health plan contracts.

         The increase in other operating expenses of $2.6 million for 2000 compared with 1999 resulted primarily from higher costs associated with increases in the average number of equivalent lives enrolled in the Company's health plan contracts as well as from costs during 2000 associated with improvements in the Company's health plan information technology capabilities and increases in central operating unit call center service capacity for future growth. Other operating expenses as a percentage of revenues increased to 26% for 2000 from 22% for 1999 primarily as a result of higher costs associated with increases in the average number of lives enrolled in the Company's health plan contracts as well as from costs associated with health plan related information technology improvements and service capacity expansion. The Company anticipates other operating expenses will increase during 2001 compared with fiscal 2000 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under the Company's health plan contracts.

         The increase in depreciation and amortization expense of $1.8 million for 2000 from 1999 resulted principally from increased depreciation expense associated with information technology related capital expenditures for its health plan operations, including the addition of two new central operating unit call centers and the conversion of another health plan site to a central operating unit call center during fiscal 2000. In addition, depreciation and amortization expense increased during 2000 as a result of the Company's leasehold improvements and other costs related to the Company's relocated and expanded corporate and primary support office location in Nashville, Tennessee. The Company anticipates depreciation and amortization expense to increase during 2001 compared with fiscal 2000 primarily as a result of additional information technology and other capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company's health plan contracts and the full year impact during 2001 of capital expenditures made during 2000.

         The Company's income tax expense of $478,000 for 2000 compared to $2.4 million for 1999 resulted from decreased profitability in 2000 compared to 1999. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during 2000 and 1999 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily the amortization of excess costs over net assets of purchased companies.

FISCAL 1999 COMPARED TO FISCAL 1998

         Revenues for 1998 included $3.6 million resulting from the settlement with a health plan, which terminated its disease management contract with the Company effective July 31, 1998 in connection with its acquisition by another health plan. The increase in revenues of $8.9 million from 1998 to 1999 resulted primarily from an increase in the average number of equivalent lives enrolled in the Company's health plan disease management contracts to approximately 88,700 for 1999 from approximately 26,200 for 1998 offset by the $3.6 million settlement with a health plan customer included in revenues for 1998. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during 1998 and 1999. The average revenue per member per month for enrollees under the Company's health plan contracts for 1999 was 36% less than for 1998. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of the lower-revenue intensity lives in 1999 as compared to 1998 and also as a result of higher revenues for health plan lives during 1998 attributable to contracts with shared healthcare cost savings fee structures which have been replaced with per member per month fee structures in 1999. These increases in health plan contract revenues were offset partially by decreased revenues from hospital treatment center contracts. Revenues from the Company's hospital contract operations for 1999 were 9% less than for 1998 on a slightly higher average number of contracts in operation during 1999 as compared with 1998. This reduction in hospital contract revenue is due primarily to contract fee reductions and to a greater mix of relatively newer contracts with somewhat lower fees in 1999 compared with 1998.

         The increase in salaries and benefits of $4.9 million for 1999 over 1998 resulted primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company's health plan contracts partially offset by decreased employee incentive compensation awards associated with operating performance during 1999 and approximately $936,000 in severance and other employee related costs incurred in 1998 associated with the acquisition-related contract termination. Salaries and benefits as a percentage of revenues decreased to 63% for 1999 from 64% for 1998 primarily as a result of improved revenue performance at the Company's health plan contract operations.

         The increase in other operating expenses of $118,000 for 1999 compared with 1998 resulted primarily from higher costs associated with increases in the average number of equivalent lives enrolled in the Company's health plan contracts offset by other operating expenses of approximately $880,000 associated with the acquisition-related contract termination incurred in 1998. Other operating expenses as a percentage of revenues decreased to 22% for 1999 from 27% for 1998 primarily as a result of improved revenue performance of the Company's health plan contracts and the impact of the acquisition-related contract termination costs incurred during 1998.

         The increase in depreciation and amortization expense of $497,000 for 1999 from 1998 resulted principally from increased depreciation expense associated with furniture, equipment and computer-related capital expenditures associated with its disease management operations for health plans.

         The Company's income tax expense of $2.4 million for 1999 compared to an income tax benefit of $1.1 million for 1998 resulted from improved profitability in 1999 compared to 1998 and as a result of the income tax benefit generated in 1998 from the non-recurring stock option expense adjustment associated with the AmSurg Distribution (see Note 8 to the Notes to Consolidated Financial Statements). The differences between the statutory federal income tax rate of 34% and the Company's effective tax and benefit rates during 1999 and 1998 are due primarily to the impact of state income taxes and the amortization of excess costs over net assets of purchased companies, which are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for fiscal 2000 generated $5.6 million in cash flow. Investing activities during this period used $10.6 million in cash which consisted of the acquisition of property and equipment primarily associated with improvements in the Company's health plan information technology capabilities and with increases in its central operating unit call center service capacity and also associated with leasehold improvements and other costs related to the Company's relocated and expanded corporate and primary support office location in Nashville, Tennessee. Financing activities for fiscal 2000 used $1.4 million in cash flow primarily resulting from the Company's repurchase of its common stock.

         In January 2000, the Company executed a financing agreement with a financial institution which provides the Company with up to $6 million in borrowing capacity, including the ability to issue up to $4.0 million of letters of credit, under a credit facility that expires in January 2002. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants and limits the amount of repurchases of the Company's common stock. As of August 31, 2000, there were no borrowings outstanding under this agreement, however, subsequent to August 31, 2000, a letter of credit for approximately $600,000 was issued to a health plan customer under the terms of this financing agreement to support the Company's performance under the terms of a new health plan contract signed during 2000. Also subsequent to August 31, 2000, the Company entered into a new health plan management contract for cardiac services covering approximately 100,000 equivalent lives which requires that the Company provide a letter of credit for up to $6.6 million during 2001 to support the Company's performance under the terms of that contract. The Company anticipates that it will be able to expand its ability to issue letters of credit under its existing or under new financing agreements but no assurances can be given that it will be successful in securing this financing capability on terms that would be acceptable to the Company.

         The Company believes that cash flow from operating activities, its available cash balances of $7.0 million at August 31, 2000 and available credit under its financing agreement will continue to enable the Company to fund its working capital needs and other expenditures associated with the growth and expansion of its health plan operations including expenditures and minority interest investments required to implement its strategy to extend the Company's health plan programs beyond its current chronic disease focus. However, to the extent that the expansion of the Company's health plan operations requires significant financing resources through the issuance of letters of credit to support the Company's performance, the Company's ability to arrange such financing capability will be limited and the Company's ability to expand its health plan operations may be restricted.

         During March 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of August 31, 2000, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

-------------------------------------------------------------------------------------
At August 31,                                                  2000          1999
-------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents (Note 1b)                       $ 7,025,277   $13,501,016
  Accounts receivable, net                                    5,036,051     5,333,695
  Other current assets (Note 1c)                              1,465,804     1,240,071
  Deferred tax assets (Notes 1g and 3)                          724,000     1,179,000
                                                           --------------------------
    Total current assets                                     14,251,132    21,253,782
                                                           --------------------------
Property and equipment (Note 1d):
  Leasehold improvements                                      2,448,285       408,458
  Equipment                                                  16,557,524     8,598,750
                                                           --------------------------
                                                             19,005,809     9,007,208
  Less accumulated depreciation                              (5,570,307)   (2,996,655)
                                                           --------------------------
    Net property and equipment                               13,435,502     6,010,553
                                                           --------------------------

Long-term deferred tax assets (Notes 1g and 3)                2,132,000     2,123,000
                                                           --------------------------
Other assets, net (Note 1e)                                     835,245       543,408
                                                           --------------------------
Excess of cost over net assets of purchased
  companies, net (Note 1f)                                   10,700,701    11,082,920
                                                           --------------------------
                                                            $41,354,580   $41,013,663
                                                           ==========================


See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------
At August 31,                                                  2000          1999
-------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                          $ 1,924,077   $ 1,095,232
  Accrued salaries and benefits                               3,260,418     2,951,041
  Accrued liabilities                                         2,373,444     1,775,071
  Income taxes payable (Notes 1g and 3)                         126,840     1,116,799
  Current portion of other long-term liabilities (Note 5)       704,992       301,940
                                                           --------------------------
    Total current liabilities                                 8,389,771     7,240,083
                                                           --------------------------
Other long-term liabilities (Note 5)                          3,008,901     2,819,776
                                                           --------------------------
Commitments and contingencies (Notes 4, 6 and 11)

Stockholders' equity (Notes 7, 8 and 9)
  Preferred stock
    $.001 par value, 5,000,000 shares authorized,
      none outstanding                                               --            --
  Common stock
    $.001 par value, 15,000,000 shares authorized,
      8,246,504 and 8,461,772 shares outstanding                  8,247         8,462
  Additional paid-in capital                                 23,604,823    24,750,587
  Retained earnings                                           6,342,838     6,194,755
                                                           --------------------------
    Total stockholders' equity                               29,955,908    30,953,804
                                                           --------------------------
                                                            $41,354,580   $41,013,663
                                                           ==========================


See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------
Year ended August 31,                                     2000           1999            1998
-------------------------------------------------------------------------------------------------
Revenues (Note 1h)                                     $53,029,860   $ 50,052,072    $ 41,167,436
                                                      -------------------------------------------
Expenses:
  Salaries and benefits                                 34,975,208     31,362,186      26,472,583
  Other operating expenses                              13,785,983     11,202,507      11,084,345
  Depreciation and amortization  (Note 1)                3,620,305      1,805,410       1,308,320
  Interest                                                  22,281            289           1,308
  Spin-off stock option adjustment (Note 8)                     --             --       5,770,000
                                                      -------------------------------------------
    Total expenses                                      52,403,777     44,370,392      44,636,556
Income (loss) before income taxes and
  discontinued operations                                  626,083      5,681,680      (3,469,120)
  Income tax expense (benefit) (Notes 1g and 3)            478,000      2,365,000      (1,148,000)
                                                      -------------------------------------------
Income (loss) from continuing operations                   148,083      3,316,680      (2,321,120)
  Income (loss) from discontinued operations, net of
    income taxes (Note 2)                                       --             --          56,483
                                                      -------------------------------------------
Net income (loss)                                      $   148,083   $  3,316,680    $ (2,264,637)
                                                      ===========================================
Basic income (loss) per share (Note 1i):
  From continuing operations                           $      0.02   $       0.40    $      (0.29)
  From discontinued operations                                  --             --            0.01
                                                      -------------------------------------------
                                                       $      0.02   $       0.40    $      (0.28)
                                                      ===========================================
Fully diluted income (loss) per share (Note 1i):
  From continuing operations                           $      0.02   $       0.37    $      (0.29)
  From discontinued operations                                  --             --            0.01
                                                      -------------------------------------------
                                                       $      0.02   $       0.37    $      (0.28)
                                                      ===========================================

Weighted average common shares and equivalents
  (Note 1i)
    Basic                                                8,268,952      8,318,975       8,080,942
    Fully diluted                                        8,635,400      8,923,523       8,080,942


See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHWAYS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    --------------------------------------------------------------------
                                                              Additional
                                     Preferred    Common        Paid-in        Retained
                                      Stock       Stock         Capital        Earnings         Total
                                    --------------------------------------------------------------------
Balance, August 31, 1997                --       $ 8,052    $ 18,142,278    $ 22,290,392    $ 40,440,722

  Exercise of stock options (Note 8)    --           152         493,483              --         493,635

  Stock repurchase (Note 7)             --           (79)       (685,928)             --        (686,007)

  Spin-off stock option
      adjustment (Note 8)               --            --       5,770,000              --       5,770,000

  Distribution of AmSurg
      stock (Note 2)                    --            --              --     (17,147,680)    (17,147,680)

  Net loss                              --            --              --      (2,264,637)     (2,264,637)
                                    --------------------------------------------------------------------

Balance, August 31, 1998                --         8,125      23,719,833       2,878,075      26,606,033

  Exercise of stock options (Note 8)                 395       1,507,883              --       1,508,278

  Stock repurchase (Note 7)             --           (58)       (477,129)             --        (477,187)

  Net income                            --            --              --       3,316,680       3,316,680
                                    --------------------------------------------------------------------

Balance, August 31, 1999                --         8,462      24,750,587       6,194,755      30,953,804

  Exercise of stock options (Note 8)                  47         127,455              --         127,502

  Stock repurchase (Note 7)             --          (262)     (1,273,219)             --      (1,273,481)

  Net income                            --            --              --         148,083         148,083
                                    --------------------------------------------------------------------
Balance, August 31, 2000                --       $ 8,247    $ 23,604,823    $  6,342,838    $ 29,955,908
                                    ====================================================================

See accompanying notes to the consolidated financial statements.

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
Year ended August 31,                                                2000            1999            1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $    148,083    $  3,316,680    $ (2,264,637)
    Income (loss) from discontinued operations (Note 2)                   --              --          56,483
  Net income (loss) from continuing operations                       148,083       3,316,680      (2,321,120)
    Income tax expense (benefit) (Notes 1g and 3)                    478,000       2,365,000      (1,148,000)
                                                               ---------------------------------------------
  Income (loss) before income taxes                                  626,083       5,681,680      (3,469,120)
  Noncash expenses, revenues, losses and gains
    included in income:
    Depreciation and amortization (Note 1)                         3,620,305       1,805,410       1,308,320
    Spin-off stock option adjustment (Note 8)                             --              --       5,770,000
    Decrease in working capital items                              1,808,506      (2,495,717)        785,557
    Other noncash transactions                                     1,041,300         776,102       1,249,788
                                                               ---------------------------------------------
                                                                   7,096,194       5,767,475       5,644,545
  Income taxes (net paid)                                         (1,021,959)     (1,468,748)       (507,549)
  Increase in other assets                                          (233,139)       (454,670)       (165,234)
  Payments on other long-term liabilities (Note 5)                  (281,121)       (490,507)       (129,487)
                                                               ---------------------------------------------
    Net cash flows provided by operating activities                5,559,975       3,353,550       4,842,275
                                                               ---------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                          (10,595,887)     (3,699,640)     (2,991,724)
  Investment in discontinued operations
    including spin-off costs (Note 2)                                     --              --        (496,411)
                                                               ---------------------------------------------
    Net cash flows used in investing activities                  (10,595,887)     (3,699,640)     (3,488,135)
                                                               ---------------------------------------------
Cash flows from financing activities:
  Exercise of stock options (Note 8)                                  83,654       1,080,722         348,617
  Investment in unconsolidated subsidiaries                         (250,000)             --              --
  Stock repurchase (Note 7)                                       (1,273,481)       (477,187)       (686,007)
                                                               ---------------------------------------------
    Net cash flows provided by (used in) financing activities     (1,439,827)        603,535        (337,390)
                                                               ---------------------------------------------
Net increase (decrease) in cash and cash equivalents              (6,475,739)        257,445       1,016,750

Cash and cash equivalents, beginning of period                    13,501,016      13,243,571      12,226,821
                                                               ---------------------------------------------
Cash and cash equivalents, end of period                        $  7,025,277    $ 13,501,016    $ 13,243,571
                                                               =============================================



See accompanying notes to the consolidated financial statements.

                           AMERICAN HEALTHWAYS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

----------------------------------------------------------------------------------------------------------------------
Year ended August 31,                                                            2000           1999           1998
----------------------------------------------------------------------------------------------------------------------
Decrease (increase) in other working capital items excluding income taxes:
    Accounts receivable, net                                                 $   297,644    $(1,710,234)   $  (153,622)
    Other current assets                                                        (225,733)      (441,357)       508,358
    Accounts payable                                                             828,845         79,314        230,244
    Accrued expenses                                                             907,750       (423,440)     2,451,753
    Unearned contract fees                                                            --             --     (2,251,176)
                                                                          --------------------------------------------
                                                                             $ 1,808,506    $(2,495,717)   $   785,557
                                                                          ============================================

SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Other noncash transactions consist of the following:

     Deferred compensation agreements                                        $   531,785    $   572,554    $   848,900
     Write-off of assets for terminated contracts                                112,430        125,457        401,250
     Deferred rent payments                                                      341,513             --             --
     Liability insurance reserves                                                     --          8,775             --
     Miscellaneous other                                                          55,572         69,316           (362)
                                                                          --------------------------------------------
                                                                             $ 1,041,300    $   776,102    $ 1,249,788
                                                                          ============================================



See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000, 1999 AND 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The operations of American Healthways, Inc. (the "Company") consist primarily of American Healthways Services, Inc. ("AHSI"), a wholly-owned subsidiary that is a national provider of disease management services to hospitals and health plans. The Company formerly conducted business as American Healthcorp, Inc. and changed its name in December 1999.

         a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All material intercompany profits, transactions and balances have been eliminated. Investments in unconsolidated subsidiaries are carried at cost.

         b. Cash and Cash Equivalents - Cash and cash equivalents are comprised principally of tax-exempt debt instruments, repurchase agreements, commercial paper and other short-term investments with maturities of less than three months and accrued interest thereon.

         c. Other Current Assets - Other current assets at August 31, 2000 and 1999 are comprised of prepaid expenses, inventories and other receivables.

         d. Property and Equipment - Property and equipment costs include expenditures, which increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 10 years for leasehold improvements, 3 to 5 years for computer software and hardware and 5 to 10 years for furniture and other office equipment.

         e. Other Assets - Other assets principally consist of net costs incurred in obtaining hospital contracts, long-term notes receivable and investments in unconsolidated subsidiaries.

         f. Excess of Cost Over Net Assets of Purchased Companies - The excess costs at August 31, 2000 and 1999 arose from a management buy-out of the Company in August 1988. This excess cost is being amortized over 40 years and has no income tax basis. Accumulated amortization at August 31, 2000 and 1999 was $4,586,630 and $4,204,411, respectively. The Company assesses the impairment of the value of excess of cost over net assets of purchased companies and other long-lived assets in accordance with criteria consistent with the provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", primarily using estimated cash flows projected over the useful life of the related assets.

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

         During fiscal years ended August 31, 2000 and 1999, approximately 44% and 43%, respectively, of the Company's revenues were derived from contracts with two health plans. During fiscal year ended August 31, 1998, approximately 32% of the Company's revenues were derived from contracts with two health plans and 11% were derived from one group of hospitals with common ownership.

         i. Net Income (Loss) Per Share - Net income (loss) per share is reported under Financial Accounting Standard No. 128 "Earnings per Share". The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding. The calculation of diluted earnings per share for the year ended August 31, 1998 does not include 583,573 in common stock equivalents relative to outstanding stock options as their effect would be antidilutive.

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

         k. Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities". FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of FAS 133 will have a material effect on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the application of SAB 101 to have a material impact on the Company's consolidated financial statements.

2.       AMSURG - DISCONTINUED OPERATIONS

         On March 7, 1997, the Company's Board of Directors approved a plan to distribute on a substantially tax-free basis all of the shares of AmSurg common stock owned by the Company to the holders of Company common stock (the "Distribution"). The Distribution to stockholders of record at November 25, 1997 based on an amended plan of distribution was completed on December 3, 1997. The effect of the Distribution was a reduction in retained earnings of $17,147,680, which represented the Company's net investment in AmSurg.

         The results of operations from discontinued operations for 1998 include the Company's share of AmSurg's net income or loss based on the Company's percentage ownership of AmSurg as well as the Company's expenses associated with the Distribution which totaled $344,500 during 1998.

         Summary operating results of AmSurg are as follows:

        ---------------------------------------------------
               Year ended August 31,              1998
        ---------------------------------------------------
                 Revenues                       $15,916,989
                 Net income                     $   768,439

         A reconciliation of AmSurg net income to the Company's income from discontinued operations is as follows:

         ------------------------------------------------------------------
         Year ended August 31,                                      1998
         ------------------------------------------------------------------
           Net income                                             $ 768,439
           AmSurg minority stockholders' interest                  (367,456)
           Distribution costs incurred by American Healthways      (344,500)
                                                                -----------
           Net income from discontinued operations                $  56,483
                                                                ===========


3.       Income Taxes

         Income tax expense (benefit) is comprised of the following:

        ------------------------------------------------------------------
         Year ended August 31,       2000           1999            1998
        ------------------------------------------------------------------
         Current taxes
           Federal                 $ 10,000     $1,665,000     $   549,000
           State                     22,000        251,000          57,000
         Deferred taxes             446,000        449,000      (1,754,000)
                                 -----------------------------------------
             Total                 $478,000     $2,365,000     $(1,148,000)
                                 =========================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset for the fiscal years ended August 31, 2000 and 1999 are as follows:

         ---------------------------------------------------------------------------
         At August 31,                                          2000         1999
         ---------------------------------------------------------------------------
         Deferred tax assets:
           Financial accruals without economic performance   $  722,000   $  615,000
           Spin-off stock option adjustment                   1,338,000    1,764,000
           Deferred compensation                              1,196,000    1,259,000
                                                           -------------------------
                                                              3,256,000    3,638,000
                                                           -------------------------
         Deferred tax liability:
           Tax over book depreciation                           310,000      236,000
           Tax over book amortization                            90,000      100,000
                                                           -------------------------
                                                                400,000      336,000
                                                           -------------------------
         Net deferred tax assets                             $2,856,000   $3,302,000
                                                           =========================
         Net current deferred tax assets                     $  724,000   $1,179,000
         Net long-term deferred tax assets                    2,132,000    2,123,000
                                                           -------------------------
                                                             $2,856,000   $3,302,000
                                                           =========================

         The Company has not provided a valuation allowance on its deferred tax assets because management believes their ultimate realization is more likely than not.

         The difference between income tax expense (benefit) computed using the effective tax rate and the statutory federal income tax rate follows:

---------------------------------------------------------------------------------------------
Year ended August 31,                                         2000         1999          1998
---------------------------------------------------------------------------------------------
Statutory federal income tax from continuing operations   $213,000   $1,932,000   $(1,180,000)
State income taxes, less Federal income tax benefit         34,000      224,000      (129,000)
Amortization of excess cost over net assets of
  purchased companies                                      130,000      130,000       130,000
Other                                                      101,000       79,000        31,000
                                                        -------------------------------------
    Income tax expense (benefit)                          $478,000   $2,365,000   $(1,148,000)
                                                        =====================================

4.       LONG TERM DEBT

         In January 2000, the Company executed a financing agreement with a financial institution which provides the Company with up to $6 million in borrowing capacity, including the ability to issue up to $4.0 million of letters of credit, under a credit facility that expires in January 2002. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants and limits the amount of repurchases of the Company's common stock. As of August 31, 2000, there were no borrowings outstanding under this agreement, however, subsequent to August 31, 2000, a letter of credit for approximately $600,000 was issued to a health plan customer under the terms of this financing agreement to support the Company's performance under the terms of a new health plan contract signed during 2000. Also subsequent to August 31, 2000, the Company entered into a new health plan management contract for cardiac services covering approximately 100,000 equivalent lives which requires that the Company provide a letter of credit for up to $6.6 million during 2001 to support the Company's performance under the terms of that contract. The Company anticipates that it will be able to expand its ability to issue letters of credit under its existing or under new financing agreements to meet this requirement.

5.       OTHER LONG-TERM LIABILITIES

         The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $2,372,345 and $2,455,594 as of August 31, 2000 and 1999, respectively, net of the current portion of $656,778 and $301,940, respectively. Plan payments required in the five years subsequent to August 31, 2000 for the Company are $656,778, $205,977, $393,490, $277,685, and $110,262.

6.       LEASES

         The Company has operating lease agreements principally for its corporate office space and for certain health plan contract site offices. The present corporate office lease for approximately 44,000 square feet expires September 2007. The health plan contract site office rentals are approximately 2,000 to 15,000 square feet each and have terms of three to ten years. Rent expense under lease agreements for the years ended August 31, 2000, 1999 and 1999 was approximately $1,293,000, $1,053,000 and $951,000, respectively.

         The future minimum lease commitments, net of sublease income, for each of the next five years following August 31, 2000 for the Company for all non-cancelable operating leases are as follows:

               -----------------------------
               Year ending August 31,
               -----------------------------
               2001               $1,898,142
               2002                1,922,176
               2003                1,846,265
               2004                1,620,218
               2005                1,589,822
                                 -----------
               Total              $8,876,623
                                 ===========

7.       STOCKHOLDERS' EQUITY

         During March 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of August 31, 2000, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

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

8.       STOCK OPTIONS

         The Company has several stock option plans under which non-qualified options to purchase the Company's common stock have been granted. Options under these plans are normally granted at market value at the time of the grant and normally vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 2000, 38,525 shares were reserved for future option grants.

         As a result of the Company's distribution of its AmSurg common stock in December 1997 (see Note 2) and pursuant to the terms of the Company's stock option plans, the number of shares issuable pursuant to the Company's outstanding stock options and the exercise price per share were adjusted to maintain the value of the options subsequent to the Distribution at the pre-Distribution level. This adjustment had the effect of reducing the average exercise price of outstanding options to $3.27 per share from $8.62 per share and resulted in an additional 254,000 shares being subject to options. Additionally, all outstanding options as of the date of the Distribution became fully vested. As a result of this adjustment of the stock options in December 1997, the Company recorded non-cash compensation expense and an equal increase in stockholders' equity (additional paid-in capital) in an amount equal to the difference between the aggregate exercise price of outstanding options to purchase shares of the Company's common stock having an exercise price below the market price of the Company's common stock and the aggregate market price for such shares immediately prior to the Distribution. Although this adjustment resulted in no change in the aggregate value of the options, the compensation expense and associated increase in additional paid-in capital were recognized because the adjustment resulted in a change in the ratio of the exercise price to the market price per share.

         Stock option activity for the three years ended August 31, 2000 is summarized below:

                                                       Number of      Option Price
                                                        Shares          Per Share
                                                     -----------      --------------
         Outstanding at August 31, 1997                1,170,851      $.001 - $21.43
           Options granted                               233,800      $6.84 - $11.31
           Options cancelled at spin-off              (1,344,055)     $.001 - $21.43
           Replacement options issued at spin-off      1,598,264      $1.71 - $15.41
           Options exercised                            (146,732)     $1.71 - $ 7.56
           Options terminated                            (15,931)     $4.37 - $10.75
                                                     -----------
         Outstanding at August 31, 1998                1,496,197      $1.71 - $15.41
           Options granted                               290,275      $7.42 - $10.93
           Options exercised                            (390,597)     $1.71 - $10.90
           Options terminated                            (29,103)     $1.71 - $11.31
                                                     -----------
         Outstanding at August 31, 1999                1,366,772      $1.71 - $15.41
           Options granted                               497,590      $3.85 - $ 6.83
           Options exercised                             (38,405)     $1.71 - $ 6.67
           Options terminated                            (52,071)     $1.71 - $11.31
                                                     -----------
         Outstanding at August 31, 2000                1,773,886      $1.71 - $15.41
                                                     ===========

         The following table summarizes information concerning outstanding and exercisable options at August 31, 2000:

                                    Options Outstanding                  Options Exercisable
                          ---------------------------------------     ------------------------
                                          Weighted       Weighted                     Weighted
                                           Average       Average                      Average
       Range of              Number       Remaining      Exercise       Number        Exercise
    Exercise Prices       Outstanding    Life (Yrs.)      Price       Exercisable       Price
    ---------------       -----------    -----------      -----       -----------       -----
Less than $2.00              476,775         3.0           $1.74         476,775       $ 1.74
$2.01 - $5.00                498,225         7.7            4.45         308,150         4.64
$5.01 - $8.00                721,286         7.0            6.61         267,561         6.54
More than $8.00               77,600         7.8            9.39          31,315        10.18
                          -----------                                  ----------
                           1,773,886         6.2            4.81       1,083,801         3.99
                          ===========                                  ==========

         The Company has also reserved 50,000 shares of common stock to be granted as restricted stock as part of the Company's Board of Directors compensation program of which 27,112 shares have been granted.

         The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" in the years ended August 31, 2000, 1999 and 1998 are $2.88, $4.30 and $4.41 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of six and one-half years, a forfeiture rate of 3% for the years ended August 31, 2000, 1999, and 1998, respectively, and an average risk free interest rate of 6.2%, 5.2% and 5.5% for the years ended August 31, 2000, 1999 and 1998, respectively. The Company also utilized a volatility rate of 52% for the year ended August 31, 2000 and 53% for the years ended August 31, 1999 and 1998. Had the Company used the Black-Scholes estimates to determine compensation expense for options granted during the years ended August 31, 2000, 1999 and 1998, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts.

         ----------------------------------------------------------------------------------
         Year ended August 31,                          2000         1999          1998
         ----------------------------------------------------------------------------------
         Net income (loss)
           As reported                               $ 148,083    $ 3,316,680   $(2,264,367)
           Pro forma                                 $(526,917)   $ 2,909,680   $(3,105,392)

         Net income (loss) per fully diluted share
           As reported                               $    0.02    $      0.37   $     (0.28)
           Pro forma                                 $   (0.06)   $      0.33   $     (0.38)

9.       STOCKHOLDER RIGHTS PLAN

         On June 19, 2000, the Company's Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share. Each right initially entitles its holder to purchase one one-hundredth of a new Series A preferred share at $32, subject to adjustment. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company's outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. The rights will expire on June 19, 2010.

10.      EMPLOYEE BENEFITS

         The Company has a Section 401(k) Retirement Savings Plan ("Plan") available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan and are supplemented by Company contributions, which are subject to vesting requirements. Company contributions under the Plan totaled $414,318, $334,860 and $340,301 for the years ended August 31, 2000, 1999 and 1998, respectively.

11.      CONTINGENCIES

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation, and the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. Currently, the case is still in the discovery stage and has not yet been set for trial.

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

12.      BUSINESS SEGMENTS

         The Company provides disease and care management services to health plans and hospitals. The Company's reportable segments are the types of customers, hospital or health plan, who contract for the Company's services. The segments are managed separately and the Company evaluates performance based on operating profits of the respective segments. Because the Company's services are similar for both types of customers, the Company supports both segments with common human resources, clinical, marketing and information technology resources.

         The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes and discontinued operations by operating segment excludes interest income, interest expense and general corporate expenses.

         Summarized financial information by business segment is as follows:

----------------------------------------------------------------------------------
Year ended August 31,                     2000            1999            1998
----------------------------------------------------------------------------------
Revenues:
  Health plan contracts               $ 32,183,378    $ 27,152,389    $ 16,065,618
  Hospital contracts                    20,416,807      22,330,858      24,501,589
  Other revenue                            429,675         568,825         600,229
                                    ----------------------------------------------
                                      $ 53,029,860    $ 50,052,072    $ 41,167,436
                                    ==============================================
Income (loss) before income taxes
  and discontinued operations:

  Health plan contracts               $  4,477,579    $  6,509,044    $  2,080,459
  Hospital contracts                     5,569,057       6,502,002       7,146,419
  Shared support services               (7,099,502)     (5,287,320)     (4,717,621)
                                    ----------------------------------------------
   Total segments                        2,947,134       7,723,726       4,509,257
  General corporate                     (2,321,051)     (2,042,046)     (2,208,377)
  Spin-off stock option adjustment              --              --      (5,770,000)
                                    ----------------------------------------------
                                      $    626,083    $  5,681,680    $ (3,469,120)
                                    ==============================================
Depreciation and amortization:
  Health plan contracts               $  1,731,944    $    825,840    $    417,516
  Hospital contracts                       186,073         176,877         209,071
  Shared support services                  843,572         200,370         159,861
                                    ----------------------------------------------
   Total segments                        2,761,589       1,203,087         786,448
  General corporate                        858,716         602,323         521,872
                                    ----------------------------------------------
                                      $  3,620,305    $  1,805,410    $  1,308,320
                                    ==============================================
Expenditures for long-lived assets:
  Health plan contracts               $  5,719,951    $  1,768,722    $  2,684,508
  Hospital contracts                       203,879         156,658         195,776
  Shared support services                1,581,344       1,530,935         174,909
                                    ----------------------------------------------
   Total segments                        7,505,174       3,456,315       3,055,193
  General corporate                      3,398,662         431,938         124,265
                                    ----------------------------------------------
                                      $ 10,903,836    $  3,888,253    $  3,179,458
                                    ==============================================

----------------------------------------------------------------------------------
At August 31,                             2000            1999            1998
----------------------------------------------------------------------------------
Identifiable assets:
  Health plan contracts               $ 11,580,554    $  7,282,246    $  4,344,215
  Hospital contracts                     2,412,637       2,591,055       2,960,431
  Shared support services                2,651,835       2,174,652         633,661
                                    ----------------------------------------------
   Total segments                       16,645,026      12,047,953       7,938,307
  General corporate                     11,152,853      14,580,790      13,702,358
  Assets not allocated:
   Deferred tax assets                   2,856,000       3,302,000       3,751,000
   Excess of cost over net assets
    of purchased companies              10,700,701      11,082,920      11,465,139
                                    ----------------------------------------------
                                      $ 41,354,580    $ 41,013,663    $ 36,856,804
                                    ==============================================

         All of the Company's operations are in the United States. During the year ended August 31, 2000, revenues of $11.1 million and $12.2 million, respectively, were derived from contracts with two health plan customers During the year ended August 31, 1999, revenues of $16.6 million and $4.8 million, respectively, were derived from contracts with two health plan customers. During the year ended August 31, 1998, revenues of $8.1 million and $4.9 million were derived from two health plan customers and revenues of $4.5 million were derived from one group of hospitals with common ownership, respectively.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
American Healthways, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthways, Inc. (formerly American Healthcorp, Inc.) and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthways, Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 6, 2000

QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
(In thousands except per share data)

---------------------------------------------------------------------------
FISCAL 2000                          First    Second      Third     Fourth
---------------------------------------------------------------------------
Revenues                            $13,065   $13,213   $ 11,617    $15,135
Income (loss) before income taxes   $ 1,004   $   486   $ (1,563)   $   699
Net income                          $   585   $   175   $ (1,013)   $   401

Diluted income (loss) per share *   $  0.07   $  0.02   $  (0.12)   $  0.05



---------------------------------------------------------------------------
FISCAL 1999                           First    Second      Third     Fourth
---------------------------------------------------------------------------
Revenues                            $11,835   $12,239   $ 12,497    $13,481
Income before income taxes          $ 1,054   $ 1,235   $  1,358    $ 2,035
Net income                          $   606   $   716   $    791    $ 1,204

Diluted income per share *          $  0.07   $  0.08   $   0.09    $  0.13


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is included in pages 5-7 under the caption "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2001 and is incorporated herein by reference.

         Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers of the Registrant" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.       EXHIBITS

         3.1 Restated Certificate of Incorporation for American Healthways, Inc., as amended (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended February 29,
                  2000)

         3.2 Bylaws [(incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-41119)]

         4.1 Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

         10.1 Amended and Restated Distribution Agreement dated November 3, 1997 between American Healthcorp, Inc. and AmSurg Corp. (incorporated by reference to Exhibit 2.1 to Form 10/A-3 of AmSurg Corp. filed November 3, 1997)

         10.2 Credit Agreement and Revolving Credit Note between American Healthways, Inc. and SunTrust Bank dated January 4, 2000 (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended November 30, 1999)

         10.3 First Amendment to Credit Agreement between American Healthways, Inc. and SunTrust Bank dated May 12, 2000 (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended May 31, 2000)

         10.4 Amendment Agreement between American Healthways Services, Inc., American Healthways Management, Inc., Arthritis and Osteoporosis Care Center, Inc. and SunTrust Bank dated May 12, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended May 31, 2000)

Management Contracts and Compensatory Plans

         10.5 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran (incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.6 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Henry D. Herr (incorporated by reference to Exhibit 10.4 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.7 Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone (incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.8 Employment Agreement dated May 15, 1983 between the Company and David A. Sidlowe [incorporated by reference to Exhibit
                  10.10 to Registration Statement on Form S-1 (Registration No. 33-41119)]

         10.9 Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]

         10.10 Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

         10.11 1991 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

         10.12 1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

         10.13 1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

         10.14 Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit
                  10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

         10.15 1996 Stock Incentive Plan, as amended (incorporated by reference to the Company's proxy statement for the annual meeting of stockholders held January 23, 1996 and the proxy statement for the Annual Meeting of Stockholders held January 25, 2000)

         21       Subsidiaries of the registrant

         23       Independent Auditor's Consent

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         There have been no reports on Form 8-K during the fourth quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN HEALTHWAYS, INC.



         November 29, 2000          By: /s/ Thomas G. Cigarran
                                        ----------------------------------------
                                            Thomas G. Cigarran
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                                   Title                                   Date
--------------------------------------   ---------------------------------------       ------------------

/s/ Thomas G. Cigarran                   Chairman of the Board,                        November 29, 2000
--------------------------------------   President and Chief Executive Officer,
    Thomas G. Cigarran                   Director (Principal Executive Officer)


/s/ Henry D. Herr                        Executive Vice President                      November 29, 2000
--------------------------------------   Finance and Administration, Chief
    Henry D. Herr                        Financial Officer, Secretary, Director
                                         (Principal Financial Officer)

/s/ David A. Sidlowe                     Senior Vice President and Controller          November 29, 2000
--------------------------------------   (Principal Accounting Officer)
    David A. Sidlowe


/s/ Frank A. Ehmann                      Director                                      November 29, 2000
--------------------------------------
    Frank A. Ehmann


/s/ Martin J. Koldyke                    Director                                      November 29, 2000
--------------------------------------
    Martin J. Koldyke


/s/ C. Warren Neel                       Director                                      November 29, 2000
--------------------------------------
    C. Warren Neel


/s/ William C. O'Neil, Jr.               Director                                      November 29, 2000
--------------------------------------
    William C. O'Neil, Jr.