Form 10-Q
period 2000-11-30
AMERICAN HEALTHWAYS INC
filed 2001-01-16
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended November 30, 2000

                        Commission File Number 000-19364
                                               ---------


                            AMERICAN HEALTHWAYS, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                                62-1117144
       -------------------------------                 ------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)


               3841 Green Hills Village Drive, Nashville, TN 37215
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                  615-665-1122
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]      No   [ ]



As of January 11, 2001 there were outstanding 8,339,237 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.     FINANCIAL STATEMENTS

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                            ------------------------------------
                                              November 30,           August 31,
                                                  2000                  2000
                                            ------------------------------------
Current assets:
  Cash and cash equivalents                  $  6,610,296           $ 7,025,277
  Accounts receivable, net                      6,154,676             5,036,051
  Other current assets                          1,865,758             1,465,804
  Deferred tax asset                              724,000               724,000
                                            ------------------------------------
    Total current assets                       15,354,730            14,251,132
                                            ------------------------------------

Property and equipment:
  Leasehold improvements                        2,448,732             2,448,285
  Equipment                                    17,083,835            16,557,524
                                            ------------------------------------
                                               19,532,567            19,005,809
  Less accumulated depreciation                (6,661,102)           (5,570,307)
                                            ------------------------------------
                                               12,871,465            13,435,502
                                            ------------------------------------

Long-term deferred tax asset                    2,132,000             2,132,000
                                            ------------------------------------

Other assets, net                               1,818,959               835,245
                                            ------------------------------------

Excess of cost over net assets
  of purchased companies, net                  10,605,146            10,700,701
                                            ------------------------------------

                                             $ 42,782,300          $ 41,354,580
                                            ====================================

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      --------------------------------
                                                        November 30,       August 31,
                                                           2000              2000
                                                      --------------------------------
Current liabilities:
  Accounts payable                                     $  2,056,154      $  1,924,077
  Accrued salaries and benefits                           2,685,944         3,260,418
  Accrued liabilities                                     3,164,268         2,373,444
  Income taxes payable                                      523,649           126,840
  Current portion of other long-term liabilities            512,404           704,992
                                                      --------------------------------
    Total current liabilities                             8,942,419         8,389,771
                                                      --------------------------------

Other long-term liabilities                               3,053,053         3,008,901
                                                      --------------------------------
Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,299,139 and 8,246,504
      shares outstanding                                      8,300             8,247
  Additional paid-in capital                             23,763,633        23,604,823
  Retained earnings                                       7,014,895         6,342,838
                                                      --------------------------------
    Total stockholders' equity                           30,786,828        29,955,908
                                                      --------------------------------

                                                       $ 42,782,300      $ 41,354,580
                                                      ================================


                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            -------------------------------------
                                               Three Months Ended November 30,
                                                2000                       1999
                                            -------------------------------------
Revenues                                     $ 16,535,820           $ 13,065,079
                                            -------------------------------------
Expenses:
  Salaries and benefits                        10,086,680              8,525,657
  Other operating expenses                      4,054,482              2,868,844
  Depreciation and amortization                 1,230,756                666,645
  Interest                                         11,845                     --
                                            -------------------------------------
    Total expenses                             15,383,763             12,061,146
                                            -------------------------------------

Income before income taxes                      1,152,057              1,003,933
  Income tax expense                              480,000                419,000
                                            -------------------------------------

Net income                                   $    672,057           $    584,933
                                            -------------------------------------



Basic income per share                       $       0.08           $       0.07
                                            -------------------------------------

Fully diluted income per share               $       0.08           $       0.07
                                            -------------------------------------

Weighted average common shares
  and equivalents
    Basic                                       8,274,380              8,370,840
    Fully diluted                               8,797,901              8,782,490

                            AMERICAN HEALTHWAYS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000

                                    --------------------------------------------------------------
                                                   Additional
                                     Common          Paid-in          Retained
                                      Stock          Capital          Earnings           Total
                                    --------------------------------------------------------------
Balance, August 31, 2000             $ 8,247      $ 23,604,823       $ 6,342,838     $ 29,955,908

  Exercise of stock options               53           158,810                --          158,863

  Net income                              --                --           672,057          672,057
                                    --------------------------------------------------------------

Balance, November 30, 2000           $ 8,300      $ 23,763,633       $ 7,014,895     $ 30,786,828
                                    --------------------------------------------------------------

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            ----------------------------------
                                                              Three Months Ended November 30,
                                                                2000                 1999
                                                            ----------------------------------
Cash flows from operating activities:
  Net income                                                 $   672,057          $   584,933
   Income tax expense                                            480,000              419,000
                                                            ----------------------------------
  Income before income taxes                                   1,152,057            1,003,933
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                             1,230,756              666,645
     Increase in working capital items                        (1,170,152)            (642,472)
     Other noncash transactions                                  173,415              158,205
                                                            ----------------------------------
                                                               1,386,076            1,186,311
  Income taxes (net paid)                                        (45,011)            (465,947)
  Increase in other assets                                       (50,375)             (49,652)
  Payments on other long-term liabilities                       (295,821)             (85,582)
                                                            ----------------------------------
      Net cash flows provided by operating activities            994,869              585,130
                                                            ----------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                         (530,533)          (2,846,968)
                                                            ----------------------------------
      Net cash flows used in investing activities               (530,533)          (2,846,968)
                                                            ----------------------------------

Cash flows from financing activities:
  Exercise of stock options                                      120,683                   --
  Investments in unconsolidated businesses                    (1,000,000)            (150,000)
  Repurchase of stock                                                 --           (1,119,924)
                                                            ----------------------------------
      Net cash flows used in financing activities               (879,317)          (1,269,924)
                                                            ----------------------------------

Net decrease in cash and cash equivalents                       (414,981)          (3,531,762)
Cash and cash equivalents, beginning of period                 7,025,277           13,501,016
                                                            ----------------------------------

Cash and cash equivalents, end of period                     $ 6,610,296          $ 9,969,254
                                                            ==================================

                            AMERICAN HEALTHWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the "Company") for the three month periods ended November 30, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

         Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

(2)      BUSINESS SEGMENTS

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

         Summarized financial information by business segment is as follows:

                                                 --------------------------------
                                                 Three Months Ended November 30,
                                                     2000              1999
                                                 --------------------------------
            Revenues:
              Health plan contracts               $ 11,663,687      $  7,975,999
              Hospital contracts                     4,772,481         4,938,777
              Other revenue                             99,652           150,303
                                                 --------------------------------
                                                  $ 16,535,820      $ 13,065,079
                                                 ================================

            Income before income taxes:
              Health plan contracts               $  2,572,740      $  1,624,877
              Hospital contracts                     1,191,614         1,349,151
              Shared support services               (1,943,300)       (1,516,803)
                                                 --------------------------------
                Total segments                       1,821,054         1,457,225
              General corporate expenses              (668,997)         (453,292)
                                                 --------------------------------
                                                  $  1,152,057      $  1,003,933
                                                 ================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthways, Inc. (the "Company"), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans and hospitals. The Company's programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its DIABETES HEALTHWAYS(SM), CARDIAC HEALTHWAYS(SM) and RESPIRATORY HEALTHWAYS(SM) product lines. In addition, during the first quarter of fiscal 2000, the Company introduced its MYHEALTHWAYS(SM) product which is designed to provide health plan members and their physicians personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases.

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

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues for the three months ended November 30, 2000 and 1999.

                                             ------------------------------
                                             Three months ended November 30,
                                                2000                  1999
                                             ------------------------------
               Health plan contracts              70%                  61%
               Hospital contracts                 29                   38
               Other                               1                    1
                                             ------------------------------
                                                 100%                 100%
                                             ==============================



         The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

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

         As of November 30, 2000, the Company had contracts with 16 health plans to provide disease management services in 62 health plan markets compared with contracts with 11 health plans in 51 markets as of November 30, 1999. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of "equivalent" covered lives. Because the Company's original disease management efforts focused on enrollees with diabetes and the majority of its lives as of the end of fiscal 2000 were diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company's fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company's respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the number of equivalent lives under contract and scheduled for implementation but not currently generating revenue are shown below at November 30, 2000 and 1999.

                --------------------------------------------------------------
                At November 30,                           2000         1999
                --------------------------------------------------------------
                Equivalent lives under management        215,286      128,548
                Equivalent lives in backlog              109,000       19,000
                                                        ----------------------
                Total equivalent lives                   324,286      147,548
                                                        ======================

         During the quarter ended November 30, 2000, the Company executed a contract to provide cardiac disease management services to approximately 100,000 equivalent lives in CIGNA Healthcare health plans. Services for these enrollees and fee revenue for the Company under this contract is currently scheduled to be phased in during the six month period beginning April 1, 2001, and are subject to the Company providing a letter of credit of up to $6.6 million to guarantee the Company's performance under the contract.

         During the three months ended November 30 2000, approximately 54% of the Company=s revenues were derived from contracts with three health plans. The loss of any of these contracts or a reduction in the profitability of these contracts would have a material negative impact on the Company's financial operations. The Company restructured a contract with one of these health plans, which resulted in a material reduction in revenues and profits under this contract beginning January 1, 2000.

         Two of the Company's health plan customer contracts comprising 2% of the Company's revenues for the quarter ended November 30, 2000 will terminate during the quarter ended February 28, 2001. Three of the Company's health plan customer contracts comprising 18% of the Company's revenues for the quarter ended November 30, 2000 are eligible to be terminated during the remaining three quarters of fiscal 2001 under the term of the contracts. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience in this industry is limited. No assurances can be given that the results from restructurings and possible terminations at renewal would not have a material negative impact on the Company's results of operations.

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. As of November 30, 2000, the Company had 53 hospital contracts to provide services at 73 hospital sites compared with the 57 contracts at 71 hospital sites as of November 30, 1999. The number of hospital contracts and hospital sites for these periods includes an Arthritis and Osteoporosis Care Center contract with a hospital to provide comprehensive arthritis and osteoporosis services that are operated by the Company.

         The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three months ended November 30, 2000 and 1999 are presented below.

             -----------------------------------------------------------------------
             Three months ended November 30,                      2000         1999
             -----------------------------------------------------------------------
             Contracts in effect at beginning of period             51           58
             Contracts signed                                        3            2
             Contracts discontinued                                 (1)          (3)
                                                                  ------------------
             Contracts in effect at end of period                   53           57
                                                                  ==================

             Hospital sites where services are delivered            73           71
                                                                  ------------------


         During the three-month period ended November 30, 2000, two contracts were renewed for the Company's hospital-based diabetes treatment centers. During the remainder of fiscal 2001, 25 contracts are eligible to be terminated under the terms of the contracts with the hospitals.

         The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company's ability to retain hospital contracts. This focus on cost reduction may also result in a continuation in contract restructurings that reduce the fees paid to the Company for the Company's services. While the Company believes that the overall environment for hospitals may become somewhat more positive as a result of Medicare reimbursement relief that has been granted for hospitals as a result of recently passed federal legislation, there can be no assurance that these financial pressures will not continue to have a negative impact on the Company's hospital contract operations.

RESULTS OF OPERATIONS

         Revenues for the three-month period ended November 30, 2000 increased 27% over the same period in 1999. This increase in revenues resulted primarily from an increase in the average number of equivalent lives enrolled in the Company's health plan contracts to approximately 209,000 lives for the three month period ended November 30, 2000 from approximately 120,000 lives for the comparable three month period during the prior year. This increase in the average number equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2000. The average revenue per member per month for enrollees under the Company's health plan contracts was 16% less during the three-month period ended November 30, 2000 than during the prior year period. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives under contracts with lower revenue intensity levels in the fiscal 2001 period when compared with the fiscal 2000 period and from a reduction of revenues resulting from the restructuring of a health plan customer contract in January, 2000. Revenues from the Company's hospital contract operations for the three month period ended November 30, 2000 were 3% less than hospital contract revenues for the comparable period last year principally due to fewer average number of contracts in operation for the three month period. The Company anticipates that revenues for fiscal 2001 will increase over fiscal 2000 primarily as a result of additional lives enrolled under disease management contracts with health plans offset somewhat by the impact of lower revenues from the restructuring of one of its health plan customer contracts effective January 1, 2000 and by lower revenues from its hospital contract operations.

         Salaries and benefits for the three-month period ended November 30, 2000 increased 18% primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company's health plan contracts and increased employee incentive compensation associated with operating performance during the current year. Salaries and benefits as a percentage of revenues decreased to 61% for the three month period ended November 30, 2000 from 65% for the comparable period last year primarily as a result of improved revenue performance at the Company's health plan contract operations offset by higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of increased staff required for expected increases in the number of equivalent lives enrolled under the Company's health plan contracts.

         Other operating expenses for the three-month period ended November 30, 2000 increased 41% from the comparable period last year. The increase for the quarter was primarily the result of higher operating costs at its health plan operations compared to the same period last year. Other operating expenses as a percentage of revenues increased to 25% for the three month period ended November 30, 2000 from 22% for the comparable period last year primarily as a result of higher operating costs associated with its health plan operations during the fiscal 2001 quarter. The Company anticipates other operating expenses will increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of increased costs associated with anticipated increases in the number of equivalent lives enrolled under the Company's health plan contracts as well as from increased expenses associated with improvements in the Company's information technology capabilities.

         The increase in depreciation and amortization expense to $1.2 million for the three month period ended November 30, 2000 from $666,645 for the comparable period last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's health plan operations. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company's health plan contracts as well as from growth and improvement in the Company's information technology capabilities.

         The Company's income tax expense for the three-month period ended November 30, 2000 was $480,000 compared to $419,000 for the comparable period last year. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during both periods are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes, primarily amortization of excess costs over net assets of purchased companies.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the three months ended November 30, 2000 generated $995,000 in cash flow. Investing activities during this period used $531,000 in cash which consisted of the acquisition of property and equipment purchases for the Company primarily associated with its expanding health plan contract operations. Financing activities for the three months ended November 30, 2000 used $880,000 in cash flow primarily for a $1.0 million minority investment in a company whose software provides the basic structure for the Company's MYHEALTHWAYS(SM) system offset by proceeds from the exercise of options to purchase the Company's common stock.

         Effective January 9, 2001, the Company's credit agreement with a financial institution was amended to increase its borrowing capacity from $6 million to $10 million including the ability to issue up to $8 million of letters of credit, an increase of $4 million from the previous agreement. The amended agreement expires on January 4, 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company's common stock, and requires the Company to maintain cash and cash equivalents of $5 million. As of November 30, 2000, there were no borrowings outstanding under this agreement, however during the quarter ended November 30, 2000, a letter of credit for approximately $600,000 was issued to a health plan customer under the terms of this credit agreement to support the Company's performance under the terms of a new health plan contract signed during 2000. Also during the quarter ended November 30, 2000, the Company entered into a new health plan management contract for cardiac services covering approximately 100,000 equivalent lives which requires that the Company provide a letter of credit for up to $6.6 million during 2001 to guarantee the Company's performance under the terms of that contract

         The Company believes that cash flow from operating activities, its available cash and available credit under its financing agreement will continue to enable the Company to fund its working capital needs and other expenditures associated with the growth and expansion of its health plan operations including expenditures and minority interest investments required to implement its strategy to extend the Company's health plan programs beyond its current chronic disease focus. However, to the extent that the expansion of the Company's health plan operations requires significant additional financing resources such as the issuance of letters of credit to guarantee the Company's performance under the terms of new health plan contracts, the Company's ability to arrange such financing capability will be limited and the Company's ability to expand its health plan operations may be restricted.

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

          Not Applicable.

ITEM 5.   Other Information.

          Not Applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                10.1 Second Amendment to Credit Agreement and First Amendment to Revolving Credit Note between American Healthways, Inc. and SunTrust Bank dated January 9, 2001

                10.2 Employment Agreement dated September 1, 1998 between the Company and Ben R. Leedle

                27.     Financial Data Schedule

          (b)   Reports on Form 8-K

          A report on Form 8-K dated September 27, 2000 was filed during the quarter ended November 30, 2000 reporting a broadcast of the fourth quarter conference call to analysts live on the Internet.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                American Healthways, Inc.
                                              -----------------------------
                                                      (Registrant)





Date    January 12, 2001                   By       /s/ Henry D. Herr
        ----------------                      -----------------------------
                                                       HENRY D. HERR
                                                 Executive Vice President
                                                Finance and Administration,
                                               (Principal Financial Officer)






Date    January 12, 2001                   By      /s/ David A. Sidlowe
        ----------------                      ------------------------------
                                                     DAVID A. SIDLOWE
                                                  Senior Vice President
                                                      and Controller
                                               (Principal Accounting Officer)