Form 10-Q
period 2001-02-28
AMERICAN HEALTHWAYS INC
filed 2001-04-13
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 2001

                        Commission File Number 000-19364
                                               ---------



                            AMERICAN HEALTHWAYS, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)



            Delaware                                             62-1117144
-------------------------------                             --------------------
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


As of April 12, 2001 there were outstanding 8,518,648 shares of the Registrant's Common Stock, par value $.001 per share.

                                     PART I.

ITEM 1.           FINANCIAL STATEMENTS

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                         -----------------------------------
                                         February 28,            August 31,
                                             2001                   2000
                                         -----------------------------------
Current assets:
  Cash and cash equivalents              $  8,302,844           $  7,025,277
  Accounts receivable, net                  5,401,937              5,036,051
  Other current assets                      2,132,954              1,465,804
  Deferred tax asset                          724,000                724,000
                                         -----------------------------------
    Total current assets                   16,561,735             14,251,132
                                         -----------------------------------

Property and equipment:
  Leasehold improvements                    2,463,698              2,448,285
  Equipment                                17,721,999             16,557,524
                                         -----------------------------------
                                           20,185,697             19,005,809
  Less accumulated depreciation            (7,673,845)            (5,570,307)
                                         -----------------------------------
                                           12,511,852             13,435,502
                                         -----------------------------------

Long-term deferred tax asset                2,132,000              2,132,000
                                         -----------------------------------

Other assets, net                           1,606,317                835,245
                                         -----------------------------------

Excess of cost over net assets
  of purchased companies, net              10,509,591             10,700,701
                                         -----------------------------------

                                         $ 43,321,495           $ 41,354,580
                                         -----------------------------------

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          ---------------------------------
                                                          February 28,           August 31,
                                                              2001                 2000
                                                          ---------------------------------
Current liabilities:
  Accounts payable                                        $  1,622,184         $  1,924,077
  Accrued salaries and benefits                              2,859,932            3,260,418
  Accrued liabilities                                        2,988,224            2,373,444
  Income taxes payable                                         548,915              126,840
  Current portion of other long-term liabilities               379,720              704,992
                                                          ---------------------------------
    Total current liabilities                                8,398,975            8,389,771
                                                          ---------------------------------

Other long-term liabilities                                  3,105,755            3,008,901
                                                          ---------------------------------

Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,395,155 and 8,246,504
      shares outstanding                                         8,395                8,247
  Additional paid-in capital                                24,163,372           23,604,823
  Retained earnings                                          7,644,998            6,342,838
                                                          ---------------------------------
    Total stockholders' equity                              31,816,765           29,955,908
                                                          ---------------------------------

                                                          $ 43,321,495         $ 41,354,580
                                                          ---------------------------------

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         ---------------------------------         ---------------------------------
                                                Three Months Ended                         Six Months Ended
                                                  February 28/29,                           February 28/29,
                                             2001                 2000                 2001                 2000
                                         ---------------------------------         ---------------------------------
Revenues                                 $ 17,699,447         $ 13,213,223         $ 34,235,267         $ 26,278,302
                                         ---------------------------------         ---------------------------------

Expenses:
  Salaries and benefits                    10,508,534            8,637,424           20,595,214           17,163,081
  Other operating expenses                  4,762,669            3,243,153            8,817,151            6,111,997
  Depreciation and amortization             1,264,110              841,446            2,494,866            1,508,091
  Interest                                     12,031                5,238               23,876                5,238
                                         ---------------------------------         ---------------------------------
    Total expenses                         16,547,344           12,727,261           31,931,107           24,788,407
                                         ---------------------------------         ---------------------------------

Income before income taxes                  1,152,103              485,962            2,304,160            1,489,895
  Income tax expense                          522,000              311,000            1,002,000              730,000
                                         ---------------------------------         ---------------------------------

Net income                               $    630,103         $    174,962         $  1,302,160         $    759,895
                                         ---------------------------------         ---------------------------------




Basic income per share                   $       0.08         $       0.02         $       0.16         $       0.09
                                         ---------------------------------         ---------------------------------

Fully diluted income per share           $       0.07         $       0.02         $       0.15         $       0.09
                                         ---------------------------------         ---------------------------------


Weighted average common
  shares and equivalents
    Basic                                   8,344,707            8,243,191            8,309,544            8,307,016
    Fully diluted                           9,089,144            8,566,304            8,943,523            8,674,397

                            AMERICAN HEALTHWAYS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001

                                     ----------------------------------------------------------------------
                                                      Additional
                                     Common             Paid-in             Retained
                                      Stock             Capital             Earnings               Total
                                     ----------------------------------------------------------------------
Balance, August 31, 2000             $8,247          $ 23,604,823          $6,342,838          $ 29,955,908

  Exercise of stock options             148               558,549                  --               558,697

  Net income                             --                    --           1,302,160             1,302,160
                                     ----------------------------------------------------------------------

Balance, February 28, 2001           $8,395          $ 24,163,372          $7,644,998          $ 31,816,765
                                     ----------------------------------------------------------------------

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              ----------------------------------
                                                               Six Months Ended February 28/29,
                                                                   2001                 2000
                                                              ----------------------------------
Cash flows from operating activities:
  Net income                                                  $  1,302,160          $    759,895
    Income tax expense                                           1,002,000               730,000
                                                              ----------------------------------
  Income before income taxes                                     2,304,160             1,489,895
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                               2,494,866             1,508,091
     Increase in working capital items                          (1,120,635)           (2,427,376)
     Other noncash transactions                                    696,611               421,199
                                                              ----------------------------------
                                                                 4,375,002               991,809
  Income taxes (net paid)                                         (444,351)             (693,030)
  Increase in other assets                                        (151,945)             (120,991)
  Payments on other long-term liabilities                         (537,119)             (242,074)
                                                              ----------------------------------
      Net cash flows provided by
        (used in) operating activities                           3,241,587               (64,286)
                                                              ----------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                         (1,341,822)           (5,408,115)
  Investments in unconsolidated businesses                      (1,000,000)             (150,000)
                                                              ----------------------------------
      Net cash flows used in investing activities               (2,341,822)           (5,558,115)
                                                              ----------------------------------

Cash flows from financing activities:
  Exercise of stock options                                        377,802                 6,600
  Repurchase of stock                                                   --            (1,119,924)
                                                              ----------------------------------
      Net cash flows used in financing activities                  377,802            (1,113,324)
                                                              ----------------------------------

Net increase (decrease) in cash and cash equivalents             1,277,567            (6,735,725)
Cash and cash equivalents, beginning of period                   7,025,277            13,501,016
                                                              ----------------------------------

Cash and cash equivalents, end of period                      $  8,302,844          $  6,765,291
                                                              ----------------------------------

                            AMERICAN HEALTHWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the "Company") for the three and six month periods ended February 28, 2001 and February 29, 2000 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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

         Summarized financial information by business segment is as follows:

                                      -----------------------------------           -----------------------------------
                                              Three Months Ended                             Six Months Ended
                                                February 28/29,                               February 28/29,
                                          2001                   2000                   2001                   2000
                                      -----------------------------------           -----------------------------------
Revenues:
  Health plan contracts               $ 12,714,638           $  7,997,227           $ 24,378,325           $ 15,973,226
  Hospital contracts                     4,866,130              5,081,995              9,638,611             10,020,772
  Other revenue                            118,679                134,001                218,331                284,304
                                      -----------------------------------           -----------------------------------
                                      $ 17,699,447           $ 13,213,223           $ 34,235,267           $ 26,278,302
                                      -----------------------------------           -----------------------------------

Income before income taxes:
  Health plan contracts               $  3,041,324           $  1,233,922           $  5,614,064           $  2,858,799
  Hospital contracts                     1,229,165              1,416,388              2,420,779              2,765,539
  Shared support services               (2,160,313)            (1,581,954)            (4,103,613)            (3,098,757)
                                      -----------------------------------           -----------------------------------
   Total segments                        2,110,176              1,068,356              3,931,230              2,525,581
  General corporate expenses              (958,073)              (582,394)            (1,627,070)            (1,035,686)
                                      -----------------------------------           -----------------------------------
                                      $  1,152,103           $    485,962           $  2,304,160           $  1,489,895
                                      -----------------------------------           -----------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthways, Inc. (the "Company"), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans and hospitals. The Company's programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its DIABETES HEALTHWAYS(SM), CARDIAC HEALTHWAYS(SM) and RESPIRATORY HEALTHWAYS(SM) product lines. In addition, during the first quarter of fiscal 2001, the Company introduced its MYHEALTHWAYS(SM) product which is designed to provide health plan members and their physicians with personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan diabetes, cardiac and respiratory disease management services, MYHEALTHWAYS(SM) services and to execute new contracts for hospital-based diabetes services; the risks associated with a significant concentration of the Company's revenues with a small number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of its performance under the terms of its health plan contracts; the Company's ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to obtain adequate financing or reinsurance to support the Company's performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing litigation involving the Company; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues for the three and six months ended February 28, 2001 and February 29, 2000.

                                    ------------------               ------------------
                                    Three Months Ended                Six Months Ended
                                      February 28/29,                  February 28/29,
                                    2001          2000               2001          2000
                                    ------------------               ------------------
Health plan contracts                72%           61%                71%           61%
Hospital contracts                   27            38                 28            38
Other                                 1             1                  1             1
                                    ------------------               ------------------
                                    100%          100%               100%          100%
                                    ------------------               ------------------

         The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

         The Company's care and disease management services for health plans are designed to meet the needs of individual health plan customers. The Company's services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company's four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company's fees are at risk subject to the Company's performance against financial cost savings and clinical criteria. The Company records revenue from its performance-based health plan contracts based on its estimates of expected performance levels under these contracts and adjusts these estimates as additional data necessary to determine performance levels becomes available.

         As of February 28, 2001, the Company had contracts with 16 health plans to provide disease management services in 61 health plan markets compared with contracts with 13 health plans in 51 markets as of February 29, 2000. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of "equivalent" covered lives. Because the Company's original disease management efforts focused on enrollees with diabetes and the majority of its lives currently under contract are diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company's fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company's respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the number of equivalent lives under contract and scheduled for implementation but not currently generating revenue are shown below at February 28, 2001 and February 29, 2000.

-----------------------------------------------------------------------
At February 28/29,                                   2001         2000
-----------------------------------------------------------------------
Equivalent lives under management *                215,149      127,786
Equivalent lives in backlog                        142,000       29,000
                                                   --------------------
  Total equivalent lives *                         357,149      156,786
                                                   --------------------

* Includes approximately 40,000 equivalent lives in 2001 and 2000 for a contract that expired March 31, 2001.

         During the quarter ended February 28, 2001, the Company executed two contracts to provide disease management services. The first contract, with Blue Cross Blue Shield of Massachusetts, will provide cardiac disease management services to approximately 40,000 equivalent lives. The second contract will provide diabetes disease management services to approximately 1,000 equivalent lives. Services for these enrollees and fee revenue for the Company under these contracts is currently scheduled to begin during the third quarter of fiscal 2001.

         In addition, during the quarter ended February 28, 2001, the Company extended and expanded an existing contract with a health plan to add cardiac disease management services and expand diabetes disease management services to an additional 3,000 equivalent lives. Services for these additional enrollees began February 1, 2001.

         During the three and six months ended February 28, 2001, approximately 53% of the Company"s revenues were derived from contracts with three health plans. The loss of any of these contracts or a reduction in the profitability of these contracts could have a material negative impact on the Company's results of operations.

         During the quarter ended February 28, 2001, two of the Company's health plan customer contracts comprising 4% of the Company's revenues for the six months ended February 28, 2001 terminated. One of the Company's health plan customer contracts comprising 15% of the Company's revenues for the six months ended February 28, 2001 terminated during the quarter ended May 31, 2001. No other material contracts are subject to termination during the remainder of fiscal 2001. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience in this industry is limited. No assurances can be given that the results from restructurings and possible terminations at renewal would not have a material negative impact on the Company's results of operations.

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. As of February 28, 2001, the Company had 55 hospital contracts to provide services at 74 hospital sites compared with the 54 contracts at 68 hospital sites as of February 29, 2000. The number of hospital contracts and hospital sites for these periods includes an Arthritis and Osteoporosis Care Center contract with a hospital to provide comprehensive arthritis and osteoporosis services that are operated by the Company.

         The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three and six months ended February 28, 2001 and February 29, 2000 are presented below.

                                                         -------------------           -------------------
                                                         Three Months Ended             Six Months Ended
                                                           February 28/29,               February 28/29,
                                                         2001           2000           2001           2000
                                                         -------------------           -------------------
    Contracts in effect at beginning of period             53             57             51             58
    Contracts signed
    Contracts discontinued                                (10)            (1)            (7)            (2)
                                                         -------------------           -------------------
    Contracts in effect at end of period                   55             54             55             54
                                                         -------------------           -------------------

    Hospital sites where services are delivered            74             68             74             68
                                                         -------------------           -------------------

         During the three month period ended February 28, 2001, four contracts were renewed for the Company's hospital-based diabetes treatment centers. During the remainder of fiscal 2001, 16 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

         The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company's ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. While the Company believes that the overall environment for hospitals may become somewhat more positive as a result of Medicare reimbursement relief that has been granted for hospitals as a result of recently passed federal legislation, there can be no assurance that these financial pressures will not continue to have a negative impact on the Company's hospital contract operations.

RESULTS OF OPERATIONS

         Revenues for the three and six month periods ended February 28, 2001 increased 34% and 30%, respectively, over the same periods in 2000. This increase in revenues resulted primarily from an increase in the average number of equivalent lives enrolled in the Company's health plan contracts to approximately 218,000 lives and 213,000 lives, respectively, for the three and six month periods ended February 28, 2001 from approximately 128,000 lives and 124,000 lives, respectively, for the comparable three and six month periods during the prior year. The increase in the average number equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2000. The average revenue per member per month for enrollees under the Company's health plan contracts were 7% and 11% less during the three-month and six month periods ended February 28, 2001, respectively, than during the prior year periods. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives under contracts with lower revenue intensity levels in the fiscal 2001 period when compared with the fiscal 2000 period and from a reduction of revenues resulting from the restructuring of a health plan customer contract in January, 2000, offset somewhat by revenues earned from the transition activities of a contract that was terminated on February 28, 2001. Revenues from the Company's hospital contract operations for the three and six month periods ended February 28, 2001 were 4% less than hospital contract revenues for the comparable periods last year principally due to selected rate reductions for contract renewals which occurred subsequent to February 29, 2000 and, for the six months ended February 29, 2001, fewer average number of contracts in operation from the comparable period last year. The Company anticipates that total revenues for the remainder of fiscal 2001 will increase over comparative fiscal 2000 periods primarily as a result of additional lives enrolled under new and existing care and disease management contracts with health plans offset somewhat by the impact of lower revenues from the termination of one of its health plan customer contracts effective during the third quarter and by lower revenues from its hospital contract operations.

         Salaries and benefits for the three and six month periods ended February 28, 2001 increased 22% and 20%, respectively, primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company's health plan contracts and increased employee incentive compensation associated with improved operating performance during the current year. Salaries and benefits as a percentage of revenues decreased to 59% and 60% for the three and six month periods ended February 28, 2001, respectively, compared to 65% for both periods last year primarily as a result of improved revenue performance at the Company's health plan contract operations offset by higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of increased staff required for expected expansion of the Company's health plan operations.

         Other operating expenses for the three and six month periods ended February 28, 2001 increased 47% and 44%, respectively, from the comparable periods last year. The increase for the three and six month periods was primarily attributable to higher operating costs resulting from the growth of the Company's health plan operations compared to the same periods last year and the write off of a $250,000 minority interest investment in a small startup cancer care management company in February 2001. Other operating expenses as a percentage of revenues increased to 27% and 26%, respectively, for the three and six month periods ended February 28, 2001 from 25% and 23%, respectively, for the comparable periods last year primarily as a result of higher operating costs associated with its health plan operations during fiscal 2001 and the write off of the investment in a small startup cancer care management company in February 2001 offset by improved revenue performance at the Company's health plan contract operations. The Company anticipates other operating expenses will increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of increased costs associated with the expansion of the Company's health plan operations.

         The increase in depreciation and amortization expense to $1.3 million and $2.5 million, respectively, for the three and six month periods ended February 28, 2001 from $841,446 and $1.5 million for the comparable periods last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's health plan operations. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company's health plan contracts as well as from growth and improvement in the Company's information technology capabilities.

         The Company's income tax expense for the three and six month periods ended February 28, 2001 was $522,000 and $1.0 million, respectively, compared to $311,000 and $730,000 for the comparable periods last year. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during both periods are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes, primarily amortization of excess costs over net assets of purchased companies.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the six months ended February 28, 2001 generated $3.2 million in cash flow. Investing activities during this period used $2.3 million in cash which consisted of the acquisition of property and equipment purchases for the Company primarily associated with its expanding health plan contract operations and for a $1.0 million minority investment in Caresteps.com, Inc., a company whose software provides the basic structure for the Company's MYHEALTHWAYS(SM) system. Financing activities for the six months ended February 28, 2001 provided $378,000 in cash flow in proceeds from the exercise of options to purchase the Company's common stock.

         Effective January 9, 2001, the Company's credit agreement with a financial institution was amended to increase its borrowing capacity from $6 million to $10 million, including the ability to issue up to $8 million of letters of credit, an increase of $4 million from the previous agreement. The amended agreement expires on January 4, 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company's common stock, and requires the Company to maintain cash and cash equivalents of $5 million. As of February 28, 2001, there were no borrowings outstanding under this agreement, however during the quarter ended August 31, 2000, a letter of credit for approximately $600,000 was issued to a health plan customer under the terms of this credit agreement to support the Company's performance under the terms of a new health plan contract signed during 2000. Subsequent to February 28, 2001, another letter of credit for $6.6 million was issued to a health plan customer under the terms of the amended credit agreement to support the Company's performance under the terms of a new health plan contract signed during the first quarter of fiscal 2001.

         The Company believes that cash flow from operating activities, its available cash and available credit under its financing agreement will continue to enable the Company to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company's health plan operations requires significant additional financing resources such as the issuance of letters of credit to guarantee the Company's performance under the terms of new health plan contracts, the Company's ability to arrange such financing capability will be limited and the Company's ability to expand its health plan operations could be restricted. In addition, should health plan development accelerate or should acquisition opportunities arise that would enhance the Company's planned expansion of its health plan operations beyond its current chronic disease focus, the Company may need to issue additional equity to provide the funding for these increased growth opportunities. No assurance can be given that the Company would be able to issue additional equity on terms that would be acceptable to the Company.

         During March 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of February 28, 2001, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

                                     PART II

ITEM 1.  Legal Proceedings.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation. Accordingly, the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. The case has been transferred to the United States District Court for the District of Columbia so that court can coordinate discovery with other qui tam cases in which certain client hospitals and their affiliates are named as defendants. On January 30, 2001, that court ordered the government to file any notice of intervention in each of the consolidated cases on or before March 15, 2001. The government again filed papers indicating that it would not be intervening in AHSI's case. The case is still in the discovery stage and has not yet been set for trial.

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

         Not Applicable.

ITEM 3.  Defaults Upon Senior Securities.

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Stockholders of American Healthways, Inc. was held on January 22, 2001.

         (c) The following proposals were voted upon at the Annual Meeting of Stockholders:

                  (i) Nominations to elect Frank A. Ehmann and William C. O'Neil, Jr. as Directors of the Company. The results of the election of the above mentioned nominees were as follows:

                                                         For          Against      Withheld
                                                      ---------       -------      --------
                           Frank A. Ehman             6,341,786            --       393,800
                           William C. O'Neil, Jr.     6,341,660            --       393,926

                  (ii) Approval to amend the Company's 1996 Stock Incentive Plan to increase the number of shares of the Company's common stock available for issuance. The voting results of the above mentioned amendment are as follows:

                               For          Against        Withheld
                            ---------      ---------      --------
                            5,090,191      1,631,148       14,247

ITEM 5.  Other Information.

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Employment Agreement dated March 1, 2001 between the Company and David A. Sidlowe

                  10.2 Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle

         (b)      Reports on Form 8-K

                  A report on Form 8-K dated December 14, 2000 was filed during the quarter ended February 28, 2001 reporting a broadcast of the first quarter conference call to analysts live on the Internet.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              American Healthways, Inc.
                                         --------------------------------------
                                                   (Registrant)



Date April 13, 2001                   By           /s/ Henry D. Herr
     --------------                      --------------------------------------
                                                     HENRY D. HERR
                                                Executive Vice President
                                              Finance and Administration,
                                             (Principal Financial Officer)



Date April 13, 2001                   By          /s/ David A. Sidlowe
     --------------                      --------------------------------------
                                                    DAVID A. SIDLOWE
                                          Senior Vice President and Controller
                                             (Principal Accounting Officer)