Form 10-Q
period 2001-05-31
AMERICAN HEALTHWAYS INC
filed 2001-07-16
CIK 704415

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Period Ended May 31, 2001

                        Commission File Number 000-19364

                            AMERICAN HEALTHWAYS, INC.
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

                                 Yes [X] No [ ]

As of July 12, 2001 there were outstanding 9,434,583 shares of the Registrant's Common Stock, par value $.001 per share.

PART I.

ITEM 1. FINANCIAL STATEMENTS

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                --------------------------------
                                                       May 31,       August 31,
                                                        2001            2000
                                                --------------------------------
Current assets:
  Cash and cash equivalents                        $  9,063,617    $  7,025,277
  Accounts receivable, net                            5,161,484       5,036,051
  Other current assets                                2,016,363       1,465,804
  Deferred tax asset                                    724,000         724,000
                                                --------------------------------
    Total current assets                             16,965,464      14,251,132
                                                --------------------------------
Property and equipment:
  Leasehold improvements                              2,478,803       2,448,285
  Equipment                                          20,031,434      16,557,524
                                                --------------------------------
                                                     22,510,237      19,005,809
  Less accumulated depreciation                      (8,927,920)     (5,570,307)
                                                --------------------------------
                                                     13,582,317      13,435,502
                                                --------------------------------

Long-term deferred tax asset                          2,132,000       2,132,000
                                                --------------------------------
Other assets, net                                     1,499,890         835,245
                                                --------------------------------
Excess of cost over net assets
  of purchased companies, net                        10,414,036      10,700,701
                                                --------------------------------
                                                   $ 44,593,707    $ 41,354,580
                                                ================================

                            AMERICAN HEALTHWAYS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                --------------------------------
                                                       May 31,       August 31,
                                                        2001            2000
                                                --------------------------------
Current liabilities:
  Accounts payable                                 $  1,805,867    $  1,924,077
  Accrued salaries and benefits                       4,000,723       3,260,418
  Accrued liabilities                                 1,319,403       2,373,444
  Income taxes payable                                    1,557         126,840
  Current portion of other long-term liabilities        379,720         704,992
                                                --------------------------------
    Total current liabilities                         7,507,270       8,389,771
                                                --------------------------------
Other long-term liabilities                           3,253,000       3,008,901
                                                --------------------------------
Stockholders' equity:
  Common stock
    $.001 par value, 15,000,000 shares
      authorized, 8,564,485 and 8,246,504
      shares outstanding                                  8,564           8,247
  Additional paid-in capital                         25,339,788      23,604,823
  Retained earnings                                   8,485,085       6,342,838
                                                --------------------------------
    Total stockholders' equity                       33,833,437      29,955,908
                                                --------------------------------
                                                   $ 44,593,707    $ 41,354,580
                                                ================================

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    -------------------------------  ----------------------------
                                         Three Months Ended May 31,    Nine Months Ended May 31,
                                            2001           2000           2001           2000
                                    -------------------------------  ----------------------------
Revenues                                $18,459,037   $ 11,617,059    $52,694,304   $ 37,895,361
                                    -------------------------------  ----------------------------
Expenses:
  Salaries and benefits                  10,824,909      8,537,548     31,420,123     25,700,629
  Other operating expenses                4,715,278      3,654,204     13,532,429      9,766,201
  Depreciation and amortization           1,393,358        979,657      3,888,224      2,487,748
  Interest                                   38,405          9,005         62,281         14,243
                                    -------------------------------  ----------------------------
    Total expenses                       16,971,950     13,180,414     48,903,057     37,968,821
                                    -------------------------------  ----------------------------
Income (loss) before income taxes         1,487,087     (1,563,355)     3,791,247        (73,460)
  Income tax expense (benefit)              647,000       (550,000)     1,649,000        180,000
                                    -------------------------------  ----------------------------
Net income (loss)                       $   840,087   $ (1,013,355)   $ 2,142,247   $   (253,460)
                                    ===============================  ============================
Basic income (loss) per share           $      0.10   $      (0.12)   $      0.26   $      (0.03)
                                    ===============================  ============================
Fully diluted income (loss)
  per share                             $      0.09   $      (0.12)   $      0.24   $      (0.03)
                                    ===============================  ============================

Weighted average common
  shares and equivalents
    Basic                                 8,484,927      8,228,388      8,368,005      8,280,806
    Fully diluted                         9,308,041      8,228,388      9,065,029      8,280,806

                            AMERICAN HEALTHWAYS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED MAY 31, 2001


                                    ---------------------------------------------------
                                                Additional
                                      Common     Paid-in      Retained
                                       Stock     Capital      Earnings       Total
                                    ---------------------------------------------------
Balance, August 31, 2000              $8,247   $23,604,823   $6,342,838   $29,955,908

  Exercise of stock options              317       897,178           --       897,495

  Tax benefit of option exercises         --       837,787           --       837,787

  Net income                              --            --    2,142,247     2,142,247
                                    ---------------------------------------------------

Balance, May 31, 2001                 $8,564   $25,339,788   $8,485,085   $33,833,437
                                    ===================================================

                            AMERICAN HEALTHWAYS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      -------------------------------
                                                          Nine Months Ended May 31,
                                                            2001            2000
                                                      -------------------------------
Cash flows from operating activities:
  Net income (loss)                                     $ 2,142,247    $   (253,460)
    Income tax expense                                    1,649,000         180,000
                                                      -------------------------------
  Income (loss) before income taxes                       3,791,247         (73,460)
   Noncash expenses, revenues, losses and gains
    included in income:
     Depreciation and amortization                        3,888,224       2,487,748
     Increase in working capital items                   (1,107,938)     (1,589,931)
     Other noncash transactions                             860,681         637,086
                                                      -------------------------------
                                                          7,432,214       1,461,443
  Income taxes (net paid)                                  (936,496)       (997,270)
  Increase in other assets                                  (96,487)       (159,731)
  Payments on other long-term liabilities                  (546,699)       (252,227)
                                                      -------------------------------
      Net cash flows provided by operating activities     5,852,532          52,215
                                                      -------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                  (3,666,366)     (8,707,896)
  Investments in unconsolidated businesses               (1,000,000)       (200,000)
                                                      -------------------------------
      Net cash flows used in investing activities        (4,666,366)     (8,907,896)
                                                      -------------------------------
Cash flows from financing activities:
  Exercise of stock options                                 852,174          19,999
  Repurchase of stock                                            --      (1,273,481)
                                                      -------------------------------
      Net cash flows provided by (used in)
        financing activities                                852,174      (1,253,482)
                                                      -------------------------------
Net increase (decrease) in cash and cash equivalents      2,038,340     (10,109,163)
Cash and cash equivalents, beginning of period            7,025,277      13,501,016
                                                      -------------------------------
Cash and cash equivalents, end of period                $ 9,063,617    $  3,391,853
                                                      ===============================

                            AMERICAN HEALTHWAYS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      INTERIM FINANCIAL REPORTING

         The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended May 31, 2001 and 2000 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

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

         Summarized financial information by business segment is as follows:

                                   -------------------------------  ------------------------------
                                      Three Months Ended May 31,       Nine Months Ended May 31,
                                         2001            2000            2001            2000
                                   -------------------------------  ------------------------------
Revenues:
  Health plan contracts              $ 13,307,246    $  6,410,783    $ 37,685,571    $ 22,384,009
  Hospital contracts                    5,033,679       5,120,843      14,672,290      15,141,615
  Other revenue                           118,112          85,433         336,443         369,737
                                   -------------------------------  ------------------------------
                                     $ 18,459,037    $ 11,617,059    $ 52,694,304    $ 37,895,361
                                   ===============================  ==============================
Income (loss) before income taxes:
  Health plan contracts              $  3,072,003    $   (440,296)   $  8,686,067    $  2,418,503
  Hospital contracts                    1,404,018       1,408,633       3,824,797       4,174,172
  Shared support services              (2,120,266)     (1,938,442)     (6,223,879)     (5,037,199)
                                   -------------------------------  ------------------------------
   Total segments                       2,355,755        (970,105)      6,286,985       1,555,476
  General corporate expenses             (868,668)       (593,250)     (2,495,738)     (1,628,936)
                                   -------------------------------  ------------------------------
                                     $  1,487,087    $ (1,563,355)   $  3,791,247    $    (73,460)
                                   ===============================  ==============================

(3)      RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Both statements are scheduled to be published in July 2001. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company may elect early adoption of this statement on September 1, 2001, the beginning of its 2002 fiscal year. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

(4)      SUBSEQUENT EVENTS

         In two separate transactions in June 2001, the Company acquired the remaining 93% interest in CareSteps.com, Inc. ("CareSteps") that the Company did not already own and 100% of Empower Health, Inc. ("Empower Health"). CareSteps is a health care technology company that provides both evidence-based, consumer-facing web-based health application and advanced neural network predictive modeling capabilities that the Company will integrate with its current health care and disease management services. Empower Health contributes unique and extensive market research regarding outcome improvement services, prospective sales opportunities and seasoned executives to strengthen the Company's sales and marketing efforts as well as strategic alliances with entities including Johns Hopkins Medical Center and Cap Gemini Ernst & Young. The purchase price paid for the interests acquired consisted primarily of 742,101 unregistered shares of the Company's common stock and contingent consideration of up to 355,000 shares of unregistered common stock to be issued between October 2001 and September 2006, depending on the price of the Company's common stock for certain periods during that time frame.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         American Healthways, Inc. (the "Company") provides specialized, comprehensive disease management and care management services to health plans, physicians and hospitals. The Company's programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its DIABETES HEALTHWAYS(sm), CARDIAC HEALTHWAYS(sm) and RESPIRATORY HEALTHWAYS(sm) product lines and recently introduced its MYHEALTHWAYS(sm) product which is designed to provide health plan members and their physicians with personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases.

         In June 2001, the Company announced the launch of its comprehensive Care Enhancement programming which brings together new services for screening all members of an insurer's population and programs specifically designed to address the needs of people with respect to 27 different health conditions. Care Enhancement will bring expanded tools and technologies that will be fully integrated into the Company's call centers and its proprietary Population Works information platform which houses all patient and care data, monitors program activities and facilitates exchange of information between care coordinators and a health plan. The additional health conditions for which the Company is adding services include those that the Company believes have a solid base of scientific evidence which supports providing specific clinical interventions to improve outcomes and reduce the cost of care.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company's results of operations; the Company's ability to execute new contracts for health plan disease management services and Care Enhancement services and to execute new contracts for hospital-based diabetes services; the risks associated with a significant concentration of the Company's revenues with a limited number of health plan customers; the Company's ability to effect estimated cost savings and clinical outcome improvements under health plan disease management and Care Enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the ability of the Company's health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under the terms of its health plan contracts; the Company's ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to effectively integrate new technologies such as those encompassed in its Care Enhancement initiatives into the Company's care management information technology platform; the ability of the Company to improve its health plan sales and marketing effectiveness as a result of the integration of Empower Health personnel into its existing management organization; the ability of the Company to implement its Care Enhancement strategy within the expected cost estimates; the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company's health plan operations and financing or reinsurance to support the Company's performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company's ability to implement its backlog of contracted lives within anticipated time frames contemplated by the Company; the Company's ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of existing litigation involving the Company; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company's customers and their willingness to purchase the Company's services. The Company undertakes no obligation to update or revise any such forward-looking statements.

         The following table sets forth the sources of the Company's revenues by customer type as a percentage of total revenues for the three and nine months ended May 31, 2001 and 2000.

                          -------------------    -----------------
                          Three Months Ended     Nine Months Ended
                                May 31,               May 31,
                            2001       2000       2001       2000
                          -------------------    -----------------
Health plan contracts        72%        55%        71%        59%
Hospital contracts           27         44         28         40
Other                         1          1          1          1
                          -------------------    -----------------
                            100%       100%       100%       100%
                          ===================    =================

         The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

HEALTH PLAN CONTRACTS

         The Company's disease management and Care Enhancement services for health plans are designed to meet the needs of individual health plan customers. The Company's services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company's four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company's fees are at risk subject to the Company's performance against financial cost savings and clinical criteria. The Company records revenue from its performance-based health plan contracts based on its estimates of expected performance levels under these contracts and adjusts these estimates as additional data necessary to determine performance levels becomes available.

         As of May 31, 2001, the Company had contracts with 17 health plans to provide disease management services in 69 health plan markets compared with contracts with 15 health plans in 53 markets as of May 31, 2000. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of "equivalent" covered lives. Because the Company's original disease management efforts focused on enrollees with diabetes and the majority of its lives currently under contract are diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company's fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company's respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the number of equivalent lives under contract and scheduled for implementation but not currently generating revenue are shown below at May 31, 2001 and 2000.

               -----------------------------------------------------------
               At May 31,                             2001        2000
               -----------------------------------------------------------
               Equivalent lives under management     238,137     146,615
               Equivalent lives in backlog           156,000      49,000
                                                  -----------------------
                 Total equivalent lives              394,137     195,615
                                                  =======================

         During the quarter ended May 31, 2001, the Company executed two contracts to provide disease management services. The first contract, with Aetna Health Management, Inc., will provide cardiac disease management services to approximately 60,000 equivalent lives. The second contract, with Blue Cross and Blue Shield of Missouri, will provide diabetes disease management services to approximately 9,000 equivalent lives. Services for these enrollees and fee revenue for the Company under these contracts is currently scheduled to begin during the fourth quarter of fiscal 2001.

         During the three and nine months ended May 31, 2001, approximately 43% and 40%, respectively, of the Company's revenues were derived from contracts with two health plans. The loss of either of these contracts or a reduction in the profitability of these contracts could have a material negative impact on the Company's results of operations.

         During the quarter ended May 31, 2001, one of the Company's health plan customer contracts comprising 13% of the Company's revenues for the nine months ended May 31, 2001 terminated by its terms. No other material health plan contracts are subject to termination during the remainder of fiscal 2001. Because the disease management industry is relatively new and the Company's contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience in this industry is limited. No assurances can be given that the results from contract restructurings and possible terminations at renewal would not have a material negative impact on the Company's results of operations.

         As part of the Company's strategy to expand its health plan operations beyond its disease management focus to comprehensive Care Enhancement services, effective June 1, 2001, the Company acquired the remaining 93% interest in CareSteps.com, Inc. ("CareSteps") it did not already own. CareSteps is a health care technology company that provides both evidence-based, consumer-facing web-based health application and advanced neural network predictive modeling capabilities that the Company will integrate with its current health care and disease management programs to broaden its Care Enhancement services. In addition, CareSteps' software provides the basic structure for the Company's MYHEALTHWAYS(sm) system.

         To further accelerate the implementation of the Company's Care Enhancement strategy, on June 5, 2001, the Company acquired Empower Health Inc. ("Empower Health"), which contributes unique and extensive market research regarding outcome improvement services, prospective sales opportunities and seasoned executives to strengthen the Company's sales and marketing efforts as well as strategic alliances with entities including Johns Hopkins Medical Center and Cap Gemini Ernst & Young.

HOSPITAL CONTRACTS

         The Company's hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. As of May 31, 2001, the Company had 56 hospital contracts to provide services at 79 hospital sites compared with the 54 contracts at 69 hospital sites as of May 31, 2000. The number of hospital contracts and hospital sites for the period ended May 31, 2000 included an Arthritis and Osteoporosis Care Center contract with a hospital to provide comprehensive arthritis and osteoporosis services. This contract terminated on April 30, 2001.

         The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three and nine months ended May 31, 2001 and 2000 are presented below.

                                           ----------------------        ------------------
                                              Three Months Ended         Nine Months Ended
                                                    May 31,                    May 31,
                                                2001         2000         2001         2000
                                           ----------------------        ------------------
Contracts in effect at beginning of period       55           54           51           58
Contracts signed                                  3            2            9            8
Contracts discontinued                           (2)          (2)          (4)         (12)
                                           ----------------------        ------------------
Contracts in effect at end of period             56           54           56           54
                                           ======================        ==================
Hospital sites where services are
 delivered                                       79           69           79           69
                                           ======================        ==================

         During the three month period ended May 31, 2001, two contracts were renewed for the Company's hospital-based diabetes treatment centers. During the remainder of fiscal 2001, 13 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

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

RESULTS OF OPERATIONS

         Revenues for the three and nine month periods ended May 31, 2001 increased 59% and 39%, respectively, over the same periods in 2000. This increase in revenues resulted primarily from an increase in the average number of equivalent lives enrolled in the Company's health plan contracts to approximately 218,000 lives and 215,000 lives, respectively, for the three and nine month periods ended May 31, 2001 from approximately 139,000 lives and 129,000 lives, respectively, for the comparable three and nine month periods during the prior year. The increase in the average number equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2000 and 2001. The average revenue per member per month for equivalent lives enrolled under the Company's health plan contracts were 32% and 5% greater during the three and nine month periods ended May 31, 2001, respectively, than during the prior year periods. This increase in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives under contracts with higher revenue intensity and levels in the fiscal 2001 period when compared with the fiscal 2000 period, improved performance under the terms of incentive fee provisions of health plan contracts, a non-recurring negative revenue adjustment of approximately $1.0 million recorded in the third quarter of fiscal 2000, and revenues recognized during the fiscal 2001 periods associated with final settlement and transition services on two health plan contracts that terminated during fiscal 2001. Revenues from the Company's hospital contract operations for the three and nine month periods ended May 31, 2001 were 2% and 3% less, respectively, than hospital contract revenues for the comparable periods last year principally due to selected rate reductions for contract renewals which occurred subsequent to May 31, 2000. The Company anticipates that total revenues for the remainder of fiscal 2001 will increase over comparative fiscal 2000 periods primarily as a result of additional lives enrolled under new and existing care and disease management contracts with health plans offset somewhat by the impact of lower revenues from its hospital contract operations.

         Salaries and benefits for the three and nine month periods ended May 31, 2001 increased 27% and 22%, respectively, primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company's health plan contracts and increased employee incentive compensation associated with improved operating performance compared with the prior fiscal year periods. Salaries and benefits as a percentage of revenues decreased to 59% and 60% for the three and nine month periods ended May 31, 2001, respectively, compared to 74% and 68%, respectively, for the three and nine month periods last year primarily as a result of improved revenue performance at the Company's health plan contract operations offset somewhat by higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of increased staff required for expected expansion of the Company's health plan operations and the addition of management staff associated with the CareSteps and the Empower Health acquisitions.

         Other operating expenses for the three and nine month periods ended May 31, 2001 increased 29% and 39%, respectively, from the comparable periods last year. The increase for the three and nine month periods was primarily attributable to higher operating costs resulting from the growth of the Company's health plan operations compared to the same periods last year and, for the nine month period, from the write off of a $250,000 minority interest investment in a small startup cancer care management company in February 2001. Other operating expenses as a percentage of revenues decreased to 26% for the three month period ended May 31, 2001 from 32% for the comparable period last year primarily as a result of improved revenue performance at the Company's health plan contract operations. Other operating expenses as a percentage of revenues for the nine month period was 26% for both periods primarily as a result of higher operating costs associated with its health plan operations during fiscal 2001 and the write off of the investment in a small startup cancer care management company in February 2001 offset by improved revenue performance at the Company's health plan contract operations. The Company anticipates other operating expenses will increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of increased costs associated with the expansion of the Company's health plan operations including the development and marketing of its new Care Enhancement strategy.

         The increase in depreciation and amortization expense to $1.4 million and $3.9 million, respectively, for the three and nine month periods ended May 31, 2001 from $979,657 and $2.5 million for the comparable periods last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company's health plan operations. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2001 compared with fiscal 2000 primarily as a result of intangible assets recorded in the CareSteps and Empower Health acquisitions, additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company's health plan contracts as well as from growth and improvement in the Company's information technology capabilities and the expenses associated with the development and marketing of its new Care Enhancement strategy.

         The Company's income tax expense for the three and nine month periods ended May 31, 2001 was $647,000 and $1.6 million, respectively, compared to a tax benefit of $550,000 for the three months ended May 31, 2000 and income tax expense of $180,000 for the nine months ended May 31, 2000. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company's effective tax rates during both periods are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes, primarily amortization of excess costs over net assets of purchased companies.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the nine months ended May 31, 2001 generated $5.9 million in cash flow. Investing activities during this period used $4.7 million in cash which consisted of the acquisition of property and equipment purchases for the Company primarily associated with its expanding health plan contract operations and for a $1.0 million minority investment in Caresteps. Financing activities for the nine months ended May 31, 2001 provided $852,000 in cash proceeds from the exercise of options to purchase the Company's common stock.

         The Company's credit agreement with a financial institution provides borrowing capacity of up to $10 million, inclusive of the ability to issue up to $8 million of letters of credit. This agreement expires on January 4, 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company's accounts receivable and contract rights and are guaranteed by the Company's subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company's common stock, and requires the Company to maintain cash and cash equivalents of $5 million. As of May 31, 2001, there were no borrowings outstanding under this agreement, however, there are letters of credit outstanding under the agreement totaling approximately $7.2 million to support the Company's performance under two health plan contracts.

         The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company's health plan operations requires significant additional financing resources, such as the issuance of letters of credit to guarantee the Company's performance under the terms of new health plan contracts, the Company's ability to arrange such financing capability may limited and the Company's ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company's planned expansion of its health plan operations, the Company may need to issue additional equity to provide the funding for these increased growth opportunities. No assurance can be given that the Company would be able to issue additional equity on terms that would be acceptable to the Company.

         During March 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of May 31, 2001, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

                                     PART II

ITEM 1.  Legal Proceedings.

         In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General ("OIG") of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. ("AHSI"), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil "whistle blower" action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation. Accordingly, the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. The case has been transferred to the United States District Court for the District of Columbia so that the court can coordinate discovery with other qui tam cases in which certain client hospitals and their affiliates are named as defendants. On January 30, 2001, that court ordered the government to file any notice of intervention in each of the consolidated cases on or before March 15, 2001. The government again filed papers indicating that it would not be intervening in AHSI's case. The case is still in the discovery stage and has not yet been set for trial.

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

ITEM 2.  Changes in Securities.

         On June 1, 2001, the Company issued the 627,106 shares of common stock to the former shareholders of CareSteps in connection with the merger of a wholly-owned subsidiary of the Company with and into CareSteps. Certain former shareholders of CareSteps also received an additional 11,905 shares of common stock in connection with entering into covenants not to compete with the Company. The issuances were made in reliance on the exemption provided by Rule 506 of the Securities Act of 1933, as amended.

         On June 5, 2001, the Company issued 114,995 shares of common stock to the former shareholders of Empower Health in connection with the merger of Empower Health with and into the Company. The issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

ITEM 3.  Defaults Upon Senior Securities.

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

ITEM 5.  Other Information.

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Employment Agreement dated June 1, 2001 between the Company and Jeffrey J. Rice, M.D.

                  10.2 Employment and Non-Compete Agreement dated June 5, 2001 between the Company and Richard R. Rakowski

         (b)      Reports on Form 8-K

         A Current Report on Form 8-K dated March 15, 2001 was filed during the quarter ended May 31, 2001 reporting a live broadcast of the second quarter conference call to analysts on the Internet.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          American Healthways, Inc.
                                                (Registrant)



Date  July 16, 2001                 By           /s/ Henry D. Herr
                                        -------------------------------------
                                                   HENRY D. HERR
                                              Executive Vice President
                                            Finance and Administration,
                                           (Principal Financial Officer)








Date  July 16, 2001                 By         /s/ David A. Sidlowe
                                        -------------------------------------
                                                  DAVID A. SIDLOWE
                                        Senior Vice President and Controller
                                           (Principal Accounting Officer)