Form 10-K
period 2001-08-31
AMERICAN HEALTHWAYS INC
filed 2001-11-29
CIK 704415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2001
Commission File Number 000-19364

AMERICAN HEALTHWAYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1117144

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3841 Green Hills Village Drive, Nashville, TN 37215

(Address of Principal Executive Offices) (Zip Code)

615-665-1122

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock — $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of November 26, 2001, 14,171,400 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $337,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

     American Healthways, Inc. (the “Company”), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans, physicians and hospitals. The Company’s programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its Diabetes HealthwaysSM, Cardiac HealthwaysSM and Respiratory HealthwaysSM product lines. In addition, the Company’s My HealthwaysSM product is designed to provide health plan members and their physicians with personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases. As of August 31, 2001, the Company had contracts to provide its services to 17 health plans in 69 markets and also had 55 contracts to provide its services at 78 hospitals.

     In June 2001, the Company announced the launch of its comprehensive care enhancement programs for health plans which include screening all members of a health plan’s population and providing care enhancement programs specifically designed to address the needs of people identified with various additional high cost health conditions. This care enhancement strategy includes the development of expanded tools and technologies that will be fully integrated into the Company’s central operating unit call centers and its proprietary Population WorksSM information platform. This information platform houses patient and care data, monitors program activities and facilitates exchange of information between care coordinators, physicians and health plans. The additional health conditions for which the Company is adding services include those that the Company believes have a solid base of scientific evidence which supports providing specific clinical interventions to improve outcomes and reduce the cost of care.

     In two separate transactions during fiscal 2001, the Company acquired 100% of CareSteps.com, Inc. (“CareSteps”) and 100% of Empower Health, Inc. (“Empower Health”). The Company is integrating CareSteps’ evidence-based, Internet health application and advanced neural network predictive modeling capabilities with the Company’s current care and disease management services. The acquisition of Empower Health provided market research regarding outcomes improvement services, prospective sales opportunities and experienced management to strengthen the Company’s sales and marketing efforts in addition to key strategic relationships.

     This Annual Report on Form 10-K contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations; the Company’s ability to execute new contracts for health plan disease management services and care enhancement services and to execute new contracts for hospital-based diabetes services; the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers; the Company’s ability to effect estimated cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the Company’s ability to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation; the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts; the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to effectively integrate new technologies such as those encompassed in its care enhancement initiatives into the Company’s care management information technology platform; the ability of the Company to improve its health plan sales and marketing effectiveness as a result of the integration of Empower Health personnel into its existing management organization; the ability of the Company to implement its care enhancement strategy within the expected cost estimates; the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; any impact of the transitional impairment test of goodwill as required by SFAS No. 142; the impact of litigation involving the Company; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and general economic conditions. The Company undertakes no obligation to update or revise any such forward-looking statements.

Sources of Revenues

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 2001, 2000 and 1999:

Year ended August 31,	2001	2000	1999

Health plan contracts	73%	61%	54%

Hospital contracts	26%	38%	45%

Other	1%	1%	1%

	100%	100%	100%

     For information on the Company’s business segments, see Note 12 of the Notes to the Consolidated Financial Statements.

Health Plan Contracts

     While the Company’s revenues historically have been generated primarily by its operating contracts with hospitals, a majority of its fiscal 1999 through 2001 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for individuals with chronic diseases such as diabetes, cardiac disease and respiratory disease enrolled in their plans. The Company believes that a substantial portion of its future revenue growth will result from providing disease management and care enhancement services to health plans. Implementation of the Company’s first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000 the Company signed its first contracts with health plans to deliver its cardiac and its respiratory disease programs. During fiscal 2001, the Company announced the launch of its total population care enhancement strategy designed to identify enrollees and provide care enhancement services for enrollees in health plans that have been identified as having or are at risk for having one or more high cost diseases or impact conditions. The Company’s disease management and care enhancement programs assist enrollees and their health plan’s affiliated health care service providers with specific disease or condition-related care enhancement services. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that effective care for the treatment of the disease or condition is provided to enrollees and that this focus will improve the health status of the enrollee populations with the disease or condition and will reduce both the short-term and long-term healthcare costs of these enrollees.

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company’s four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees are at risk subject to the Company’s performance against financial cost savings and clinical criteria. Approximately one third of the Company’s health plan revenues recorded during the fiscal year ended August 31, 2001 are subject to confirmation of the Company’s performance against financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available.

     Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with certain chronic diseases such as diabetes, cardiac disease and respiratory disease as well as certain other medical conditions and to assist in reporting outcomes and costs before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems which it believes meet its information management needs for its disease management and care enhancement services and has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvements in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     At August 31, 2001, the Company had contracts with 17 health plans to provide disease management services in 69 health plan markets. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of “equivalent” covered lives. Because the Company’s original disease management efforts focused on enrollees with diabetes and the majority of its lives as of the end of fiscal 2001 were diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company’s fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company’s respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the backlog of equivalent lives under contract and scheduled for implementation but not currently generating revenues are shown below at August 31, 2001, 2000 and 1999.

At August 31,	2001	2000	1999

Equivalent lives under management	349,196	198,916	111,197

Equivalent lives in backlog	14,000	13,000	21,000

Total equivalent lives	363,196	211,916	132,197

     In June 2001, the Company announced its intent to provide initial funding for the establishment at Johns Hopkins University and Health System of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. Johns Hopkins’ initial work will be to evaluate the Company’s care enhancement interventions and then, separately, validate and publish the Company’s outcomes improvement results. This strategic alliance agreement will be effective December 1, 2001 and will cost approximately $1.4 million a year over five years.

Hospital Contracts

     The Company’s hospital-based diabetes treatment center business had 55 contracts in effect in 24 states at August 31, 2001. The Company also had a contract to operate one hospital-based arthritis and osteoporosis treatment center during fiscal 2000 and 1999; this contract was discontinued during fiscal 2001. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

Year ended August 31,	2001	2000	1999

Contracts in effect at beginning of period	51	58	57

Contracts signed	11	8	9

Contracts discontinued	(7)	(15)	(8)

Contracts in effect at end of period	55	51	58

Hospital sites where services are delivered	78	66	72

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but in some contracts may also include variable fees based on the Company’s performance. Variable fees based upon performance generally provide for fee payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company’s revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

Business Strategy

     The Company’s strategy is to develop additional relationships with health plans to provide disease management and care enhancement services and to further develop and expand its hospital-based diabetes treatment center business. The Company anticipates that it will utilize its state-of-the-art central operating unit call center and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company has announced its plans to add services to its product mix for health plans that will extend the Company’s programs beyond its current chronic disease focus and will be designed to provide care enhancement services to individuals identified with one or more of a number of additional diseases or conditions or who are at risk for these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care management and treatment requirements for these additional selected diseases and conditions and will enable the Company to address a much larger percent of a health plan’s total healthcare costs. The Company anticipates that significant costs will be incurred during fiscal 2002 in the development of the clinical programs, the associated information technology support for these expanded care enhancement initiatives and the opening of additional central operating unit call centers and that many of these costs will be incurred prior to the initiation of revenues from contracts for these new programs. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or to acquire for stock or cash one or more of these entities.

     The Company anticipates that additional disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including per member per month payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings and clinical criteria.

Industry and Other Risk Considerations

     In the process of the Company’s execution of its business strategy, its operations and financial condition are subject to certain risks. The primary industry risks are described below and readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to the Company and is intended only as a summary of certain material factors that impact its operations in the industry in which it operates. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

     The healthcare industry in which the Company operates is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue and possibly intensify. While the Company believes that its products are geared specifically to assist health plans and hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on the ability of or the length of time required by the Company to sign new health plan and hospital contracts. In addition, this focus on cost reduction may result in increased focus from health plan and hospital customers on contract restructurings that reduce the fees paid to the Company for the Company’s services.

     Hospitals and health plans are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company’s ability to effectively deliver its services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is one such example. While the Company believes that its ability to obtain patient identifiable medical information for disease management purposes from a health plan with which it has contracted is protected in recently released federal regulations governing medical record confidentiality, state legislation or regulation will preempt federal legislation if it is more restrictive. The Company is in the process of determining the extent to which specific state legislation or regulations govern the Company’s health plan operations. New federal or state legislation or regulation in this area which restricts the availability of this information to the Company or which leaves uncertain whether disease management is an allowable use of patient identifiable medical information would have a material negative impact on its health plan disease management operations.

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

     The disease management and care enhancement industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as disease management. The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to services aimed at demand management. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services which generally results in a lengthened sales cycle for new health plan contracts. In addition, because the industry is still relatively new and health plans have only recently entered into disease management contracts, the Company has a significant concentration of its revenues represented by contracts with two health plans, Hawaii Medical Services Association and CIGNA Healthcare, Inc., which collectively accounted for 43% of the Company’s revenues in fiscal 2001. Until additional significant health plan contracts are signed and implemented by the Company, the Company’s results of operations and financial condition would be negatively and materially impacted by the loss or restructuring of a contract with a single large health plan customer.

     The disease management industry is dependent on the effective use of information technology. While the Company believes that its state-of-the-art electronic medical record and central operating unit call center technology provides it with a competitive advantage in the industry, the Company expects to continually invest in updating and expanding technology and, in some cases, such as those discussed in this Annual Report on Form 10-K, will be required to make systems investments in advance of the generation of revenues from contracts with new health plans. In addition, these system requirements expose the Company to technology obsolescence risks. Accordingly, the Company amortizes its computer software and hardware over periods ranging from three to five years.

     The Company’s health plan growth strategy focuses on the development of care enhancement programs to address additional diseases or medical conditions, as well as the overall health of all enrollees of a health plan, which is beyond the Company’s current disease management focus. While the Company has considerable experience in care enhancement efforts with a broad range of medical conditions, most of the Company’s existing health plan contracts address the healthcare needs of enrollees with only one or two diseases. Because the Company’s new care enhancement programs will address all the healthcare needs of enrollees who are identified as having or at risk for having one or more of 27 diseases or impact conditions, many of these programs will be new to the Company and will involve additional risks of execution and performance.

     The determination of which health plan members are eligible to receive the Company’s services and the measurement of the Company’s performance under its health plan contracts are highly dependent upon the timely receipt of accurate data from its health plan customers and the accuracy of the analysis of such data. Data acquisition, data quality control and data analysis are intense and complex processes subject to error. Untimely, incomplete or inaccurate data from the Company’s health plan customers or flawed analysis of such data could materially impact the Company’s revenues derived from a contract.

     The membership enrollment and disenrollment processes of the Company’s health plan customers can result in a seasonal reduction in lives under management during the Company’s fiscal second and third quarters. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that most of these decisions are made on December 31st of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of covered lives under management as of December 31st. Although these decisions may also result in a gain in enrollees, the process of identifying eligible new members to participate in the Company’s programs is dependent on the submission of healthcare claims, which lags enrollment by an indeterminate period. As a result, there historically has been a loss of covered lives of between 5% and 7% on December 31st that is not restored through new member identification until later in the fiscal year thereby negatively affecting Company revenues in its second and third fiscal quarters.

     Another potential seasonal impact on covered lives could include a decision by a Medicare Health Maintenance Organization (“HMO”) to withdraw coverage in a geographic area thereby automatically disenrolling previously covered members. Historically, the Company has experienced minimal covered life disenrollment from such a decision, but the potential has increased since a larger proportion of the Company’s lives under contract are enrollees in Medicare HMO programs at customer health plans.

     Stock prices of healthcare companies and the Company’s stock price in particular may be volatile. The stock’s volatility may be influenced by the market’s perceptions of the healthcare sector in general, or other companies believed to be similar to the Company or by the market’s perception of the Company’s operations and future prospects. Many of these perceptions are beyond the ability of the Company to control. In addition, the Company’s stock is not heavily traded and therefore the ability to achieve relatively quick liquidity without a negative impact on the stock price may be limited.

Operating Contract Renewals

     The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to five years with some contracts providing for early termination by the health plan under certain conditions. Because the disease management industry is relatively new and the Company’s contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience for these contracts is limited. No assurances can be given that the results from restructurings and possible terminations at renewal would not have a material negative impact on the Company’s results of operations and financial condition. During the year ended August 31, 2001, five health plan contracts were scheduled to expire. One of these contracts involved a unique pilot program which ended by mutual consent at the end of its term; one contract was terminated as the result of the acquisition of this health plan by another health plan that did not wish to continue providing the services;

two contracts were terminated as the result of changes in the strategic direction of these health plans; and one contract was renewed and expanded to include additional lives and an additional disease.

     During the fiscal year ending August 31, 2002, four health plan customer contracts representing 2% of the Company’s revenues for fiscal 2001 are eligible to be terminated under the terms of the contracts. Three additional contracts representing approximately 5% of the Company’s revenues for fiscal 2001 and which also would have expired under the terms of the contracts during fiscal 2002 were renewed during fiscal 2001 on terms substantially the same as the terms in the original contracts. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition during fiscal 2002.

     The Company’s hospital contract revenues are also dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these hospital contracts generally range from two to five years with some contracts providing for early termination by the hospital under certain conditions. These contracts are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company’s revenues and profitability. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, and a hospital’s need to reduce the hospital’s operating costs including the short-term reduction of costs associated with elimination of the Company’s program or the contract’s performance.

     During fiscal 2001, 13 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during fiscal 2001, seven hospital contracts were discontinued. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2002, 22 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

Competition

     The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. Other companies, including major pharmaceutical companies, healthcare providers and organizations that provide services to health plan organizations, which may have greater financial, research, staff, and marketing resources than the Company, are marketing diabetes, cardiac and respiratory disease and other care management services to health plans or have announced an intention to offer such services. While the Company believes it has advantages over its competitors because of its state-of-the-art central operating unit call center technology linked to its proprietary medical information technology, the comprehensive clinical nature of its product offerings, its established reputation in the provision of care to enrollees with chronic diseases and the financial and clinical outcomes from its health plan programs, there can be no assurance that the Company can compete effectively with these companies.

     The Company’s principal competition for its hospital treatment center business is from hospitals that have basic programs for treating patients with diabetes. Generally, hospitals have not committed the time, personnel or financial resources necessary to establish and maintain comprehensive diabetes treatment services comparable to the services offered by the Company’s diabetes treatment centers.

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

     Certain professional healthcare employees of the Company, such as nurses, are subject to individual licensing requirements. All of the Company’s healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present such as the professionals located in a central operating unit call center. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require the Company to license some of its healthcare professionals in more than one state. The Company is continually monitoring the developments in telemedicine; however, no assurance can be provided that new judicial decisions or federal or state legislation or regulations would not increase the requirement for multistate licensing of all central operating unit call center health professionals, which would increase the administrative costs of the Company.

     The Company is indirectly affected by changes in the laws governing hospital and health plan reimbursement under governmental programs such as Medicare and Medicaid. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall federal healthcare spending. Federal legislation such as the Balanced Budget Act of 1997 has reduced or will significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively impacting hospital revenues and operations. Although the Balanced Budget Refinement Act of 1999 partially alleviated the reimbursement impact on hospitals, there can be no assurance that these changes, future legislative initiatives or government regulation would not adversely affect the Company’s operations or reduce the demand for its services.

     Health plan and hospital customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company’s ability to effectively deliver its services. The current focus on legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the HIPAA, is one such example. While the Company believes that its ability to obtain this information for disease management and care enhancement purposes from a health plan with which it has contracted is protected in recently released federal regulations governing medical record confidentiality, additional interpretations of these regulations or new federal or state legislation or regulation in this area which restricts the availability of this information to the Company or which leaves uncertain whether disease management and care enhancement services are an allowable use of patient identifiable medical information would have a negative impact on its health plan disease management operations.

     Various federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The “fraud and abuse” provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal health care programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). While the Company believes that its business arrangements with its client hospitals, health plans and medical directors are in compliance with these statutes, these fraud and abuse provisions are broadly written and the full extent of their application is not yet known. The Company is therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

Insurance

     The Company maintains professional malpractice, errors and omissions and general liability insurance for all of its locations and operations. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. The Company’s liability insurance coverage provides for certain deductible levels to be paid by the Company. Estimated reserves to cover potential payments under these deductibles have been provided in the Company’s financial statements. The Company also maintains property and workers compensation insurance for each of its locations with commercial carriers on relatively standard commercial terms and conditions.

Employees

     As of August 31, 2001, the Company had 644 full-time employees and 160 part-time employees in the following general classifications: 504 healthcare professionals, including nurses, counselors and dietitians; 132 on site management and administrative personnel; and 168 operations support and Company management personnel. The Company’s employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.

Item 2. Properties

     The Company’s corporate and primary service support office is located in Nashville, Tennessee and contains approximately 44,000 square feet of office space, which the Company leases pursuant to an agreement which expires in September 2007. As of August 31, 2001, the Company also had office space leases associated with its four call center locations in Phoenix, AZ, Nashville, TN, Pittsburgh, PA, and Honolulu, HI for an aggregate of approximately 54,000 square feet of space for terms of three to ten years. All of the Company’s diabetes treatment centers are located in hospital space for which the Company pays no rent.

Item 3. Legal Proceedings

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General (“OIG”) of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil “whistle blower” action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation. Accordingly, the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. The case has been transferred to the United States District Court for the District of Columbia so that the court can coordinate discovery with other qui tam cases in which certain client hospitals and their affiliates are named as defendants. On January 30, 2001, that court ordered the government to file any notice of intervention in each of the consolidated cases on or before March 15, 2001. The government again filed notice indicating that it would not be intervening in AHSI’s case. The case is still in the discovery stage and has not yet been set for trial.

     The Company cooperated fully with the OIG in its investigation during 1994 and 1995, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

     The following table sets forth certain information regarding executive officers of the Company as of August 31, 2001. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Thomas G. Cigarran	59	Chairman and Chief Executive Officer since September 1988, a director since 1981, President September 1981 until June 2001. Chairman and a director of AmSurg Corp.

Richard R. Rakowski	49	President since June 2001, Chief Executive Officer of Empower Health, Inc. from May 2000 until June 2001, Chief Executive Officer of New Paradigm Ventures from June 1992 until May 2000.

Henry D. Herr *	55	Executive Vice President-Finance and Administration 1986 — 2001, Chief Financial Officer since 1981, Secretary and director since 1988. Director of AmSurg Corp. since 1992. Vice President and Secretary of AmSurg Corp. from 1992 to 1998.

Mary A. Chaput *	51	Executive Vice President, Chief Financial Officer and Secretary since October 2001, co-founder and Chief Financial Officer of Paragon Ventures Group, Inc. from November 1998 until October 2001, Vice President and Chief Financial Officer of ClinTrials Research, Inc. from December 1996 until November 1998.

Ben R. Leedle	40	Executive Vice President and Chief Operating Officer — Health Plan Group since 2000. Senior Vice President since 1996, Vice President since 1992, various other positions with the Company since 1985.

Mary D. Hunter	56	Executive Vice President and Chief Operating Officer — Hospital Group since 2001. Senior Vice President since 1994, various other positions with the Company since 1982.

Robert E. Stone	55	Executive Vice President since 1999, Senior Vice President since 1981.

Jeffrey J. Rice, M.D.	37	Executive Vice President since June 2001, Chief Executive Officer of CareSteps.com, Inc. and Axonal and Information Solutions, Inc. from October 1998 until June 20 of WellPath Community Health Plans from November 1995 until November 1997.

David A. Sidlowe	51	Senior Vice President and Controller since 1999, Vice President and Controller since 1984, Controller since 1982.

*	Mr. Herr retired as Executive Vice President, Chief Financial Officer and Secretary in October 2001 and was replaced by Ms. Chaput. Mr. Herr still serves on the Company’s Board of Directors and as a consultant to the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

     The Company’s common stock is traded over the counter on The Nasdaq Stock Market under the symbol AMHC.

     The following table sets forth the high and low sales prices per share of common stock as reported by Nasdaq for the relevant periods restated to reflect the effect of a three-for-two stock split effective November 2001. (See Note 13 of the Notes to the Consolidated Financial Statements.)

	High	Low

Year ended August 31, 2001

First quarter	$5.50	$3.67

Second quarter	11.50	5.17

Third quarter	18.00	9.25

Fourth quarter	28.15	17.35

Year ended August 31, 2000

First quarter	$4.67	$2.63

Second quarter	3.67	2.50

Third quarter	3.06	2.42

Fourth quarter	4.83	2.59

(b) Holders

     At November 26, 2001, there were approximately 8,000 holders of the Company’s Common Stock, including 179 stockholders of record.

(c) Dividends

     The Company has never declared or paid a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company’s Board of Directors, which will review this dividend policy from time to time.

Item 6. Selected Financial Data

Year ended and at August 31,	2001	2000	1999	1998	1997

	(In thousands except per share data)
Operating Data:

Revenues	$75,121	$53,030	$50,052	$41,167	$30,537

Expenses:

Salaries and benefits	44,202	34,975	31,362	26,473	21,437

Other operating expenses	19,481	13,786	11,203	11,084	8,702

Depreciation and amortization	5,656	3,621	1,805	1,308	1,342

Interest	115	22	—	1	6

Spin-off stock option adjustment	—	—	—	5,770	—

Total expenses	69,454	52,404	44,370	44,636	31,487

Income (loss) before income taxes and discontinued operations	5,667	626	5,682	(3,469)	(950)

Income tax expense (benefit)	2,510	478	2,365	(1,148)	(207)

Income (loss) from continuing operations	3,157	148	3,317	(2,321)	(743)

Discontinued operations	—	—	—	57	(940)

Net income (loss)	$3,157	$148	$3,317	$(2,264)	$(1,683)

Basic income (loss) per share:(1)

From continuing operations	$0.24	$0.01	$0.27	$(0.19)	$(0.06)

From discontinued operations	—	—	—	—	(0.08)

	$0.24	$0.01	$0.27	$(0.19)	$(0.14)

Diluted income (loss) per share:(1)

From continuing operations	$0.22	$0.01	$0.25	$(0.19)	$(0.06)

From discontinued operations	—	—	—	—	(0.08)

	$0.22	$0.01	$0.25	$(0.19)	$(0.14)

Weighted average common shares and equivalents:(1)

Basic	12,936	12,403	12,478	12,121	12,033

Diluted	14,059	12,953	13,385	12,121	12,033

(1)	Restated to reflect effect of November 2001 three-for-two stock split.

Balance Sheet Data:

Cash and cash equivalents	$12,376	$7,025	$13,501	$13,244	$12,227

Working capital	13,051	5,861	14,014	10,859	11,564

Net assets of discontinued operations	—	—	—	—	16,407

Total assets	69,118	41,355	41,014	36,857	49,373

Other long-term liabilities	3,444	3,009	2,820	2,446	2,186

Stockholders’ equity	54,116	29,956	30,954	26,606	40,441

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     American Healthways, Inc. (the “Company”), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans, physicians and hospitals. The Company’s programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its Diabetes HealthwaysSM, Cardiac HealthwaysSM and Respiratory HealthwaysSM product lines. In addition, the Company’s My HealthwaysSM product is designed to provide health plan members and their physicians with personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases. As of August 31, 2001, the Company had contracts to provide its services to 17 health plans in 69 markets and also had 55 contracts to provide its services at 78 hospitals.

     In June 2001, the Company announced the launch of its comprehensive care enhancement programs for health plans which include screening all members of a health plan’s population and providing care enhancement programs specifically designed to address the needs of people identified with various additional high cost health conditions. This care enhancement strategy includes the development of expanded tools and technologies that will be fully integrated into the Company’s central operating unit call centers and its proprietary Population WorksSM information platform. This information platform houses patient and care data, monitors program activities and facilitates exchange of information between care coordinators, physicians and health plans. The additional health conditions for which the Company is adding services include those that the Company believes have a solid base of scientific evidence which supports providing specific clinical interventions to improve outcomes and reduce the cost of care.

     In two separate transactions during fiscal 2001, the Company acquired 100% of CareSteps.com, Inc. (“CareSteps”) and 100% of Empower Health, Inc. (“Empower Health”). The Company is integrating CareSteps’ evidence-based, Internet health application and advanced neural network predictive modeling capabilities with the Company’s current care and disease management services. The acquisition of Empower Health provided market research regarding outcomes improvement services, prospective sales opportunities and experienced management to strengthen the Company’s sales and marketing efforts in addition to key strategic relationships.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations; the Company’s ability to execute new contracts for health plan disease management services and care enhancement services and to execute new contracts for hospital-based diabetes services; the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers; the Company’s ability to effect estimated cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the Company’s ability to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation; the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts; the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to effectively integrate new technologies such as those encompassed in its care enhancement initiatives into the Company’s care management information technology platform; the ability of the Company to improve its health plan sales and marketing effectiveness as a result of the integration of Empower Health personnel into its existing management organization; the ability of the Company to implement its care enhancement strategy within the expected cost estimates; the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac and respiratory disease in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; any impact of the transitional impairment test of goodwill as required by SFAS No. 142; the impact of litigation involving the Company; and the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and general economic conditions. The Company undertakes no obligation to update or revise any such forward-looking statements.

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues from continuing operations for the three years ended August 31, 2001, 2000 and 1999:

Year ended August 31,	2001	2000	1999

Health plan contracts	73%	61%	54%

Hospital contracts	26%	38%	45%

Other	1%	1%	1%

	100%	100%	100%

     For information on the Company’s business segments, see Note 12 of the Notes to the Consolidated Financial Statements.

Health Plan Contracts

     While the Company’s revenues historically have been generated primarily by its operating contracts with hospitals, a majority of its fiscal 1999 through 2001 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for individuals with chronic diseases such as diabetes, cardiac disease and respiratory disease enrolled in their plans. The Company believes that a substantial portion of its future revenue growth will result from providing disease management and care enhancement services to health plans. Implementation of the Company’s first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000 the Company signed its first contracts with health plans to deliver its cardiac and its respiratory disease programs. During fiscal 2001, the Company announced the launch of its total population care enhancement strategy designed to identify enrollees and provide care enhancement services for enrollees in health plans that have been identified as having or are at risk for having one or more high cost diseases or impact conditions. The Company’s disease management and care enhancement programs assist enrollees and the providers of healthcare in contracting health plans with specific disease or condition-related care enhancement services. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, will assist in assuring that effective care for the treatment of the disease or condition is provided to enrollees and that this focus will improve the health status of the enrollee populations with the disease or condition and will reduce both the short-term and long-term healthcare costs of these enrollees.

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company’s four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees are at risk subject to the Company’s performance against financial cost savings and clinical criteria. Approximately one third of the Company’s health plan revenues recorded during the fiscal year ended August 31, 2001 are subject to confirmation of the Company’s performance against financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available.

     The Company anticipates that additional disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including per member per month payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings and clinical criteria.

     The membership enrollment and disenrollment processes of the Company’s health plan customers can result in a seasonal reduction in lives under management during the Company’s fiscal second and third quarters. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that most of these decisions are made on December 31st of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of covered lives under management as of December 31st. Although these decisions may also result in a gain in enrollees, the process of identifying eligible new members to participate in the Company’s programs is dependent on the submission of healthcare claims, which lags enrollment by an indeterminate period. As a result, there historically has been a loss of covered lives of between 5% and 7% on December 31st that is not restored through new member identification until later in the fiscal year thereby negatively affecting Company revenues in its second and third fiscal quarters.

     Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with certain chronic diseases such as diabetes, cardiac disease and respiratory disease as well as certain other medical conditions and to assist in reporting outcomes and costs before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems which it believes meet its information management needs for its disease management and care enhancement services and has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvements in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     At August 31, 2001, the Company had contracts with 17 health plans to provide disease management services in 69 health plan markets. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of “equivalent” covered lives. Because the Company’s original disease management efforts focused on enrollees with diabetes and the majority of its lives as of the end of fiscal 2001 were diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company’s fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company’s respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the backlog of equivalent lives under contract and scheduled for implementation but not currently generating revenues are shown below at August 31, 2001, 2000 and 1999.

At August 31,	2001	2000	1999

Equivalent lives under management	349,196	198,916	111,197

Equivalent lives in backlog	14,000	13,000	21,000

Total equivalent lives	363,196	211,916	132,197

     During the fiscal years ended August 31, 2001, 2000 and 1999, approximately 43%, 44% and 43%, respectively, of the Company’s revenues were derived from contracts with two health plans that each comprised more than 10% of the Company’s revenues for those years. During fiscal 1999 and 2000, the same two health plans each comprised more than 10% of the Company’s revenues for those years; during fiscal 2001 one of these health plan contracts terminated and a contract with a new health plan comprising more than 10% of the Company’s fiscal 2001 revenues was added. The loss of either of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations and financial condition.

     The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to five years with some contracts providing for early termination by the health plan under certain conditions. Because the disease management industry is relatively new and the Company’s contracts were some of the first large scale contracts to be executed with health plans for disease management services, the renewal experience for these contracts is limited. No assurances can be given that the results from restructurings and possible terminations at renewal would not have a material negative impact on the Company’s results of operations and financial condition. During the year ended August 31, 2001, five health plan contracts were scheduled to expire. One of these contracts involved a unique pilot program which ended by mutual consent at the end of its term; one contract was terminated as the result of the acquisition of this health plan by another health plan that did not wish to continue providing the services; two contracts were terminated as the result of changes in the strategic direction of these health plans; and one contract was renewed and expanded to include additional lives and an additional disease. These four discontinued contracts represented 12% of the Company’s revenues for fiscal 2001.

     During the fiscal year ending August 31, 2002, four health plan customer contracts representing 2% of the Company’s revenues for fiscal 2001 are eligible to be terminated under the terms of the contracts. Three additional contracts representing approximately 5% of the Company’s revenues for fiscal 2001 and which also would have expired under the terms of the contracts during fiscal 2002 were renewed during fiscal 2001 on terms substantially the same as the terms in the original contracts. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition during fiscal 2002.

     In June 2001, the Company announced its intent to provide initial funding for the establishment at Johns Hopkins University and Health System of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. Johns Hopkins’ initial work will be to evaluate the Company’s care enhancement interventions and then, separately, validate and publish the Company’s outcomes improvement results. As proposed, the cost of this strategic alliance is approximately $1.4 million a year over five years. The Company expects this agreement to be executed in its second fiscal quarter of 2002.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but in some contracts may also include variable fees based on the Company’s performance. Variable fees based upon performance generally provide for fee payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures which have a negative impact on the Company’s revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

     Under the terms of its contracts with hospitals, the Company provides the resources that enable the hospital to develop and operate an integrated system of care for patients with diabetes that includes: (1) programs to work with physicians to identify objectives for the patient and monitor accomplishment of the objectives during the patient’s stay; (2) clinical interventions for patients with diabetes; (3) an information network service that connects the hospital to the Company’s dedicated nationwide resources; (4) programs for specific activities related to quality improvement, cost reduction and market share increases for patients with diabetes; and (5) programs to monitor the hospital’s performance against quality indicators and processes related to diabetes patients. Also available for hospital customers are numerous other services such as (1) outpatient diabetes patient education and follow-up; (2) programs for diabetes during pregnancy and programs for insulin pump therapy; and (3) policies and procedures to help ensure formal recognition of the diabetes program at the hospital by the American Diabetes Association.

     The Company’s hospital-based diabetes treatment center business had 55 contracts in effect in 24 states at August 31, 2001. The Company also had a contract to operate one hospital-based arthritis and osteoporosis treatment center during fiscal 2000 and 1999; this contract was discontinued during fiscal 2001. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

Year ended August 31,	2001	2000	1999

Contracts in effect at beginning of period	51	58	57

Contracts signed	11	8	9

Contracts discontinued	(7)	(15)	(8)

Contracts in effect at end of period	55	51	58

Hospital sites where services are delivered	78	66	72

     During fiscal 2001, 13 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during fiscal 2001, seven hospital contracts were discontinued. There were no material continuing obligations or costs for the Company associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2002, 22 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

     The Company’s strategy is to develop additional relationships with health plans to provide disease management and care enhancement services and to further develop and expand its hospital-based diabetes treatment center business. The Company anticipates that it will utilize its state-of-the-art central operating unit call center and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company has announced its plans to add services to its product mix for health plans that will extend the Company’s programs beyond its current chronic disease focus and will be designed to provide care enhancement services to individuals identified with one or more of a number of additional diseases or conditions or who are at risk for these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care management and treatment requirements for these additional selected diseases and conditions and will enable the Company to address a much larger percent of a health plan’s total healthcare costs. The Company anticipates that significant costs will be incurred during fiscal 2002 in the development of the clinical programs, the associated information technology support for these expanded care enhancement initiatives and the opening of additional central operating unit call centers and that many of these costs will be incurred prior to the initiation of revenues from contracts for these new programs. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or to acquire for stock or cash one or more of these entities.

     At a Special Meeting of Stockholders on October 25, 2001, the stockholders approved (i) an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 40,000,000 and (ii) an amendment of one of the Company’s stock plans to increase the number of shares available for issuance under the plan, to increase the number of shares issuable to any officer, key employee or consultant in any one year and to extend the term of the plan. On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The accompanying balance sheets and statements of stockholders’ equity have been restated as if the split and the increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average common shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

Results of Operations

FISCAL 2001 COMPARED TO FISCAL 2000

     The increase in revenues of $22.1 million from 2000 to 2001 resulted primarily from an increase in the average number of equivalent lives enrolled in the Company’s health plan disease management contracts to approximately 234,000 for 2001 from approximately 143,000 for 2000. This increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2000 and 2001. The average revenue per member per month for enrollees under the Company’s health plan contracts for 2001 was 5% greater than for 2000. This increase in average per member per month revenue occurred primarily as a result of an increase in equivalent lives under higher rate contracts in the fiscal 2001 period when compared with the fiscal 2000 period, improved performance under the terms of performance fee provisions of health plan contracts, revenues recognized during the 2001 periods associated with final settlement and transition services on two health plan contracts that terminated during the second and third quarters of fiscal 2001 and the positive effect of health plan contract revenue adjustments of approximately $1.2 million recorded in the third quarter of fiscal 2000. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts. Revenues from the Company’s hospital contract operations for 2001 were 4% less than for 2000 on slightly higher average number of contracts in operation during 2001 as compared with 2000. Average revenue per hospital contract was approximately 5% lower in 2001 than in 2000 due primarily to contract fee reductions and to a higher percentage of relatively newer contracts in 2001 with somewhat lower fees compared with 2000. The Company anticipates that revenues for fiscal 2002 will increase over fiscal 2001 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

     The increase in salaries and benefits of $9.2 million for 2001 over 2000 resulted primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company’s health plan contracts as well as increased employee incentive compensation associated with improved operating performance compared with the prior fiscal year. Salaries and benefits as a percentage of revenues decreased to 59% for 2001 from 66% for 2000 primarily as a result of increased revenue from the Company’s health plan contract operations offset somewhat by higher staffing levels at its health plan operations and increased employee incentive compensation associated with improved operating performance. The Company anticipates salaries and benefits expense to increase during fiscal 2002 compared with fiscal 2001 primarily as a result of increased staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, for additional central operating unit call centers and increased staff costs associated with the development of its new total population care enhancement services and for increases in its Information Technology staff.

     The increase in other operating expenses of $5.7 million for 2001 compared with 2000 resulted primarily from higher operating costs due to the growth of the Company’s health plan operations compared to the same periods last year and from the write off of a $250,000 minority interest investment in a small startup cancer care management company in fiscal 2001. Other operating expenses as a percentage of revenues was 26% for both periods primarily as a result of higher operating costs associated with its health plan operations during fiscal 2001 and the write off of the investment in a small startup cancer care management company in fiscal 2001 offset by increased revenue from the Company’s health plan contract operations. The Company anticipates other operating expenses will increase during fiscal

2002 compared with fiscal 2001 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under the Company’s health plan contracts, additional central operating unit call centers, increased costs associated with the development of its new total population care enhancement services and increased costs associated with its strategic alliance with Johns Hopkins.

     The increase in depreciation and amortization expense of $2.0 million for 2001 from 2000 resulted principally from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company’s health plan operations and the amortization of goodwill and other intangible assets associated with the CareSteps and Empower Health acquisitions. In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis or more frequently if certain indicators are encountered. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected early adoption of this statement on September 1, 2001, the beginning of its 2002 fiscal year. As of this date, the Company will no longer amortize goodwill. Goodwill amortization expense for the fiscal year ended August 31, 2001 was $562,780. The Company anticipates depreciation and amortization expense to increase during fiscal 2002 compared with fiscal 2001 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional central operating unit call centers and from growth and improvement in the Company’s information technology capabilities and the expenses associated with the development of its new total population care enhancement strategy offset somewhat by the discontinuance of goodwill amortization.

     The Company’s interest expense of $114,516 for fiscal 2001 compared to $22,281 in fiscal 2000 resulted from fees related to outstanding letters of credit to support the Company’s performance under two health plan contracts.

     The Company’s income tax expense of $2.5 million for fiscal 2001 compared to $478,000 for fiscal 2000 resulted from increased profitability in 2001 compared to 2000. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates during both periods are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes, primarily amortization of excess costs over net assets of purchased companies.

FISCAL 2000 COMPARED TO FISCAL 1999

     The increase in revenues of $2.9 million from 1999 to 2000 resulted primarily from an increase in the average number of equivalent lives enrolled in the Company’s health plan disease management contracts to approximately 143,000 for 2000 from approximately 89,000 for 1999. This increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 1999 and 2000. The average revenue per member per month for enrollees under the Company’s health plan contracts for 2000 was 27% less than for 1999. This decrease in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives from new contracts with lower revenue per chronic disease equivalent life during 2000 compared with 1999; the negative impact during 2000 of reduced revenue from a contract with one of the Company’s health plan customers which was restructured effective January 1, 2000; and as a result of negative revenue adjustments of approximately $1.2 million recorded during 2000 related to the resolution of billing eligibility issues with two health plan customers. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts.

Revenues from the Company’s hospital contract operations for 2000 were 9% less than for 1999 on 5% fewer average number of contracts in operation during 2000 as compared with 1999. Average revenue per hospital contract was approximately 4% lower in 2000 than in 1999 due primarily to contract fee reductions and to a greater mix of relatively newer contracts with somewhat lower fees in 2000 compared with 1999.

     The increase in salaries and benefits of $3.6 million for 2000 over 1999 resulted primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company’s health plan contracts as well as increased staffing levels during 2000 associated with improvements in the Company’s health plan information technology capabilities and increases in central operating unit call center service capacity for future growth. Salaries and benefits as a percentage of revenues increased to 66% for 2000 from 63% for 1999 primarily as a result of higher staffing levels associated with its health plan operations including the costs associated with information technology improvements and service capacity expansion.

     The increase in other operating expenses of $2.6 million for 2000 compared with 1999 resulted primarily from higher costs associated with increases in the average number of equivalent lives enrolled in the Company’s health plan contracts as well as from costs during 2000 associated with improvements in the Company’s health plan information technology capabilities and increases in central operating unit call center service capacity for future growth. Other operating expenses as a percentage of revenues increased to 26% for 2000 from 22% for 1999 primarily as a result of higher costs associated with increases in the average number of lives enrolled in the Company’s health plan contracts as well as from costs associated with health plan related information technology improvements and service capacity expansion.

     The increase in depreciation and amortization expense of $1.8 million for 2000 from 1999 resulted principally from increased depreciation expense associated with information technology related capital expenditures for its health plan operations, including the addition of two new central operating unit call centers and the conversion of another health plan site to a central operating unit call center during fiscal 2000. In addition, depreciation and amortization expense increased during 2000 as a result of the Company’s leasehold improvements and other costs related to the Company’s relocated and expanded corporate and primary support office location in Nashville, Tennessee.

     The Company’s income tax expense of $478,000 for 2000 compared to $2.4 million for 1999 resulted from decreased profitability in 2000 compared to 1999. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates during 2000 and 1999 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily the amortization of excess costs over net assets of purchased companies.

Liquidity and Capital Resources

     Operating activities for fiscal 2001 generated $10.7 million in cash flow. Investing activities during this period used $6.9 million in cash which consisted of the acquisition of property and equipment primarily associated with improvements in the Company’s health plan information technology capabilities and with costs associated with the acquisitions of CareSteps and Empower Health. Financing activities for fiscal 2001 provided $1.5 million in cash proceeds from the exercise of options to purchase the Company’s common stock.

     The Company’s credit agreement with a financial institution provides borrowing capacity of up to $10.0 million, inclusive of the ability to issue up to $8.0 million of letters of credit. This agreement expires on January 4, 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company’s accounts receivable and contract rights and are guaranteed by the Company’s subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain cash and cash equivalents of $5.0 million. As of August 31, 2001, there were no borrowings outstanding under this agreement; however, there are letters of credit outstanding under the agreement totaling approximately $7.2 million to support the Company’s performance under two health plan contracts.

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional central operating unit call centers and the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through the issuance of additional debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional equity on terms that would be acceptable to the Company.

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of August 31, 2001 the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

At August 31,	2001	2000

Current assets:

Cash and cash equivalents (Note 1b)	$12,375,772	$7,025,277

Accounts receivable, net	7,005,693	5,036,051

Other current assets (Note 1c)	1,555,643	1,465,804

Deferred tax assets (Notes 1g, 2 and 3)	3,673,000	724,000

Total current assets	24,610,108	14,251,132

Property and equipment (Note 1d):

Leasehold improvements	2,521,797	2,448,285

Computer equipment, related software and other equipment	21,060,486	16,557,524

	23,582,283	19,005,809

Less accumulated depreciation	(10,216,069)	(5,570,307)

Net property and equipment	13,366,214	13,435,502

Long-term deferred tax assets (Notes 1g, 2 and 3)	1,228,000	2,132,000

Other assets, net (Notes 1e and 2)	1,720,123	835,245

Excess of cost over net assets of purchased companies, net (Notes 1f, 1k and 2)	28,194,045	10,700,701

	$69,118,490	$41,354,580

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

At August 31,	2001	2000

Current liabilities:

Accounts payable	$1,597,827	$1,924,077

Accrued salaries and benefits	5,380,540	3,260,418

Accrued liabilities	3,664,884	2,373,444

Income taxes payable (Notes 1g and 3)	629,373	126,840

Current portion of other long-term liabilities (Note 5)	286,247	704,992

Total current liabilities	11,558,871	8,389,771

Other long-term liabilities (Note 5)	3,443,545	3,008,901

Commitments and contingencies (Notes 4, 6 and 11)

Stockholders’ equity (Notes 7, 8, 9 and 13)

Preferred stock

$.001 par value, 5,000,000 shares authorized, none outstanding	—	—

Common stock
$.001 par value, 40,000,000 shares authorized, 14,171,441 and 8,246,504 shares outstanding	14,171	8,247

Additional paid-in capital	44,601,579	23,604,823

Retained earnings	9,500,324	6,342,838

Total stockholders’ equity	54,116,074	29,955,908

	$69,118,490	$41,354,580

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended August 31,	2001	2000	1999

Revenues (Note 1h)	$75,120,888	$53,029,860	$50,052,072

Expenses:

Salaries and benefits	44,201,818	34,975,208	31,362,186

Other operating expenses	19,481,253	13,785,983	11,202,507

Depreciation and amortization (Note 1)	5,655,815	3,620,305	1,805,410

Interest	114,516	22,281	289

Total expenses	69,453,402	52,403,777	44,370,392

Income before income taxes	5,667,486	626,083	5,681,680

Income tax expense (Notes 1g and 3)	2,510,000	478,000	2,365,000

Net income	$3,157,486	$148,083	$3,316,680

Basic income per share (Note 1i and 13)	$0.24	$0.01	$0.27

Fully diluted income per share (Note 1i and 13)	$0.22	$0.01	$0.25

Weighted average common shares and equivalents (Note 1i and 13) Basic	12,935,979	12,403,428	12,478,463

Fully diluted	14,059,332	12,953,100	13,385,285

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 1998	—	$8,125	$23,719,833	$2,878,075	$26,606,033

Exercise of stock options (Note 8)	—	395	1,123,023	—	1,123,418

Tax benefit of option exercises (Note 3)	—	—	384,860	—	384,860

Stock repurchase (Note 7)	—	(58)	(477,129)	—	(477,187)

Net income	—	—	—	3,316,680	3,316,680

Balance, August 31, 1999	—	8,462	24,750,587	6,194,755	30,953,804

Exercise of stock options (Note 8)	—	47	127,455	—	127,502

Stock repurchase (Note 7)	—	(262)	(1,273,219)	—	(1,273,481)

Net income	—	—	—	148,083	148,083

Balance, August 31, 2000	—	8,247	23,604,823	6,342,838	29,955,908

Exercise of stock options (Note 8)	—	447	1,548,055	—	1,548,502

Tax benefit of option exercises (Note 3)	—	—	2,287,248	—	2,287,248

Issuance of stock in conjunction with business acquisitions (Note 2)	—	754	17,166,176	—	17,166,930

Net income	—	—	—	3,157,486	3,157,486

Stock split effective November 2001 (Note 13)	—	4,723	(4,723)	—	—

Balance, August 31, 2001	—	$14,171	$44,601,579	$9,500,324	$54,116,074

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended August 31,	2001	2000	1999

Cash flows from operating activities:

Net income	$3,157,486	$148,083	$3,316,680

Income tax expense (Notes 1g and 3)	2,510,000	478,000	2,365,000

Income before income taxes	5,667,486	626,083	5,681,680

Noncash expenses, revenues, losses and gains included in income:

Depreciation and amortization (Note 1)	5,655,815	3,620,305	1,805,410

Decrease (increase) in working capital items	281,793	1,808,506	(2,495,717)

Other noncash transactions	1,000,187	1,041,300	776,102

	12,605,281	7,096,194	5,767,475

Income taxes (net paid)	(1,165,219)	(1,021,959)	(1,468,748)

Increase in other assets	(113,553)	(233,139)	(454,670)

Payments on other long-term liabilities (Note 5)	(605,353)	(281,121)	(490,507)

Net cash flows provided by operating activities	10,721,156	5,559,975	3,353,550

Cash flows from investing activities:

Acquisition of property and equipment	(4,719,321)	(10,595,887)	(3,699,640)

Business acquisitions (Note 2)	(2,154,521)	—	—

Net cash flows used in investing activities	(6,873,842)	(10,595,887)	(3,699,640)

Cash flows from financing activities:

Exercise of stock options (Note 8)	1,503,181	83,654	1,080,722

Investment in unconsolidated subsidiaries	—	(250,000)	—

Stock repurchase (Note 7)	—	(1,273,481)	(477,187)

Net cash flows provided by (used in) financing activities	1,503,181	(1,439,827)	603,535

Net increase (decrease) in cash and cash equivalents	5,350,495	(6,475,739)	257,445

Cash and cash equivalents, beginning of period	7,025,277	13,501,016	13,243,571

Cash and cash equivalents, end of period	$12,375,772	$7,025,277	$13,501,016

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Year ended August 31,	2001	2000	1999

Decrease (increase) in other working capital items excluding income taxes and acquisition costs:

Accounts receivable, net	$(1,969,642)	$297,644	$(1,710,234)

Other current assets	(89,839)	(225,733)	(441,357)

Accounts payable	(326,250)	828,845	79,314

Accrued expenses	2,667,524	907,750	(423,440)

	$281,793	$1,808,506	$(2,495,717)

SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

1. Other noncash transactions consist of the following:

Deferred compensation agreements	$669,465	$531,785	$572,554

Realized loss on investment	250,000	—	—

Write-off of assets for terminated contracts	46,776	112,430	125,457

Deferred rent payments	(48,214)	341,513	—

Liability insurance reserves	—	—	8,775

Miscellaneous other	82,160	55,572	69,316

	$1,000,187	$1,041,300	$776,102

2. Shares of stock valued at $17,166,930 were issued in conjunction with two business acquisitions during the year ended August 31,
    2001. (See Note 2.)

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2001, 2000 and 1999

1. Summary of Significant Accounting Policies

     The operations of American Healthways, Inc. (the “Company”) consist primarily of American Healthways Services, Inc. (“AHSI”), a wholly-owned subsidiary that is a national provider of disease management and care enhancement services to health plans and hospitals. The Company formerly conducted business as American Healthcorp, Inc. and changed its name in December 1999.

     a.     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All material intercompany profits, transactions and balances have been eliminated.

     b.     Cash and Cash Equivalents — Cash and cash equivalents are comprised principally of tax-exempt debt instruments, repurchase agreements, commercial paper and other short-term investments with maturities of less than three months and accrued interest thereon.

     c.     Other Current Assets — Other current assets at August 31, 2001 and 2000 are comprised of prepaid expenses, inventories and other receivables.

     d.     Property and Equipment — Property and equipment costs include expenditures that increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 10 years for leasehold improvements, 3 to 5 years for computer software and hardware and 5 to 10 years for furniture and other office equipment.

     e.     Other Assets — Other assets at August 31, 2001 principally consist of identifiable intangible assets associated with business acquisitions (see Note 2) as well as net costs incurred in obtaining hospital contracts and long-term notes receivable. Such identifiable intangible assets consist primarily of non-competition agreements and acquired technology and contracts and are being amortized over their estimated useful lives (one to three years). Other assets at August 31, 2000 principally consist of net costs incurred in obtaining hospital contracts, long-term notes receivable and investments in unconsolidated subsidiaries.

     f.     Excess of Cost Over Net Assets of Purchased Companies — The excess cost at August 31, 2000 arose solely from a management buy-out of the Company in August 1988. This excess cost is being amortized over 40 years and has no income tax basis. The excess cost at August 31, 2001 also includes costs associated with business acquisitions made in fiscal 2001, which are being amortized over 25 years and have no income tax basis. (See Note 2). Accumulated amortization at August 31, 2001 and 2000 was $5,149,410 and $4,586,630, respectively. The Company assesses the impairment of the value of excess of cost over net assets of purchased companies and other long-lived assets in accordance with criteria consistent with the provisions of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, primarily using estimated cash flows projected over the useful life of the related assets.

     g.     Income Taxes — The Company files a consolidated federal income tax return which includes all of its wholly-owned subsidiaries and computes its income tax provision under Financial Accounting Standard No. 109, “Accounting for Income Taxes”.

     h.     Revenue Recognition — Revenues under the Company’s contracts with hospitals and health plans are calculated based on various performance-based and fixed-fee methodologies and are recorded as services are provided. Performance-based contracts have varying degrees of risk associated with the

Company’s ability to deliver agreed performance against financial cost savings and clinical criteria. The measurement of the Company’s performance against agreed financial cost saving and clinical criteria is a data intensive and time-consuming process that is typically not finalized until well after the contract year. Adjustments for performance under the terms of the contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as interim information related to performance levels and associated fees becomes available. Management believes these estimates adequately provide for any potential adjustments that may be applied to revenues from its contracts.

     During the fiscal years ended August 31, 2001, 2000 and 1999, approximately 43%, 44% and 43%, respectively, of the Company’s revenues were derived from contracts with two health plans that each comprised more than 10% of the Company’s revenues for those years. During fiscal 1999 and 2000, the same two health plans each comprised more than 10% of the Company’s revenues for those years; during fiscal 2001 one of these health plan contracts terminated and a contract with a new health plan comprising more than 10% of the Company’s fiscal 2001 revenues was added.

     i.     Net Income Per Share — Net income per share is reported under Financial Accounting Standard No. 128 “Earnings per Share”. The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding.

     j.     Management Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k.     Recently Issued Accounting Standards — In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142, requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. The Company elected early adoption of SFAS No. 142 on September 1, 2001, the beginning of its 2002 fiscal year. The adoption of this standard will result in goodwill no longer being amortized beginning in fiscal 2002. The Company has six months from the date of adoption to complete the initial transition impairment assessment as required by SFAS No. 142 and this analysis has not yet been completed.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions”. This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 144 on its financial position and results of operations.

2. Business Acquisitions

     In two separate transactions during fiscal 2001, the Company acquired 100% of CareSteps.com, Inc. (“CareSteps”) and 100% of Empower Health, Inc. (“Empower Health”). The Company is integrating CareSteps’ evidence-based, Internet health application and advanced neural network predictive modeling capabilities with the Company’s current care and disease management services. The acquisition of Empower Health provided market research regarding outcomes improvement services, prospective sales opportunities and experienced management to strengthen the Company’s sales and marketing efforts in addition to key strategic relationships. The purchase price paid for the assets acquired in both transactions was $20,082,770 which consisted of cash of $1,000,000, the Company’s common stock valued at $17,166,930 and acquisition costs and assumed liabilities of $1,915,840. The terms of the Empower agreement also provide for contingent consideration of up to an additional 355,000 shares of common stock to be issued if the Company’s average closing price exceeds certain targeted levels from October 1, 2001 to September 30, 2006.

     The purchase price of the aforementioned acquisitions was assigned as follows:

Working capital	$17,281

Property and equipment	35,528

Deferred tax asset	600,000

Identifiable intangible assets	1,373,836

Excess of cost over net assets of purchased companies	18,056,125

Acquisition purchase price	$20,082,770

     Had these transactions occurred September 1, 1998, unaudited pro forma revenues for the years ended August 31, 2001, 2000 and 1999 would have been approximately $75,531,000, $53,030,000 and $50,052,000, respectively. Unaudited pro forma net income (loss) for the years ended August 31, 2001, 2000 and 1999 would have been approximately $607,000, ($1,941,000) and $3,317,000, respectively, and pro forma diluted earnings (loss) per share would have been $0.06, ($0.21) and $0.37, respectively.

3. Income Taxes

     Income tax expense is comprised of the following:

Year ended August 31,	2001	2000	1999

Current taxes Federal	$1,264,000	$10,000	$1,665,000

State	424,000	22,000	251,000

Deferred taxes	822,000	446,000	449,000

Total	$2,510,000	$478,000	$2,365,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset for the fiscal years ended August 31, 2001 and 2000 are as follows:

At August 31,	2001	2000

Deferred tax assets:

Stock option compensation	$2,267,000	$—

Financial accruals without economic performance	628,000	722,000

Spin-off stock option adjustment	1,177,000	1,338,000

Deferred compensation	1,234,000	1,196,000

Acquired net operating loss carryforward (Note 2)	536,000	—

	5,842,000	3,256,000

Deferred tax liability:

Tax over book depreciation	846,000	310,000

Tax over book amortization	95,000	90,000

	941,000	400,000

Net deferred tax assets	$4,901,000	$2,856,000

Net current deferred tax assets	$3,673,000	$724,000

Net long-term deferred tax assets	1,228,000	2,132,000

	$4,901,000	$2,856,000

     The Company has not provided a valuation allowance on its deferred tax assets because management believes their ultimate realization is more likely than not. The Company’s net operating loss carryforwards will begin expiring in year 2019. The change in the Company’s net deferred tax assets for the fiscal year ended August 31, 2001 includes deferred tax assets established in connection with acquisitions and stock option compensation for options that were exercised in calendar 2001 which will not be deductible for tax purposes until fiscal 2002. The tax benefit of the option compensation is recorded as additional paid-in capital.

     The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:

Year ended August 31,	2001	2000	1999

Statutory federal income tax from continuing operations	$1,927,000	$213,000	$1,932,000

State income taxes, less Federal income tax benefit	304,000	34,000	224,000

Amortization of excess cost over net assets of purchased companies	216,000	130,000	130,000

Other	63,000	101,000	79,000

Income tax expense	$2,510,000	$478,000	$2,365,000

4. Long-Term Debt

     In January 2000, the Company executed a financing agreement with a financial institution. This agreement was amended May 12, 2000 and January 4, 2001. The amended agreement provides the Company with up to $10.0 million in borrowing capacity, including the ability to issue up to $8.0 million of letters of credit, under a credit facility that expires in January 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company’s accounts receivable and contract rights and are guaranteed by the Company’s subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock and requires the Company to maintain cash and cash equivalents of $5.0 million. As of August 31, 2001, there were no borrowings outstanding under this agreement, however, there are letters of credit outstanding totaling approximately $7.2 million to support the Company’s performance under contracts with two health plans.

5. Other Long-Term Liabilities

     The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $2,880,010 and $2,372,645 as of August 31, 2001 and 2000, respectively, net of the current portion of $238,033 and $656,778, respectively. Plan payments required in the five years subsequent to August 31, 2001 for the Company are $238,033, $577,984, $226,877, $322,081, and $354,382.

6. Leases

     The Company has operating lease agreements principally for its corporate office space and for certain health plan central operating unit call center offices. The present corporate office lease for approximately 44,000 square feet expires September 2007. The health plan office rentals are approximately 2,000 to 15,000 square feet each and have terms of three to ten years. Rent expense under lease agreements for the years ended August 31, 2001, 2000 and 1999 was approximately $1,807,000, $1,293,000 and $1,053,000, respectively.

     The future minimum lease commitments, net of sublease income, for each of the next five years following August 31, 2001 for the Company for all non-cancelable operating leases are as follows:

Year ending August 31,
2002	$1,913,982

2003	1,932,907

2004	1,757,006

2005	1,726,610

2006	1,364,224

Total	$8,694,729

7. Stockholders’ Equity

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of August 31, 2001, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

     In January 1998, the Company’s Board of Directors authorized the repurchase and cancellation of up to 400,000 shares of the Company’s common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to January 1, 2000. As of the expiration of this authorization on January 1, 2000, the Company had repurchased 361,987 shares at a cost of $2,283,118.

8. Stock Options

     The Company has several stock option plans under which non-qualified options to purchase the Company’s common stock have been granted. Options under these plans are normally granted at market value at the time of the grant and normally vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 2001, 630,891 shares were reserved for future option grants.

     Stock option activity for the three years ended August 31, 2001 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at August 31, 1998	2,244,296	$2.35

Options granted	435,413	$5.10

Options exercised	(585,896)	$1.86

Options terminated	(43,655)	$4.59

Outstanding at August 31, 1999	2,050,158	$3.03

Options granted	746,385	$3.68

Options exercised	(57,608)	$1.45

Options terminated	(78,107)	$3.63

Outstanding at August 31, 2000	2,660,828	$3.21

Options granted	1,004,814	$11.41

Options exercised	(664,220)	$2.26

Options terminated	(77,916)	$4.34

Outstanding at August 31, 2001	2,923,506	$6.21

     The following table summarizes information concerning outstanding and exercisable options at August 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

Less than $3.00	568,586	5.6	$1.83	381,551	$1.39

$3.01 - $4.00	814,013	7.4	3.47	371,765	3.13

$4.01 - $5.00	859,823	6.4	4.41	412,385	4.41

More than $5.00	681,084	9.2	15.43	74,630	6.18

	2,923,506	7.2	6.21	1,240,331	3.21

     The Company has also reserved 75,000 shares of common stock to be granted as restricted stock as part of the Company’s Board of Directors compensation program of which 47,124 shares have been granted.

     The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation” in the years ended August 31, 2001, 2000 and 1999 are $6.20, $1.92 and $2.87 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of six and one-half years, a forfeiture rate of 3% and an average risk free interest rate of 5.3%, 6.2% and 5.2% for the years ended August 31, 2001, 2000 and 1999, respectively. The Company also utilized a volatility rate of 55%, 52% and 53% for the years ended August 31, 2001, 2000 and 1999, respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for options granted during the years ended August 31, 2001, 2000 and 1999, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

Year ended August 31,	2001	2000	1999

Net income (loss) As reported	$3,157,486	$148,083	$3,316,680

Pro forma	$792,486	$(526,917)	$2,909,680

Net income (loss) per fully diluted share As reported	$0.22	$0.01	$0.25

Pro forma	$0.06	$(0.04)	$0.22

9. Stockholder Rights Plan

     On June 19, 2000, the Company’s Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share. Each right initially entitles its holder to purchase one one-hundredth of a new Series A preferred share at $32, subject to adjustment. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company’s outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s assets or earning power. The rights will expire on June 19, 2010.

10. Employee Benefits

     The Company has a Section 401(k) Retirement Savings Plan (“Plan”) available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their base compensation as defined in the Plan and are supplemented by Company contributions, which are subject to vesting requirements. Company contributions under the Plan totaled $457,970, $414,318 and $334,860 for the years ended August 31, 2001, 2000 and 1999, respectively.

11. Contingencies

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General (“OIG”) of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil “whistle blower” action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. Following its review, the government made the determination not to take over the litigation. Accordingly, the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. The case has been transferred to the United States District court for the District of Columbia so that the court can coordinate discovery with other qui tam cases in which certain client hospitals and their affiliates are named as defendants. On January 30, 2001, that court ordered the government to file any notice of intervention in each of the consolidated cases on or before March 15, 2001. The government again filed notice indicating that it would not be intervening in AHSI’s case. The case is still in the discovery stage and has not yet been set for trial.

     The Company cooperated fully with the OIG in its investigation during 1994 and 1995, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse effect on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

12. Business Segments

     The Company provides care and disease management services to health plans and hospitals. The Company’s reportable segments are the types of customers, hospital or health plan, who contract for the Company’s services. The segments are managed separately and the Company evaluates performance based on operating profits of the respective segments. The Company supports both segments with shared human resources, clinical, marketing and information technology resources.

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

     Summarized financial information by business segment is as follows:

Year ended August 31,	2001	2000	1999

Revenues:

Health plan contracts	$55,050,687	$32,183,378	$27,152,389

Hospital contracts	19,635,812	20,416,807	22,330,858

Other revenue	434,389	429,675	568,825

	$75,120,888	$53,029,860	$50,052,072

Income (loss) before income taxes:

Health plan contracts	$12,727,687	$4,477,579	$6,509,044

Hospital contracts	5,242,427	5,569,057	6,502,002

Shared support services	(8,895,011)	(7,099,502)	(5,287,320)

Total segments	9,075,103	2,947,134	7,723,726

General corporate	(3,407,617)	(2,321,051)	(2,042,046)

	$5,667,486	$626,083	$5,681,680

Depreciation and amortization:

Health plan contracts	$2,979,705	$1,731,944	$825,840

Hospital contracts	214,906	186,073	176,877

Shared support services	1,277,793	843,572	200,370

Total segments	4,472,404	2,761,589	1,203,087

General corporate	1,183,411	858,716	602,323

	$5,655,815	$3,620,305	$1,805,410

Expenditures for long-lived assets:

Health plan contracts	$1,845,559	$5,719,951	$1,768,722

Hospital contracts	371,570	203,879	156,658

Shared support services	1,264,208	1,581,344	1,530,935

Total segments	3,481,337	7,505,174	3,456,315

General corporate	1,500,124	3,398,662	431,938

	$4,981,461	$10,903,836	$3,888,253

Identifiable assets:

Health plan contracts	$31,406,645	$11,580,554	$7,282,246

Hospital contracts	3,045,002	2,412,637	2,591,055

Shared support services	2,739,227	2,651,835	2,174,652

Total segments	37,190,874	16,645,026	12,047,953

General corporate	16,708,134	11,152,853	14,580,790

Assets not allocated:

Deferred tax assets	4,901,000	2,856,000	3,302,000

Excess of cost over net assets of purchased companies	10,318,482	10,700,701	11,082,920

	$69,118,490	$41,354,580	$41,013,663

     All of the Company’s operations are in the United States. During the year ended August 31, 2001, revenues of $21.0 million and $10.9 million were derived from contracts with two health plan customers. During the year ended August 31, 2000, revenues of $11.1 million and $12.2 million were derived from contracts with two health plan customers. During the year ended August 31, 1999, revenues of $16.6 million and $4.8 million were derived from contracts with two health plan customers.

13. Subsequent Events

     At a Special Meeting of Stockholders on October 25, 2001, the stockholders approved (i) an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 40,000,000 and (ii) an amendment of one of the Company’s stock plans to increase the number of shares available for issuance under the plan, to increase the number of shares issuable to any officer, key employee or consultant in any one year and to extend the term of the plan. On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The balance sheets and statements of stockholders’ equity have been restated as if the split and the increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average common shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
American Healthways, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthways, Inc. (formerly American Healthcorp, Inc.) and subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthways, Inc. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 16, 2001 (November 26, 2001 with respect to the stock split described in Note 13)

Quarterly Financial Information (unaudited):
(In thousands except per share data)

Fiscal 2001	First	Second	Third	Fourth

Revenues	$16,536	$17,699	$18,459	$22,427

Income before income taxes	$1,152	$1,152	$1,487	$1,876

Net income	$672	$630	$840	$1,015

Diluted income per share (1) (2)	$0.05	$0.05	$0.06	$0.07

Fiscal 2000	First	Second	Third	Fourth

Revenues	$13,065	$13,213	$11,617	$15,135

Income (loss) before income taxes	$1,004	$486	$(1,563)	$699

Net income	$585	$175	$(1,013)	$401

Diluted income per share (1) (2)	$0.04	$0.01	$(0.08)	$0.03

(1)	Income (loss) per share calculations for each of the quarters was based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income (loss) per share.

(2)	Restated to reflect the effect of a three-for-two stock split effective November 2001.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning the directors of the Company is included in pages 5-7 under the caption “Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

     Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Item 11.  Executive Compensation

     Information required by this item is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required by this item is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2002, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

1.     The financial statements filed as part of this report are included in Part II, Item 8 of this Annual Report on Form 10-K.

2.     All Financial Statement Schedules have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto.

3.     Exhibits

3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended

3.2	Bylaws [incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (Registration No. 33-41119)]

4.1	Article IV of the Company’s Restated Certificate of Incorporation (included in Exhibit 3.1)

10.1	Credit Agreement and Revolving Credit Note between American Healthways, Inc. and SunTrust Bank dated January 4, 2000 (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 1999)

10.2	First Amendment to Credit Agreement between American Healthways, Inc. and SunTrust Bank dated May 12, 2000 (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2000)

10.3	Amendment Agreement between American Healthways Services, Inc., American Healthways Management, Inc., Arthritis and Osteoporosis Care Center, Inc. and SunTrust Bank dated May 12, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2000)

10.4	Second Amendment to Credit Agreement and First Amendment to Revolving Credit Note between American Healthways, Inc. and SunTrust Bank dated January 9, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2000)

10.5	Agreement and Plan of Merger, dated April 30, 2001 by and among American Healthways, Inc., CareSteps.com, Inc. and C-Steps Acquisition Company (incorporated by reference to Exhibit 2 to Form 8-K of the Company dated June 6, 2001)

10.6	Agreement and Plan of Merger, dated June 5, 2001 by and among American Healthways, Inc., Empower Health, Inc. and all the stockholders of Empower Health, Inc. (incorporated by reference to Exhibit 2 to Form 8-K of the Company dated June 15, 2001)

Management Contracts and Compensatory Plans

10.7	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran (incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

10.8	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone (incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

10.9	Employment Agreement dated March 1, 2001 between the Company and David A. Sidlowe (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001)

10.10	Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle (incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001)

10.11	Employment Agreement dated June 1, 2001 between the Company and Jeffrey J. Rice, M.D. (incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2001)

10.12	Employment Agreement dated June 5, 2001 between the Company and Richard R. Rakowski (incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2001)

10.13	Employment Agreement dated September 1, 2000 between the Company and Mary D. Hunter

10.14	Employment Agreement dated October 1, 2001 between the Company and Mary A. Chaput

10.15	Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S - 1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]

10.16	Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.17	1991 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992)

10.18	1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.19	1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

10.20	Form of Indemnification Agreement by and among the Company and the Company’s directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.21	1996 Stock Incentive Plan, as amended

21	Subsidiaries of the registrant

23	Independent Auditor’s Consent

(b)  Reports on Form 8-K

A Current Report on Form 8-K dated June 6, 2001 and amended on Form 8-K/A dated August 15, 2001 and again on Form 8-K/A dated August 21, 2001 was filed during the quarter ended August 31, 2001 to announce the completion of the acquisition of CareSteps.com, Inc. with financial statements and pro forma statements related to the acquisition.

A Current Report on Form 8-K dated June 15, 2001 and amended on Form 8-K/A dated August 20, 2001 was filed during the quarter ended August 31, 2001 to announce the completion of the acquisition of Empower Health, Inc. with financial statements and pro forma statements related to the acquisition as well as reporting a live broadcast of the third quarter conference call to analysts on the Internet.

(c)  Exhibits

      Refer to Item 14(a)(3) above.

(d)  Not applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HEALTHWAYS, INC.

November 29, 2001	By:	/s/ Thomas G. Cigarran

Thomas G. Cigarran
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Cigarran	Chairman of the Board, Chief	November 29, 2001
Executive Officer, Director
Thomas G. Cigarran	(Principal Executive Officer)

/s/ Mary A. Chaput *	Executive Vice President, Chief	November 29, 2001
Financial Officer, (Principal
Mary A. Chaput	Financial Officer)

/s/ David A. Sidlowe	Senior Vice President and Controller	November 29, 2001
David A. Sidlowe	(Principal Accounting Officer)

/s/ Frank A. Ehmann	Director	November 29, 2001

Frank A. Ehmann

/s/ Henry D. Herr *	Director	November 29, 2001

Henry D. Herr

/s/ Martin J. Koldyke	Director	November 29, 2001

Martin J. Koldyke

/s/ C. Warren Neel	Director	November 29, 2001

C. Warren Neel

/s/ William C. O’Neil, Jr.	Director	November 29, 2001

William C. O’Neil, Jr.

*	Mr. Herr retired as Executive Vice President and Chief Financial Officer in October 2001 and was replaced by Ms. Chaput. Mr. Herr still serves on the Company’s Board of Directors and as a consultant to the Company.