Form 10-Q
period 2001-11-30
AMERICAN HEALTHWAYS INC
filed 2002-01-14
CIK 704415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2001

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

Yes [X]     No [  ]

     As of January 11, 2002 there were outstanding 15,157,907 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I.

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS
ASSETS

	November 30,	August 31,
	2001	2001

Current assets:

Cash and cash equivalents	$13,707,601	$12,375,772

Accounts receivable, net	7,386,562	7,005,693

Other current assets	1,725,772	1,555,643

Income taxes receivable	330,532	1,555,643

Deferred tax asset	3,673,000	3,673,000

Total current assets	26,823,467	26,165,751

Property and equipment:

Leasehold improvements	2,733,529	2,521,797

Computer equipment, related software and other equipment	23,208,884	21,060,486

	25,942,413	23,582,283

Less accumulated depreciation	(11,530,589)	(10,216,069)

	14,411,824	13,366,214

Long-term deferred tax asset	1,228,000	1,228,000

Other assets, net	1,472,439	1,720,123

Excess of cost over net assets of purchased companies, net	28,194,045	28,194,045

	$72,129,775	$70,674,133

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
	2001	2001

Current liabilities:

Accounts payable	$3,406,591	$1,597,827

Accrued salaries and benefits	2,898,860	5,380,540

Accrued liabilities	3,997,847	3,664,884

Income taxes payable	—	629,373

Current portion of other long-term liabilities	441,602	286,247

Total current liabilities	10,744,900	11,558,871

Other long-term liabilities	3,351,167	3,443,545

Stockholders’ equity:

Common stock $.001 par value, 40,000,000 shares authorized, 14,390,696 and 14,171,441 shares outstanding	14,391	14,171

Additional paid-in capital	47,024,801	44,601,579

Retained earnings	10,994,516	9,500,324

Total stockholders’ equity	58,033,708	54,116,074

	$72,129,775	$69,118,490

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,

	2001	2000

Revenues	$24,542,326	$16,535,820

Expenses:

Salaries and benefits	14,044,754	10,086,680

Other operating expenses	6,407,079	4,054,482

Depreciation and amortization	1,503,950	1,230,756

Interest	53,351	11,845

Total expenses	22,009,134	15,383,763

Income before income taxes	2,533,192	1,152,057

Income tax expense	1,039,000	480,000

Net income	$1,494,192	$672,057

Basic income per share	$0.10	$0.05

Fully diluted income per share	$0.10	$0.05

Weighted average common shares and equivalents
Basic	14,372,604	12,411,570

Fully diluted	15,598,450	13,196,852

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended November 30, 2001

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance, August 31, 2001	$14,171	$44,601,579	$9,500,324	$54,116,074

Exercise of stock options	220	651,623	—	651,843

Tax benefit of option exercises	—	1,771,599	—	1,771,599

Net income	—	—	1,494,192	1,494,192

Balance, November 30, 2001	$14,391	$47,024,801	$10,994,516	$58,033,708

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended November 30,

	2001	2000

Cash flows from operating activities:

Net income	$1,494,192	$672,057

Income tax expense	1,039,000	480,000

Income before income taxes	2,533,192	1,152,057

Noncash expenses, revenues, losses and gains included in income:

Depreciation and amortization	1,503,950	1,230,756

Increase in working capital items	(570,742)	(1,170,152)

Other noncash transactions	205,440	173,415

	3,671,840	1,386,076

Income taxes (net paid)	(227,306)	(45,011)

Increase in other assets	(1,293)	(50,375)

Payments on other long-term liabilities	(82,916)	(295,821)

Net cash flows provided by operating activities	3,360,325	994,869

Cash flows from investing activities:

Acquisition of property and equipment	(2,360,130)	(530,533)

Business acquisitions	(320,209)	(1,000,000)

Net cash flows used in investing activities	(2,680,339)	(1,530,533)

Cash flows from financing activities:

Exercise of stock options	651,843	120,683

Net cash flows provided by financing activities	651,843	120,683

Net increase (decrease) in cash and cash equivalents	1,331,829	(414,981)

Cash and cash equivalents, beginning of period	12,375,772	7,025,277

Cash and cash equivalents, end of period	$13,707,601	$6,610,296

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three month periods ended November 30, 2001 and 2000 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation, have been reflected therein.

     Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

(2) Business Segments

     The Company provides disease and care management services to health plans and hospitals. The Company’s reportable segments are the types of customers, hospital or health plan, who contract for the Company’s services. The segments are managed separately and the Company evaluates performance based on operating profits of the respective segments. Because the Company’s services are similar for both types of customers, the Company supports both segments with common human resources, clinical, marketing and information technology resources.

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

     Summarized financial information by business segment is as follows:

	Three Months Ended November 30,

	2001	2000

Revenues:

Health plan contracts	$19,760,466	$11,663,687

Hospital contracts	4,680,486	4,772,481

Other revenue	101,374	99,652

	$24,542,326	$16,535,820

Income (loss) before income taxes:

Health plan contracts	$4,836,823	$2,572,740

Hospital contracts	1,042,544	1,191,614

Shared support services	(2,719,986)	(1,943,300)

Total segments	3,159,381	1,821,054

General corporate expenses	(626,189)	(668,997)

	$2,533,192	$1,152,057

(3) Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis and more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. The Company elected early adoption of SFAS No. 142 on September 1, 2001, the beginning of its 2002 fiscal year. The adoption of this standard resulted in goodwill no longer being amortized beginning in fiscal 2002. The Company has six months from the date of adoption to complete the initial transition impairment assessment as required by SFAS No. 142 and this analysis has not yet been completed.

     The reconciliation of reported net income adjusted for the adoption of SFAS No. 142 is as follows:

	Three Months Ended November 30,

	2001	2000

Net Income:

Reported net income	$1,494,192	$672,057

Add back: goodwill amortization	—	95,555

Adjusted net income	$1,494,192	$767,612

Basic income per share

Reported net income	$0.10	$0.05

Add back: goodwill amortization	—	0.01

Adjusted net income	$0.10	$0.06

Fully diluted income per share

Reported net income	$0.10	$0.05

Add back: goodwill amortization	—	0.01

Adjusted net income	$0.10	$0.06

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

(4) Stockholders’ Equity

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

(5) Subsequent Events

     The terms of the Empower Health, Inc. agreement, a business acquisition for the Company in June 2001, provided for contingent consideration of up to an additional 532,500 shares of common stock to be issued if the Company’s average closing price exceeded certain targeted levels from October 1, 2001 to September 30, 2006. On December 3, 2001, those targets were met and the Company issued 532,494 shares of common stock to the original shareholders of Empower Health, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     American Healthways, Inc. (the “Company”), a corporation formed in 1981, provides specialized, comprehensive care and disease management services to health plans, physicians and hospitals. The Company’s programs are designed to improve the quality and lower the cost of healthcare for people with one or more chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company provides its services through its Diabetes HealthwaysSM, Cardiac HealthwaysSM and Respiratory HealthwaysSM product lines. In addition, the Company’s My HealthwaysSM product is designed to provide health plan members and their physicians with personalized health assessments and customized action plans that can be utilized by all health plan members, not just those with chronic diseases. As of November 30, 2001, the Company had contracts to provide its services to 17 health plans in 69 markets and also had 55 contracts to provide its services at 78 hospitals.

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

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three months ended November 30, 2001 and 2000.

	Three Months Ended
	November 30,

	2001	2000

Health plan contracts	80%	70%

Hospital contracts	19	29

Other	1	1

	100%	100%

     The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

Health Plan Contracts

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company’s four centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers. The fees charged by the Company vary according to the level of service being provided under each of its health plan customer contracts and are structured primarily as a monthly fee for each member of the health plan identified with the particular chronic disease under contract. These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees are at risk subject to the Company’s performance against financial cost savings and clinical criteria. Approximately one third of the Company’s health plan revenues recorded during the three months ended November 30, 2001 are subject to confirmation of the Company’s performance against financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. Adjustments to performance estimates may result in fluctuations in average per member per month revenues when compared to prior periods.

     At November 30, 2001, the Company had contracts with 17 health plans to provide disease management services in 69 health plan markets compared with contracts with 16 health plans in 62 markets as of November 30, 2000. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of “equivalent” covered lives. Because the Company’s original disease management efforts focused on enrollees with diabetes and the majority of its lives as of the end of fiscal 2001 were diabetes lives, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company’s fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company’s respiratory disease program varies in comparison with a diabetes enrollee depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage is similar for its diabetes lives and its respiratory disease lives. The number of equivalent lives under management and generating revenues for the Company as well as the backlog of equivalent lives under contract and scheduled for implementation but not currently generating revenues are shown below at November 30, 2001 and 2000.

At November 30,	2001		2000

Equivalent lives under management	358,549		215,286

Equivalent lives in backlog	-	*	109,000

Total equivalent lives	358,549		324,286

     *     The backlog increased by 105,000 to 463,549 equivalent lives as a result of a health plan contract executed on December 5, 2001.

     In October 2001, the Company executed an agreement with Hawaii Medical Services Association (“HMSA”) to expand their relationship to provide the Company’s Cardiac HealthwaysSM program to all of the HMSA members with cardiac disease in addition to providing the Company's Diabetes HealthwaysSM program to all of the HMSA members with diabetes. The contract is for five years and commenced November 1, 2001.

     On December 5, 2001, the Company executed a ten year agreement with Blue Cross and Blue Shield of Minnesota to create a comprehensive, integrated, outcomes-focused care enhancement strategy and to deliver the resulting programs, ultimately to all plan members. The joint effort will begin March 1, 2002 with a timed rollout of the Company’s My HealthwaysSM total population health management services. In addition, the Company will provide a dedicated central operating unit call center to support this population.

     During the three months ended November 30, 2001, approximately 61% of the Company’s revenues were derived from contracts with three health plans. The loss of any of these contracts or a reduction in the profitability of these contracts could have a material negative impact on the Company’s results of operations.

     During the quarter ended November 30, 2001, no health plan contracts were subject to renewal and none were renewed. Four health plan customer contracts representing 2% of the Company’s revenues for the three months ended November 30, 2001 are subject to renewal or termination under the terms of the contracts during the remainder of fiscal 2002. No assurances can be given that the results from contract restructurings or possible terminations at renewal would not have a material negative impact on the Company’s results of operations.

     In December 2001, the Company executed a strategic alliance agreement with Johns Hopkins University and Health System to provide initial funding for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. Johns Hopkins’ initial work will be to evaluate the Company’s care enhancement interventions for the purpose of validating the Company’s programs and then, separately, to publish the Company’s outcomes improvement results. This strategic alliance agreement is effective December 1, 2001 and will cost approximately $1.4 million a year over five years.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. As of November 30, 2001, the Company had 55 hospital contracts to provide services at 78 hospital sites compared with the 53 contracts at 73 hospital sites as of November 30, 2000. The number of hospital contracts and hospital sites for the period ended November 30, 2000 included an Arthritis and Osteoporosis Care Center contract with a hospital to provide comprehensive arthritis and osteoporosis services. This contract terminated on April 30, 2001.

     The components of changes to the total number of hospital contracts and hospital sites under these contracts for the three months ended November 30, 2001 and 2000 are presented below.

	Three Months Ended
	November 30,

	2001	2000

Contracts in effect at beginning of period	55	51

Contracts signed	1	3

Contracts discontinued	(1)	(1)

Contracts in effect at end of period	55	53

Hospital sites where services are delivered	78	73

     During the three month period ended November 30, 2001, one contract was renewed for the Company’s hospital-based diabetes treatment centers. During the remainder of fiscal 2002, 18 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Results of Operations

     Revenues for the three month period ended November 30, 2001 increased 48% over the same period in 2000. This increase in revenues resulted primarily from an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 346,000 lives for the three month period ended November 30, 2001 from approximately 209,000 lives for the comparable three month period during the prior year. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2000 and 2001. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts was 2% greater during the three month period ended November 30, 2001 than during the prior year period. This increase in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives under contracts with higher revenue intensity and levels in the fiscal 2002 period when compared with the fiscal 2001 period and improved performance under the terms of incentive fee provisions of health plan contracts. Revenues from the Company’s hospital contract operations for the three month period ended November 30, 2001 were 2% less than hospital contract revenues for the comparable period last year on a higher number of contracts in operation principally due to selected rate reductions for contract renewals. The Company anticipates that revenues for the remainder of fiscal 2002 will increase over fiscal 2001 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

     Salaries and benefits for the three month period ended November 30, 2001 increased 39% primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company’s health plan contracts compared with the prior fiscal year period. Salaries and benefits as a percentage of revenues decreased to 57% for the three month period ended November 30, 2001, compared to 61% for the three month period last year primarily as a result of improved revenue performance at the Company’s health plan contract operations offset somewhat by higher staffing levels at its health plan contract operations. The Company anticipates salaries and benefits expense to increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased support staff costs associated with the development of its new total population care enhancement services and for increases in its information technology staff.

     Other operating expenses for the three month period ended November 30, 2001 increased 58% from the comparable period last year. The increase for the three month period was primarily attributable to higher operating costs resulting from the growth of the Company’s health plan operations compared to the same period last year and the development of the Company’s total population care enhancement services. Other operating expenses as a percentage of revenues increased to 26% for the three month period ended November 30, 2001 from 25% for the comparable period last year primarily as a result of the growth of the Company’s health plan operations compared to the same period last year and the development of the Company’s new total population care enhancement services offset by improved revenue performance at the Company’s health plan contract operations. The Company anticipates other operating expenses will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased costs associated with anticipated increases in the number of lives enrolled under the Company’s health plan contracts, additional central operating unit call centers, increased costs associated with the development of its new total population care enhancement services and increased costs associated with its strategic alliance with Johns Hopkins University and Health System.

     The increase in depreciation and amortization expense to $1.5 million for the three month period ended November 30, 2001 from $1.2 million for the comparable period last year principally resulted from increased depreciation expense associated with equipment and computer-related capital expenditures for the Company’s health plan operations offset by the discontinuance of goodwill amortization in the fiscal 2002 period as a result of the adoption of SFAS No. 142. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional central operating unit call centers, from growth and improvement in the Company’s information technology capabilities and the expenses associated with the development of its new total population care enhancement strategy offset somewhat by the discontinuance of goodwill amortization.

     The Company’s interest expense of $53,351 for the three month period ended November 30, 2001 compared to $11,845 for the comparable period last year resulted from fees related to outstanding letters of credit to support the Company’s performance under two health plan contracts.

     The Company’s income tax expense for the three month period ended November 30, 2001 was $1.0 million compared to $480,000 for the three months ended November 30, 2000. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates in fiscal 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates in fiscal 2001 are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes, primarily amortization of excess costs over net assets of purchased companies.

Liquidity and Capital Resources

     Operating activities for the three months ended November 30, 2001 generated $3.4 million in cash flow. Investing activities during this period used $2.7 million in cash which consisted of the acquisition of property and equipment primarily associated with improvements in the Company’s health plan information technology capabilities and with costs associated with the acquisitions of CareSteps and Empower Health. Financing activities for the three months ended November 30, 2001 provided $652,000 in cash proceeds from the exercise of options to purchase the Company’s common stock.

     In December 2001, the Company amended its existing credit agreement with a financial institution to provide borrowing capacity of up to $15.0 million, inclusive of the ability to issue up to $15.0 million of letters of credit. This agreement expires on March 31, 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company’s accounts receivable and contract rights and are guaranteed by the Company’s subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain cash and cash equivalents of $5.0 million. As of November 30, 2001, there were no borrowings outstanding under this agreement; however, there are letters of credit outstanding under the agreement totaling approximately $7.2 million to support the Company’s performance under two health plan contracts.

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

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of November 30, 2001 the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

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

Item 2. Changes in Securities and Use of Proceeds.

     On December 7, 2001, the Company issued 532,494 shares of common stock to the former shareholders of Empower Health, Inc. in connection with the merger of Empower Health with and into the Company. The issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) A Special Meeting of Stockholders of American Healthways, Inc. was held on October 25, 2001.

(c) The following proposals were voted upon at the Special Meeting of Stockholders:

(i) Approval to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 40,000,000. The pre-split voting results of the above mentioned amendment are as follows:

For	Against	Withheld

8,140,671	451,550	931

(ii) Approval to amend the Company’s 1996 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance, to increase the number of shares issuable to any officer, key employee or consultant in any one year and to extend the term of the plan. The pre-split voting results of the above mentioned amendment are as follows:

For	Against	Withheld

4,759,647	2,710,343	1,123,162

Item 5. Other Information.

          Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1 Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr.

10.2 Third Amendment to Credit Agreement between American Healthways, Inc. and SunTrust Bank dated December 21, 2001.

(b) Reports on Form 8-K

A Current Report on Form 8-K dated September 28, 2001 was filed during the quarter ended November 30, 2001 reporting a live broadcast of the fourth quarter conference call to analysts on the Internet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc. (Registrant)

Date January 14, 2002	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date January 14, 2002	By	/s/ David A. Sidlowe David A. Sidlowe Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr.

10.2	Third Amendment to Credit Agreement between American Healthways, Inc. and SunTrust Bank dated December 21, 2001.