Form 10-Q/A
period 2001-11-30
AMERICAN HEALTHWAYS INC
filed 2002-01-25
CIK 704415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to___________

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

Explanation of amendment:

     This Amendment No. 1 amends the Quarterly Report on Form 10-Q filed by the Registrant on January 14, 2002, by amending Part I. Item 1 to change the amount reflected as “Income taxes receivable” for August 31, 2001 from $1,555,643 to $0.

Part I.

Item 1.  Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	August 31,
	2001	2001

Current assets:

Cash and cash equivalents	$13,707,601	$12,375,772

Accounts receivable, net	7,386,562	7,005,693

Other current assets	1,725,772	1,555,643

Income taxes receivable	330,532	—

Deferred tax asset	3,673,000	3,673,000

Total current assets	26,823,467	24,610,108

Property and equipment:

Leasehold improvements	2,733,529	2,521,797

Computer equipment, related software and other equipment	23,208,884	21,060,486

	25,942,413	23,582,283

Less accumulated depreciation	(11,530,589)	(10,216,069)

	14,411,824	13,366,214

Long-term deferred tax asset	1,228,000	1,228,000

Other assets, net	1,472,439	1,720,123

Excess of cost over net assets of purchased companies, net	28,194,045	28,194,045

	$72,129,775	$69,118,490

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
	2001	2001

Current liabilities:

Accounts payable	$3,406,591	$1,597,827

Accrued salaries and benefits	2,898,860	5,380,540

Accrued liabilities	3,997,847	3,664,884

Income taxes payable	—	629,373

Current portion of other long-term liabilities	441,602	286,247

Total current liabilities	10,744,900	11,558,871

Other long-term liabilities	3,351,167	3,443,545

Stockholders’ equity:

Common stock $.001 par value, 40,000,000 shares authorized, 14,390,696 and 14,171,441 shares outstanding	14,391	14,171

Additional paid-in capital	47,024,801	44,601,579

Retained earnings	10,994,516	9,500,324

Total stockholders’ equity	58,033,708	54,116,074

	$72,129,775	$69,118,490

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,

	2001	2000

Revenues	$24,542,326	$16,535,820

Expenses:

Salaries and benefits	14,044,754	10,086,680

Other operating expenses	6,407,079	4,054,482

Depreciation and amortization	1,503,950	1,230,756

Interest	53,351	11,845

Total expenses	22,009,134	15,383,763

Income before income taxes	2,533,192	1,152,057

Income tax expense	1,039,000	480,000

Net income	$1,494,192	$672,057

Basic income per share	$0.10	$0.05

Fully diluted income per share	$0.10	$0.05

Weighted average common shares and equivalents

Basic	14,372,604	12,411,570

Fully diluted	15,598,450	13,196,852

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

American Healthways, Inc.

(Registrant)

Date January 25, 2002	By	/s/ Mary A. Chaput

Mary A. Chaput Executive Vice President and Chief Financial Officer