Form 10-Q
period 2002-02-28
AMERICAN HEALTHWAYS INC
filed 2002-04-15
CIK 704415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2002

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

As of April 12, 2002 there were outstanding 15,262,422 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I.

Item 1.    Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	August 31,
	2002	2001

Current assets:
Cash and cash equivalents	$14,541,782	$12,375,772
Accounts receivable, net	15,512,081	9,387,089
Other current assets	2,345,482	1,555,643
Income taxes receivable	669,709	—
Deferred tax asset	3,673,000	3,673,000

Total current assets	36,742,054	26,991,504

Property and equipment:
Leasehold improvements	2,868,083	2,521,797
Computer equipment, related software and other equipment	26,469,393	21,060,486

	29,337,476	23,582,283
Less accumulated depreciation	(13,014,017)	(10,216,069)

	16,323,459	13,366,214

Long-term deferred tax asset	1,228,000	1,228,000

Other assets, net	1,881,628	1,720,123

Goodwill	44,628,578	28,194,045

	$100,803,719	$71,499,886

Certain items have been reclassified to conform to current classifications.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28,	August 31,
	2002	2001

Current liabilities:
Accounts payable	$2,082,559	$1,597,827
Accrued salaries and benefits	5,074,408	5,380,540
Accrued liabilities	3,002,744	2,953,410
Contract billings in excess of earnings	4,720,283	3,092,870
Income taxes payable	—	629,373
Current portion of other long-term liabilities	1,012,594	286,247

Total current liabilities	15,892,588	13,940,267

Long-term debt	708,463	—

Other long-term liabilities	3,129,854	3,443,545

Stockholders’ equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 40,000,000 shares authorized, 15,209,098 and 14,171,441 shares outstanding	15,209	14,171
Additional paid-in capital	67,615,194	44,601,579
Retained earnings	13,442,411	9,500,324

Total stockholders’ equity	81,072,814	54,116,074

	$100,803,719	$71,499,886

Certain items have been reclassified to conform to current classifications.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Revenues	$28,379,833	$17,699,447	$52,922,159	$34,235,267
Cost of services	19,359,688	13,050,876	37,545,299	25,476,723

Gross margin	9,020,145	4,648,571	15,376,860	8,758,544
Selling, general and administrative expenses	3,137,844	2,220,327	5,404,066	3,935,642
Depreciation and amortization	1,668,801	1,264,110	3,172,751	2,494,866
Interest expense	65,605	12,031	118,956	23,876

Income before income taxes	4,147,895	1,152,103	6,681,087	2,304,160
Income tax expense	1,700,000	522,000	2,739,000	1,002,000

Net income	$2,447,895	$630,103	$3,942,087	$1,302,160

Basic income per share	$0.16	$0.05	$0.27	$0.10

Fully diluted income per share	$0.15	$0.05	$0.25	$0.10

Weighted average common shares and equivalents Basic	15,074,051	12,517,061	14,661,837	12,464,316
Fully diluted	16,326,341	13,633,716	15,900,905	13,415,285

Certain items have been reclassified to conform to current classifications.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended February 28, 2002

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance, August 31, 2001	$14,171	$44,601,579	$9,500,324	$54,116,074
Exercise of stock options	431	1,504,462	—	1,504,893
Tax benefit of option exercises	—	3,726,826	—	3,726,826
Issuance of stock in conjunction with business acquisitions	532	16,612,402	—	16,612,934
Issuance of stock in conjunction with strategic alliance	75	1,169,925	—	1,170,000
Net income	—	—	3,942,087	3,942,087

Balance, February 28, 2002	$15,209	$67,615,194	$13,442,411	$81,072,814

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended February 28,

	2002	2001

Cash flows from operating activities:
Net income	$3,942,087	$1,302,160
Income tax expense	2,739,000	1,002,000

Income before income taxes	6,681,087	2,304,160
Noncash expenses, revenues, losses and gains included in income:
Depreciation and amortization	3,172,751	2,494,866
Increase in working capital items	(4,465,446)	(1,120,635)
Other noncash transactions	975,806	696,611

	6,364,198	4,375,002
Income taxes (net paid)	(311,256)	(444,351)
Increase in other assets	(30,871)	(151,945)
Payments on other long-term liabilities	(267,171)	(537,119)

Net cash flows provided by operating activities	5,754,900	3,241,587

Cash flows from investing activities:
Acquisition of property and equipment	(4,582,213)	(1,341,822)
Business acquisitions	(371,636)	(1,000,000)

Net cash flows used in investing activities	(4,953,849)	(2,341,822)

Cash flows from financing activities:
Exercise of stock options	1,458,829	377,802
Payments of long-term debt	(93,870)	—

Net cash flows provided by financing activities	1,364,959	377,802

Net increase in cash and cash equivalents	2,166,010	1,277,567
Cash and cash equivalents, beginning of period	12,375,772	7,025,277

Cash and cash equivalents, end of period	$14,541,782	$8,302,844

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three and six month periods ended February 28, 2002 and 2001 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(2)   Business Segments

     The Company provides care enhancement and disease management services to health plans and hospitals. The Company’s reportable segments are the types of customers, hospital or health plan, who contract for the Company’s services. The segments are managed separately and the Company evaluates performance based on operating profits of the respective segments. Because the Company’s services are similar for both types of customers, the Company supports both segments with common human resources, clinical, marketing and information technology resources.

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes interest income, interest expense and general corporate expenses.

     Summarized financial information by business segment is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Revenues:
Health plan contracts	$23,693,388	$12,714,638	$43,453,854	$24,378,325
Hospital contracts	4,612,123	4,866,130	9,292,609	9,638,611
Other revenue	74,322	118,679	175,696	218,331

	$28,379,833	$17,699,447	$52,922,159	$34,235,267

Income (loss) before income taxes:
Health plan contracts	$7,527,631	$3,041,324	$12,364,454	$5,614,064
Hospital contracts	968,063	1,229,165	2,010,607	2,420,779
Shared support services	(3,302,136)	(2,160,313)	(6,022,122)	(4,103,613)

Total segments	5,193,558	2,110,176	8,352,939	3,931,230
General corporate expenses	(1,045,663)	(958,073)	(1,671,852)	(1,627,070)

	$4,147,895	$1,152,103	$6,681,087	$2,304,160

(3)   Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets cease and instead, the carrying value of goodwill and indefinite life intangible assets be evaluated for impairment at least on an annual basis and more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. The Company elected early adoption of SFAS No. 142 on September 1, 2001, the beginning of its 2002 fiscal year. The adoption of this standard resulted in goodwill no longer being amortized beginning in fiscal 2002. The Company has completed its initial transition impairment assessment as required by SFAS No. 142 and concluded that no impairment of recorded goodwill exists.

     The change in the carrying amount of goodwill for fiscal 2002 is as follows:

	Health Plan	Hospital
	Contracts	Contracts	Total

Carrying value at August 31, 2001	$17,875,563	$10,318,482	$28,194,045
Empower Health contingent shares and acquisition adjustments	16,434,533	—	16,434,533

Carrying value at February 28, 2002	$34,310,096	$10,318,482	$44,628,578

     In connection with the adoption of SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets, which are included in other assets on the consolidated balance sheet, are as follows:

	At February 28,	At August 31,
	2002	2001

Gross carrying amount	$1,794,142	$1,991,959
Accumulated amortization	$(598,002)	$(422,431)

     Amortization expense for the three and six month periods ended February 28, 2002 was $192,234 and $387,833, respectively. Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding years is $303,262, $549,390, $340,114, $1,396, $1,396 and $582, respectively.

     The reconciliation of reported net income adjusted for the adoption of SFAS No. 142 is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Net Income:
Reported net income	$2,447,895	$630,103	$3,942,087	$1,302,160
Add back: goodwill amortization	—	95,555	—	191,110

Adjusted net income	$2,447,895	$725,658	$3,942,087	$1,493,270

Basic income per share
Reported net income	$0.16	$0.05	$0.27	$0.10
Add back: goodwill amortization	—	0.01	—	0.02

Adjusted net income	$0.16	$0.06	$0.27	$0.12

Fully diluted income per share
Reported net income	$0.15	$0.05	$0.25	$0.10
Add back: goodwill amortization	—	—	—	0.01

Adjusted net income	$0.15	$0.05	$0.25	$0.11

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

(4)   Business Acquisitions

     The terms of the Empower Health, Inc. agreement and plan of merger dated June 5, 2001, provided for contingent consideration of up to an additional 532,500 shares of common stock to be issued if the Company’s average closing price exceeded certain targeted levels from October 1, 2001 to September 30, 2006. On December 3, 2001, those targets were met and the Company issued 532,494 unregistered shares of common stock to the original shareholders of Empower Health, Inc. The value of the shares issued was recorded in goodwill.

(5)   Stockholders’ Equity

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001 and provides annual compensation of $1.0 million per year and the issuance of 75,000 unregistered shares of common stock to Johns Hopkins, of which 37,500 shares vested immediately. The remaining 37,500 shares vest on December 1, 2003.

     On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The balance sheets and statements of stockholders’ equity have been restated as if the split and increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     American Healthways, Inc. (the “Company”), a corporation formed in 1981, provides specialized, comprehensive care enhancement and disease management services to health plans and hospitals. The Company’s integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information and data. American Healthways’ Integrated Care Enhancement Programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

     The Company’s Integrated Care Enhancement product line includes programs for members with key chronic diseases, programs for conditions of significant health and financial impact and programs for those health plan members identified as being at high risk for significant and costly episodes of illness. The product line is supported by a variety of integrated tools and technologies that are designed to deliver the best clinical and financial outcomes to American Healthways’ customers.

     Healthways Cardiac, Healthways Respiratory for COPD and Healthways Diabetes are designed to meet the total health care needs of the entire population diagnosed with these conditions, whether or not those needs are related to their chronic disease, through a system of interventions intended to improve patients’ health in the short term and prevent, delay or reduce the severity of long-term complications. Healthways Respiratory for asthma provides asthma-specific interventions only and includes a focus on pediatric populations.

     Healthways Impact Conditions addresses the total health care needs of populations diagnosed with health conditions for which research has identified significant gaps in care against published evidence-based medical guidelines, including low back pain, fibromyalgia, acid-related disorders and others. This group of impact conditions affects a significant percentage of the population and provides major opportunity for improvement in health care quality and cost.

     My HealthwaysSM Personal Health Management program creates a health care relationship between the health plan and its members, particularly those who have few meaningful ties to the plan, are not significant users of the plan’s health care services and, therefore, comprise the majority of member turnover. My HealthwaysSM also identifies those at the highest risk for costly health care episodes and provides services to help all members, and their physicians, to coordinate, integrate and manage their individual health care needs.

     As of February 28, 2002, the Company had contracts to provide its services to 20 health plans in 74 markets and also had 54 contracts to provide its services at 75 hospitals.

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

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three and six months ended February 28, 2002 and 2001.

	Three Months Ended		Six Months Ended
	February 28.		February 28.

	2002	2001	2002	2001

Health plan contracts	84%	72%	82%	71%
Hospital contracts	16	27	18	28
Other	—	1	—	1

	100%	100%	100%	100%

     The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

Critical Accounting Policies

     The Company’s accounting policies are described in Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The following policy is considered by management to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact the Company’s results of operations, financial condition and cash flows.

     Revenue Recognition — Fees under the Company’s hospital contracts are generally fixed-fee and are recorded as services are provided.

     Fees under the Company’s contracts with its health plan customers are determined by multiplying a contractually negotiated rate per health plan member per month (PMPM) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ based on the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”) based on achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 27% of the Company’s health plan revenues recorded during the six months ended February 28, 2002 are performance-based. Certain contracts also provide opportunities for additional incentive fees in excess of the contractual PMPM rate if the Company is able to achieve a higher percentage reduction in the customer’s healthcare costs compared to the baseline year.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund, but does not include any potential incentive fees. The Company recognizes these fees as revenue during the period the services are performed as follows: the fixed portion of these fees are recognized as revenue during the period the services are performed; the performance-based portion of these fees as well as any additional incentive fees are recognized based on contract-to-date performance. The Company determines its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. In the event these interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earnings.

     The contractual settlement process under a contract, which generally is not completed until six to eight months after the end of a contract year, involves reconciliation of health care claims and clinical data. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual allowances until agreement is reached with respect to identified issues.

Health Plan Contracts

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to enrollees with targeted diseases that can be provided from one of the Company’s five centralized operating unit call centers to services that also include providing local market resources to address acute episode interventions as well as coordination of care with local healthcare providers.

     At February 28, 2002, the Company had contracts with 20 health plans to provide disease management services in 74 health plan markets compared with contracts with 16 health plans in 61 markets as of February 28, 2001. The Company reports the number of disease lives under its health plan contracts utilizing a calculation of “equivalent” covered lives. Because the Company’s original disease management efforts focused on enrollees with diabetes, contracted enrollee lives for its cardiac and its respiratory programs are converted into the revenue and service cost equivalent of a diabetes enrollee for reporting and internal management purposes. While the average service intensity and the Company’s fee per cardiac enrollee is greater than the service intensity and fee per diabetes enrollee, the Company believes that the contribution margin percentage is similar for its diabetes lives and its cardiac disease lives. The average service and fee intensity of the Company’s respiratory disease program differs from a diabetes enrollee and varies depending on whether it involves a lower intensity asthma population or a higher intensity chronic obstructive pulmonary disease population. However, as with its cardiac disease program, the Company believes that the contribution margin percentage of its respiratory disease lives is similar to that of its diabetes lives. The number of equivalent lives under management and generating revenues for the Company as well as the backlog of equivalent lives under contract and scheduled for implementation but not currently generating revenues are shown below at February 28, 2002 and 2001.

At February 28,	2002		2001

Equivalent lives under management	344,506		215,149
Equivalent lives in backlog	170,000	*	142,000

Total equivalent lives	514,506		357,149

*	The backlog increased by 14,000 to 184,000 equivalent lives as a result of a health plan contract executed on March 14, 2002.

     During the three and six months ended February 28, 2002, approximately 56% and 54%, respectively, of the Company’s revenues were derived from contracts with two health plans. The loss of either of these contracts or a reduction in the profitability of these contracts could have a material negative impact on the Company’s results of operations.

     During the quarter ended February 28, 2002, no health plan contracts were subject to renewal. Three health plan customer contracts representing 1% of the Company’s revenues for the six months ended February 28, 2002 are subject to renewal or termination under the terms of the contracts during the remainder of fiscal 2002. No assurances can be given that the results from contract restructurings or possible terminations at renewal would not have a material negative impact on the Company’s results of operations. On July 1, 2002 lives under management is expected to decrease by 26,000 due to the Company’s decision to exercise an early termination clause in one of its health plan contracts.

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001 and provides annual compensation of $1.0 million per year and the issuance of 75,000 unregistered shares of common stock to Johns Hopkins, of which 37,500 shares vested immediately. The remaining 37,500 shares vest on December 1, 2003.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. Fees under the Company’s hospital contracts are generally fixed-fee and are recorded as services are provided. As of February 28, 2002, the Company had 54 hospital contracts to provide services at 75 hospital sites compared with the 55 contracts at 74 hospital sites as of February 28, 2001. The number of hospital contracts and hospital sites for the period ended February 28, 2001 included an Arthritis and Osteoporosis Care Center contract with a hospital to provide comprehensive arthritis and osteoporosis services. This contract terminated on April 30, 2001.

     Components of changes in the total number of hospital contracts and hospital sites under these contracts for the three and six months ended February 28, 2002 and 2001 are presented below.

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Contracts in effect at beginning of period	55	53	55	51
Contracts signed	—	3	1	6
Contracts discontinued	(1)	(1)	(2)	(2)

Contracts in effect at end of period	54	55	54	55

Hospital sites where services are delivered	75	74	75	74

During the three month period ended February 28, 2002, three contracts were renewed for the Company’s hospital-based diabetes treatment centers. During the remainder of fiscal 2002, 15 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the three and six month periods ended February 28, 2002 declined by 7% and 6%, respectively, compared with the same periods in 2001. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Results of Operations

     Revenues for the three and six month periods ended February 28, 2002 increased 60% and 55%, respectively, over the same periods in 2001. This increase in revenues resulted primarily from an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 350,000 lives and 348,000 lives, respectively, for the three and six month periods ended February 28, 2002 from approximately 218,000 lives and 213,000 lives, respectively, for the comparable three and six month periods during the prior year and a contract performance incentive bonus of approximately $1.0 million recognized during the second quarter of fiscal 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2001 and 2002. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts was 16% and 9% greater during the three and six month periods ended February 28, 2002, respectively, than during the prior year periods. This increase in average per member per month revenue occurred primarily as a result of a greater mix of equivalent lives under contracts with higher revenue and service levels in the fiscal 2002 period when compared with the fiscal 2001 period and improved performance under the terms of incentive fee provisions of health plan contracts including a contract performance incentive bonus of approximately $1.0 million recognized during the fiscal 2002 period. Revenues from the Company’s hospital contract operations for the three and six month periods ended February 28, 2002 were 5% and 4%, respectively, less than hospital contract revenues for the comparable periods last year on a higher average number of contracts in operation principally due to rate reductions on certain contract renewals. The Company anticipates that revenues for the remainder of fiscal 2002 will increase over fiscal 2001 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts.

     Cost of services for the three and six month periods ended February 28, 2002 increased 48% and 47%, respectively, compared with the prior fiscal year periods primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company’s health plan contracts and the opening of an additional care enhancement center. Cost of services as a percentage of revenues decreased to 68% and 71%, respectively, for the three and six month periods ended February 28, 2002, compared to 74% for both the three and six month periods in the prior year primarily as a result of improved revenue performance at the Company’s health plan contract operations and the impact of a contract performance incentive bonus of approximately $1.0 million recognized during the second quarter of fiscal 2002. The Company anticipates cost of services will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its new total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for the three and six month periods ended February 28, 2002 increased 41% and 37%, respectively, from the comparable periods in the prior year. The increase for the three and six month periods was primarily attributable to an increase in selling and marketing expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships gained through the acquisition of Empower Health in June 2001, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the three and six month periods ended February 28, 2002 decreased to 11% and 10%, respectively, from 13% and 12%, respectively, for the comparable periods in the prior year primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations and the effect of an approximately $1.0 million contract performance incentive bonus recognized during the second quarter of fiscal 2002. The Company anticipates selling, general and administrative expenses will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased sales and marketing expenses accompanying the Empower Health acquisition, increased support costs required for the Company’s rapidly growing health plan segment, and increased costs associated with the Company’s strategic alliance with Johns Hopkins University and Health System.

     The increase in depreciation and amortization expense to $1.7 million and $3.2 million, respectively, for the three and six month periods ended February 28, 2002 from $1.3 million and $2.5 million for the comparable periods last year principally resulted from increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures associated with enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers offset by the discontinuance of goodwill amortization in the fiscal 2002 period as a result of the adoption of SFAS No. 142. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the development of its new total population care enhancement strategy offset partially by the discontinuance of goodwill amortization.

     The Company’s interest expense of $65,605 and $118,956, respectively, for the three and six month periods ended February 28, 2002 compared to $12,031 and $23,876 for the comparable periods last year resulted from fees related to outstanding letters of credit to support the Company’s requirement to repay fees previously received under two health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company’s income tax expense for the three and six month periods ended February 28, 2002 was $1.7 million and $2.7 million, respectively, compared to $522,000 and $1.0 million for the comparable periods in the prior year. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% in fiscal 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates in fiscal 2001 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily amortization of excess costs over net assets of purchased companies.

Liquidity and Capital Resources

     Operating activities for the six months ended February 28, 2002 generated $5.8 million in cash flow. Investing activities during this period used $5.0 million in cash which consisted of the acquisition of property and equipment primarily associated with enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers, and costs associated with the acquisitions of CareSteps and Empower Health. Financing activities for the six months ended February 28, 2002 provided $1.4 million in cash proceeds from the exercise of options to purchase the Company’s common stock.

     In December 2001, the Company amended its existing credit agreement with a financial institution to provide borrowing capacity of up to $15.0 million, inclusive of the ability to issue up to $15.0 million of letters of credit. This agreement expires on March 31, 2003. Borrowings under this agreement bear interest at 2.5% above LIBOR, are secured by the Company’s accounts receivable and contract rights and are guaranteed by the Company’s subsidiaries. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain cash and cash equivalents of $5.0 million. As of February 28, 2002, there were no borrowings outstanding under this agreement; however, there were letters of credit outstanding under the agreement totaling approximately $6.9 million to support the Company’s requirement to repay fees previously received under two health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through the expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

     On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The balance sheets and statements of stockholders’ equity have been restated as if the split and increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The authorization enables the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of February 28, 2002, the Company had repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Part II

Item 1.   Legal Proceedings.

     In November 1994, the Company received an administrative subpoena for documents from a regional office of the Office of the Inspector General (“OIG”) of the Department of Health and Human Services in connection with an investigation of a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), formerly Diabetes Treatment Centers of America, Inc., under certain federal Medicare and Medicaid statutes. On February 10, 1995, the Company learned that the federal government had declined to take over and pursue a civil “whistle blower” action brought under seal in June 1994 on behalf of the government by a former employee dismissed by the Company in February 1994. The Company believes that this lawsuit triggered the OIG investigation. The civil suit was filed in June 1994 against the Company, AHSI, and certain named and unnamed medical directors and client hospitals and was kept under seal to permit the government to determine whether to take over the lawsuit. The complaint alleges violations by AHSI, the client hospitals and the medical directors of the federal False Claims Act as a result of alleged violations of the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff seeks treble damages on behalf of the federal government, plus civil penalties. The plaintiff has requested an award of 30% of any judgment plus expenses. Following its review, the government made the determination not to take over the litigation. Accordingly, the complaint was unsealed on February 10, 1995. Various preliminary motions have been filed regarding jurisdictional and pleading matters, resulting in the filing of a number of amended complaints and the dismissal of the Company as a defendant. AHSI continues to be a defendant. The case has been transferred to the United States District Court for the District of Columbia so that the court can coordinate discovery with other qui tam cases in which certain client hospitals and their affiliates are named as defendants. On January 30, 2001, that court ordered the government to file any notice of intervention in each of the consolidated cases on or before March 15, 2001. The government again filed notice indicating that it would not be intervening in AHSI’s case. The case is still in the discovery stage and has not yet been set for trial.

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

Item 2.   Changes in Securities and Use of Proceeds.

     On December 1, 2001, the Company issued 75,000 shares of unregistered common stock to Johns Hopkins University and Health System in connection with a strategic alliance agreement to provide an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. Of these 75,000 shares, 37,500 vested on December 1, 2001 and the remainder vest on December 1, 2003. The issuance was made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

     On December 7, 2001, the Company issued 532,494 shares of unregistered common stock to the former shareholders of Empower Health, Inc. in connection with the merger of Empower Health with and into the Company. The issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

Item 3.   Defaults Upon Senior Securities.

     Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of American Healthways, Inc. was held on January 22, 2002.

(c)	The following proposal was voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Thomas G. Cigarran and Dr. C. Warren Neel as Directors of the Company. The results of the election of the above mentioned nominees were as follows:

	For	Against	Withheld

Thomas G. Cigarran	10,653,304	—	1,494,516
Dr. C. Warren Neel	10,515,837	—	1,631,983

Item 5.   Other Information.

                Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Employment Agreement between the Company and Donald B. Taylor dated February 10, 2002.

10.2	1996 Stock Incentive Plan, as amended

11.	Reconciliation of basic and diluted earnings per share.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated December 7, 2001 was filed during the quarter ended February 28, 2002 reporting a live broadcast of the first quarter conference call to analysts on the Internet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc.

(Registrant)

Date	April 15, 2002	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date	April 15, 2002	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Employment Agreement between the Company and Donald B. Taylor dated February 10, 2002.
10.2	1996 Stock Incentive Plan, as amended
11.	Reconciliation of basic and diluted earnings per share.