Form 10-Q
period 2002-05-31
AMERICAN HEALTHWAYS INC
filed 2002-07-12
CIK 704415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2002

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

Yes   ☒   No   ☐

     As of July 10, 2002 there were outstanding 15,323,574 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I.

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)

	May 31,	August 31,
	2002	2001

Current assets:
Cash and cash equivalents	$16,406,914	$12,375,772
Accounts receivable, net	14,630,174	9,387,089
Other current assets	3,760,280	1,555,643
Deferred tax asset	3,673,000	3,673,000

Total current assets	38,470,368	26,991,504

Property and equipment:
Leasehold improvements	2,991,815	2,521,797
Computer equipment, related software and other equipment	30,603,752	21,060,486

	33,595,567	23,582,283
Less accumulated depreciation	(14,703,975)	(10,216,069)

	18,891,592	13,366,214

Long-term deferred tax asset	1,228,000	1,228,000

Other assets, net	1,940,300	1,720,123

Goodwill	44,628,578	28,194,045

	$105,158,838	$71,499,886

Certain items in prior periods have been reclassified to conform to current classifications.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)

	May 31,	August 31,
	2002	2001

Current liabilities:
Accounts payable	$2,121,840	$1,597,827
Accrued salaries and benefits	7,671,058	5,380,540
Accrued liabilities	2,303,768	2,953,410
Contract billings in excess of earnings	3,082,344	3,092,870
Income taxes payable	509,997	629,373
Current portion of other long-term liabilities	830,304	286,247

Total current liabilities	16,519,311	13,940,267

Long-term debt	611,991	—

Other long-term liabilities	3,544,411	3,443,545

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 40,000,000 shares authorized, 15,276,642 and 14,171,441 shares outstanding	15,277	14,171
Additional paid-in capital	68,438,890	44,601,579
Retained earnings	16,028,958	9,500,324

Total stockholders’ equity	84,483,125	54,116,074

	$105,158,838	$71,499,886

Certain items in prior periods have been reclassified to conform to current classifications.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Revenues	$31,560,756	$18,459,037	$84,482,915	$52,694,304
Cost of services	21,967,430	13,488,721	59,512,729	38,965,444

Gross margin	9,593,326	4,970,316	24,970,186	13,728,860
Selling, general and administrative expenses	3,283,700	2,051,466	8,687,766	5,987,108
Depreciation and amortization	1,834,400	1,393,358	5,007,151	3,888,224
Interest expense	90,679	38,405	209,635	62,281

Income before income taxes	4,384,547	1,487,087	11,065,634	3,791,247
Income tax expense	1,798,000	647,000	4,537,000	1,649,000

Net income	$2,586,547	$840,087	$6,528,634	$2,142,247

Basic income per share	$0.17	$0.07	$0.44	$0.17

Fully diluted income per share	$0.16	$0.06	$0.41	$0.16

Weighted average common shares and equivalents
Basic	15,246,226	12,727,391	14,856,633	12,552,008
Fully diluted	16,314,375	13,962,062	16,038,728	13,597,544

Certain items in prior periods have been reclassified to conform to current classifications.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended May 31, 2002

(Unaudited)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total

Balance, August 31, 2001	$14,171	$44,601,579	$9,500,324	$54,116,074
Exercise of stock options	499	1,734,141	—	1,734,640
Tax benefit of option exercises		4,320,843	—	4,320,843
Issuance of stock in conjunction with business acquisitions	532	16,612,402	—	16,612,934
Issuance of stock in conjunction with strategic alliance	75	1,169,925	—	1,170,000
Net income	—	—	6,528,634	6,528,634

Balance, May 31, 2002	$15,277	$68,438,890	$16,028,958	$84,483,125

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended May 31,

	2002	2001

Cash flows from operating activities:
Net income	$6,528,634	$2,142,247
Income tax expense	4,537,000	1,649,000

Income before income taxes	11,065,634	3,791,247
Noncash expenses, revenues, losses and gains included in income:
Depreciation and amortization	5,007,151	3,888,224
Increase in working capital items	(4,640,351)	(1,107,938)
Other noncash transactions	1,124,610	860,681

	12,557,044	7,432,214
Income taxes (net paid)	(335,533)	(936,496)
Increase in other assets	(118,093)	(96,487)
Payments on other long-term liabilities	(301,123)	(546,699)

Net cash flows provided by operating activities	11,802,295	5,852,532

Cash flows from investing activities:
Acquisition of property and equipment	(8,840,305)	(3,666,366)
Business acquisitions	(430,606)	(1,000,000)

Net cash flows used in investing activities	(9,270,911)	(4,666,366)

Cash flows from financing activities:
Exercise of stock options	1,682,672	852,174
Payments of long-term debt	(182,914)	—

Net cash flows provided by financing activities	1,499,758	852,174

Net increase in cash and cash equivalents	4,031,142	2,038,340
Cash and cash equivalents, beginning of period	12,375,772	7,025,277

Cash and cash equivalents, end of period	$16,406,914	$9,063,617

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three and nine month periods ended May 31, 2002 and 2001 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Certain items in prior periods have been reclassified to conform to current classifications.

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

     Summarized financial information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Revenues:
Health plan contracts	$26,932,063	$13,307,246	$70,385,917	$37,685,571
Hospital contracts	4,556,936	5,033,679	13,849,545	14,672,290
Other revenue	71,757	118,112	247,453	336,443

	$31,560,756	$18,459,037	$84,482,915	$52,694,304

Income (loss) before income taxes:
Health plan contracts	$8,231,078	$3,072,003	$20,595,532	$8,686,067
Hospital contracts	1,071,491	1,404,018	3,082,098	3,824,797
Shared support services	(3,915,773)	(2,120,266)	(9,937,895)	(6,223,879)

Total segments	5,386,796	2,355,755	13,739,735	6,286,985
General corporate expenses	(1,002,249)	(868,668)	(2,674,101)	(2,495,738)

	$4,384,547	$1,487,087	$11,065,634	$3,791,247

(3) Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets cease and instead, the carrying value of goodwill and indefinite life intangible assets be evaluated for impairment at least on an annual basis and more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” until the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (discussed below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. The Company elected early adoption of SFAS No. 142 on September 1, 2001, the beginning of its 2002 fiscal year. The adoption of this standard resulted in goodwill no longer being amortized beginning in fiscal 2002. The Company has completed its initial transition impairment assessment as required by SFAS No. 142 and concluded that no impairment of recorded goodwill exists.

     The change in the carrying amount of goodwill for fiscal 2002 is as follows:

	Health Plan	Hospital
	Contracts	Contracts	Total

Carrying value at August 31, 2001	$17,875,563	$10,318,482	$28,194,045
Empower Health contingent shares and acquisition adjustments	16,434,533	—	16,434,533

Carrying value at May 31, 2002	$34,310,096	$10,318,482	$44,628,578

     In connection with the adoption of SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets, consisting principally of non-competition agreements and acquired technology, which are included in other assets on the consolidated balance sheets, are as follows:

	At May 31,	At August 31,
	2002	2001

Gross carrying amount	$1,867,448	$1,991,959
Accumulated amortization	$(750,683)	$(422,431)

     Amortization expense for the three and nine month periods ended May 31, 2002 was $152,681 and $540,514, respectively. Estimated amortization expense for the remainder of fiscal 2002 and the five succeeding years is $149,583, $565,475, $367,182, $23,112, $7,057 and $4,356, respectively.

     The reconciliation of reported net income adjusted for the adoption of SFAS No. 142 is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Net Income:
Reported net income	$2,586,547	$840,087	$6,528,634	$2,142,247
Add back: goodwill amortization	—	95,554	—	286,664

Adjusted net income	$2,586,547	$935,641	$6,528,634	$2,428,911

Basic income per share
Reported net income per share	$0.17	$0.07	$0.44	$0.17
Add back: goodwill amortization	—	—	—	0.02

Adjusted net income per share	$0.17	$0.07	$0.44	$0.19

Fully diluted income per share
Reported net income per share	$0.16	$0.06	$0.41	$0.16
Add back: goodwill amortization	—	0.01	—	0.02

Adjusted net income per share	$0.16	$0.07	$0.41	$0.18

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 144 on its financial position and results of operations.

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

(5) Long-Term Debt

     On May 31, 2002, the Company entered into a new credit agreement with two financial institutions to provide borrowing capacity of up to $27.5 million, inclusive of the ability to issue up to $27.5 million of letters of credit. This agreement expires on May 31, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the Federal Funds rate plus .5% or the banks’ prime lending rate. Substantially all of the Company and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of May 31, 2002, there were no borrowings outstanding under the credit agreement; however, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

(6) Commitments and Contingencies

     Two of the Company’s health plan contracts require the Company to reimburse the health plans up to a specified limit, approximately $14.6 million in the aggregate annually, if the customer’s medical costs increase compared to their baseline year which is adjusted for medical inflation cost trend. One of these contracts, which limits the Company’s exposure to healthcare cost increases to $12 million annually, requires the Company to establish an annual escrow account of $6 million by April 30, 2003. The Company has limited its exposure under this contract by purchasing insurance from an unaffiliated insurer covering the annual amounts in excess of the escrow. The Company typically includes the cost of financial risk instruments such as letters of credit or insurance in its fees.

     Typically, the Company’s fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or cost reduction guarantees. Although the Company has never had a draw on a financial risk instrument, failure to achieve targeted cost reductions could, in certain cases, render a contract unprofitable and could have a material adverse impact on the Company’s results of operations.

(7) Stockholders’ Equity

     On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The consolidated balance sheets and consolidated statements of changes in stockholders’ equity have been restated as if the split and increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001 and provides annual compensation of $1.0 million per year and the issuance of 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

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

     The Company’s Integrated Care Enhancement product line includes programs for members with key chronic diseases, programs for members with conditions of significant health and financial impact and programs for members identified as being at high risk for significant and costly episodes of illness. The product line is supported by a variety of integrated tools and technologies that are designed to deliver the best clinical and financial outcomes to American Healthways’ customers.

     Healthways CardiacSM, Healthways RespiratorySM for COPD and Healthways DiabetesSM are designed to meet the total health care needs of the entire population diagnosed with these conditions, whether or not those needs are related to their chronic disease, through a system of interventions intended to improve patients’ health in the short term and prevent, delay or reduce the severity of long-term complications. Healthways RespiratorySM for asthma provides asthma-specific interventions only and includes a focus on pediatric populations.

     Healthways Impact ConditionsSM addresses the total health care needs of populations diagnosed with health conditions for which research has identified significant gaps in care against published evidence-based medical guidelines, including low back pain, fibromyalgia, acid-related disorders and others. This group of impact conditions affects a significant percentage of the population and provides an opportunity for improvement in health care quality and cost.

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

     As of May 31, 2002, the Company had contracts to provide its services to 21 health plans in 75 markets and also had 56 contracts to provide its services at 77 hospitals.

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

the Company’s ability to renew and/or maintain contracts with its customers under existing terms or to restructure these contracts on terms that would not have a material adverse impact on the Company’s results of operations; the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers; the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company; the Company’s ability to accurately forecast performance during contract negotiations; the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts; the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers; the ability of the Company to effectively integrate new technologies such as those encompassed in its care enhancement initiatives into the Company’s care management information technology platform; the ability of the Company to improve its health plan sales and marketing effectiveness as a result of the integration of Empower Health personnel into its existing management organization; the ability of the Company to implement its care enhancement strategy within the expected cost estimates; the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under health plan contracts; unusual and unforeseen patterns of healthcare utilization by individuals with chronic diseases and conditions in the health plans with which the Company has executed a disease management contract; the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company; the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plan organizations; the impact of litigation involving the Company; the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and general economic conditions. The Company undertakes no obligation to update or revise any such forward-looking statements.

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three and nine months ended May 31, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Health plan contracts	85%	72%	83%	71%
Hospital contracts	15	27	17	28
Other	—	1	—	1

	100%	100%	100%	100%

     The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

Critical Accounting Policies

•	The Company’s accounting policies are described in Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     The Company believes the following accounting policies to be the most critical in understanding the judgments that are involved in preparing its financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.

Revenue Recognition

     Fees under the Company’s hospital contracts are generally fixed-fee and are recorded as services are provided.

     Fees under the Company’s health plan contracts are determined by multiplying a contractually negotiated rate per health plan member per month (PMPM) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”) based on achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 27% of the Company’s health plan revenues recorded during the nine months ended May 31, 2002 are performance-based. A limited number of contracts also provide opportunities for additional incentive fees in excess of the contractual PMPM rate if the Company is able to achieve a higher percentage reduction in the customer’s healthcare costs compared to the baseline year.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive fees, which are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees are recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees are recognized based on contract-to-date performance; additional incentive fees are recognized based on contract-to-date performance to the extent such amounts are considered collectible. The Company determines its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. In the event these interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earnings.

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

Impairment of Intangible Assets and Goodwill

     The Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 on September 1, 2001, the beginning of the 2002 fiscal year, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

     Important factors taken into consideration when evaluating the need for an impairment review include the following:

•	significant underperformance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the Company’s acquired assets or in the Company’s overall business strategy;

•	significant negative industry or economic trends.

     In the event the Company determines that the carrying value of goodwill is impaired based upon an impairment review, the measurement of any impairment is calculated using a fair-value-based goodwill impairment test as required under the provisions of SFAS No. 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between two willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures.

     The Company’s other identifiable intangible assets, such as covenants not to compete and acquired technologies, are amortized on the straight-line method over their estimated useful lives. The Company also assesses the impairment of its other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     In the event the Company determines that the carrying value of other identifiable intangible assets may not be recoverable, the measurement of any impairment is calculated using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

     Future events could cause the Company to conclude that impairment indicators exist and that goodwill and/or other intangible assets associated with its acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Health Plan Contracts

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases that can be provided from one of the Company’s five centralized care enhancement centers to services that also include providing local market resources to address acute episode interventions, as well as coordination of care with local healthcare providers.

     At May 31, 2002, the Company had contracts with 21 health plans to provide disease management services in 75 health plan markets compared with contracts with 17 health plans in 69 markets as of May 31, 2001. The Company reports the number of covered lives serviced under its health plan contracts in terms of “equivalent lives”. Because the Company’s original disease management services were focused on health plan members with diabetes, the equivalent life calculation is based on the fees and average service intensity of a diabetic life. For example, while the average service intensity and fee for a health plan member with cardiac or respiratory disease differs from diabetes, the Company believes that the percent contribution margin is similar.

     Equivalent lives reported as “under management” are health plan members to whom the Company is providing services. Equivalent lives reported in backlog are the estimated number of health plan members for whom services have been contracted but are not yet being provided. The number of equivalent lives under management as well as the backlog of equivalent lives under contract are shown below at May 31, 2002 and 2001.

At May 31,	2002		2001

Equivalent lives under management	485,037		238,137
Equivalent lives in backlog	154,000	*	156,000

Total equivalent lives	639,037		394,137

     *     The backlog increased by an additional 15,000 equivalent lives to 169,000 as a result of a contract expansion executed on June 25, 2002.

     During the three and nine months ended May 31, 2002, approximately 55% and 54%, respectively, of the Company’s revenues were derived from contracts with two health plans. The loss of either of these contracts or a reduction in the profitability of these contracts could have a material adverse impact on the Company’s results of operations.

     During the quarter ended May 31, 2002, the Company entered into an agreement with CIGNA Healthcare to provide chronic obstructive pulmonary disease, asthma and low back pain management services to CIGNA Healthcare members. Also during the quarter ended May 31, 2002, the Company executed a contract with HealthSpring to provide total population care enhancement services. The chart above reflects the approximately 120,000 equivalent lives associated with these contracts.

     During the quarter ended May 31, 2002, one health plan contract was renewed. Two health plan customer contracts representing 1% of the Company’s revenues for the nine months ended May 31, 2002 are subject to renewal or termination under the terms of the contracts during the remainder of fiscal 2002. No assurances can be given that the results from contract restructurings or possible terminations at renewal would not have a material adverse impact on the Company’s results of operations. On July 1, 2002, lives under management decreased by 22,000 due to the Company’s decision to exercise an early termination clause in one of its health plan contracts.

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001 and provides annual compensation of $1.0 million per year and the issuance of 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute care hospitals. Fees under the Company’s hospital contracts are generally fixed-fee and are recorded as services are provided. As of May 31, 2002, the Company had 56 hospital contracts to provide services at 77 hospital sites compared with the 56 contracts at 79 hospital sites as of May 31, 2001.

     Components of changes in the total number of hospital contracts and hospital sites under these contracts for the three and nine months ended May 31, 2002 and 2001 are presented below.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Contracts in effect at beginning of period	54	55	55	51
Contracts signed	3	3	4	9
Contracts discontinued	(1)	(2)	(3)	(4)

Contracts in effect at end of period	56	56	56	56

Hospital sites where services are delivered	77	79	77	79

     During the three month period ended May 31, 2002, no contracts were renewed for the Company’s hospital-based diabetes treatment centers. During the remainder of fiscal 2002, 14 contracts are either subject to expiration if not renewed or have early cancellation provisions that could result in contract termination.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the three and nine month periods ended May 31, 2002 declined by 8% and 7%, respectively, compared with the same periods in 2001. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Results of Operations

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

     Revenues for the three months ended May 31, 2002 increased 71% over the same period in 2001, primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 431,000 lives for the three months ended May 31, 2002 from approximately 218,000 lives for the comparable three month period during the prior year. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2002 and the third and fourth quarters of fiscal 2001. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts was 2% greater during the three month period ended May 31, 2002 than during the comparable prior year period. This increase in average per member per month revenue occurred primarily as a result of improved performance under the terms of performance-based fees and incentive fee provisions of health plan contracts for the three months ended May 31, 2002 compared with the same period in the prior year. Revenues from the Company’s hospital contract operations for the three month period ended May 31, 2002 were 9% less than hospital contract revenues for the comparable period in the prior year principally due to rate reductions on contract renewals and a reduction by one contract in the average number of contracts in effect during the three months ended May 31, 2002 compared to the comparable period in the prior year. The Company anticipates that revenues for the remainder of fiscal 2002 will increase over fiscal 2001 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts.

     Cost of services for the three month period ended May 31, 2002 increased 63% compared with the prior fiscal year period primarily from higher staffing levels associated with increases in the number of equivalent lives enrolled in the Company’s health plan contracts and the opening of an additional care enhancement center in March 2002. Cost of services as a percentage of revenues decreased to 70% for the three month period ended May 31, 2002, compared to 73% for the three month period in the prior year primarily as a result of improved performance at the Company’s health plan operations. The Company anticipates cost of services will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for the three month period ended May 31, 2002 increased 60% from the comparable period in the prior year. The increase for the three month period was primarily due to an increase in selling and marketing expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships gained through the acquisition of Empower Health in June 2001, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the three month period ended May 31, 2002 decreased to 10% from 11% in the prior year period primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations. The Company anticipates selling, general and administrative expenses will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased sales and marketing expenses accompanying the Empower Health acquisition, increased support costs required for the Company’s rapidly growing health plan segment, and increased costs associated with the Company’s strategic alliance with Johns Hopkins University and Health System.

     The increase in depreciation and amortization expense to $1.8 million for the three month period ended May 31, 2002 from $1.4 million for the comparable period in the prior year principally resulted from increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures resulting from enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers offset by the discontinuance of goodwill amortization in the fiscal 2002 period as a result of the adoption of SFAS No. 142. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the development of its new total population care enhancement strategy offset partially by the discontinuance of goodwill amortization.

     The Company’s interest expense of $90,679 for the three month period ended May 31, 2002 compared to $38,405 for the comparable period in the prior year resulted from fees related to outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts.

     The Company’s income tax expense for the three month period ended May 31, 2002 was $1.8 million compared to $647,000 for the comparable period in the prior year. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% in fiscal 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates in fiscal 2001 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily amortization of goodwill.

Nine Months Ended May 31, 2002 Compared to Nine Months Ended May 31, 2001

     Revenues for the nine month period ended May 31, 2002 increased 60%, over the same period in 2001 primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 376,000 lives for the nine months ended May 31, 2002 from approximately 215,000 lives for the comparable nine month period during the prior year, and contract performance incentive bonus revenues of approximately $1.8 million recognized during fiscal 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2001 and 2002. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts was 7% greater during the nine month period ended May 31, 2002 than during the comparable prior year period. This increase in average per member per month revenue occurred primarily as a result of improved performance under the terms of performance-based fees and incentive fee provisions of health plan contracts during the nine months ended May 31, 2002 compared with the same period in the prior year. Revenues from the Company’s hospital contract operations for the nine month period ended May 31, 2002 were 6% less than hospital contract revenues for the comparable period in the prior year principally due to rate reductions on contract renewals. The Company anticipates that revenues for the remainder of fiscal 2002 will increase over fiscal 2001 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts.

     Cost of services for the nine month period ended May 31, 2002 increased 53% compared with the prior fiscal year period primarily from higher staffing levels associated with increases in the number of equivalent lives covered in the Company’s health plan contracts and the opening of an additional care enhancement center in March 2002. Cost of services as a percentage of revenues decreased to 70% for the nine month period ended May 31, 2002, compared to 74% for the nine month period in the prior year primarily as a result of improved revenue performance at the Company’s health plan contract operations and the impact of contract performance incentive bonus revenues of approximately $1.8 million recognized during the nine months ended May 31, 2002. The Company anticipates cost of services will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its new total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for the nine month period ended May 31, 2002 increased 45% from the comparable period in the prior year, primarily due to an increase in selling and marketing expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships gained through the acquisition of Empower Health in June 2001, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the nine month period ended May 31, 2002 decreased to 10% from 11% in the prior year period primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations and the effect of approximately $1.8 million of contract performance incentive bonus revenues recognized during the nine months ended May 31, 2002. The Company anticipates selling, general and administrative expenses will increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of increased sales and marketing expenses accompanying the Empower Health acquisition, increased support costs required for the Company’s rapidly growing health plan segment, and increased costs associated with the Company’s strategic alliance with Johns Hopkins University and Health System.

     The increase in depreciation and amortization expense to $5.0 million for the nine month period ended May 31, 2002 from $3.9 million for the comparable period in the prior year principally resulted from increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures associated with enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers offset by the discontinuance of goodwill amortization in the fiscal 2002 period as a result of the adoption of SFAS No. 142. The Company anticipates depreciation and amortization expense to increase during the remainder of fiscal 2002 compared with fiscal 2001 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the development of its new total population care enhancement strategy offset partially by the discontinuance of goodwill amortization.

     The Company’s interest expense of $209,635 for the nine month period ended May 31, 2002 compared to $62,281 for the comparable period in the prior year resulted from fees related to outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company’s income tax expense for the nine month period ended May 31, 2002 was $4.5 million compared to $1.6 million for the comparable period in the prior year. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% in fiscal 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates in fiscal 2001 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily amortization of goodwill.

Liquidity and Capital Resources

     Operating activities for the nine months ended May 31, 2002 generated $11.8 million in cash flow from operations compared to $5.9 million for the same period in 2001. The increase in operating cash flow activity resulted primarily from additional net income before depreciation and amortization of $5.5 million, and tax benefits received from the exercise of employee stock options of $4.3 million, partially offset by an increase in working capital items, primarily accounts receivable, of $4.6 million. Investing activities during this period used $9.3 million in cash which consisted of the acquisition of property and equipment primarily associated with enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers, and costs associated with the acquisitions of CareSteps and Empower Health. Financing activities for the nine months ended May 31, 2002 provided $1.5 million in cash proceeds primarily from the exercise of options to purchase the Company’s common stock.

     On May 31, 2002, the Company entered into a new credit agreement with two financial institutions to provide borrowing capacity of up to $27.5 million, inclusive of the ability to issue up to $27.5 million of letters of credit. This agreement expires on May 31, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the Federal Funds rate plus .5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain a minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of May 31, 2002, there were no borrowings outstanding under this agreement; however, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts. The Company has never had a draw under an outstanding letter of credit.

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through the expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

     On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The consolidated balance sheets and statement of changes in stockholders’ equity have been restated as if the split and increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. Prior to the expiration of this authorization, the Company repurchased 37,900 shares at a cost of $153,557 pursuant to this authorization.

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

The Company cooperated fully with the OIG in its investigation during 1994 and 1995, and believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the investigation would not have a material adverse impact on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

Item 2.	Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.1	Revolving Credit Agreement between American Healthways, Inc. and SunTrust Bank as Administrative Agent dated May 31, 2002. (The schedules and exhibits to this agreement are omitted pursuant to SEC regulations but will be provided supplementary to the Commission upon request.)

	10.2	Form of Revolving Credit Note.

	10.3	Form of Subsidiary Guaranty Agreement between American Healthways, Inc. and SunTrust Bank as Administrative Agent.

	11.	Reconciliation of basic and diluted earnings per share.

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated March 14, 2002 was filed during the quarter ended May 31, 2002 reporting a live broadcast of the second quarter conference call to analysts on the Internet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc. (Registrant)

Date July 12, 2002	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date July 12, 2002	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Vice President and Controller (Principal Accounting Officer)

Exhibit Index

10.1	Revolving Credit Agreement between American Healthways, Inc. and SunTrust Bank as Administrative Agent dated May 31, 2002. (The schedules and exhibits to this agreement are omitted pursuant to SEC regulations but will be provided supplementary to the Commission upon request.)

10.2	Form of Revolving Credit Note.

10.3	Form of Subsidiary Guaranty Agreement between American Healthways, Inc. and SunTrust Bank as Administrative Agent.

11.	Reconciliation of basic and diluted earnings per share.