Form 10-K
period 2002-08-31
AMERICAN HEALTHWAYS INC
filed 2002-11-19
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2002
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

Common Stock – $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of November 11, 2002, 15,417,351 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $314,000,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]        No [   ]

As of February 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the Registrant was approximately $289,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003 are incorporated by reference into Part III of this Form 10-K.

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

     Healthways CardiacSM, Healthways RespiratorySM for chronic obstructive pulmonary disease (“COPD”) and Healthways DiabetesSM are designed to meet the total health care needs of the entire population diagnosed with these conditions, whether or not those needs are related to their chronic disease, through a system of interventions intended to improve patients’ health in the short term and prevent, delay or reduce the severity of long-term complications. Healthways RespiratorySM for asthma provides asthma-specific interventions only and includes a focus on pediatric populations.

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

     My HealthwaysSM Personal Health Management program is designed to create a health care relationship between the health plan and its members, particularly those who have few meaningful ties to the plan, are not significant users of the plan’s health care services and, therefore, comprise the majority of member turnover. My HealthwaysSM also identifies those at the highest risk for costly health care episodes and provides services to help all members, and their physicians, coordinate, integrate and manage their individual health care needs.

     As of August 31, 2002, the Company had contracts to provide its services to 20 health plans in 65 markets and also had 55 contracts to provide its services at 75 hospitals.

     This Annual Report on Form 10-K contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to execute new contracts for health plan disease management services and care enhancement services and to execute new contracts for hospital-based diabetes services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers;
•	the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;
•	the Company’s ability to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation;
•	the ability of the Company to collect contractually earned incentive performance bonuses;
•	the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;
•	the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers;
•	the ability of the Company to effectively integrate new technologies such as those encompassed in its care enhancement initiatives into the Company’s care management information technology platform;
•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;
•	the ability of the Company to implement its care enhancement strategy within expected cost estimates;
•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;
•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;
•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plans;
•	the impact of litigation involving the Company;
•	the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and
•	general economic conditions.

The Company undertakes no obligation to update or revise any such forward-looking statements.

Sources of Revenues

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues from continuing operations for the years ended August 31, 2002, 2001 and 2000:

Year ended August 31,	2002	2001	2000

Health plan contracts	85%	73%	61%
Hospital contracts	15%	26%	38%
Other	0%	1%	1%

	100%	100%	100%

     The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

     For information on the Company’s business segments, see Note 13 of the Notes to the Consolidated Financial Statements.

Health Plan Contracts

     A majority of the Company’s fiscal 2000 through 2002 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for health plan members with chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company believes that a substantial portion of its future revenue growth will continue to result from providing disease management and care enhancement services to health plans. Implementation of the Company’s first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000, the Company signed its first contracts with health plans to deliver its cardiac and respiratory disease programs. During fiscal 2001, the Company announced the launch of its total population care enhancement strategy designed to identify and provide care enhancement services for health plan members identified as having or at risk for developing one or more high-cost diseases or impact conditions. During fiscal 2002, the Company signed and implemented three total-population care enhancement contracts and became the first organization to be accredited by both the National Committee on Quality Assurance and the American Accreditation Healthcare Commission. In October 2002, the Company obtained certification by the Joint Commission on Accreditation of Healthcare Organizations and became the first and only care enhancement provider in the nation to be accredited or certified by all three organizations. The Company’s disease management and care enhancement programs assist enrollees and their health plan’s affiliated health care service providers with specific disease or condition-related care enhancement services. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, assist in ensuring that effective care for the treatment of the disease or condition is provided, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term healthcare costs for these enrollees.

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s six care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local healthcare providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”). The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 26% of the Company’s revenues recorded during the year ended August 31, 2002 were performance-based. A limited number of contracts also provide opportunities for incentive fees in excess of the contractual PMPM rate if the Company is able to achieve an even greater reduction in the customer’s healthcare costs compared to the targeted reduction.

     Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with certain chronic diseases such as diabetes, cardiac disease and respiratory disease as well as certain other medical conditions and to assist in reporting outcomes and costs before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems which it believes meet its information management needs for its disease management and care enhancement services. The Company has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     At August 31, 2002, the Company had contracts with 20 health plans to provide disease management services in 65 health plan markets. The Company reports the number of covered lives serviced under its health plan contracts in terms of “equivalent lives.” Because the Company’s original disease management services were focused on health plan members with diabetes, the equivalent life calculation is based on the fees and average service intensity of a diabetic life. Although the average service intensity and fee for a health plan member with cardiac or respiratory disease differs from diabetes, the Company believes that the percent contribution margin is approximately the same.

     Equivalent lives reported as “under management” are health plan members to whom the Company is providing services. Equivalent lives reported in backlog are the estimated number of health plan members for whom services have been contracted but are not yet being provided. The number of equivalent lives under management as well as the backlog of equivalent lives under contract are shown below at August 31, 2002, 2001 and 2000.

At August 31,	2002	2001	2000

Equivalent lives under management	599,523	349,196	198,916
Equivalent lives in backlog	115,000	14,000	13,000

Total equivalent lives	714,523	363,196	211,916

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five-year strategic alliance agreement was effective December 1, 2001. Pursuant to the terms of the agreement, the Company pays Johns Hopkins annual compensation of $1.0 million per year and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

     In May 2002, the Health Care Advisory Board of the Johns Hopkins Outcomes Verification Program approved the Company’s Healthways CardiacSM and Healthways DiabetesSM care enhancement programs. In September 2002, the Advisory Board approved the Company’s Healthways RespiratorySM care enhancement program for COPD. In approving the Company’s programs, the Advisory Board conducted a comprehensive review of assessment and interventions, materials and content, patient identification and stratification algorithms, support tools and medical guidelines contained in the Company’s diabetes, COPD, coronary artery disease and congestive heart failure programs. The Advisory Board’s evaluations included extensive site visits to the Company’s corporate offices and one of its six care enhancement centers. The Company was the first in the disease management industry to submit its outcomes-based care enhancement programs for independent review.

Hospital Contracts

     The Company’s hospital-based diabetes treatment center business had 55 contracts in effect in 25 states at August 31, 2002. The Company also had a contract to operate one hospital-based arthritis and osteoporosis treatment center during fiscal 2000; this contract was discontinued during fiscal 2001. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

Year ended August 31,	2002	2001	2000

Contracts in effect at beginning of period	55	51	58
Contracts signed	7	11	8
Contracts discontinued	(7)	(7)	(15)

Contracts in effect at end of period	55	55	51

Hospital sites where services are delivered	75	78	66

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but some contracts may also include variable fees based on the Company’s performance. Fixed management fees are recorded as services are provided. Variable fees based upon performance generally provide for payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company’s revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the years ended August 31, 2002 and 2001 declined by 8% and 5%, respectively, compared with the same periods in the prior year. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Business Strategy

     The Company’s strategy is to develop new and expand existing relationships with health plans and hospitals to provide disease management and care enhancement services. The Company anticipates that it will utilize its state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company has added services to its product mix for health plans that extend the Company’s programs beyond a chronic disease focus and provide care enhancement services to individuals identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care management and treatment requirements for these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total healthcare costs. The Company anticipates that significant costs will be incurred during fiscal 2003 due to the expansion of clinical programs, the associated information technology support for these expanded care enhancement initiatives and the opening of additional care enhancement centers and that many of these costs will be incurred prior to the initiation of revenues from new contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

     The Company anticipates that additional disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including per member per month payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

Risk Factors

     In the execution of the Company’s business strategy, its operations and financial condition are subject to certain risks. The primary industry risks are described below, and readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to the Company and is intended only as a summary of certain material factors that impact its operations in the industry in which it operates. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

The Company depends on payments from health plans and hospitals and cost reduction pressure on these entities may adversely affect the Company’s business and results of operations.

     The healthcare industry in which the Company operates is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue and possibly intensify. While the Company believes that its products are geared specifically to assist health plans, hospitals, and employers in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs immediately may have a negative effect in certain circumstances on the ability of or the length of time required by the Company to sign new health plan and hospital contracts as well as on the Company’s ability to retain health plan and hospital contracts. In addition, this focus on cost reduction may result in increased focus from health plan and hospital customers on contract restructurings that reduce the fees paid to the Company for the Company’s services. There can be no assurance that these financial pressures will not have a negative impact on the Company’s health plan and hospital contract operations.

Compliance with new federal and state legislative and regulatory initiatives could require the Company to expend substantial sums acquiring and implementing new information systems, which could adversely affect its results of operations.

     Health plan and hospital customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company’s ability to effectively deliver its services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is one such example. While the Company believes that its ability to obtain patient identifiable medical information for disease management purposes from a health plan with which it has contracted is protected in recently released federal regulations governing medical record confidentiality, state legislation or regulation could preempt federal legislation if it is more restrictive. Although the Company continually monitors the extent to which specific state legislation or regulations may govern the Company’s operations, new federal or state legislation or regulation in this area that restricts the availability of this information to the Company or leaves uncertain whether disease management is an allowable use of patient identifiable medical information would have a material negative impact on the Company’s operations.

Government regulators may interpret current regulations governing the Company’s operations in a manner that negatively impacts the Company’s ability to provide its services.

     Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose the Company to potential civil and criminal litigation regarding the structure of current and past contracts entered into with hospital and health plan customers, such as the civil lawsuit filed against the Company in 1994 as discussed later in this Annual Report on Form 10-K. While the Company believes that its operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations, no assurances can be given that private individuals acting on behalf of the United States government, or government enforcement agencies themselves, will not pursue a claim against the Company under a new or differing interpretation of these statutes and regulations in return for a portion of potential penalties or recoveries obtained from the Company.

The disease management and care enhancement industry has a lengthy sales cycle for new contracts because it is a relatively new segment of the healthcare industry.

     The disease management and care enhancement industry, which is growing rapidly, is a relatively new segment of the overall healthcare industry and has many entrants marketing various services and products labeled as disease management. The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to demand management services. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle for new health plan contracts.

A large percentage of the Company’s revenues are currently derived from two health plans and the loss of either of these customers or the restructuring of a contract with either customer could have a material adverse effect on the Company’s business and results of operations.

     Because the disease management and care enhancement industry is still relatively new and health plans have only recently entered into disease management contracts, the Company has a significant concentration of its revenues represented by contracts with two health plans, Hawaii Medical Services Association and CIGNA HealthCare, Inc., which collectively accounted for 55% of the Company’s revenues in fiscal 2002. Although the Company believes that the full-year impact of contracts signed in 2002 and anticipated to be signed in 2003 will reduce this revenue concentration, the Company’s results of operations and financial condition would be negatively and materially impacted by the loss or restructuring of a contract with a single large health plan customer.

A failure of the Company’s information systems could adversely affect the Company’s business.

     The disease management industry is dependent on the effective use of information technology. While the Company believes that its state-of-the-art electronic medical record and care enhancement center technology provides it with a competitive advantage in the industry, the Company expects to continually invest in updating and expanding technology and, in some cases, such as those discussed in this Annual Report on Form 10-K, will be required to make systems investments in advance of the generation of revenues from contracts with new health plans. In addition, these system requirements expose the Company to technology obsolescence risks. Accordingly, the Company amortizes its computer software and hardware over periods ranging from three to five years.

The Company’s inability to perform well in response to its contracted diseases or impact conditions could have a material adverse effect on the Company.

     The Company’s health plan growth strategy focuses on the development of care enhancement programs to address chronic diseases and medical conditions, as well as the overall health of all enrollees of a health plan. While the Company has considerable experience in care enhancement efforts with a broad range of medical conditions, most of the Company’s existing health plan contracts address the healthcare needs of enrollees with only one or two diseases. Because the Company’s new care enhancement programs will address all the healthcare needs of enrollees who are identified as having or being at risk for developing one or more of 27 diseases or impact conditions, many of these programs have recently been implemented by the Company and will involve additional risks of execution and performance.

The Company depends on the timely receipt of accurate data from its health plan customers and the accuracy of its analysis of such data. Incomplete or inaccurate data from these customers or flawed analysis of such data could adversely affect the Company’s results of operations.

     The determination of which health plan members are eligible to receive the Company’s services and the measurement of the Company’s performance under its health plan contracts are highly dependent upon the timely receipt of accurate data from its health plan customers and the accuracy of the analysis of such data. Data acquisition, data quality control and data analysis are complex processes subject to error. Untimely, incomplete or inaccurate data from the Company’s health plan customers or flawed analysis of such data could have a material adverse impact on the Company’s revenues.

The Company’s revenues are subject to seasonal pressure from the enrollment processes of its contracted health plans.

     The membership enrollment and disenrollment processes of the Company’s health plan customers can result in a seasonal reduction in lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of covered lives under management as of December 31. Although these decisions may also result in a gain in enrollees, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of healthcare claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of covered lives of between 5% and 7% on December 31 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues in its second fiscal quarter.

     Another potential seasonal impact on covered lives could include a decision by a Medicare HMO to withdraw coverage altogether or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, the Company has experienced minimal covered life disenrollment from such a decision.

The Company faces competition for staffing, which may increase its labor costs and reduce profitability.

     The Company competes with other healthcare providers in recruiting qualified management and staff personnel for the day-to-day operations of its business and care enhancement centers, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. Because a significant percentage of the Company’s existing contracts consist of a fixed fee per disease member, the Company’s ability to pass along increased labor costs to existing customers is constrained. The failure of the Company to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs could have a material adverse effect on profitability.

The Company’s stock price and trading volume may be volatile.

     Stock prices of healthcare companies and the Company’s stock price in particular may be volatile. The stock’s volatility may be influenced by the market’s perceptions of the healthcare sector in general, or other companies believed to be similar to the Company or by the market’s perception of the Company’s operations and future prospects. Many of these perceptions are beyond the ability of the Company to control. In addition, the Company’s stock is not heavily traded, and therefore the ability to achieve relatively quick liquidity without a negative impact on the stock price may be limited.

Operating Contract Renewals

     The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to five years with some contracts providing for early termination by the health plan under certain conditions. Because the disease management industry is relatively new and the Company’s contracts were some of the first large-scale contracts to be executed with health plans for disease management services, the renewal experience for these contracts is limited. No assurances can be given that the results from restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition. During the year ended August 31, 2002, three health plan contracts were scheduled to expire. One of these contracts was extended to fiscal 2003; one contract was renewed; and one contract was renewed and expanded to include additional lives and an additional disease. In addition, one contract not scheduled to expire until 2004 was terminated early by the Company.

     During the fiscal year ending August 31, 2003, five health plan customer contracts representing 5% of the Company’s revenues for fiscal 2002 are scheduled to expire under the terms of the contracts. Three additional contracts representing approximately 2% of the Company’s revenues for fiscal 2002 and which also would have expired under the terms of the contracts during fiscal 2003 were renewed during fiscal 2002 on terms substantially the same as the terms in the original contracts. In addition, four contracts representing 36% of the Company’s revenue in fiscal 2002 are eligible for early termination in fiscal 2003. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

     The Company’s hospital contract revenues are also dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. The terms of these hospital contracts generally range from two to five years with some contracts providing for early termination by the hospital under certain conditions. These contracts are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company’s revenues and profitability. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons including financial problems of the hospital, the consolidation of hospitals in a market, and a hospital’s need to reduce operating costs such as the short-term reduction of costs associated with elimination of the Company’s program.

     During fiscal 2002, 10 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during fiscal 2002, seven hospital contracts were discontinued. The Company had no material continuing obligations or costs associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2003, 19 contracts representing 4% of the Company’s revenues for fiscal 2002 are subject to expiration if not renewed and an additional 13 contracts representing 2% of the Company’s revenues for fiscal 2002 have early cancellation provisions that could result in early contract termination.

Competition

     The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided. Other companies, including major pharmaceutical companies, healthcare providers and organizations that provide services to health plan organizations which may have greater financial, research, staff, and marketing resources than the Company, are marketing diabetes, cardiac and respiratory disease and other care management services to health plans or have announced an intention to offer such services. While the Company believes it has advantages over its competitors because of its state-of-the-art care enhancement center technology linked to its proprietary medical information technology, the comprehensive clinical nature of its product offerings, its established reputation in the provision of care to enrollees with chronic diseases and the financial and clinical outcomes from its health plan programs, there can be no assurance that the Company can compete effectively with these companies.

     Consolidation has been, and may continue to be, an important factor in all aspects of the healthcare industry, including the disease management sector. While the Company believes the size of its membership base provides it with the economies of scale to compete even in a consolidating market, there can be no assurance that the Company can effectively compete with companies formed as a result of industry consolidation.

     The Company’s principal competition for its hospital treatment center business is from hospitals that have basic programs for treating patients with diabetes. Historically, hospitals have not committed the time, personnel or financial resources necessary to establish and maintain comprehensive diabetes treatment services comparable to the services offered by the Company’s diabetes treatment centers; however, no assurance can be made that hospitals will not commit such resources in the future.

Governmental Regulation

     In addition to those regulatory risks presented under the “Risk Factors” above, the Company is impacted by governmental regulation in a number of ways.

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

     Certain professional healthcare employees of the Company, such as nurses, are subject to individual licensing requirements. All of the Company’s healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present such as the professionals located at a care enhancement center. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require the Company to license some of its healthcare professionals in more than one state. The Company is continually monitoring legislative, regulatory and judicial developments in telemedicine; however, no assurance can be provided that new judicial decisions or federal or state legislation or regulations would not increase the requirement for multistate licensing of all care enhancement center health professionals, which would increase the administrative costs of the Company.

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

     In December 2000 and in August 2002, the Department of Health and Human Services issued final privacy regulations, pursuant to HIPAA, which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. The Company will be required to comply with certain aspects of the regulations, and has established a plan and a process for implementing all necessary changes to its business operations by the regulatory compliance date of April 2003. The Company has completed an initial cost assessment for complying with the privacy regulations and does not expect that these regulations will have a material negative impact on the Company’s results of operations and financial condition.

     Various federal and state laws regulate the relationship among providers of healthcare services, other healthcare businesses and physicians. The “fraud and abuse” provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal health care programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). While the Company believes that its business arrangements with its client hospitals, health plans and medical directors are in compliance with these statutes, these fraud and abuse provisions are broadly written, and the full extent of their application is not yet known. The Company is therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

Insurance

     The Company maintains professional malpractice, errors and omissions and general liability insurance for all of its locations and operations. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage is sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance have increased significantly. There can be no assurance that such insurance will continue to be available in adequate amounts or at a reasonable cost. The Company also maintains property and workers compensation insurance for each of its locations with commercial carriers on relatively standard commercial terms and conditions.

Employees

     As of August 31, 2002, the Company had 782 full-time employees and 235 part-time employees in the following general classifications: 660 healthcare professionals, including nurses, counselors and dietitians; 114 on-site management and administrative personnel; and 243 operations support and Company management personnel. The Company’s employees are not subject to any collective bargaining agreement. Management considers the relationship between the Company and its employees to be good.

Item 2. Properties

     The Company’s corporate and primary service support office is located in Nashville, Tennessee and contains approximately 70,000 square feet of office space, which the Company leases pursuant to an agreement which expires in September 2007. As of August 31, 2002, the Company also had office space leases associated with its six care enhancement center locations in Phoenix, Arizona, Nashville, Tennessee, Pittsburgh, Pennsylvania, Honolulu, Hawaii, Eagan, Minnesota, and St. Louis, Missouri for an aggregate of approximately 103,000 square feet of space for terms of three to ten years. All of the Company’s diabetes treatment centers are located in hospital space for which the Company pays no rent.

Item 3. Legal Proceedings

     In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The employee sued the Company and a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and client hospitals. The Company has since been dismissed as a defendant. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

     The Company believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the matter would not have a material adverse impact on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     The following table sets forth certain information regarding executive officers of the Company as of August 31, 2002. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Thomas G. Cigarran	60	Chairman and Chief Executive Officer since September 1988, a director since 1981, President September 1981 until June 2001. Chairman of AmSurg Corp.

Ben R. Leedle	41	President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	52	Executive Vice President, Chief Financial Officer and Secretary since October 2001. Co-founder and Chief Financial Officer of Paragon Ventures Group, Inc. from November 1998 until October 2001. Vice President and Chief Financial Officer of ClinTrials Research, Inc. from December 1996 until November 1998.

Mary D. Hunter	57	Executive Vice President and Chief Operating Officer of the Hospital Group since 2001. Senior Vice President from 1994 until 2001.

Robert E. Stone	56	Executive Vice President since 1999, Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to present.

Donald B. Taylor	44	Executive Vice President since February 2002. Consultant and Advisory Board Member of Brentwood Capital Advisors from July 2001 to present. President of FISI Madison Financial and Benefit Consultants, Inc. (a subsidiary of Cendant Corporation) from September 1997 until June 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)  Market Information

     The Company’s common stock is traded over the counter on The Nasdaq Stock Market under the symbol AMHC.

     The following table sets forth the high and low sales prices per share of common stock as reported by Nasdaq for the relevant periods, restated to reflect the effect of a three-for-two stock split effective November 2001.

	High	Low

Year ended August 31, 2002
First quarter	$34.40	$10.10
Second quarter	37.32	17.90
Third quarter	29.16	15.65
Fourth quarter	25.45	11.25
Year ended August 31, 2001
First quarter	$5.50	$3.67
Second quarter	11.50	5.17
Third quarter	18.00	9.25
Fourth quarter	28.15	17.35

(b)  Holders

     At November 1, 2002, there were approximately 7,900 holders of the Company’s Common Stock, including 155 stockholders of record.

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

Item 6. Selected Financial Data

Year ended and at August 31,	2002	2001	2000	1999	1998

	(In thousands except per share data)
Operating Data: (1)
Revenues	$122,762	$75,121	$53,030	$50,052	$41,167
Cost of services	84,845	55,466	41,232	35,922	30,059

Gross margin	37,917	19,655	11,798	14,130	11,108
Selling, general and administrative expenses	12,726	8,217	7,529	6,643	7,498
Depreciation and amortization	7,271	5,656	3,621	1,805	1,308
Interest	370	115	22	—	1
Spin-off stock option adjustment	—	—	—	—	5,770

	20,367	13,988	11,172	8,448	14,577

Income (loss) before income taxes and discontinued operations	17,550	5,667	626	5,682	(3,469)
Income tax expense (benefit)	7,195	2,510	478	2,365	(1,148)

Income (loss) from continuing operations	10,355	3,157	148	3,317	(2,321)
Discontinued operations	—	—	—	—	57

Net income (loss)	$10,355	$3,157	$148	$3,317	$(2,264)

Basic income (loss) per share: (2)
From continuing operations	$0.69	$0.24	$0.01	$0.27	$(0.19)
From discontinued operations	—	—	—	—	—

	$0.69	$0.24	$0.01	$0.27	$(0.19)

Diluted income (loss) per share: (2)
From continuing operations	$0.64	$0.22	$0.01	$0.25	$(0.19)
From discontinued operations	—	—	—	—	—

	$0.64	$0.22	$0.01	$0.25	$(0.19)

Weighted average common shares and equivalents: (2)
Basic	14,973	12,936	12,403	12,478	12,121
Diluted	16,094	14,059	12,953	13,385	12,121
Balance Sheet Data: (1)
Cash and cash equivalents	$23,924	$12,376	$7,025	$13,501	$13,244
Working capital	24,295	13,051	5,861	14,014	10,859
Total assets	118,017	71,500	45,339	42,381	37,811
Long-term debt	514	—	—	—	—
Other long-term liabilities	3,568	3,444	3,009	2,820	2,446
Stockholders’ equity	88,809	54,116	29,956	30,954	26,606

(1)	Certain items in prior periods have been reclassified to conform to current classifications.
(2)	Restated to reflect effect of November 2001 three-for-two split.

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

     Healthways CardiacSM, Healthways RespiratorySM for chronic obstructive pulmonary disease (“COPD”) and Healthways DiabetesSM are designed to meet the total health care needs of the entire population diagnosed with these conditions, whether or not those needs are related to their chronic disease, through a system of interventions intended to improve patients’ health in the short term and prevent, delay or reduce the severity of long-term complications. Healthways RespiratorySM for asthma provides asthma-specific interventions only and includes a focus on pediatric populations.

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

     My HealthwaysSM Personal Health Management program is designed to create a health care relationship between the health plan and its members, particularly those who have few meaningful ties to the plan, are not significant users of the plan’s health care services and, therefore, comprise the majority of member turnover. My HealthwaysSM also identifies those at the highest risk for costly health care episodes and provides services to help all members, and their physicians, coordinate, integrate and manage their individual health care needs.

     As of August 31, 2002, the Company had contracts to provide its services to 20 health plans in 65 markets and also had 55 contracts to provide its services at 75 hospitals.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to execute new contracts for health plan disease management services and care enhancement services and to execute new contracts for hospital-based diabetes services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers;
•	the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;
•	the Company’s ability to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation;
•	the ability of the Company to collect contractually earned incentive performance bonuses;
•	the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;
•	the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers;
•	the ability of the Company to effectively integrate new technologies such as those encompassed in its care enhancement initiatives into the Company’s care management information technology platform;
•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;
•	the ability of the Company to implement its care enhancement strategy within expected cost estimates;
•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;
•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;
•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plans;
•	the impact of litigation involving the Company;
•	the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and
•	general economic conditions.

     The Company undertakes no obligation to update or revise any such forward-looking statements.

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues from continuing operations for the years ended August 31, 2002, 2001 and 2000:

Year ended August 31,	2002	2001	2000

Health plan contracts	85%	73%	61%
Hospital contracts	15%	26%	38%
Other	0%	1%	1%

	100%	100%	100%

     The Company believes that a substantial portion of its future revenue growth will result from health plan customer contracts.

     For information on the Company’s business segments, see Note 13 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

     The Company’s accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

     Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”). The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 26% of the Company’s revenues recorded during the year ended August 31, 2002 were performance-based. A limited number of contracts also provide opportunities for incentive fees in excess of the contractual PMPM rate if the Company is able to achieve an even greater reduction in the customer’s healthcare costs compared to the targeted reduction.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive fees which are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees are recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees are recognized based on performance-to-date in the contract year; additional incentive fees are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, as appropriate, for billing adjustments at contract reconciliation and for the collectibility of incentive fees (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earnings. The Company would reverse revenues previously recognized only in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

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

     Future events could cause the Company to conclude that impairment indicators exist and that goodwill and/or other intangible assets associated with its acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Health Plan Contracts

     A majority of the Company’s fiscal 2000 through 2002 revenues were generated from programs that are designed to assist health plans in reducing healthcare costs and improving the quality of care for health plan members with chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company believes that a substantial portion of its future revenue growth will continue to result from providing disease management and care enhancement services to health plans. Implementation of the Company’s first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal

2000, the Company signed its first contracts with health plans to deliver its cardiac and respiratory disease programs. During fiscal 2001, the Company announced the launch of its total population care enhancement strategy designed to identify and provide care enhancement services for health plan members identified as having or at risk for developing one or more high-cost diseases or impact conditions. During fiscal 2002, the Company signed and implemented three total-population care enhancement contracts and became the first organization to be accredited by both the National Committee on Quality Assurance and the American Accreditation Healthcare Commission. In October 2002, the Company obtained certification by the Joint Commission on Accreditation of Healthcare Organizations and became the first and only care enhancement provider in the nation to be accredited or certified by all three organizations. The Company’s disease management and care enhancement programs assist enrollees and their health plan’s affiliated health care service providers with specific disease or condition-related care enhancement services. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, assist in ensuring that effective care for the treatment of the disease or condition is provided, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term healthcare costs for these enrollees.

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s six care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local healthcare providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”). The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 26% of the Company’s revenues recorded during the year ended August 31, 2002 were performance-based. A limited number of contracts also provide opportunities for incentive fees in excess of the contractual PMPM rate if the Company is able to achieve an even greater reduction in the customer’s healthcare costs compared to the targeted reduction.

     The Company anticipates that additional disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including per member per month payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

     The membership enrollment and disenrollment processes of the Company’s health plan customers can result in a seasonal reduction in lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of covered lives under management as of December 31. Although these decisions may also result in a gain in enrollees, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of healthcare claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of covered lives of between 5% and 7% on December 31 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues in its second fiscal quarter.

     Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with certain chronic diseases such as diabetes, cardiac disease and respiratory disease as well as certain other medical conditions and to assist in reporting outcomes and costs before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems which it believes meet its information management needs for its disease management and care enhancement services. The Company has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     At August 31, 2002, the Company had contracts with 20 health plans to provide disease management services in 65 health plan markets. The Company reports the number of covered lives serviced under its health plan contracts in terms of “equivalent lives.” Because the Company’s original disease management services were focused on health plan members with diabetes, the equivalent life calculation is based on the fees and average service intensity of a diabetic life. Although the average service intensity and fee for a health plan member with cardiac or respiratory disease differs from diabetes, the Company believes that the percent contribution margin is approximately the same.

     Equivalent lives reported as “under management” are health plan members to whom the Company is providing services. Equivalent lives reported in backlog are the estimated number of health plan members for whom services have been contracted but are not yet being provided. The number of equivalent lives under management as well as the backlog of equivalent lives under contract are shown below at August 31, 2002, 2001 and 2000.

At August 31,	2002	2001	2000

Equivalent lives under management	599,523	349,196	198,916
Equivalent lives in backlog	115,000	14,000	13,000

Total equivalent lives	714,523	363,196	211,916

     During the fiscal years ended August 31, 2002, 2001 and 2000, approximately 55%, 43% and 44%, respectively, of the Company’s revenues were derived from contracts with two health plans that each comprised more than 10% of the Company’s revenues for those years. During fiscal 2000, two health plans each comprised more than 10% of the Company’s revenues. During fiscal 2001, one of these health plan contracts was terminated and a contract with a new health plan comprising more than 10% of the Company’s fiscal 2001 revenues was added. During fiscal 2002, the same two health plans as in 2001 each comprised more than 10% of the Company’s revenues. The loss of either of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations and financial condition.

     The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to five years with some contracts providing for early termination by the health plan under certain conditions. Because the disease management industry is relatively new and the Company’s contracts were some of the first large-scale contracts to be executed with health plans for disease management services, the renewal experience for these contracts is limited. No assurances can be given that the results from restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition. During the year ended August 31, 2002, three health plan contracts were scheduled to expire. One of these contracts was extended to fiscal 2003; one contract was renewed; and one contract was renewed and expanded to include additional lives and an additional disease. In addition, one contract not scheduled to expire until 2004 was terminated early by the Company.

     During the fiscal year ending August 31, 2003, five health plan customer contracts representing 5% of the Company’s revenues for fiscal 2002 are scheduled to expire under the terms of the contracts. Three additional contracts representing approximately 2% of the Company’s revenues for fiscal 2002 and which also would have expired under the terms of the contracts during fiscal 2003 were renewed during fiscal 2002 on terms substantially the same as the terms in the original contracts. In addition, four contracts representing 36% of the Company’s revenue in fiscal 2002 are eligible for early termination in fiscal 2003. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five-year strategic alliance agreement was effective December 1, 2001 Pursuant to the terms of the agreement, the Company pays Johns Hopkins annual compensation of $1.0 million per year and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but some contracts may also include variable fees based on the Company’s performance. Fixed management fees are recorded as services are provided. Variable fees based upon performance generally provide for payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company’s revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

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

     The Company’s hospital-based diabetes treatment center business had 55 contracts in effect in 25 states at August 31, 2002. The Company also had a contract to operate one hospital-based arthritis and osteoporosis treatment center during fiscal 2000; this contract was discontinued during fiscal 2001. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

Year ended August 31,	2002	2001	2000

Contracts in effect at beginning of period	55	51	58
Contracts signed	7	11	8
Contracts discontinued	(7)	(7)	(15)

Contracts in effect at end of period	55	55	51

Hospital sites where services are delivered	75	78	66

     During fiscal 2002, 10 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during fiscal 2002, seven hospital contracts were discontinued. The Company had no material continuing obligations or costs associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2003, 19 contracts representing 4% of the Company’s revenues for fiscal 2002 are subject to expiration if not renewed and an additional 13 contracts representing 2% of the Company’s revenues for fiscal 2002 have early cancellation provisions that could result in early contract termination.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the years ended August 31, 2002 and 2001 declined by 8% and 5%, respectively, compared with the same periods in the prior year. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

     The Company’s strategy is to develop new and expand existing relationships with health plans and hospitals to provide disease management and care enhancement services. The Company anticipates that it will utilize its state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company has added services to its product mix for health plans that extend the Company’s programs beyond a chronic disease focus and provide care enhancement services to individuals identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care management and treatment requirements for these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total healthcare costs. The Company anticipates that significant costs will be incurred during fiscal 2003 due to the expansion of clinical programs, the associated information technology support for these expanded care enhancement initiatives and the opening of additional care enhancement centers and that many of these costs will be incurred prior to the initiation of revenues from new contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

     At a Special Meeting of Stockholders on October 25, 2001, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 40,000,000. On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The consolidated balance sheets and consolidated statements of stockholders’ equity have been restated as if the split and the increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average common shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

Results of Operations

FISCAL 2002 COMPARED TO FISCAL 2001

     Revenues for fiscal 2002 increased $47.6 million or 63% from fiscal 2001 primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 420,000 for 2002 from approximately 234,000 for 2001 and contract performance incentive bonus revenues of approximately $4.6 million recognized during fiscal 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2001 and 2002. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts was 6% greater during 2002 than for 2001. This increase in average per member per month revenue occurred primarily as a result of improved performance under the terms of performance-based fees and incentive fee provisions of health plan contracts during the 2002 period compared with 2001. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts. Revenues from the Company’s hospital contract operations for 2002 were 7% less than 2001 principally due to rate reductions on contract renewals partially offset by a slightly higher average number of contracts in operation during 2002 compared with 2001. Average revenue per hospital contract was approximately 8% lower in 2002 than in 2001 due primarily to contract fee reductions and lower average fees on new contracts in 2002. The Company anticipates that revenues for fiscal 2003 will increase over fiscal 2002 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

     Cost of services for fiscal 2002 increased $29.4 million or 53% from fiscal 2001 primarily due to higher staffing levels associated with increases in the number of equivalent lives covered in the Company’s health plan contracts, the opening of an additional care enhancement center in March 2002 as well as increased employee incentive compensation associated with improved operating performance compared with the prior fiscal year. Cost of services as a percentage of revenues decreased to 69% for 2002, compared to 74% for 2001 primarily as a result of improved revenue performance at the Company’s health plan contract operations. The Company anticipates that cost of services for fiscal 2003 will increase over fiscal 2002 cost of services primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its new total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for fiscal 2002 increased $4.5 million or 55% from fiscal 2001 primarily due to an increase in selling and marketing expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for 2002 decreased to 10% from 11% in the prior year period primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations. The Company anticipates that selling, general and administrative expenses for fiscal 2003 will increase over fiscal 2002 primarily as a result of increased sales and marketing expenses, increased support costs required for the Company’s rapidly growing health plan segment, and increased costs associated with a full year under the Company’s strategic alliance with Johns Hopkins University and Health System.

     Depreciation and amortization expense for fiscal 2002 increased $1.6 million or 29% from fiscal 2001 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers offset by the discontinuance of goodwill amortization in the fiscal 2002 period as a result of the adoption of SFAS No. 142. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis or more frequently if certain indicators are encountered. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company elected early adoption of this statement on September 1, 2001, the beginning of its 2002 fiscal year. As of this date, the Company no longer amortized goodwill. Goodwill amortization expense for the fiscal year ended August 31, 2001 was $0.6 million. The Company anticipates that depreciation and amortization expense for fiscal 2003 will increase over fiscal 2002 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the implementation of its new total population care enhancement strategy.

     The Company’s interest expense was $0.4 million for fiscal 2002 compared to $0.1 million in fiscal 2001. Interest expense for fiscal 2002 increased $0.3 million from fiscal 2001 primarily due to fees related to outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company’s income tax expense for fiscal 2002 was $7.2 million compared to $2.5 million for fiscal 2001. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% in fiscal 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 44% in fiscal 2001 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily amortization of goodwill.

FISCAL 2001 COMPARED TO FISCAL 2000

     Revenues for fiscal 2001 increased $22.1 million or 42% from fiscal 2000 primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 234,000 for 2001 from approximately 143,000 for 2000. This increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2000 and 2001. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts for 2001 was 5% greater than for 2000. This increase in average per member per month revenue occurred primarily as a result of an increase in equivalent lives under higher rate contracts in the fiscal 2001 period when compared with fiscal 2000, improved performance under the terms of performance fee provisions of health plan contracts, revenues recognized during the 2001 periods associated with final settlement and transition services on two health plan contracts that terminated during the second and third quarters of fiscal 2001 and the impact of health plan contract revenue adjustments of approximately $1.2 million recorded in the third quarter of fiscal 2000. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts. Revenues from the Company’s hospital contract operations for 2001 were 4% less than 2000 principally due to rate reductions on contract renewals partially offset by a slightly higher average number of contracts in operation during 2001 as compared with 2000. Average revenue per hospital contract was approximately 5% lower in 2001 than in 2000 due primarily to contract fee reductions and lower average fees on new contracts in 2001.

     Cost of services for fiscal 2001 increased $14.2 million or 35% from fiscal 2000 primarily due to higher staffing levels associated with increases in the number of equivalent lives covered in the Company’s health plan contracts as well as increased employee incentive compensation associated with improved operating performance compared with the prior fiscal year. Cost of services as a percentage of revenues decreased to 74% for 2001, compared to 78% for 2000 primarily as a result of improved revenue performance at the Company’s health plan contract operations offset somewhat by higher staffing levels at its health plan operations and increased employee incentive compensation associated with improved operating performance.

     Selling, general and administrative expenses for fiscal 2001 increased $0.7 million or 9% from fiscal 2000 primarily from higher operating costs due to the growth of the Company’s health plan operations and from the write off of a $250,000 minority interest investment in a small startup cancer care management company in fiscal 2001. Selling, general and administrative expenses as a percentage of revenues for 2001 decreased to 11% from 14% for 2000 primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations partially offset by the write off of the investment in a small startup cancer care management company in fiscal 2001.

     Depreciation and amortization expense for fiscal 2001 increased $2.0 million or 56% from fiscal 2000 primarily due to increased depreciation expense associated with equipment and computer-related capital expenditures for the Company’s health plan operations and the amortization of goodwill and other intangible assets associated with the CareSteps.com, Inc. and Empower Health, Inc. acquisitions in June 2001.

     The Company’s interest expense was $114,516 for fiscal 2001 compared to $22,281 in fiscal 2000. Interest expense for fiscal 2001 increased $92,235 from fiscal 2000 primarily due to fees related to outstanding letters of credit to support the Company’s performance under two health plan contracts.

     The Company’s income tax expense of $2.5 million for fiscal 2001 compared to $0.5 million for fiscal 2000 resulted from increased profitability in 2001 compared to 2000. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rates of 44% in fiscal 2001 and 76% in 2000 are due primarily to the impact of state income taxes and certain non-deductible expenses for income taxes, primarily amortization of goodwill.

Liquidity and Capital Resources

     Operating activities for fiscal 2002 generated $24.1 million in cash flow from operations compared to $10.7 million for the same period in 2001. The increase in operating cash flow activity resulted primarily from additional net income before depreciation and amortization of $8.8 million, and tax benefits received from the exercise of employee stock options of $6.8 million, partially offset by an increase in working capital items of $1.4 million. Investing activities during this period used $14.3 million in cash which consisted of the acquisition of property and equipment primarily associated with enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and expansion of two existing centers, and costs associated with the acquisitions of CareSteps and Empower Health. Financing activities for fiscal 2002 provided $1.7 million in cash proceeds primarily from the exercise of options to purchase the Company’s common stock.

     On May 31, 2002, the Company entered into a new credit agreement with two financial institutions to provide borrowing capacity of up to $27.5 million, inclusive of the ability to issue up to $27.5 million of letters of credit. This agreement expires on May 31, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain a minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of August 31, 2002, there were no borrowings outstanding under the credit agreement; however, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts. The Company has never had a draw under an outstanding letter of credit.

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

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of the expiration of this authorization on March 1, 2002, the Company had repurchased 56,850 shares at a cost of $153,557.

Material Commitments

     The following schedule summarizes the Company’s contractual cash obligations by the indicated period as of August 31, 2002:

	Payments Due By Year Ended August 31,

				2008 and
	2003	2004 - 2005	2006 - 2007	After	Total

Long-term debt (1)	$383,296	$514,187	$—	$—	$897,483
Deferred compensation plan payments	339,728	734,856	793,809	1,501,397	3,369,790
Operating leases	3,021,818	6,238,292	5,425,480	2,282,545	16,968,135
Other commitments (2)	7,250,000	2,000,000	1,000,000	250,000	10,500,000

Total Contractual Cash Obligations	$10,994,842	$9,487,335	$7,219,289	$4,033,942	$31,735,408

(1)  Long-term debt consists of capital lease obligations.

(2)  Other commitments represent a health plan contract requirement to establish an escrow account of $6 million by April 30, 2003 and cash payments in connection with the Company’s strategic alliance agreement with Johns Hopkins University and Health System.

     The Company had $18.9 million of letters of credit outstanding at August 31, 2002 to support its requirement to repay fees under three health plan contracts in the event it does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The letters of credit are renewable annually. The Company has never had a draw under an outstanding letter of credit.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

At August 31,	2002	2001

Current assets:
Cash and cash equivalents (Note 1b)	$23,924,050	$12,375,772
Accounts receivable, net (Note 1c)	20,688,640	9,387,089
Other current assets (Note 1d)	3,495,123	1,555,643
Deferred tax asset (Notes 1h, 3 and 4)	1,313,000	3,673,000

Total current assets	49,420,813	26,991,504

Property and equipment (Note 1e):
Leasehold improvements	3,458,932	2,521,797
Computer equipment, related software and other equipment	35,148,123	21,060,486

	38,607,055	23,582,283
Less accumulated depreciation	(16,801,871)	(10,216,069)

Net property and equipment	21,805,184	13,366,214

Long-term deferred tax asset (Notes 1h, 3 and 4)	942,000	1,228,000

Other assets, net (Notes 1f and 3)	1,410,793	1,720,123

Goodwill (Notes 1g, 2 and 3)	44,438,196	28,194,045

	$118,016,986	$71,499,886

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

At August 31,	2002	2001

Current liabilities:
Accounts payable	$4,268,088	$1,597,827
Accrued salaries and benefits	11,725,520	5,380,540
Accrued liabilities	2,371,747	2,953,410
Contract billings in excess of earnings	5,726,312	3,092,870
Income taxes payable (Notes 1h and 4)	235,273	629,373
Current portion of other long-term liabilities (Note 6)	799,208	286,247

Total current liabilities	25,126,148	13,940,267

Long-term debt	514,187	—

Other long-term liabilities (Note 6)	3,567,725	3,443,545

Commitments and contingencies (Notes 5, 7 and 12)
Stockholders’ equity (Notes 8, 9, and 10)
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 40,000,000 shares authorized, 15,366,232 and 14,171,441 shares outstanding	15,366	14,171
Additional paid-in capital	68,938,626	44,601,579
Retained earnings	19,854,934	9,500,324

Total stockholders’ equity	88,808,926	54,116,074

	$118,016,986	$71,499,886

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended August 31,	2002	2001	2000

Revenues (Note 1i)	$122,762,106	$75,120,888	$53,029,860
Cost of services	84,845,077	55,465,565	41,232,290

Gross margin	37,917,029	19,655,323	11,797,570
Selling, general and administrative expenses	12,726,450	8,217,506	7,528,901
Depreciation and amortization (Note 1)	7,271,257	5,655,815	3,620,305
Interest expense	369,712	114,516	22,281

Income before income taxes	17,549,610	5,667,486	626,083
Income tax expense (Notes 1h and 4)	7,195,000	2,510,000	478,000

Net income	$10,354,610	$3,157,486	$148,083

Basic income per share (Note 1j)	$0.69	$0.24	$0.01

Fully diluted income per share (Note 1j)	$0.64	$0.22	$0.01

Weighted average common shares and equivalents
(Note 1j)
Basic	14,972,736	12,935,979	12,403,428
Fully diluted	16,094,073	14,059,332	12,953,100

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 1999	—	$8,462	$24,750,587	$6,194,755	$30,953,804
Exercise of stock options (Note 9)	—	47	127,455	—	127,502
Stock repurchase (Note 8)	—	(262)	(1,273,219)	—	(1,273,481)
Net income	—	—	—	148,083	148,083

Balance, August 31, 2000	—	8,247	23,604,823	6,342,838	29,955,908
Exercise of stock options (Note 9)	—	447	1,548,055	—	1,548,502
Tax benefit of option exercises (Note 4)	—	—	2,287,248	—	2,287,248
Issuance of stock in conjunction with business acquisitions (Note 3)	—	754	17,166,176	—	17,166,930
Net income	—	—	—	3,157,486	3,157,486
Stock split effective November 2001 (Note 8)	—	4,723	(4,723)	—	—

Balance, August 31, 2001	—	14,171	44,601,579	9,500,324	54,116,074
Exercise of stock options (Note 9)	—	588	2,058,817	—	2,059,405
Tax benefit of option exercises (Note 4)	—	—	4,495,903	—	4,495,903
Issuance of stock in conjunction with business acquisitions (Note 3)	—	532	16,612,402	—	16,612,934
Issuance of stock in conjunction with strategic alliance (Note 8)	—	75	1,169,925	—	1,170,000
Net income	—	—	—	10,354,610	10,354,610

Balance, August 31, 2002	—	$15,366	$68,938,626	$19,854,934	$88,808,926

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended August 31,	2002	2001	2000

Cash flows from operating activities:
Net income	$10,354,610	$3,157,486	$148,083
Income tax expense (Notes 1h and 4)	7,195,000	2,510,000	478,000

Income before income taxes	17,549,610	5,667,486	626,083
Noncash expenses, revenues, losses and gains included in income:
Depreciation and amortization (Note 1)	7,271,257	5,655,815	3,620,305
Decrease (increase) in working capital items	(1,429,973)	281,793	1,808,506
Other noncash transactions	1,823,158	1,000,187	1,041,300

	25,214,052	12,605,281	7,096,194
Income taxes (net paid)	(336,454)	(1,165,219)	(1,021,959)
Increase in other assets	(144,279)	(113,553)	(233,139)
Payments on other long-term liabilities (Note 6)	(636,668)	(605,353)	(281,121)

Net cash flows provided by operating activities	24,096,651	10,721,156	5,559,975

Cash flows from investing activities:
Acquisition of property and equipment	(13,829,460)	(4,719,321)	(10,595,887)
Business acquisitions (Note 3)	(441,996)	(2,154,521)	—

Net cash flows used in investing activities	(14,271,456)	(6,873,842)	(10,595,887)

Cash flows from financing activities:
Exercise of stock options (Note 9)	1,998,580	1,503,181	83,654
Payments of long term-debt	(275,497)	—	—
Investment in unconsolidated subsidiaries	—	—	(250,000)
Stock repurchase (Note 8)	—	—	(1,273,481)

Net cash flows provided by (used in) financing activities	1,723,083	1,503,181	(1,439,827)

Net increase (decrease) in cash and cash equivalents	11,548,278	5,350,495	(6,475,739)
Cash and cash equivalents, beginning of period	12,375,772	7,025,277	13,501,016

Cash and cash equivalents, end of period	$23,924,050	$12,375,772	$7,025,277

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Year ended August 31,	2002	2001	2000

Decrease (increase) in other working capital items excluding income taxes and acquisition costs:
Accounts receivable, net	$(11,301,551)	$(366,339)	$(2,319,682)
Other current assets	(1,939,480)	(89,839)	(225,733)
Accounts payable	2,670,261	(326,250)	828,845
Accrued expenses	6,507,355	2,586,775	277,025
Contract billings in excess of earnings	2,633,442	(1,522,554)	3,248,051

	$(1,429,973)	$281,793	$1,808,506

SUPPLEMENTAL NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
1. Other noncash transactions consist of the following:
Deferred compensation agreements	$888,415	$669,465	$531,785
Stock issued in conjunction with strategic alliance	1,170,000	—	—
Realized loss on investment	—	250,000	—
Write-off of assets for terminated contracts	—	46,776	112,430
Deferred rent payments	(48,214)	(48,214)	341,513
Liability insurance reserves	22,342	—	—
Miscellaneous other	(209,385)	82,160	55,572

	$1,823,158	$1,000,187	$1,041,300

2.	During the years ended August 31, 2002 and 2001, respectively, shares of stock valued at $16,612,934 and $17,166,930 were issued in conjunction with two business acquisitions. (See Note 3.)

3.	Assets valued at $1,172,979 were acquired pursuant to capitalized lease arrangements in fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2002, 2001 and 2000

1.     Summary of Significant Accounting Policies

     The operations of American Healthways, Inc. (the “Company”) consist primarily of American Healthways Services, Inc. (“AHSI”), a wholly-owned subsidiary that is a national provider of disease management and care enhancement services to health plans and hospitals. The Company formerly conducted business as American Healthcorp, Inc. and changed its name in January 2000.

     Certain items in prior periods have been reclassified to conform to current classifications.

     a.     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All material intercompany profits, transactions and balances have been eliminated.

     b.     Cash and Cash Equivalents – Cash and cash equivalents are comprised principally of tax-exempt debt instruments, repurchase agreements, commercial paper and other short-term investments with maturities of less than three months and accrued interest thereon.

     c.     Accounts Receivable – As of August 31, 2002 and 2001, unbilled receivables included in accounts receivable were $5,470,631 and $975,250, respectively. Unbilled receivables primarily represent incentive fees which are billed to customers upon reconciliation of the contract year on which they are earned (typically six to eight months after the end of a contract year).

     d.     Other Current Assets – Other current assets at August 31, 2002 and 2001 are comprised of prepaid expenses, inventories and other receivables.

     e.     Property and Equipment – Property and equipment costs include expenditures that increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 10 years for leasehold improvements, 3 to 5 years for computer software and hardware and 5 to 10 years for furniture and other office equipment.

     f.     Other Assets – Other assets at August 31, 2002 and 2001 principally consist of identifiable intangible assets associated with business acquisitions (see Note 3) as well as net costs incurred in obtaining hospital contracts and long-term notes receivable. These identifiable intangible assets are being amortized over their estimated useful lives (one to three years) and consist primarily of non-competition agreements and acquired technology.

     g.     Goodwill – Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill at August 31, 2002 is comprised of a management buy-out of the Company in August 1988 and also includes costs associated with business acquisitions made in fiscal 2001. The Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on September 1, 2001, the beginning of its 2002 fiscal year. Since the adoption of SFAS No. 142 in September 2001, amortization of goodwill was discontinued, and goodwill is reviewed at least annually for impairment. (See Note 2).

     h.     Income Taxes – The Company files a consolidated federal income tax return which includes all of its wholly-owned subsidiaries and computes its income tax provision under SFAS No. 109, “Accounting for Income Taxes”.

     i.     Revenue Recognition – Fees under the Company’s hospital contracts are generally fixed-fee and are recorded as services are provided.

     Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”). The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 26% of the Company’s revenues recorded during the year ended August 31, 2002 were performance-based. A limited number of contracts also provide opportunities for incentive fees in excess of the contractual PMPM rate if the Company is able to achieve an even greater reduction in the customer’s healthcare costs compared to the targeted reduction.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive fees which are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees are recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees are recognized based on performance-to-date in the contract year; additional incentive fees are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, as appropriate, for billing adjustments at contract reconciliation and for the collectibility of incentive fees (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earnings. The Company would reverse revenues previously recognized only in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

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

     During the fiscal years ended August 31, 2002, 2001 and 2000, approximately 55%, 43% and 44%, respectively, of the Company’s revenues were derived from contracts with two health plans that each comprised more than 10% of the Company’s revenues for those years. During fiscal 2000, two health plans each comprised more than 10% of the Company’s revenues. During fiscal 2001, one of these health plan contracts was terminated and a contract with a new health plan comprising more than 10% of the Company’s fiscal 2001 revenues was added. During fiscal 2002, the same two health plans each comprised more than 10% of the Company’s revenues.

     j.     Net Income Per Share – Net income per share is reported under SFAS No. 128 “Earnings per Share”. The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding.

     k.     Management Estimates – The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Recently Issued Accounting Standards

     Business Combinations

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. The provisions of SFAS No. 141 require all business combinations initiated after June 30, 2001 to be accounted for under the purchase method and prohibit the use of the pooling-of-interest method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS No. 141 did not affect any of the Company’s previously reported amounts included in goodwill or other intangible assets.

     Goodwill

     Effective September 1, 2001, the Company early adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective September 1, 2001, the beginning of the Company’s 2002 fiscal year, and material amounts of recorded goodwill attributable to each of the Company’s segments were tested for impairment by comparing the fair value of each segment with its carrying value (including attributable goodwill). Fair value was estimated using present value techniques based on estimates of cash flows and multiples of earnings and revenues performance measures. These impairment tests are required to be performed at the adoption of SFAS No. 142 and at least annually thereafter. Absent any impairment indicators, the Company performs its annual impairment tests during its fourth quarter, in connection with its annual budgeting process.

     The Company completed its initial impairment test and its fiscal 2002 annual impairment test as required by SFAS No. 142 and concluded that no impairment of goodwill exists.

     The change in the carrying amount of goodwill for fiscal 2002 is as follows:

	Health Plan	Hospital
	Contracts	Contracts	Total

Carrying value at August 31, 2001	$17,875,563	$10,318,482	$28,194,045
Empower Health contingent shares and acquisition adjustments	16,244,151	—	16,244,151

Carrying value at August 31, 2002	$34,119,714	$10,318,482	$44,438,196

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

At August 31,	2002	2001

Gross carrying amount	$1,848,768	$1,991,959
Accumulated amortization	$(830,845)	$(422,431)

     Amortization expense for fiscal 2002, 2001 and 2000 was $679,818, $878,454 and $561,797, respectively. Estimated amortization expense for the five succeeding years is $636,258, $336,430, $32,581, $7,861 and $4,793, respectively.

     The reconciliation of reported net income adjusted for the adoption of SFAS No. 142 is as follows:

Year Ended August 31,	2002	2001	2000

Net income:
Reported net income	$10,355,000	$3,157,486	$148,083
Add back: goodwill amortization	—	562,780	382,219

Adjusted net income	$10,355,000	$3,720,266	$530,302

Basic income per share
Reported net income per share	$0.69	$0.24	$0.01
Add back: goodwill amortization	—	0.04	0.03

Adjusted net income per share	$0.69	$0.28	$0.04

Fully diluted income per share
Reported net income per share	$0.64	$0.22	$0.01
Add back: goodwill amortization	—	0.04	0.03

Adjusted net income per share	$0.64	$0.26	$0.04

     Asset Retirement Obligation

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

     Impairment and Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121,“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long lived assets from continuing and discontinued operations. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

     Leases

     In April 2002, the FASB issued SFAS No. 145, “Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement, among other things, amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to SFAS No. 13 is effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position and results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement rescinds Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 146 will have on its financial position and results of operations.

3.     Business Acquisitions

     In two separate transactions during fiscal 2001, the Company acquired 100% of CareSteps.com, Inc. (“CareSteps”) and 100% of Empower Health, Inc. (“Empower Health”). The Company has integrated CareSteps’ evidence-based, Internet health application and advanced neural network predictive modeling capabilities with the Company’s current care and disease management services. The acquisition of Empower Health provided market research regarding outcomes improvement services, prospective sales opportunities and experienced management to strengthen the Company’s sales and marketing efforts in addition to key strategic relationships. The purchase price paid for the assets acquired in both transactions was $20,082,770 which consisted of cash of $1,000,000, the Company’s common stock valued at $17,166,930 and acquisition costs and assumed liabilities of $1,915,840. The terms of the Empower Health, Inc. agreement and plan of merger dated June 5, 2001, provided for contingent consideration of up to an additional 532,500 shares of common stock to be issued if the average closing price of the Company’s common stock exceeded certain targeted levels from October 1, 2001 to September 30, 2006. On December 3, 2001, those targets were met and the Company issued 532,494 unregistered shares of common stock to the original shareholders of Empower Health, Inc. The value of the shares issued of $16,612,934 was recorded in goodwill.

     The purchase price of the aforementioned acquisitions was assigned as follows:

Working capital	$263,397
Property and equipment	35,528
Deferred tax asset	600,000
Identifiable intangible assets	1,329,836
Goodwill	34,300,275

Acquisition purchase price	$36,529,036

     Had these transactions occurred on September 1, 1999, unaudited pro forma revenues for the years ended August 31, 2001 and 2000 would have been approximately $75,531,000 and $53,030,000, respectively. Unaudited pro forma net income (loss) for the years ended August 31, 2001 and 2000 would have been approximately $607,000 and ($1,941,000), respectively, and pro forma diluted earnings (loss) per share would have been $0.06 and ($0.21), respectively.

4.     Income Taxes

     Income tax expense is comprised of the following:

Year ended August 31,	2002	2001	2000

Current taxes
Federal	$3,921,000	$1,264,000	$10,000
State	628,000	424,000	22,000
Deferred taxes	2,646,000	822,000	446,000

Total	$7,195,000	$2,510,000	$478,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset for the fiscal years ended August 31, 2002 and 2001 are as follows:

At August 31,	2002	2001

Deferred tax assets:
Stock option compensation	$—	$2,267,000
Financial accruals without economic performance	597,000	628,000
Spin-off stock option adjustment	864,000	1,177,000
Deferred compensation	1,605,000	1,234,000
Acquired net operating loss carryforward (Note 2)	536,000	536,000
Capital loss carryforward	97,000	—

	3,699,000	5,842,000
Valuation allowance	(97,000)	—

	3,602,000	5,842,000

Deferred tax liability:
Tax over book depreciation	1,337,000	846,000
Tax over book amortization	10,000	95,000

	1,347,000	941,000

Net deferred tax assets	$2,255,000	$4,901,000

Net current deferred tax assets	$1,313,000	$3,673,000
Net long-term deferred tax assets	942,000	1,228,000

	$2,255,000	$4,901,000

     The Company provided no valuation allowance against deferred tax assets recorded as of August 31, 2001. However, the Company did record a valuation allowance against deferred tax assets as of August 31, 2002 totaling approximately $97,000, as management believes it is more likely than not that the net deferred tax asset related to the capital loss carryforward will not be realized in future tax periods. The Company’s net operating loss carryforwards will begin expiring in year 2019. The change in the Company’s net deferred tax assets for the fiscal year ended August 31, 2001 includes deferred tax assets established in connection with acquisitions and stock option compensation for options that were exercised in calendar 2001 which will not be deductible for tax purposes until fiscal 2002. In fiscal 2002, the Company requested permission from the Internal Revenue Service (“IRS”) to change its accounting method, in accordance with IRS regulations, to deduct stock option compensation for tax purposes in the year that the stock options are exercised. Thus, there is no balance in the deferred tax asset for this item as of August 31, 2002. Finally, for fiscal 2001 and 2002, the tax benefit of stock option compensation, excluding amounts relieving the deferred tax asset described as “Spin-off stock option adjustment”, is recorded as additional paid-in capital.

     The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:

Year ended August 31,	2002	2001	2000

Statutory federal income tax from continuing operations	$5,967,000	$1,927,000	$213,000
State income taxes, less Federal income tax benefit	691,000	304,000	34,000
Change in valuation allowance	97,000	—	—
Amortization of goodwill and certain other intangible assets	80,000	216,000	130,000
Other	360,000	63,000	101,000

Income tax expense	$7,195,000	$2,510,000	$478,000

5.     Long-Term Debt

     On May 31, 2002, the Company entered into a new credit agreement with two financial institutions to provide borrowing capacity of up to $27.5 million, inclusive of the ability to issue up to $27.5 million of letters of credit. This agreement expires on May 31, 2005. Borrowings under this agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of August 31, 2002, there were no borrowings outstanding under the credit agreement; however, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

     Long-term debt at August 31, 2002 consists of computer equipment leased by the Company under capital lease obligations.
See Note 7.

6.     Other Long-Term Liabilities

     The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $3,030,062 and $2,880,010 as of August 31, 2002 and 2001, respectively, net of the current portion of $339,728 and $238,033, respectively. Plan payments required in the five years subsequent to August 31, 2002 for the Company are $339,728, $269,348, $465,508, $688,183 and $105,626.

7.     Leases

     The Company has operating lease agreements principally for its corporate office space and for certain health plan care enhancement centers. The present corporate office lease is for approximately 70,000 square feet and expires September 2007. The health plan care enhancement center leases are for approximately 11,000 to 23,000 square feet each and have terms of three to ten years. Rent expense under lease agreements for the years ended August 31, 2002, 2001 and 2000 was approximately $2,169,000, $1,807,000 and $1,293,000, respectively.

     A summary of the Company’s future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five years following August 31, 2002 is as follows:

	Capital	Operating
Year ending August 31,	Leases	Leases

2003	$423,091	$3,021,818
2004	423,091	3,102,888
2005	110,325	3,135,404
2006	—	2,804,902
2007	—	2,620,579

Total minimum lease payments	956,507	$14,685,591

Less amount representing interest	(59,024)

Present value of net minimum lease payments	897,483
Less current portion	(383,296)

	$514,187

8.     Stockholders’ Equity

     In January 1998, the Company’s Board of Directors authorized the repurchase and cancellation of up to 600,000 shares of the Company’s common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to January 1, 2000. As of the expiration of this authorization on January 1, 2000, the Company had repurchased 542,981 shares at a cost of $2,283,118.

     During March 2000, the Company’s Board of Directors authorized the repurchase of up to 750,000 shares of the Company’s common stock. The authorization enabled the Company to make repurchases from time to time in open market and private transactions prior to March 1, 2002. As of the expiration of this authorization on March 1, 2002, the Company had repurchased 56,850 shares at a cost of $153,557.

     At a Special Meeting of Stockholders on October 25, 2001, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 40,000,000. On October 29, 2001, the Company’s Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend distributed on November 23, 2001 to stockholders of record at the close of business on November 9, 2001. The consolidated balance sheets and consolidated statements of changes in stockholders’ equity have been restated as if the split and increase in authorized shares had occurred on August 31, 2001. Earnings per share, weighted average shares and equivalents and stock option information have been retroactively restated as if the split had occurred at the beginning of the periods presented.

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001. Pursuant to the terms of the agreement, the Company pays Johns Hopkins annual compensation of $1.0 million per year and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

9.     Stock Options

     The Company has several stock option plans under which non-qualified options to purchase the Company’s common stock have been granted. Options under these plans are normally granted at market value at the time of the grant and normally vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 2002, 555,858 shares were reserved for future option grants.

     Stock option activity for the three years ended August 31, 2002 is summarized below:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at August 31, 1999	2,050,158	$3.03
Options granted	746,385	3.68
Options exercised	(57,608)	1.45
Options terminated	(78,107)	3.63

Outstanding at August 31, 2000	2,660,828	$3.21
Options granted	1,004,814	11.41
Options exercised	(664,220)	2.26
Options terminated	(77,916)	4.34

Outstanding at August 31, 2001	2,923,506	$6.21
Options granted	1,122,870	19.09
Options exercised	(587,013)	3.46
Options terminated	(380,914)	16.45

Outstanding at August 31, 2002	3,078,449	$10.17

     The following table summarizes information concerning outstanding and exercisable options at August 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

Less than $3.00	406,199	5.1	$1.94	286,272	$1.61
$3.01 - $4.00	608,605	6.7	3.51	313,717	3.27
$4.01 - $5.00	620,902	5.9	4.38	363,314	4.41
$5.01 - $15.00	677,853	9.3	12.84	80,644	6.23
More than $15.00	764,890	9.1	22.18	139,348	18.98

	3,078,449	7.5	10.17	1,183,295	5.27

     The Company has also reserved 75,000 shares of common stock to be granted as restricted stock as part of the Company’s Board of Directors compensation program of which 48,688 shares have been granted as of August 31, 2002.

     The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123, “Accounting for Stock Based Compensation” in the years ended August 31, 2002, 2001 and 2000 are $10.40, $6.20 and $1.92 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of six and one-half years, a forfeiture rate of 3% and an average risk free interest rate of 4.9%, 5.3% and 6.2% for the years ended August 31, 2002, 2001 and 2000, respectively. The Company also utilized a volatility rate of 56%, 55% and 52% for the years ended August 31, 2002, 2001 and 2000, respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for options granted during the years ended August 31, 2002, 2001 and 2000, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

Year ended August 31,	2002	2001	2000

Net income (loss)
As reported	$10,354,610	$3,157,486	$148,083
Pro forma	$8,523,610	$792,486	$(526,917)
Net income (loss) per fully diluted share
As reported	$0.64	$0.22	$0.01
Pro forma	$0.50	$0.06	$(0.04)

10.     Stockholder Rights Plan

     On June 19, 2000, the Company’s Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share. Each right initially entitles its holder to purchase one one-hundredth of a new Series A preferred share at $21.33, subject to adjustment. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company’s outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s assets or earning power. The rights will expire on June 19, 2010.

11.     Employee Benefits

     The Company has a Section 401(k) Retirement Savings Plan (“Plan”) available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their base compensation as defined in the Plan and are supplemented by Company contributions, which are subject to vesting requirements. Company contributions under the Plan totaled $682,534, $457,970 and $414,318 for the years ended August 31, 2002, 2001 and 2000, respectively.

12.     Commitments and Contingencies

     Two of the Company’s health plan contracts require the Company to reimburse the health plans up to a specified limit, approximately $14.6 million in the aggregate annually, if the customer’s medical costs increase compared to their baseline year which is adjusted for the customer’s medical inflation cost trend. One of these contracts, which limits the Company’s exposure to healthcare cost increases to $12 million annually, requires the Company to establish an annual escrow account of $6 million by April 30, 2003. The Company has limited its exposure under this contract by purchasing insurance from an unaffiliated insurer covering any annual amounts in excess of the escrow. The Company typically includes the cost of instruments such as letters of credit or insurance in its fees to the health plan.

     Typically, the Company’s fees or incentives are higher in contracts with increased financial risk such as those contracts with performance-based fees or guarantees against cost increases. Although the Company has never had a draw on instruments such as letters of credit or insurance due to a failure to achieve targeted cost reductions, such a failure could, in certain cases, render a contract unprofitable and could have a material negative impact on the Company’s results of operations.

     In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The employee sued the Company and a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and client hospitals. The Company has since been dismissed as a defendant. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

     The Company believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the existence of, or the results of, the matter would not have a material adverse impact on the Company, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

13.     Business Segments

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

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes general corporate expenses.

     Summarized financial information by business segment is as follows:

Year ended August 31,	2002	2001	2000

Revenues:
Health plan contracts	$104,250,412	$55,050,687	$32,183,378
Hospital contracts	18,195,465	19,635,812	20,416,807
Other revenue	316,229	434,389	429,675

	$122,762,106	$75,120,888	$53,029,860

Income (loss) before income taxes:
Health plan contracts	$32,837,110	$12,727,687	$4,477,579
Hospital contracts	3,635,471	5,242,427	5,569,057
Shared support services	(14,624,025)	(8,895,011)	(7,099,502)

Total segments	21,848,556	9,075,103	2,947,134
General corporate	(4,298,946)	(3,407,617)	(2,321,051)

	$17,549,610	$5,667,486	$626,083

Depreciation and amortization:
Health plan contracts	$4,587,305	$2,979,705	$1,731,944
Hospital contracts	262,403	214,906	186,073
Shared support services	1,646,964	1,277,793	843,572

Total segments	6,496,672	4,472,404	2,761,589
General corporate	774,585	1,183,411	858,716

	$7,271,257	$5,655,815	$3,620,305

Expenditures for long-lived assets:
Health plan contracts	$5,791,366	$1,845,559	$5,719,951
Hospital contracts	164,216	371,570	203,879
Shared support services	7,448,777	1,264,208	1,581,344

Total segments	13,404,359	3,481,337	7,505,174
General corporate	643,185	1,500,124	3,398,662

	$14,047,544	$4,981,461	$10,903,836

Identifiable assets:
Health plan contracts	$65,877,769	$33,788,041	$15,565,253
Hospital contracts	13,342,252	13,363,484	13,113,338
Shared support services	9,161,306	2,739,227	2,651,835

Total segments	88,381,327	49,890,752	31,330,426
General corporate	27,380,659	16,708,134	11,152,853
Assets not allocated:
Deferred tax assets	2,255,000	4,901,000	2,856,000

	$118,016,986	$71,499,886	$45,339,279

     All of the Company’s operations are in the United States. During the year ended August 31, 2002, revenues of $41.5 million and $25.6 million were derived from contracts with two health plan customers. During the year ended August 31, 2001, revenues of $21.0 million and $10.9 million were derived from contracts with two health plan customers. During the year ended August 31, 2000, revenues of $12.2 million and $11.1 million were derived from contracts with two health plan customers.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
American Healthways, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of American Healthways, Inc. and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthways, Inc. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 16, 2002

Quarterly Financial Information (unaudited):
(In thousands except per share data)

Fiscal 2002	First	Second	Third	Fourth

Revenues	$24,542	$28,380	$31,561	$38,279
Income before income taxes	$2,533	$4,148	$4,385	$6,484
Net income	$1,494	$2,448	$2,587	$3,826
Diluted income per share (1)(2)	$0.10	$0.15	$0.16	$0.24

Fiscal 2001	First	Second	Third	Fourth

Revenues	$16,536	$17,699	$18,459	$22,427
Income before income taxes	$1,152	$1,152	$1,487	$1,876
Net income	$672	$630	$840	$1,015
Diluted income per share (1)(2)	$0.05	$0.05	$0.06	$0.07

(1)  Income per share calculations for each of the quarters was based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(2)  Restated to reflect the effect of a three-for-two stock split effective November 2001.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     Information concerning the directors of the Company is included under the caption “Election of Directors” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

     Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     During fiscal 2002, Mr. Robert E. Stone, Executive Vice President, was late in filing a Form 4 (Statement of Changes in Beneficial Ownership) within the time period required by Section 16(a) of the Securities Exchange Act of 1934. The late filing reported two transactions involving the exercise and hold of Company stock options held by him. In addition, Mr. Alfred Lumsdaine, Vice President and Controller, was late in filing a Form 3. To the best of the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reporting forms submitted to us and on written representations received that no other such forms were required to be filed, these were the only Section 16(a) reporting violations during the year ended August 31, 2002.

Item 11.   Executive Compensation

     Information required by this item is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

     Information required by this item is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 2003, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of this evaluation.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

3.     Exhibits

3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended [incorporated by reference to Exhibit 3.1 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

3.2	Bylaws, as amended

4.1	Article IV of the Company’s Restated Certificate of Incorporation (included in Exhibit 3.1)

10.1	Revolving Credit Agreement between the Company and SunTrust Bank as Administrative Agent dated May 31, 2002 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2002]

10.2	Form of Revolving Credit Note [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2002]

10.3	Form of Subsidiary Guaranty Agreement between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2002]

10.4	Agreement and Plan of Merger, dated April 30, 2001 by and among American Healthways, Inc., CareSteps.com, Inc. and C-Steps Acquisition Company [incorporated by reference to Exhibit 2 to Form 8-K of the Company dated June 6, 2001]

10.5	Agreement and Plan of Merger, dated June 5, 2001 by and among American Healthways, Inc., Empower Health, Inc. and all the stockholders of Empower Health, Inc. [incorporated by reference to Exhibit 2 to Form 8-K of the Company dated June 15, 2001]

Management Contracts and Compensatory Plans

10.6	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran [incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.7	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.8	Employment Agreement dated March 1, 2001 between the Company and David A. Sidlowe [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001]

10.9	Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001]

10.10	Employment Agreement dated June 1, 2001 between the Company and Jeffrey J. Rice, M.D. [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2001]

10.11	Employment Agreement dated June 5, 2001 between the Company and Richard R. Rakowski [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2001]

10.12	Employment Agreement dated September 1, 2000 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.13 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.13	Employment Agreement dated October 1, 2001 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.14 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.14	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001]

10.15	Employment Agreement dated February 10, 2002 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.16	Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]

10.17	Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.18	1991 Employee Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.19	1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.20	1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

10.21	Form of Indemnification Agreement by and among the Company and the Company’s directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.22	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.23	2001 Stock Option Plan for New Employees [incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-70948)]

11	Earnings Per Share Reconciliation

21	Subsidiary List

23	Independent Auditor’s Consent

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated June 3, 2002 was filed during the quarter ended August 31, 2002 reporting a live broadcast of the third quarter conference call to analysts on the Internet.

(c)	Exhibits

Refer to Item 14(a)(3) above.

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HEALTHWAYS, INC.

November 19, 2002	By:	/s/	Thomas G. Cigarran

Thomas G. Cigarran Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas G. Cigarran Thomas G. Cigarran	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2002

/s/ Mary A. Chaput Mary A. Chaput	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2002

/s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr.	President	November 19, 2002

/s/ Alfred Lumsdaine Alfred Lumsdaine	Vice President and Controller (Principal Accounting Officer)	November 19, 2002

/s/ Frank A. Ehmann Frank A. Ehmann	Director	November 19, 2002

/s/ Henry D. Herr Henry D. Herr *	Director	November 19, 2002

/s/ Martin J. Koldyke Martin J. Koldyke	Director	November 19, 2002

/s/ C. Warren Neel C. Warren Neel	Director	November 19, 2002

/s/ William C. O’Neil, Jr. William C. O’Neil, Jr.	Director	November 19, 2002

* Mr. Herr retired as Executive Vice President and Chief Financial Officer in October 2001 and was replaced by Ms. Chaput. Mr. Herr still serves on the Company’s Board of Directors and as a consultant to the Company.

CERTIFICATIONS

I, Thomas G. Cigarran certify that:

1.     I have reviewed this annual report on Form 10-K of American Healthways, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Thomas G. Cigarran

Thomas G. Cigarran Chairman of the Board and Chief Executive Officer

I, Mary A. Chaput, certify that:

1.     I have reviewed this annual report on Form 10-K of American Healthways, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/ Mary A. Chaput

Mary A. Chaput Executive Vice President and Chief Financial Officer