Form 10-Q
period 2002-11-30
AMERICAN HEALTHWAYS INC
filed 2003-01-13
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2002

Commission File Number 000-19364

AMERICAN HEALTHWAYS, INC

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

Yes [X]           No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]           No [  ]

As of January 7, 2003 there were outstanding 15,425,314 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I.

Item 1.      Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)
	November 30,	August 31,
	2002	2002

Current assets:
Cash and cash equivalents	$16,248,948	$23,924,050
Restricted cash and cash equivalents	3,000,000	—
Accounts receivable, net	23,715,000	20,688,640
Other current assets	4,075,422	3,495,123
Deferred tax asset	1,313,000	1,313,000

Total current assets	48,352,370	49,420,813
Property and equipment:
Leasehold improvements	4,268,547	3,458,932
Computer equipment, related software and other equipment	39,200,941	35,148,123

	43,469,488	38,607,055
Less accumulated depreciation	(19,176,634)	(16,801,871)

	24,292,854	21,805,184
Long-term deferred tax asset	942,000	942,000
Other assets, net	1,003,674	1,410,793
Goodwill, net	44,438,196	44,438,196

	$119,029,094	$118,016,986

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	November 30,	August 31,
	2002	2002

Current liabilities:
Accounts payable	$2,016,759	$4,268,088
Accrued salaries and benefits	4,197,981	11,725,520
Accrued liabilities	3,400,647	2,371,747
Contract billings in excess of earnings	8,797,914	5,726,312
Income taxes payable	2,439,301	235,273
Current portion of other long-term liabilities	849,357	799,208

Total current liabilities	21,701,959	25,126,148
Long-term debt	415,031	514,187
Other long-term liabilities	3,837,812	3,567,725
Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 40,000,000 shares authorized, 15,423,540 and 15,366,232 shares outstanding	15,424	15,366
Additional paid-in capital	69,505,281	68,938,626
Retained earnings	23,553,587	19,854,934

Total stockholders’ equity	93,074,292	88,808,926

	$119,029,094	$118,016,986

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,

	2002	2001

Revenues	$37,538,173	$24,542,326
Cost of services	24,626,198	18,185,611

Gross margin	12,911,975	6,356,715
Selling, general and administrative expenses	3,918,122	2,266,222
Depreciation and amortization	2,538,878	1,503,950
Interest expense	185,322	53,351

Income before income taxes	6,269,653	2,533,192
Income tax expense	2,571,000	1,039,000

Net income	$3,698,653	$1,494,192

Basic income per share	$0.24	$0.10

Diluted income per share	$0.23	$0.10

Weighted average common shares and equivalents
Basic	15,396,399	14,372,604
Diluted	16,345,116	15,598,450

Certain items in prior periods have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2002

(Unaudited)

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 2002	$—	$15,366	$68,938,626	$19,854,934	$88,808,926
Exercise of stock options	—	58	214,768	—	214,826
Tax benefit of option exercises	—	—	351,887	—	351,887
Net income	—	—	—	3,698,653	3,698,653

Balance, November 30, 2002	$—	$15,424	$69,505,281	$23,553,587	$93,074,292

See accompanying notes to consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,

	2002	2001

Cash flows from operating activities:
Net income	$3,698,653	$1,494,192
Income tax expense	2,571,000	1,039,000

Income before income taxes	6,269,653	2,533,192
Noncash expenses, revenues, losses and gains included in income:
Depreciation and amortization	2,538,878	1,503,950
Other noncash transactions	550,729	205,440

	9,359,260	4,242,582
Increase in working capital items	(9,285,025)	(570,742)
Income taxes (net paid)	(15,085)	(227,306)
Decrease (increase) in other assets	16,076	(1,293)
Payments on other long-term liabilities	—	(82,916)

Net cash flows provided by operating activities	75,226	3,360,325

Cash flows from investing activities:
Acquisition of property and equipment	(4,862,436)	(2,360,130)
Business acquisitions	—	(320,209)

Net cash flows used in investing activities	(4,862,436)	(2,680,339)

Cash flows from financing activities:
Increase in restricted cash and cash equivalents	(3,000,000)	—
Exercise of stock options	205,969	651,843
Payments of long-term debt	(93,861)	—

Net cash flows provided by (used in) financing activities	(2,887,892)	651,843

Net increase (decrease) in cash and cash equivalents	(7,675,102)	1,331,829
Cash and cash equivalents, beginning of period	23,924,050	12,375,772

Cash and cash equivalents, end of period	$16,248,948	$13,707,601

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)       Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three months ended November 30, 2002 and 2001 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Certain items in prior periods have been reclassified to conform to current classifications.

     Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

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

     Summarized financial information by business segment is as follows:

	Three Months Ended
	November 30,

	2002	2001

Revenues:
Health plan contracts	$33,507,363	$19,760,466
Hospital contracts	3,946,767	4,680,486
Other revenue	84,043	101,374

	$37,538,173	$24,542,326

Income (loss) before income taxes:
Health plan contracts	$11,932,522	$4,836,823
Hospital contracts	752,741	1,042,544
Shared support services	(5,246,263)	(2,719,986)

Total segments	7,439,000	3,159,381
General corporate expenses	(1,169,347)	(626,189)

	$6,269,653	$2,533,192

(3)       Recently Issued Accounting Standards

     Impairment and Disposal of Long-Lived Assets

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

     Leases

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other things, amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 rescinds Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

(4)       Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents represent funds in escrow in connection with contractual requirements (see Note 7).

(5)      Unbilled Receivables

     As of November 30, 2002 and August 31, 2002, unbilled revenues included in accounts receivable were $5.3 million and $5.5 million, respectively. Unbilled receivables primarily represent incentive bonuses which are billed to customers upon settlement of the contract year during which they are earned (typically six to eight months after the end of a contract year).

(6)      Long-Term Debt

     On November 22, 2002, the Company entered into a new credit agreement with three financial institutions. The new agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of November 30, 2002, there were no borrowings outstanding under the credit agreement; however, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

     Long-term debt at November 30, 2002 consists of computer equipment leased by the Company under capital lease obligations.

(7)      Commitments and Contingencies

     Two of the Company’s health plan contracts require the Company to reimburse the health plans up to a specified limit, approximately $14.6 million in the aggregate annually, if the customer’s medical costs increase compared to their baseline year, which is adjusted for the customer’s medical inflation cost trend. One of these contracts, which limits the Company’s exposure to healthcare cost increases to $12.0 million annually, requires the Company to establish an escrow account of $6.0 million to partially guarantee the Company’s ability to pay for healthcare cost increases under this contract. As of November 30, 2002, the Company had funded $3.0 million of the escrow account and is required to fund an additional $3.0 million by April 30, 2003. The Company has limited its exposure under this contract by purchasing insurance from an unaffiliated insurer covering the Company’s obligations for the customer’s medical cost increases in excess of the escrow. The Company typically includes the cost of instruments such as letters of credit or insurance in its fees to the health plan.

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

(8)      Stockholders’ Equity

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

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001. Pursuant to the terms of the agreement, the Company pays Johns Hopkins compensation of $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

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

     Healthways CardiacSM, Healthways RespiratorySM for chronic obstructive pulmonary disease (“COPD”) and Healthways DiabetesSM are designed to meet the total healthcare needs of the entire population diagnosed with these conditions, whether or not those needs are related to their chronic disease, through a system of interventions intended to improve patients’ health in the short term and prevent, delay or reduce the severity of long-term complications. Healthways RespiratorySM for asthma provides asthma-specific interventions only and includes a focus on pediatric populations.

     Healthways Impact ConditionsSM addresses the total healthcare needs of populations diagnosed with health conditions for which research has identified significant gaps in care against published evidence-based medical guidelines, including low back pain, fibromyalgia, acid-related disorders and others. This group of impact conditions affects a significant percentage of the population and provides an opportunity for improvement in healthcare quality and cost.

     My HealthwaysSM Personal Health Management program is designed to create a healthcare relationship between the health plan and its members, particularly those who have few meaningful ties to the plan, are not significant users of the plan’s healthcare services and, therefore, comprise the majority of member turnover. My HealthwaySM also identifies those at the highest risk for costly healthcare episodes and provides services to help all members, and their physicians, coordinate, integrate and manage their individual healthcare needs.

     As of November 30, 2002, the Company had contracts to provide its services to 21 health plans and also had 54 contracts to provide its services at 72 hospitals.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to sign and execute new contracts for health plan disease management services and care enhancement services and to sign and execute new contracts for hospital-based diabetes services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers;

•	the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;

•	the ability of the Company to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation;

•	the Company’s ability to collect contractually earned performance incentive bonuses;

•	the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;

•	the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers;

•	the ability of the Company to effectively integrate new technologies such as those encompassed in its care enhancement initiatives into the Company’s care enhancement information technology platform;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the Company’s ability to implement its care enhancement strategy within expected cost estimates;

•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts;

•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;

•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plans;

•	the impact of litigation involving the Company;

•	the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and

•	general economic conditions.

The Company undertakes no obligation to update or revise any such forward-looking statements.

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three months ended November 30, 2002 and 2001:

	Three Months Ended
	November 30,

	2002	2001

Health plan contracts	89%	80%
Hospital contracts	11%	19%
Other	0%	1%

	100%	100%

     The Company believes that its future revenue growth will result primarily from health plan customer contracts.

Critical Accounting Policies

     The Company’s accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

     Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”) if a targeted percentage reduction in the customer’s healthcare costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 22% of the Company’s revenues recorded during the three months ended November 30, 2002 were performance-based. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to achieve an even greater reduction in the customer’s healthcare costs than the targeted reduction.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive bonuses which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees are recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees are recognized based on performance-to-date in the contract year; additional incentive bonuses are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation and for the collectibility of incentive bonuses (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earnings. The Company would reverse revenues previously recognized only in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

     The contractual settlement process under a contract, which generally is not completed until six to eight months after the end of a contract year, involves reconciliation of healthcare claims and clinical data. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual allowances until agreement is reached with respect to identified issues.

Impairment of Intangible Assets and Goodwill

     The Company elected early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on September 1, 2001, the beginning of the 2002 fiscal year, at which time it ceased amortization of goodwill. In accordance with SFAS No. 142, goodwill acquired is reviewed for impairment by reporting unit on an annual basis or more frequently whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.

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

Health Plan Contracts

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s six care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local healthcare providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”). The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 22% of the Company’s revenues recorded during the three months ended November 30, 2002 were performance-based. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to achieve an even greater reduction in the customer’s healthcare costs compared to the targeted reduction.

     The Company anticipates that additional disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including PMPM payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

     The annual membership enrollment and disenrollment processes of employers from health plans can result in a seasonal reduction in lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of covered lives under management as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign on with the Company’s customers, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of healthcare claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of covered lives of between 5% and 7% on January 1 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues in its second fiscal quarter.

     Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with certain chronic diseases such as diabetes, cardiac disease and respiratory disease as well as certain other medical conditions and to assist in reporting clinical and financial outcomes before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems which it believes meet its information management needs for its disease management and care enhancement services. The Company has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     At November 30, 2002, the Company had contracts with 21 health plans to provide disease management services compared with contracts with 17 health plans at November 30, 2001. The Company reports the number of covered lives serviced under its health plan contracts in terms of “equivalent lives.” Because the Company’s original disease management services were focused on health plan members with diabetes, the equivalent life calculation is based on the fees and average service intensity of a diabetic life. Although the average service intensity and fee for a health plan member with cardiac or respiratory disease differs from diabetes, the Company believes that the percent contribution margin is approximately the same.

     Equivalent lives reported as “under management” are health plan members to whom the Company is providing services. Equivalent lives reported in backlog are the estimated number of health plan members for whom services have been contracted but are not yet being provided. The number of equivalent lives under management as well as the backlog of equivalent lives under contract are shown below at November 30, 2002 and 2001.

At November 30,	2002	2001

Equivalent lives under management	682,159	358,549
Equivalent lives in backlog	90,000	—

Total equivalent lives	772,159	358,549

     The Company is experiencing increasing demand for its health plan customers’ administrative services only (“ASO”) business, which expanded to 90,000 equivalent lives under contract at November 30, 2002 from 49,000 equivalent lives at August 31, 2002. These lives are included in the equivalent lives reported in the table above. ASO business represents lives for which the Company’s health plan customers do not assume risk but provide only administrative claim and health network access services, principally to self-insured employers. Some of the Company’s health plan customers that provide ASO services have recently begun offering the Company’s care enhancement services to their employer customers. The Company’s policy is to not add health plan ASO lives to its backlog until contracts are finalized between the health plan and their employer customers.

     Approximately 71% of the Company’s revenues for the three months ended November 30, 2002 were derived from contracts with three health plans that each comprised more than 10% of the Company’s revenues for that period. The loss of any of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations and financial condition.

     During the three months ended November 30, 2002, the Company entered into an agreement with Principal Financial Group to offer the Company’s care enhancement programs to its ASO customers.

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

     Of the five health plan contracts scheduled to expire in fiscal 2003, one has been extended, one has been expanded and extended and one has been acquired by an existing health plan customer. The remaining two health plan contracts that are scheduled to expire in fiscal 2003 represent less than 1% of the Company’s revenues for the three months ended November 30, 2002. Four health plan contracts, representing approximately 46% of the Company’s revenues in the three months ended November 30, 2002, have contractual terms that allow for early termination. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

     In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate and verify the effectiveness of clinical interventions and their clinical and financial results. This five-year strategic alliance agreement was effective December 1, 2001 Pursuant to the terms of the agreement, the Company pays Johns Hopkins compensation of $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but some contracts may also include variable fees based on the Company’s performance. Fixed management fees are recorded as services are provided. Variable fees based upon performance generally provide for payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and/or quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company’s revenues and profitability. The form of these contracts includes various structures ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

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

     As of November 30, 2002, the Company had 54 hospital contracts to provide services at 72 hospital sites compared with 55 contracts at 78 hospital sites as of November 30, 2001. Components of changes in the total number of hospital contracts and hospital sites under these contracts for the three months ended November 30, 2002 and 2001 are presented below.

	Three Months Ended
	November 30,

	2002	2001

Contracts in effect at beginning of period	55	55
Contracts signed	1	1
Contracts discontinued	(2)	(1)

Contracts in effect at end of period	54	55

Hospital sites where services are delivered	72	78

     During the three months ended November 30, 2002, the Company entered into an agreement with VHA, Inc. (“VHA”) to provide care enhancement programs to its member healthcare organizations. VHA is a cooperative representing more than 2,200 leading community-owned health care organizations and their affiliated physicians. The Company was selected from several organizations to be VHA’s supplier of diabetes and senior services to its member hospitals. Member hospitals will contract individually for these services directly with the Company.

     During the three months ended November 30, 2002, three hospital contracts were renewed. Two of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during the three months ended November 30, 2002, two hospital contracts were discontinued. The Company had no material continuing obligations or costs associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During the remainder of fiscal 2003, 14 hospital contracts representing 2% of the Company’s revenues for the three months ended November 30, 2002 are subject to expiration if not renewed and an additional 14 hospital contracts representing 2% of the Company’s revenues for the three months ended November 30, 2002 have early cancellation provisions.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the three months ended November 30, 2002 declined by 13% compared with the same period in the prior year. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Business Strategy

     The Company’s primary strategy is to develop new and expand existing relationships with health plans to provide disease management and care enhancement services. The Company anticipates that it will utilize its state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company has added services to its product mix for health plans that extend the Company’s programs beyond a chronic disease focus and provide care enhancement services to individuals identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care enhancement and treatment requirements for these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total healthcare costs. The Company anticipates that significant costs will be incurred during the remainder of fiscal 2003 for the enhancement and expansion of clinical programs, the enhancement of information technology support, and the opening of additional care enhancement centers. The Company expects that these costs will be incurred prior to the initiation of revenues from new contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

     The Company’s disease management and care enhancement contracts with health plans are expected to be consistent with its current contract strategy and new contracts will likely take one of several forms, including PMPM payments to the Company, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. Under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

Results of Operations

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

     Revenues for the three months ended November 30, 2002 increased $13.0 million or 53.0% over the three months ended November 30, 2001 primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 638,000 for the three months ended November 30, 2002 from approximately 346,000 lives for the three months ended November 30, 2001 in addition to contract performance incentive bonus revenues of approximately $1.0 million recognized during the three months ended November 30, 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2002. The average revenue per member per month for equivalent lives enrolled under the Company’s health plan contracts for the three months ended November 30, 2002 decreased 8.0% from the three months ended November 30, 2001. This decrease in average per member per month revenue occurred primarily because the Company had insufficient data from certain early stage health plan contracts needed in order to ascertain current performance under performance-based fee structures. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts. Revenues from the Company’s hospital contract operations for the three months ended November 30, 2002 decreased 15.7% from the three months ended November 30, 2001 principally due to rate reductions on contract renewals and a slightly lower average number of contracts in operation. Average revenue per hospital contract for the three months ended November 30, 2002 decreased 13.0% from the three months ended November 30, 2001 principally due to contract fee reductions and lower average fees on new contracts in fiscal 2003. The Company anticipates that total revenues for the remainder of fiscal 2003 will increase over fiscal 2002 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

     Cost of services for the three months ended November 30, 2002 increased $6.4 million or 35.4% over the three months ended November 30, 2001 primarily due to higher staffing levels associated with increases in the number of equivalent lives covered in the Company’s health plan contracts and the opening of care enhancement centers in March 2002 and November 2002. Cost of services as a percentage of revenues decreased to 65.6% for the three months ended November 30, 2002, compared to 74.1% for the three months ended November 30, 2001 primarily as a result of increased capacity utilization, economies of scale, and contract performance incentive bonus revenues of approximately $1.0 million. The Company anticipates that cost of services for the remainder of fiscal 2003 will increase over fiscal 2002 cost of services primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for the three months ended November 30, 2002 increased $1.7 million or 72.9% over the three months ended November 30, 2001 primarily due to an increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the three months ended November 30, 2002 increased to 10.4%, compared to 9.2% for the three months ended November 30, 2001 primarily as a result of the increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships. The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2003 will increase over fiscal 2002 primarily as a result of increased sales and marketing expenses, increased support costs required for the Company’s rapidly growing health plan segment, and increased costs associated with a full year under the Company’s strategic alliance with Johns Hopkins University and Health System.

     Depreciation and amortization expense for the three months ended November 30, 2002 increased $1.0 million or 68.8% over the three months ended November 30, 2001 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities and the addition of two care enhancement centers and expansion of two existing centers since November 30, 2001. The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2003 will increase over fiscal 2002 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the growth and further adoption of its new total population care enhancement programs.

     The Company’s interest expense was $185,322 for the three months ended November 30, 2002 compared to $53,351 for the three months ended November 30, 2001. This increase was primarily due to the write off of certain deferred loan costs associated with the Company’s previous credit facility and an increase in fees related to outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company’s income tax expense for the three months ended November 30, 2002 was $2.6 million compared to $1.0 million for the three months ended November 30, 2001. The increase in the income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for the three months ended November 30, 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

     Operating activities for the three months ended November 30, 2002 generated $0.1 million in cash flow from operations compared to $3.4 million for the three months ended November 30, 2001. The decrease in operating cash flow resulted primarily from a $9.3 million increase in working capital items, primarily due to the payment of accrued salaries and benefits for performance bonuses paid annually in the first quarter of each fiscal year to substantially all Company employees. The increase in working capital items was partially offset by additional income before income taxes, depreciation and amortization of $4.8 million. Investing activities during the three months ended November 30, 2002 used $4.9 million in cash which consisted of the acquisition of property and equipment primarily associated with the new St. Louis care enhancement center and enhancements in the Company’s health plan information technology capabilities. Financing activities for the three months ended November 30, 2002 used $2.9 million in cash primarily to establish an escrow account as required by a health plan contract.

     On November 22, 2002, the Company entered into a new credit agreement with three financial institutions. The new agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of November 30, 2002, there were no borrowings outstanding under the credit agreement; however, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to meet its contractual obligations and to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through the expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

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

Contractual Cash Obligations

     The following schedule summarizes the Company’s contractual cash obligations at November 30, 2002:

	Twelve Months Ended November 30,

				2008 and
	2003	2004 - 2005	2006 - 2007	After	Total

Long-term debt (1)	$388,590	$415,031	$—	$—	$803,621
Deferred compensation plan payments	384,172	805,256	681,292	1,790,560	3,661,280
Operating leases	3,005,756	6,212,913	5,209,782	1,801,126	16,229,577
Other contractual cash obligations (2)	4,000,000	2,000,000	1,000,000	—	7,000,000

Total cyntractual cash obligations	$7,778,518	$9,433,200	$6,891,074	$3,591,686	$27,694,478

(1)	Long-term debt consists of capital lease obligations.

(2)	During the three months ended November 30, 2002, the Company established an escrow account in the amount of $3 million in connection with a health plan contract requirement. Other commitments represent the health plan contract requirement to fund an additional $3 million in this escrow account by April 30, 2003 and cash payments in connection with the Company’s strategic alliance agreement with Johns Hopkins University and Health System.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

     There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Part II

Item 1.      Legal Proceedings.

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

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amended and Restated Revolving Credit Agreement between the Company and SunTrust Bank as Administrative Agent dated November 22, 2002 (the schedules and exhibits to this agreement are omitted pursuant to SEC regulations but will be provided supplementally to the Commission upon request)

10.2	Form of Revolving Credit Note

10.3	Form of Subsidiary Guaranty Agreement between the Company and SunTrust Bank as Administrative Agent

11.	Earnings Per Share Reconciliation

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated September 25, 2002 was filed during the quarter ended November 30, 2002 reporting a live broadcast of the fourth quarter conference call to analysts on the Internet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc.

(Registrant)

Date	January 13, 2003	By	/s/ Mary A. Chaput

Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date	January 13, 2003	By	/s/ Alfred Lumsdaine

Alfred Lumsdaine Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas G. Cigarran certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Healthways, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003
/s/ Thomas G. Cigarran

Thomas G. Cigarran Chairman of the Board and Chief Executive Officer

I, Mary A. Chaput, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Healthways, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003
/s/ Mary A. Chaput

Mary A. Chaput
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Amended and Restated Revolving Credit Agreement between the Company and SunTrust Bank as Administrative Agent dated November 22, 2002 (the schedules and exhibits to this agreement are omitted pursuant to SEC regulations but will be provided supplementally to the Commission upon request)

10.2	Form of Revolving Credit Note

10.3	Form of Subsidiary Guaranty Agreement between the Company and SunTrust Bank as Administrative Agent

11.	Earnings Per Share Reconciliation

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002