Form 10-Q
period 2003-02-28
AMERICAN HEALTHWAYS INC
filed 2003-04-11
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2003

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

Yes [X]          No [  ]

As of April 7, 2003 there were outstanding 15,509,417 shares of the Registrant’s Common Stock, par value $.001 per share.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS
Exhibit Index
EARNINGS PER SHARE RECONCILIATION
CERTIFICATION OF CEO
CERTIFICATION OF CFO

Part I.

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)

	February 28,	August 31,
	2003	2002

Current assets:
Cash and cash equivalents	$26,980,300	$23,924,050
Restricted cash and cash equivalents	3,000,000	—
Accounts receivable, net	25,937,581	20,688,640
Other current assets	4,130,182	3,495,123
Deferred tax asset	1,313,000	1,313,000

Total current assets	61,361,063	49,420,813
Property and equipment:
Leasehold improvements	4,710,861	3,458,932
Computer equipment, related software and other equipment	40,031,073	35,148,123

	44,741,934	38,607,055
Less accumulated depreciation	(20,052,521)	(16,801,871)

	24,689,413	21,805,184
Long-term deferred tax asset	942,000	942,000
Other assets, net	852,559	1,410,793
Goodwill, net	44,438,196	44,438,196

	$132,283,231	$118,016,986

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)

	February 28,	August 31,
	2003	2002

Current liabilities:
Accounts payable	$4,318,374	$4,268,088
Accrued salaries and benefits	5,946,165	11,725,520
Accrued liabilities	2,594,756	2,371,747
Contract billings in excess of earnings	13,984,965	5,726,312
Income taxes payable	1,530,753	235,273
Current portion of long-term liabilities	907,758	799,208

Total current liabilities	29,282,771	25,126,148
Long-term debt	314,506	514,187
Other long-term liabilities	3,858,230	3,567,725
Stockholders’ equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 40,000,000 shares authorized, 15,503,004 and 15,366,232 shares outstanding	15,503	15,366
Additional paid-in capital	70,114,290	68,938,626
Retained earnings	28,697,931	19,854,934

Total stockholders’ equity	98,827,724	88,808,926

	$132,283,231	$118,016,986

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenues	$40,100,600	$28,379,833	$77,638,773	$52,922,159
Cost of services	24,805,674	19,359,688	49,431,872	37,545,299

Gross margin	15,294,926	9,020,145	28,206,901	15,376,860
Selling, general and administrative expenses	3,792,953	3,137,844	7,711,075	5,404,066
Depreciation and amortization	2,662,320	1,668,801	5,201,198	3,172,751
Interest expense	120,309	65,605	305,631	118,956

Income before income taxes	8,719,344	4,147,895	14,988,997	6,681,087
Income tax expense	3,575,000	1,700,000	6,146,000	2,739,000

Net income	$5,144,344	$2,447,895	$8,842,997	$3,942,087

Basic income per share	$0.33	$0.16	$0.57	$0.27

Diluted income per share	$0.31	$0.15	$0.54	$0.25

Weighted average common shares and equivalents
Basic	15,441,733	15,074,051	15,419,066	14,661,837
Diluted	16,339,791	16,326,341	16,342,454	15,900,905

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended February 28, 2003

(Unaudited)

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 2002	$—	$15,366	$68,938,626	$19,854,934	$88,808,926
Exercise of stock options	—	137	456,514	—	456,651
Tax benefit of option exercises	—	—	719,150	—	719,150
Net income	—	—	—	8,842,997	8,842,997

Balance, February 28, 2003	$—	$15,503	$70,114,290	$28,697,931	$98,827,724

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 28,

	2003	2002

Cash flows from operating activities:
Net income	$8,842,997	$3,942,087
Income tax expense	6,146,000	2,739,000

Income before income taxes	14,988,997	6,681,087
Depreciation and amortization	5,201,198	3,172,751
Income taxes (net paid)	(4,131,370)	(311,256)
Increase in working capital items	(3,131,407)	(4,465,446)
Other, net	682,646	677,764

Net cash flows provided by operating activities	13,610,064	5,754,900

Cash flows from investing activities:
Acquisition of property and equipment	(7,756,567)	(4,582,213)
Business acquisitions	—	(371,636)

Net cash flows used in investing activities	(7,756,567)	(4,953,849)

Cash flows from financing activities:
Increase in restricted cash and cash equivalents	(3,000,000)	—
Exercise of stock options	391,771	1,458,829
Payments of long-term debt	(189,018)	(93,870)

Net cash flows provided by (used in) financing activities	(2,797,247)	1,364,959

Net increase in cash and cash equivalents	3,056,250	2,166,010
Cash and cash equivalents, beginning of period	23,924,050	12,375,772

Cash and cash equivalents, end of period	$26,980,300	$14,541,782

Certain items have been reclassified to conform to current classifications.
See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three and six months ended February 28, 2003 and 2002 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

     Certain financial information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

(2) Business Segments

     The Company provides care enhancement and disease management services to health plans and hospitals. The Company’s reportable segments are the types of customers, hospital or health plan, who contract for the Company’s services. The segments are managed separately and the Company evaluates performance based on operating profits of the respective segments. The Company supports both segments with common human resources, clinical, accounting, marketing and information technology resources.

     The accounting policies of the segments are the same as those discussed in the summary of significant accounting policies. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes general corporate expenses.

Summarized financial information by business segment is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenues:
Health plan contracts	$35,767,801	$23,693,388	$69,275,164	$43,453,854
Hospital contracts	4,272,363	4,612,123	8,219,130	9,292,609
Other revenue	60,436	74,322	144,479	175,696

	$40,100,600	$28,379,833	$77,638,773	$52,922,159

Income (loss) before income taxes:
Health plan contracts	$14,147,593	$7,527,631	$26,080,115	$12,364,454
Hospital contracts	1,218,382	968,063	1,971,123	2,010,607
Shared support services	(5,272,385)	(3,302,136)	(10,518,648)	(6,022,122)

Total segments	10,093,590	5,193,558	17,532,590	8,352,939
General corporate expenses	(1,374,246)	(1,045,663)	(2,543,593)	(1,671,852)

	$8,719,344	$4,147,895	$14,988,997	$6,681,087

(3) Recently Issued Accounting Standards

     Leases

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other things, amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 rescinds Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s financial position or results of operations.

     Guarantees

     In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34”. FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires consolidation of variable interest entities (“VIE”) if certain conditions are met. The interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. FIN 46 applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

(4) Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents represent funds in escrow in connection with contractual requirements (see Note 7).

(5) Unbilled Receivables

     As of February 28, 2003 and August 31, 2002, unbilled revenues included in accounts receivable were $4.8 million and $5.5 million, respectively. Unbilled receivables primarily represent incentive bonuses which are billed to customers upon settlement of the contract year during which they are earned (typically six to eight months after the end of a contract year).

(6) Long-Term Debt

     On November 22, 2002, the Company entered into a new credit agreement with three financial institutions. The new agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in

May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. As of February 28, 2003, there were no borrowings outstanding under the credit agreement. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of February 28, 2003, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

     Long-term debt at February 28, 2003 consists of computer equipment leased by the Company under capital lease obligations.

(7) Commitments and Contingencies

     Two of the Company’s health plan contracts require the Company to reimburse the health plans up to a specified limit, approximately $14.6 million in the aggregate annually, if the customer’s medical costs increase compared to their baseline year, which is adjusted for the customer’s medical inflation cost trend. One of these contracts, which limits the Company’s exposure to healthcare cost increases to $12.0 million annually, requires the Company to establish an escrow account of $6.0 million to partially guarantee the Company’s ability to pay for healthcare cost increases under this contract. As of February 28, 2003, the Company had funded $3.0 million of the escrow account and is required to fund an additional $3.0 million by April 30, 2003. The Company has limited its exposure under this contract by purchasing insurance from an unaffiliated insurer covering the Company’s obligations for the customer’s medical cost increases in excess of the escrow. The Company typically includes the cost of instruments such as letters of credit or insurance in its fees to the health plan.

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

(8) Stockholders’ Equity

     In December 2001, the Company established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate and verify the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company and other members of the disease management and care enhancement industries. In addition to a five year funding commitment which began December 1, 2001, additional funding will be generated for this program through research sponsored by outcomes-based health care organizations. Pursuant to the terms of the funding commitment, the Company provides Johns Hopkins compensation of up to $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     American Healthways, Inc. (the “Company”), a corporation formed in 1981, provides specialized, comprehensive care enhancement and disease management services to health plans and hospitals. The Company’s integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information and data. The Company’s integrated care enhancement programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

     The Company’s integrated care enhancement product line includes programs for members with key chronic diseases, programs for members with conditions of significant health and financial impact and programs for members identified as being at high risk for significant and costly episodes of illness. The product line is supported by a variety of integrated tools and technologies that are designed to deliver the best clinical and financial outcomes to the Company’s customers.

     Healthways CardiacSM, Healthways RespiratorySM for chronic obstructive pulmonary disease (“COPD”) and Healthways DiabetesSM are designed to meet the total healthcare needs of those members diagnosed with these conditions, whether or not those needs are related to their chronic disease, through a system of interventions intended to improve patients’ health in the short term and prevent, delay or reduce the severity of long-term complications. Healthways RespiratorySM for asthma provides asthma-specific interventions only and includes a focus on pediatric populations.

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

     My HealthwaysSM Personal Health Management program is designed to create a healthcare relationship between the health plan and its members, particularly those who have few meaningful ties to the plan, are not significant users of the plan’s healthcare services and, therefore, comprise the majority of member turnover. My HealthwaysSM also identifies those at the highest risk for costly healthcare episodes and provides services to help all members and their physicians coordinate, integrate and manage their individual healthcare needs.

     As of February 28, 2003, the Company had contracts to provide its services to 20 health plans and also had 51 contracts to provide its services at 69 hospitals.

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

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three and six months ended February 28, 2003 and 2002:

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Health plan contracts	89%	84%	89%	82%
Hospital contracts	11%	16%	11%	18%

	100%	100%	100%	100%

     The Company believes that its future revenue growth will result primarily from health plan customer contracts.

Critical Accounting Policies

     The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

     Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable to the customer (“performance-based”) if a targeted percentage reduction in the customer’s healthcare costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 21% of the Company’s revenues recorded during the six months ended February 28, 2003 were performance-based and are subject to final reconciliation. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to achieve performance greater than contractual targets.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive bonuses which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees are recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees are recognized based on performance-to-date in the contract year; additional incentive bonuses are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance-based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation and for the collectibility of incentive bonuses (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient or incomplete to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earnings. In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would only reverse revenues previously recognized in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

     The settlement process under a contract, which generally is not completed until six to eight months after the end of a contract year, involves reconciliation of healthcare claims and clinical data. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual allowances until agreement is reached with respect to identified issues.

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

Health Plan Contracts

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s six care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local healthcare providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to five years with provisions for subsequent renewal and typically provide that between 15% and 100% of the Company’s fees may be refundable (“performance-based”). The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 21% of the Company’s revenues recorded during the six months ended February 28, 2003 were performance-based and are subject to final reconciliation. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to achieve performance greater than contractual targets.

     The Company anticipates that future disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including PMPM payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. The Company anticipates that under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

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

     At February 28, 2003, the Company had contracts with 20 health plans consisting of 44 programs to provide disease management services compared with contracts with 20 health plans consisting of 31 programs at February 28, 2002. The Company reports the number of covered lives serviced under its health plan contracts in terms of “equivalent lives.” Because the Company’s original disease management services were focused on health plan members with diabetes, the equivalent life calculation is based on the fees and average service intensity of a diabetic life. Although the average service intensity and fee for a health plan member with cardiac or respiratory disease differs from diabetes, the Company believes that the percent contribution margin is approximately the same.

     Equivalent lives reported as “under management” are health plan members to whom the Company is providing services. Equivalent lives reported in backlog are the estimated number of health plan members for whom services have been contracted but are not yet being provided. The number of equivalent lives under management as well as the backlog of equivalent lives under contract are shown below at February 28, 2003 and 2002.

At February 28,	2003	2002

Equivalent lives under management	703,372	344,506
Equivalent lives in backlog	60,000	170,000

Total equivalent lives	763,372	514,506

     The Company is experiencing increasing demand for its health plan customers’ administrative services only (“ASO”) business. These lives are included in the equivalent lives reported in the table above. ASO business represents lives for which the Company’s health plan customers do not assume risk but provide only administrative claim and health network access services, principally to self-insured employers. Some of the Company’s health plan customers that provide ASO services have recently begun offering the Company’s care enhancement services to their employer customers. The Company does not add health plan ASO lives to its backlog until contracts are finalized between the health plan and their employer customers.

     Approximately 74% and 72% of the Company’s revenues for the three months and six months ended February 28, 2003, respectively, were derived from contracts with three health plans that each comprised more than 10% of the Company’s revenues for that period. The loss of any of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations and financial condition.

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

     Of the five health plan contracts scheduled to expire in fiscal 2003, one has been extended, one has been expanded and extended, and one has been acquired by an existing health plan customer. The remaining two health plan contracts that are scheduled to expire in fiscal 2003 represent less than 1% of the Company’s revenues for the six months ended February 28, 2003. Four health plan contracts, representing approximately 47% of the Company’s revenues in the six months ended February 28, 2003, allow for early termination. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

     In December 2001, the Company established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate and verify the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company and other members of the disease management and care enhancement industries. In addition to a five year funding commitment which began December 1, 2001, additional funding will be generated for this program through research sponsored by outcomes-based health care organizations. Pursuant to the terms of the funding commitment, the Company provides Johns Hopkins compensation of up to $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but some contracts may also include variable fees based on the program’s performance. Fixed management fees are recorded as services are provided. Variable fees based upon performance generally provide for payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and/or quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that have a negative impact on the Company’s revenues and profitability. These contracts are structured in various forms, ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

     Under the terms of its contracts with hospitals, the Company provides the resources that enable the hospital to develop and operate an integrated system of care for patients with diabetes that includes: (1) programs to work with physicians to identify specific objectives for each patient and monitor accomplishment of the objectives during the patient’s stay; (2) clinical interventions for patients with diabetes; (3) an information network service that connects the hospital to the Company’s dedicated nationwide resources; (4) programs for specific activities related to quality improvement, cost reduction and market share increases for patients with diabetes; and (5) programs to monitor the hospital’s performance against quality indicators and processes related to diabetes patients. The Company also provides numerous other services for hospital customers such as outpatient diabetes patient education and follow-up, programs for diabetes during pregnancy and programs for insulin pump therapy, and policies and procedures to help ensure formal recognition of the diabetes program at the hospital by the American Diabetes Association.

     As of February 28, 2003, the Company had 51 hospital contracts to provide services at 69 hospital sites compared with 54 contracts at 75 hospital sites as of February 28, 2002. Components of changes in the total number of hospital contracts and hospital sites under these contracts for the three and six months ended February 28, 2003 and 2002 are presented below.

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Contracts in effect at beginning of period	54	55	55	55
Contracts signed	—	—	1	1
Contracts discontinued	(3)	(1)	(5)	(2)

Contracts in effect at end of period	51	54	51	54

Hospital sites where services are delivered	69	75	69	75

     During the three months ended February 28, 2003, three hospital contracts were renewed. Two of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during the three months ended February 28, 2003, three hospital contracts were discontinued. The Company had no material continuing obligations or costs associated with the termination of any of its client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues will result in a continuation of contract rate reductions and the potential for additional contract terminations. During the remainder of fiscal 2003, nine hospital contracts representing 2% of the Company’s revenues for the six months ended February 28, 2003 are subject to expiration if not renewed and an additional 12 hospital contracts representing 2% of the Company’s revenues for the six months ended February 28, 2003 have early cancellation provisions.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the three and six months ended February 28, 2003 declined by 2% and 8%, respectively, compared with the same period in the prior year. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of, or the length of time required by, the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

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

     The Company’s disease management and care enhancement contracts with health plans are expected to be consistent with its current contract strategy, and new contracts will likely take one of several forms, including PMPM payments to the Company, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. Under most contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

Results of Operations

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

     Revenues for the three months ended February 28, 2003 increased $11.7 million or 41.3% over the three months ended February 28, 2002 primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 693,000 for the three months ended February 28, 2003 from approximately 350,000 lives for the three months ended February 28, 2002, in addition to a $0.5 million increase in contract performance incentive bonus revenues recognized during the three months ended February 28, 2003 compared to the three months ended February 28, 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2002 and 2003. The average revenue PMPM for equivalent lives enrolled under the Company’s health plan contracts for the three months ended February 28, 2003 decreased 23.6% from the three months ended February 28, 2002. This decrease in average PMPM revenue occurred primarily because the Company had insufficient or incomplete data from certain health plan contracts needed to ascertain current performance under performance-based fee structures. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts. Revenues from the Company’s hospital contract operations for the three months ended February 28, 2003 decreased 7.4% from the three months ended February 28, 2002 principally due to rate reductions on contract renewals and a lower average number of contracts in operation offset somewhat by termination fees associated with early hospital contract terminations. Excluding early termination fees, revenues from the Company’s hospital contract operations for the three months ended February 28, 2003 decreased 19.1% from the three months ended February 28, 2002. Average revenue per hospital contract for the three months ended February 28, 2003 decreased 2.4% from the three months ended February 28, 2002 principally due to contract fee reductions and lower average fees on new contracts in fiscal 2003 offset somewhat by termination fees associated with early hospital contract terminations. Excluding early termination fees, average revenue per hospital contract for the three months ended February 28, 2003 decreased 15.3% from the three months ended February 28, 2002. The Company anticipates that total Company revenues for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

     Cost of services for the three months ended February 28, 2003 increased $5.4 million or 28.1% over the three months ended February 28, 2002 primarily due to higher staffing levels associated with increases in the number of equivalent lives covered in the Company’s health plan contracts and the opening of care enhancement centers in March 2002 and November 2002. Cost of services as a percentage of revenues decreased to 61.9% for the three months ended February 28, 2003, compared to 68.2% for the three months ended February 28, 2002 primarily as a result of increased capacity utilization, economies of scale, productivity enhancements and contract performance incentive bonus revenues. The Company anticipates that cost of services for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 cost of services primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for the three months ended February 28, 2003 increased $0.7 million or 20.9% over the three months ended February 28, 2002 primarily due to an increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the three months ended February 28, 2003 decreased to 9.5%, compared to 11.1% for the three months ended February 28, 2002 primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations. The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 primarily as a result of increased sales and marketing expenses and increased support costs required for the Company’s rapidly growing health plan segment.

     Depreciation and amortization expense for the three months ended February 28, 2003 increased $1.0 million or 59.5% over the three months ended February 28, 2002 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of two care enhancement centers and the expansion of the corporate office and one existing center since February 28, 2002. The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the growth and further adoption of its new total population care enhancement programs.

     The Company’s interest expense was $120,309 for the three months ended February 28, 2003 compared to $65,605 for the three months ended February 28, 2002. This increase was primarily due to fees associated with an increase in outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company’s income tax expense for the three months ended February 28, 2003 was $3.6 million compared to $1.7 million for the three months ended February 28, 2002. The increase in income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for the three months ended February 28, 2003 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002

     Revenues for the six months ended February 28, 2003 increased $24.7 million or 46.7% over the six months ended February 28, 2002 primarily due to an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts to approximately 666,000 for the six months ended February 28, 2003 from approximately 348,000 lives for the six months ended February 28, 2002, in addition to a $1.5 million increase in contract performance incentive bonus revenues recognized during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2002 and 2003. The average revenue PMPM for equivalent lives enrolled under the Company’s health plan contracts for the six months ended February 28, 2003 decreased 16.5% from the six months ended February 28, 2002. This decrease in average PMPM revenue occurred primarily because the Company had insufficient or incomplete data from certain health plan contracts needed to ascertain current performance under performance-based fee structures. The increase in health plan contract revenues was offset partially by decreased revenues from hospital-based diabetes treatment center contracts. Revenues from the Company’s hospital contract operations for the six months ended February 28, 2003 decreased 11.6% from the six months ended February 28, 2002 principally due to rate reductions on contract renewals and a lower average number of contracts in operation offset somewhat by termination fees associated with early hospital contract terminations. Excluding early termination fees, revenues from the Company’s hospital contract operations for the six months ended February 28, 2003 decreased 17.4% from the six months ended February 28, 2002. Average revenue per hospital contract for the six months ended February 28, 2003 decreased 7.6% from the six months ended February 28, 2002 principally due to contract fee reductions and lower average fees on new contracts in fiscal 2003 offset somewhat by termination fees associated with early hospital contract terminations. Excluding early termination fees, average revenue per hospital contract for the six months ended February 28, 2003 decreased 14.1% from the six months ended February 28, 2002. The Company anticipates that total Company revenues for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations resulting from contract fee reductions and contract terminations.

     Cost of services for the six months ended February 28, 2003 increased $11.9 million or 31.7% over the six months ended February 28, 2002 primarily due to higher staffing levels associated with increases in the number of equivalent lives covered in the Company’s health plan contracts and the opening of care enhancement centers in March 2002 and November 2002. Cost of services as a percentage of revenues decreased to 63.7% for the six months ended February 28, 2003, compared to 70.9% for the six months ended February 28, 2002 primarily as a result of increased capacity utilization, economies of scale, productivity enhancements and contract performance incentive bonus revenues. The

Company anticipates that cost of services for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 cost of services primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its total population care enhancement services and increases in information technology staff.

     Selling, general and administrative expenses for the six months ended February 28, 2003 increased $2.3 million or 42.7% over the six months ended February 28, 2002 primarily due to an increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the six months ended February 28, 2003 decreased to 9.9%, compared to 10.2% for the six months ended February 28, 2002 primarily as a result of the Company’s ability to more effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations. The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 primarily as a result of increased sales and marketing expenses and increased support costs required for the Company’s rapidly growing health plan segment.

     Depreciation and amortization expense for the six months ended February 28, 2003 increased $2.0 million or 63.9% over the six months ended February 28, 2002 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of two care enhancement centers and the expansion of the corporate office and one existing center since February 28, 2002. The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, additional care enhancement centers, growth and improvement in the Company’s information technology capabilities and the growth and further adoption of its new total population care enhancement programs.

     The Company’s interest expense was $305,631 for the six months ended February 28, 2003 compared to $118,956 for the six months ended February 28, 2002. This increase was primarily due to the write off of certain deferred loan costs associated with the Company’s previous credit facility and fees associated with an increase in outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts.

     The Company’s income tax expense for the six months ended February 28, 2003 was $6.1 million compared to $2.7 million for the six months ended February 28, 2002. The increase in income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for the six months ended February 28, 2003 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

     Operating activities for the six months ended February 28, 2003 generated $13.6 million in cash flow from operations compared to $5.8 million for the six months ended February 28, 2002. The increase in operating cash flow resulted primarily from an increase in income before income taxes, depreciation and amortization of $10.3 million partially offset by a $3.8 million increase in income taxes paid. Investing activities during the six months ended February 28, 2003 used $7.8 million in cash which consisted of the acquisition of property and equipment primarily associated with a new care enhancement center and enhancements in the Company’s health plan information technology capabilities. Financing activities for the six months ended February 28, 2003 used $2.8 million in cash primarily to establish a cash escrow account as required by a health plan contract.

     On November 22, 2002, the Company entered into a new credit agreement with three financial institutions. The new agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. As of February 28, 2003, there were no borrowings outstanding under the credit agreement. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of February 28, 2003, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to meet its contractual obligations and to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through an expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

Contractual Cash Obligations

     The following schedule summarizes the Company’s contractual cash obligations at February 28, 2003:

	Twelve Months Ended February 28,

				2009 and
	2004	2005 - 2006	2007 - 2008	After	Total

Long-term debt (1)	$393,958	$314,506	$—	$—	$708,464
Deferred compensation plan payments	437,205	1,182,647	504,742	1,630,145	3,754,739
Operating lease obligations	3,041,407	6,133,286	4,958,471	1,543,105	15,676,269
Other contractual cash obligations (2)	4,000,000	2,000,000	750,000	—	6,750,000

Total contractual cash obligations	$7,872,570	$9,630,439	$6,213,213	$3,173,250	$26,889,472

(1)	Long-term debt consists of capital lease obligations.

(2)	During the six months ended February 28, 2003, the Company established an escrow account in the amount of $3 million in connection with a health plan contract requirement. Other commitments include the health plan contract requirement to fund an additional $3 million in this escrow account by April 30, 2003 and cash payments in connection with the Company’s funding an industry-wide Outcomes Verification Program independently evaluated by Johns Hopkins University and Health System.

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

Item 2. Changes in Securities and Use of Proceeds.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of American Healthways, Inc. was held on January 22, 2003.

(c)	The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Henry D. Herr and Martin J. Koldyke as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Against	Withheld

Henry D. Herr	12,920,047	—	346,298
Martin J. Koldyke	12,735,700	—	530,645

(ii)	Approval to amend the Company’s 1996 Stock Incentive Plan (the “1996 Plan) to increase the number of shares of the Company’s common stock available for issuance under the 1996 Plan by 400,000 shares. The voting results of the above-mentioned amendment were as follows:

For	Against	Withheld

11,633,550	1,615,226	17,569

(iii)	Approval of the Amended and Restated 2001 Stock Option Plan. The voting results were as follows:

For	Against	Withheld

11,963,844	1,279,675	22,826

Item 5. Other Information.

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	11.	Earnings Per Share Reconciliation

	99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated December 2, 2002 was filed during the quarter ended February 28, 2003 reporting a change in the Company’s certifying accountant.

A Current Report on Form 8-K/A dated December 10, 2002 was filed during the quarter ended February 28, 2003 reporting a change in the Company’s certifying accountant.

A Current Report on Form 8-K dated December 10, 2002 was filed during the quarter ended February 28, 2003 reporting a live broadcast of the first quarter conference call to analysts on the Internet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc. (Registrant)

Date	April 11, 2003	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date	April 11, 2003	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ Mary A. Chaput Mary A. Chaput
Executive Vice President and Chief Financial Officer

Exhibit Index

11.	Earnings Per Share Reconciliation

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002