Form 10-Q
period 2003-05-31
AMERICAN HEALTHWAYS INC
filed 2003-07-15
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2003

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

Yes     ☒                    No     ☐

As of July 9, 2003 there were outstanding 15,680,069 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Part II
SIGNATURES
CERTIFICATIONS
Exhibit Index
Ex-11 Earnings Per Share Reconciliation
Ex-99.1 Section 906 Certification of the CEO
Ex-99.2 Section 906 Certification of the CFO

Part I.

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,	August 31,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$34,602,396	$23,924,050
Restricted cash and cash equivalents	6,000,000	—
Accounts receivable, net
Billed	19,090,592	15,145,436
Unbilled	5,207,042	5,543,204
Other current assets	3,825,311	3,495,123
Deferred tax asset	1,313,000	1,313,000

Total current assets	70,038,341	49,420,813
Property and equipment:
Leasehold improvements	4,720,967	3,458,932
Computer equipment, related software and other equipment	44,019,149	35,148,123

	48,740,116	38,607,055
Less accumulated depreciation	(22,607,078)	(16,801,871)

	26,133,038	21,805,184
Long-term deferred tax asset	942,000	942,000
Other assets, net	686,554	1,410,793
Goodwill, net	44,438,196	44,438,196

	$142,238,129	$118,016,986

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
	2003	2002

	(Unaudited)
Current liabilities:
Accounts payable	$2,074,587	$4,268,088
Accrued salaries and benefits	7,041,828	11,725,520
Accrued liabilities	2,913,572	2,371,747
Contract billings in excess of earned revenue	16,766,873	5,726,312
Income taxes payable	3,776,857	235,273
Current portion of long-term liabilities	852,927	799,208

Total current liabilities	33,426,644	25,126,148
Long-term debt	212,591	514,187
Other long-term liabilities	3,976,825	3,567,725
Stockholders’ equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 40,000,000 shares authorized, 15,616,996 and 15,366,232 shares outstanding	15,617	15,366
Additional paid-in capital	71,358,395	68,938,626
Retained earnings	33,248,057	19,854,934

Total stockholders’ equity	104,622,069	88,808,926

	$142,238,129	$118,016,986

     Certain items have been reclassified to conform to current classifications.

     See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Revenues	$41,822,453	$31,560,756	$119,461,226	$84,482,915
Cost of services	26,738,353	21,967,430	76,170,225	59,512,729

Gross margin	15,084,100	9,593,326	43,291,001	24,970,186
Selling, general and administrative expenses	4,519,225	3,283,700	12,230,300	8,687,766
Depreciation and amortization	2,721,765	1,834,400	7,922,963	5,007,151
Interest expense	131,984	90,679	437,615	209,635

Income before income taxes	7,711,126	4,384,547	22,700,123	11,065,634
Income tax expense	3,161,000	1,798,000	9,307,000	4,537,000

Net income	$4,550,126	$2,586,547	$13,393,123	$6,528,634

Earnings per share:
Basic	$0.29	$0.17	$0.87	$0.44
Diluted	$0.28	$0.16	$0.82	$0.41

Weighted average common shares and equivalents
Basic	15,541,277	15,246,226	15,460,235	14,856,633
Diluted	16,486,953	16,314,375	16,405,153	16,038,728

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2003

(Unaudited)

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 2002	$—	$15,366	$68,938,626	$19,854,934	$88,808,926
Exercise of stock options	—	251	892,492	—	892,743
Tax benefit of option exercises	—	—	1,527,277	—	1,527,277
Net income	—	—	—	13,393,123	13,393,123

Balance, May 31, 2003	$—	$15,617	$71,358,395	$33,248,057	$104,622,069

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,

	2003	2002

Cash flows from operating activities:
Net income	$13,393,123	$6,528,634
Income tax expense	9,307,000	4,537,000

Income before income taxes	22,700,123	11,065,634
Depreciation and amortization	7,922,963	5,007,151
Income taxes (net paid)	(4,238,139)	(335,533)
Decrease (increase) in working capital items	766,011	(4,640,351)
Other, net	749,666	705,394

Net cash flows provided by operating activities	27,900,624	11,802,295

Cash flows from investing activities:
Acquisition of property and equipment	(11,759,961)	(8,840,305)
Business acquisitions	—	(430,606)

Net cash flows used in investing activities	(11,759,961)	(9,270,911)

Cash flows from financing activities:
Increase in restricted cash and cash equivalents	(6,000,000)	—
Exercise of stock options	823,174	1,682,672
Payments of long-term debt	(285,491)	(182,914)

Net cash flows provided by (used in) financing activities	(5,462,317)	1,499,758

Net increase in cash and cash equivalents	10,678,346	4,031,142
Cash and cash equivalents, beginning of period	23,924,050	12,375,772

Cash and cash equivalents, end of period	$34,602,396	$16,406,914

Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three and nine months ended May 31, 2003 and 2002 are unaudited. However in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(2) Business Segments

     The Company provides care enhancement and disease management services to health plans and hospitals. The Company’s reportable segments are the types of customers, hospital or health plan, who contract for the Company’s services. The segments are managed separately, and the Company evaluates performance based on operating profits of the respective segments. The Company supports both segments with shared support services, including human resources, clinical, and information technology resources.

     The accounting policies of the segments are the same as those used in the preparation of the Company’s consolidated financial statements. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes general corporate expenses.

Summarized financial information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Revenues:
Health plan contracts	$38,342,224	$26,932,063	$107,617,388	$70,385,917
Hospital contracts	3,403,092	4,556,936	11,622,222	13,849,545
Other revenue	77,137	71,757	221,616	247,453

	$41,822,453	$31,560,756	$119,461,226	$84,482,915

Income (loss) before income taxes:
Health plan contracts	$14,898,009	$8,231,078	$40,978,124	$20,595,532
Hospital contracts	402,069	1,071,491	2,373,192	3,082,098
Shared support services	(5,726,868)	(3,915,773)	(16,245,516)	(9,937,895)

Total segments	9,573,210	5,386,796	27,105,800	13,739,735
General corporate expenses	(1,862,084)	(1,002,249)	(4,405,677)	(2,674,101)

	$7,711,126	$4,384,547	$22,700,123	$11,065,634

(3) Recently Issued Accounting Standards

     Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations. The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net income, as reported	$4,550,126	$2,586,547	$13,393,123	$6,528,634
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(804,000)	(458,000)	(2,412,000)	(1,373,000)

Pro forma net income	$3,746,126	$2,128,547	$10,981,123	$5,155,634

Earnings per share:
Basic — as reported	$0.29	$0.17	$0.87	$0.44
Basic — pro forma	$0.24	$0.14	$0.71	$0.35

Diluted — as reported	$0.28	$0.16	$0.82	$0.41
Diluted — pro forma	$0.23	$0.13	$0.67	$0.32

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation of variable interest entities (“VIE”) if certain conditions are met. The interpretation applies immediately to VIEs created after January 31, 2003, and to variable interests obtained in VIEs after January 31, 2003. FIN No. 46 applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position or results of operations.

     Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations.

(4) Restricted Cash and Cash Equivalents

     Restricted cash and cash equivalents represent funds in escrow in connection with contractual requirements.

(5) Unbilled Receivables

     Unbilled receivables primarily represent incentive bonuses which are not billed to customers until settlement of the contract year during which they were earned (typically six to eight months after the end of a contract year).

(6) Contract Billings in Excess of Earned Revenue

     Contract billings in excess of earned revenue represent fees subject to refund that are not recognized as revenues because interim performance measures indicate that performance targets are not being met, or data from the customer is insufficient or incomplete to measure performance.

(7) Long-Term Debt

     On November 22, 2002, the Company entered into a new credit agreement with three financial institutions. The new agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. As of May 31, 2003, there were no borrowings outstanding under the credit agreement. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of May 31, 2003, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

     Long-term debt at May 31, 2003 consists of computer equipment leased by the Company under capital lease obligations.

(8) Stockholders’ Equity

     In December 2001, the Company established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company and other members of the disease management and care enhancement industries. In addition to a five year funding commitment that began December 1, 2001, additional funding may be generated for this program through research sponsored by outcomes-based health care organizations. Pursuant to the terms of the funding commitment, the Company provides Johns Hopkins compensation of up to $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

(9) Subsequent Event

     Subsequent to May 31, 2003 the Company entered into a binding settlement agreement and a letter of intent with a customer to replace its existing contract with a new contract to be effective no later than December 31, 2003. The letter of intent requires good faith negotiations towards this new contract that, when compared to the existing contract, would expand the services that the Company provides, eliminate the Company’s contractual exposure to the customer’s healthcare cost increases, significantly reduce the percentage of the Company’s fees that are performance-based, and settle all issues relating to the original contract. In addition, the settlement agreement permits the Company to reduce letters of credit and cash in escrow, which secure fees and performance under the original contract, from $17 million down to $5 million. As part of this agreement, the Company will refund this customer $14 million, which has already been accrued in the Contract Billings in Excess of Earned Revenue account on the balance sheet.

     If the Company and the customer are unable to come to final agreement on the new contract, the settlement agreement provides that the existing contract will terminate and the Company will make an additional payment to the customer of $3 million.

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

     As of May 31, 2003, the Company had contracts to provide its services to 22 health plans and also had 50 contracts to provide its services at 68 hospitals.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to sign and implement new contracts for health plan disease management services and care enhancement services and to sign and implement new contracts for hospital-based diabetes services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers;

•	the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;

•	the ability of the Company to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation;

•	the Company’s ability to collect contractually earned performance incentive bonuses;

•	the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;

•	the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers;

•	the ability of the Company to effectively integrate new technologies and approaches, such as those encompassed in its care enhancement initiatives, into the Company’s care enhancement platform;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the Company’s ability to implement its care enhancement strategy within expected cost estimates;

•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts;

•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;

•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plans;

•	the impact of litigation involving the Company;

•	the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and

•	general economic conditions.

The Company undertakes no obligation to update or revise any such forward-looking statements.

     The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three and nine months ended May 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Health plan contracts	92%	85%	90%	83%
Hospital contracts	8	15	10	17

	100%	100%	100%	100%

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

     Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to five years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the customer (“performance-based”) if a targeted percentage reduction in the customer’s healthcare costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 16% of the Company’s revenues recorded during the nine months ended May 31, 2003 were performance-based and are subject to final reconciliation. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive bonuses which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees is recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees is recognized based on performance-to-date in the contract year; additional incentive bonuses are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation and for the collectibility of incentive bonuses (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient or incomplete to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in contract billings in excess of earned revenue. In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would only reverse revenues previously recognized in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

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

Health Plan Contracts

     The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s six care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local healthcare providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to five years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees are performance-based. The Company earns performance-based fees upon achieving a targeted percentage reduction in the customer’s healthcare costs, in addition to clinical and other criteria that focus on improving the health of the members, compared to a baseline year. Approximately 16% of the Company’s revenues recorded during the nine months ended May 31, 2003 were performance-based and are subject to final reconciliation. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

     The Company anticipates that future disease management and care enhancement contracts that the Company may sign with health plans may take one of several forms, including fixed PMPM payments to the Company to cover its services to enrollees, some form of shared savings of overall enrollee healthcare costs, or some combination of these arrangements. Under many contracts, some portion of the Company’s fees will be at risk subject to its performance against financial cost savings, clinical, and other performance criteria.

     The annual membership enrollment and disenrollment processes of employers from health plans can result in a seasonal reduction in lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of covered lives under management as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign on with the Company’s customers, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of healthcare claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of covered lives of between 5% and 7% on January 1 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues on existing contracts in its second fiscal quarter.

     Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with certain chronic diseases such as diabetes, cardiac disease and respiratory disease as well as certain other medical conditions and to assist in reporting clinical and financial outcomes before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems, which it believes meet its information management needs for its disease management and care enhancement services. The Company has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     At May 31, 2003, the Company had contracts with 22 health plans consisting of 48 programs to provide disease management services compared with contracts with 21 health plans consisting of 38 programs at May 31, 2002. The Company reports the number of covered lives serviced under its health plan contracts in terms of “equivalent lives.” Because the Company’s original disease management services were focused on health plan members with diabetes, the equivalent life calculation is based on the fees and average service intensity of a diabetic life. Although the average service intensity and fee for a health plan member with cardiac or respiratory disease differs from diabetes, the Company believes that the percent contribution margin is approximately the same.

     Equivalent lives reported as “under management” are health plan members to whom the Company is providing services. Equivalent lives reported in backlog are the estimated number of health plan members for whom services have been contracted but are not yet being provided. The number of equivalent lives under management as well as the backlog of equivalent lives under contract are shown below at May 31, 2003 and 2002.

At May 31,	2003	2002

Equivalent lives under management	756,679	485,037
Equivalent lives in backlog	87,000	154,000

Total equivalent lives	843,679	639,037

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

     Approximately 71% and 72% of the Company’s revenues for the three months and nine months ended May 31, 2003, respectively, were derived from contracts with three health plans that each comprised more than 10% of the Company’s revenues for that period. The loss of any of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations and financial condition.

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

     Of the five health plan contracts scheduled to expire in fiscal 2003, two have been extended, one has been expanded and extended, and one has been acquired by an existing customer. The remaining health plan contract scheduled to expire in fiscal 2003 represented 1% of the Company’s revenues for the nine months ended May 31, 2003. As of May 31, 2003, eight of the Company’s health plan contracts, representing approximately 8% of the Company’s revenues for the nine months ended May 31, 2003, allow for early termination. The Company has received notification that one of these customers, representing less than 1% of revenues for the nine months ended May 31, 2003, has been acquired by another health plan and intends to terminate services effective August 1, 2003. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

     In December 2001, the Company established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company and other members of the disease management and care enhancement industries. In addition to a five year funding commitment that began December 1, 2001, additional funding may be generated for this program through research sponsored by outcomes-based health care organizations. Pursuant to the terms of the funding commitment, the Company provides Johns Hopkins compensation of up to $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

Hospital Contracts

     The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, but some contracts may also include variable fees based on the program’s performance. Fixed management fees are recorded as services are provided. Variable fees based upon performance generally provide for payments to the Company based on changes in the client hospital’s market share of diabetes inpatients, the costs of providing care to these patients, and/or quality of care measurements. The Company has renewed or entered into new contracts in recent years that included primarily fixed management fee arrangements. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that would have a negative impact on the Company’s revenues and profitability. These contracts are structured in various forms, ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

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

     As of May 31, 2003, the Company had 50 hospital contracts to provide services at 68 hospital sites compared with 56 contracts at 77 hospital sites as of May 31, 2002. Components of changes in the total number of hospital contracts and hospital sites under these contracts for the three and nine months ended May 31, 2003 and 2002 are presented below.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Contracts in effect at beginning of period	51	54	55	55
Contracts signed	—	3	1	4
Contracts discontinued	(1)	(1)	(6)	(3)

Contracts in effect at end of period	50	56	50	56

Hospital sites where services are delivered	68	77	68	77

     During the three months ended May 31, 2003, three hospital contracts were renewed. One of these renewals included a contract rate reduction, which the Company has undertaken to maintain long-term contractual relationships. Also during the three months ended May 31, 2003, one hospital contract was discontinued. The Company has no material continuing obligations or costs associated with the termination of any of its client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues could result in a continuation of contract rate reductions and the potential for additional contract terminations. During the remainder of fiscal 2003, five hospital contracts representing 1% of the Company’s revenues for the nine months ended May 31, 2003 are subject to expiration if not renewed, and an additional 11 hospital contracts representing 2% of the Company’s revenues for the nine months ended May 31, 2003 have early cancellation provisions.

     The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the three and nine months ended May 31, 2003 declined by 18% and 11%, respectively, compared with the same periods in the prior year. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures to reduce costs immediately may have a negative effect, in certain circumstances, on the ability of, or the length of time required by, the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Business Strategy

     The Company’s primary strategy is to develop new and expand existing relationships with health plans to provide disease management and care enhancement services. The Company anticipates that it will utilize its state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management services. In addition, the Company has added services to its product mix for health plans that extend the Company’s programs beyond a chronic disease focus and provide care enhancement services to individuals identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care enhancement and treatment requirements for these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total healthcare costs. The Company anticipates that significant costs will be incurred during the remainder of fiscal 2003 for the enhancement and expansion of clinical programs, the enhancement of information technology support, and the opening of additional care enhancement centers as needed. The Company expects that these costs will be incurred prior to the initiation of revenues from new contracts. It is also anticipated that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

Results of Operations

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Revenues

     Revenues for the three months ended May 31, 2003 increased $10.3 million or 32.5% over the three months ended May 31, 2002 primarily due to growth in health plan contract revenues resulting from an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts from approximately 431,000 lives for the three months ended May 31, 2002 to approximately 735,000 lives for the three months ended May 31, 2003, partially offset by a $0.5 million decrease in contract performance incentive bonus revenues recognized during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. The increase in average equivalent lives was primarily the result of new health plan contracts signed during fiscal 2002 and 2003. The average revenue PMPM for equivalent lives enrolled under the Company’s health plan contracts for the three months ended May 31, 2003 decreased 16.6% from the three months ended May 31, 2002, primarily because the Company did not record performance-based revenues on certain contracts for which the Company had insufficient or incomplete data from certain health plan contracts needed to ascertain current performance under performance-based fee structures. The increase in health plan contract revenues was offset slightly by a $1.2 million, or 25.3%, decrease in hospital contract revenues for the three months ended May 31, 2003 versus the same period in 2002, principally due to rate reductions on contract renewals and a lower average number of contracts in operation during the current year quarter.

     The Company anticipates that total revenues for the remainder of fiscal 2003 will increase over fiscal 2002 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations.

Cost of Services

     Cost of services for the three months ended May 31, 2003 increased $4.8 million or 21.7% over the three months ended May 31, 2002 primarily due to higher staffing levels and other direct contract support costs associated with increases in the number of equivalent lives covered in the Company’s health plan contracts and the opening of a care enhancement center in November 2002. Cost of services as a percentage of revenues decreased to 63.9% for the three months ended May 31, 2003, compared to 69.6% for the three months ended May 31, 2002 primarily as a result of increased capacity utilization, economies of scale, and productivity enhancements.

     The Company anticipates that cost of services for the remainder of fiscal 2003 will increase over fiscal 2002 cost of services primarily due to increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its total population care enhancement services, and increases in information technology staff.

Selling, General and Administrative expenses

     Selling, general and administrative expenses for the three months ended May 31, 2003 increased $1.2 million or 37.6% over the three months ended May 31, 2002 primarily due to an increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. As a result, selling, general and administrative expenses as a percentage of revenues for the three months ended May 31, 2003 increased slightly to 10.8% compared to 10.4% for the three months ended May 31, 2002. The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2003 will increase over fiscal 2002 primarily as a result of increased sales and marketing expenses and increased support costs required for the Company’s rapidly growing health plan segment.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended May 31, 2003 increased $0.9 million or 48.4% over the three months ended May 31, 2002 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of a care enhancement center in November 2002, and the expansion of the corporate office beginning in June 2002. The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2003 will increase over fiscal 2002 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, growth and improvement in the Company’s information technology capabilities, and the growth and further adoption of its total population care enhancement programs.

Interest and Income Taxes

     The Company’s interest expense was $131,984 for the three months ended May 31, 2003 compared to $90,679 for the three months ended May 31, 2002. This increase was primarily due to fees associated with an increase in outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts.

     The Company’s income tax expense for the three months ended May 31, 2003 was $3.2 million compared to $1.8 million for the three months ended May 31, 2002. The increase in income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for the three months ended May 31, 2003 and 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002

Revenues

     Revenues for the nine months ended May 31, 2003 increased $35.0 million or 41.4% over the nine months ended May 31, 2002 primarily due to growth in health plan contract revenues resulting from an increase in the average number of equivalent lives enrolled in the Company’s health plan contracts from approximately 376,000 lives for the nine months ended May 31, 2002 to approximately 689,000 lives for the nine months ended May 31, 2003, in addition to a $1.1 million increase in contract performance incentive bonus revenues recognized during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. The increase in the average number of equivalent lives under management was primarily the result of new health plan contracts signed during fiscal 2002 and 2003. The average revenue PMPM for equivalent lives enrolled under the Company’s health plan contracts for the nine months ended May 31, 2003 decreased 16.5% from the nine months ended May 31, 2002, primarily because the Company did not record performance-based revenues on certain contracts for which the Company had insufficient or incomplete data from certain health plan contracts needed to ascertain current performance under performance-based fee structures. The increase in health plan contract revenues was slightly offset by a $2.2 million, or 16.1%, decrease in hospital contract revenues for the nine months ended May 31, 2003 compared to the same period in the prior year, principally due to rate reductions on contract renewals and a lower average number of contracts in operation, offset somewhat by termination fee revenue associated with early hospital contract terminations.

     The Company anticipates that total Company revenues for the remainder of fiscal 2003 will increase over fiscal 2002 revenues primarily as a result of additional lives enrolled under its existing and anticipated new health plan contracts which may be offset somewhat by lower revenues from hospital contract operations.

Cost of Services

     Cost of services for the nine months ended May 31, 2003 increased $16.7 million or 28.0% over the nine months ended May 31, 2002 primarily due to higher staffing levels and other direct contract support costs associated with increases in the number of equivalent lives covered in the Company’s health plan contracts and the opening of care enhancement centers in March 2002 and November 2002. Cost of services as a percentage of revenues decreased to 63.8% for the nine months ended May 31, 2003, compared to 70.4% for the nine months ended May 31, 2002 primarily as a result of increased capacity utilization, economies of scale, productivity enhancements and increased contract performance incentive revenues.

     The Company anticipates that cost of services for the remainder of fiscal 2003 will increase over fiscal 2002 cost of services primarily as a result of increased operating staff required for expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, increased indirect staff costs associated with the development and implementation of its total population care enhancement services, and increases in information technology staff.

Selling, General and Administrative expenses

     Selling, general and administrative expenses for the nine months ended May 31, 2003 increased $3.5 million or 40.8% over the nine months ended May 31, 2002 primarily due to an increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for the nine months ended May 31, 2003 decreased slightly to 10.2% compared to 10.3% for the nine months ended May 31, 2002, primarily as a result of the Company’s ability to effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations. The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2003 will increase over the comparable period in fiscal 2002 primarily as a result of increased sales and marketing expenses and increased support costs required for the Company’s rapidly growing health plan segment.

Depreciation and Amortization

     Depreciation and amortization expense for the nine months ended May 31, 2003 increased $2.9 million or 58.2% over the nine months ended May 31, 2002 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of two care enhancement centers and the expansion of the corporate office and one existing care enhancement center since May 31, 2002. The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2003 will increase over fiscal 2002 primarily as a result of additional capital expenditures associated with expected increases in the number of equivalent lives enrolled under the Company’s health plan contracts, growth and improvement in the Company’s information technology capabilities and the growth and further adoption of its total population care enhancement programs.

Interest and Income Taxes

     The Company’s interest expense was $437,615 for the nine months ended May 31, 2003 compared to $209,635 for the nine months ended May 31, 2002. The increase was primarily due to the write off of certain deferred loan costs associated with the Company’s previous credit facility and fees associated with an increase in outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts.

     The Company’s income tax expense for the nine months ended May 31, 2003 was $9.3 million compared to $4.5 million for the nine months ended May 31, 2002. The increase in income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for the nine months ended May 31, 2003 and 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

     Operating activities for the nine months ended May 31, 2003 generated $27.9 million in cash flow from operations compared to $11.8 million for the nine months ended May 31, 2002. The increase in operating cash flow resulted primarily from an increase in income before income taxes, depreciation and amortization of $14.6 million and a change in cash provided by working capital items of $5.4 million, partially offset by a $3.9 million increase in income taxes paid. Investing activities during the nine months ended May 31, 2003 used $11.8 million in cash, which consisted of the acquisition of property and equipment primarily associated with a new care enhancement center and enhancements in the Company’s health plan information technology capabilities. Financing activities for the nine months ended May 31, 2003 used $5.5 million in cash primarily to establish a cash escrow account as required by a health plan contract.

     On November 22, 2002, the Company entered into a new credit agreement with three financial institutions. The new agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. As of May 31, 2003, there were no borrowings outstanding under the credit agreement. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of May 31, 2003, there were letters of credit outstanding under the agreement totaling approximately $18.9 million to support the Company’s requirement to repay fees under three health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The Company has never had a draw under an outstanding letter of credit.

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

Contractual Cash Obligations

     The following schedule summarizes the Company’s contractual cash obligations at May 31, 2003:

	Twelve Months Ended May 31,

				2009 and
	2004	2005 - 2006	2007 - 2008	After	Total

Long-term debt (1)	$399,400	$212,591	$—	$—	$611,991
Deferred compensation plan payments	377,459	1,229,429	531,838	1,694,241	3,832,967
Operating lease obligations	3,304,420	7,044,643	5,626,604	4,445,674	20,421,341
Other contractual cash obligations (2)	1,000,000	2,000,000	500,000	—	3,500,000

Total contractual cash obligations	$5,081,279	$10,486,663	$6,658,442	$6,139,915	$28,366,299

(1)	Long-term debt consists of capital lease obligations.

(2)	Other contractual cash obligations represent cash payments in connection with the Company’s funding an industry-wide Outcomes Verification Program independently evaluated by Johns Hopkins University and Health System.

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

Part II

Item 1. Legal Proceedings.

     In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The employee sued the Company and a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. The Company has since been dismissed as a defendant. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

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

     (b)  Reports on Form 8-K

A Current Report on Form 8-K dated March 10, 2003 was filed during the quarter ended May 31, 2003 reporting a live broadcast of the second quarter conference call to analysts on the Internet.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc. (Registrant)

Date	July 15, 2003	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date	July 15, 2003	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ Mary A. Chaput Mary A. Chaput Executive Vice President and Chief Financial Officer

Exhibit Index

11.	Earnings Per Share Reconciliation

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002