Form 10-K
period 2003-08-31
AMERICAN HEALTHWAYS INC
filed 2003-11-21
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2003

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

Common Stock - $.001 par value, and related Preferred Stock Purchase Rights

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

Yes  [X]  No  [  ]

As of February 28, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the Registrant was approximately $242,312,000 based on the last sale price reported for such date on The NASDAQ National Market.

As of November 10, 2003, 15,951,646 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $629,611,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

          Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive care enhancement and disease management services to individuals in all 50 states, the District of Columbia, Puerto Rico, and Guam. The Company’s integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information and data. The Company’s integrated care enhancement programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

          The Company’s integrated care enhancement product line includes programs for people with diabetes, coronary artery disease (CAD), heart failure (HF), asthma, chronic obstructive pulmonary disease (COPD), end-stage renal disease (ESRD), acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis and urinary incontinence. The programs are designed to create and maintain key desired behaviors of each population and of the providers who care for them to improve member health status, thereby reducing health-care costs. The programs incorporate all interventions necessary to optimize patient care and are based on the most up-to-date, evidence-based clinical guidelines.

          The flexibility of the Company’s programs allows customers to enter the disease management and care enhancement market at the level they deem appropriate for their organization. That includes managing single chronic diseases, multiple chronic diseases or a total-population approach where people with more than one condition get the benefit of multiple programs at a single cost.

Sources of Revenues

          The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the years ended August 31, 2003, 2002 and 2001:

Year ended August 31,	2003	2002	2001

Health plan contracts	91%	85%	73%
Hospital contracts	9%	15%	26%
Other	0%	0%	1%

	100%	100%	100%

          The Company believes that its future revenue growth will result primarily from health plan customer contracts.

          For information on the Company’s business segments, see Note 13 of the Notes to the Consolidated Financial Statements.

Health Plan Contracts

          A majority of the Company’s fiscal 2001 through 2003 revenues were generated from programs that are designed to assist health plans in reducing health-care costs and improving the quality of care for health plan members with chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company believes that a substantial portion of its future revenue growth will continue to result from providing disease management and care enhancement services to health plans. Implementation of the Company’s first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000, the Company signed its first contracts with health plans to deliver its cardiac and respiratory disease programs. During fiscal 2001, the Company announced the launch of its total-population care enhancement strategy designed to identify and provide care enhancement services for health plan members identified as having or at risk for developing one or more high-cost diseases or impact conditions. During fiscal 2002, the Company signed and implemented its first total-population care enhancement contracts and became the first organization to be accredited by both the National Committee on Quality Assurance and the American Accreditation Healthcare Commission. During fiscal 2003, the Company obtained certification by the Joint Commission on Accreditation of Healthcare Organizations, making it the first disease management and care enhancement provider in the nation to be accredited or certified by all three accrediting organizations. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, assist in ensuring the provision of effective care for the treatment of the disease or condition, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

          The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local health-care providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the per-member per-month (“PMPM”) rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the customer (“performance-based”) if a targeted percentage reduction in the customer’s health-care costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

          Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems, which it believes meet its information management needs for its disease management and care enhancement services. The Company has installed and is utilizing these systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

          At August 31, 2003, the Company had contracts with 23 health plans consisting of 52 programs to provide disease management and care enhancement services. The Company measures the volume of participation in its programs by the actual number of participating health plan members (or lives) under management. Although the average service intensity and fee for a health plan member differs by disease or health condition, the Company believes that the percent contribution margin is approximately the same for all the Company’s programs.

          Actual lives under management represent the number of health plan members to whom the Company is currently providing services. Annualized revenue in backlog represents the estimated annual revenue associated with signed contracts at August 31, 2003 for which the Company has not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at August 31, 2003, 2002 and 2001.

At August 31,	2003	2002	2001

Actual lives under management	838,000	563,000	245,000
Annualized revenue in backlog (in $000s)	$12,200	$27,600	$3,360

          In December 2001, the Company established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company and other members of the disease management and care enhancement industry. In addition to a five-year funding commitment that began December 1, 2001, additional funding may be generated for this program through research sponsored by other outcomes-based health-care organizations. Pursuant to the terms of the funding commitment, the Company provides Johns Hopkins compensation of up to $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

          The Health Care Advisory Board of the Johns Hopkins Outcomes Verification Program approved the Company’s diabetes and cardiac care enhancement programs in May 2002, followed by approval of its COPD program in September 2002 and approval of its asthma program in July 2003. In approving the Company’s programs, the Advisory Board conducted a comprehensive review of assessment and interventions, materials and content, patient identification and stratification algorithms, support tools and medical guidelines contained in the Company’s diabetes, COPD, coronary artery disease and heart failure programs. The Advisory Board’s evaluations included extensive site visits to the Company’s corporate offices and one of its six care enhancement centers. The Company was the first in the disease management industry to submit its outcomes-based care enhancement programs for independent review.

Hospital Contracts

          The Company’s hospital-based diabetes treatment center business had 49 contracts in effect in 67 hospital sites at August 31, 2003. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

Year ended August 31,	2003	2002	2001

Contracts in effect at beginning of period	55	55	51
Contracts signed	2	7	11
Contracts discontinued	(8)	(7)	(7)

Contracts in effect at end of period	49	55	55

Hospital sites where services are delivered	67	75	78

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

          The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the year ended August 31, 2003 declined by 11% compared with the prior year. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures on the hospitals to reduce costs in the short term may have a negative effect, in certain circumstances, on the ability of, or the length of time required by, the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus of the hospitals on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures on the hospitals will not continue to have a negative impact on the Company’s hospital contract operations.

Business Strategy

          The Company’s primary strategy is to develop new and expand existing relationships with health plans to provide disease management and care enhancement services. The Company anticipates that it will utilize its state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management and care enhancement services. In addition, the Company has added services to its product mix for health plans that extend the Company’s programs beyond a chronic disease focus and provide care enhancement services to individuals identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care enhancement and treatment requirements for these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total health-care costs. The Company anticipates that significant costs will be incurred during fiscal 2004 for the enhancement and expansion of clinical programs, the enhancement of information technology support, and the opening of additional care enhancement centers as needed. The Company expects that these costs will be incurred prior to the initiation of revenues from new contracts. It also anticipates that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

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

The Company depends on payments from health plans and hospitals, and cost reduction pressure on these entities may adversely affect the Company’s business and results of operations.

          The health-care industry in which the Company operates is currently subject to significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. The Company believes that these pressures will continue and possibly intensify. While the Company believes that its products are geared specifically to assist health plans, hospitals, and employers in controlling the high costs associated with the treatment of chronic diseases, the pressures to reduce costs in the short term may have a negative effect in certain circumstances on the ability of or the length of time required by the Company to sign new health plan and hospital contracts as well as on the Company’s ability to retain health plan and hospital contracts. In addition, this focus on cost reduction may result in increased focus from health plan and hospital customers on contract restructurings that reduce the fees paid to the Company for the Company’s services. There can be no assurance that these financial pressures will not have a negative impact on the Company’s health plan and hospital contract operations.

Compliance with new federal and state legislative and regulatory initiatives could require the Company to expend substantial sums acquiring and implementing new information systems, which could adversely affect its results of operations.

          Health plan and hospital customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that may impact the Company’s ability to effectively deliver its services. The current focus on regulatory and legislative efforts to protect the confidentiality of patient-identifiable medical information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is one such example. While the Company believes that its ability to obtain patient-identifiable medical information for disease management purposes from a health plan with which it has contracted is protected in recently released federal regulations governing medical record confidentiality, state legislation or regulation could preempt federal legislation if it is more restrictive. Although the Company continually monitors the extent to which specific state legislation or regulations may govern the Company’s operations, new federal or state legislation or regulation in this area that restricts the availability of this information to the Company or leaves uncertain whether disease management is an allowable use of patient-identifiable medical information would have a material negative impact on the Company’s operations.

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

The disease management and care enhancement industry has a lengthy sales cycle for new contracts because it is a relatively new segment of the health-care industry.

          The disease management and care enhancement industry, which is growing rapidly, is a relatively new segment of the overall health-care industry and has many entrants marketing various services and products labeled as disease management. The generic label of disease management has been utilized to characterize a wide range of activities from the sale of medical supplies and drugs to demand management services. Because the industry is relatively new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle for new health plan contracts.

A large percentage of the Company’s revenues are currently derived from three health plans, and the loss of, or the restructuring of a contract with, one or more of these customers could have a material adverse effect on the Company’s business and results of operations.

          Because the disease management and care enhancement industry is still relatively new and health plans have only recently entered into disease management contracts, the Company has a significant concentration of its revenues represented by contracts with three health plans - Hawaii Medical Services Association, Blue Cross and Blue Shield of Minnesota, and CIGNA HealthCare, Inc. - which collectively accounted for 70% of the Company’s revenues in fiscal 2003. Although the Company believes that the full-year impact of contracts signed in 2003 and anticipated to be signed in 2004 will reduce this revenue concentration, the Company’s results of operations and financial condition would be negatively and materially impacted by the loss or restructuring of a contract with a single large health plan customer.

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

          The Company’s health plan growth strategy focuses on the development of care enhancement programs to address chronic diseases and medical conditions, as well as the overall health of all enrollees of a health plan. While the Company has considerable experience in care enhancement efforts with a broad range of medical conditions, most of the Company’s existing health plan contracts address the health-care needs of enrollees with only one or two diseases. Because the Company’s new care enhancement programs will address all the health-care needs of enrollees who are identified as having or being at risk for developing one or more of 27 diseases or impact conditions, these programs will involve additional risks of execution and performance.

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

          The annual membership enrollment and disenrollment processes of employers from health plans can result in a seasonal reduction in actual lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of actual lives under management as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign on with the Company’s customers, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of health-care claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of actual lives of between 5% and 7% on January 1 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues on existing contracts in its second fiscal quarter.

          Another potential seasonal impact on actual lives could include a decision by a Medicare HMO to withdraw coverage altogether or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, the Company has experienced minimal covered life disenrollment from such a decision.

The Company faces competition for staffing, which may increase its labor costs and reduce profitability.

          The Company competes with other health-care providers in recruiting qualified management and staff personnel for the day-to-day operations of its business and care enhancement centers, including nurses and other health-care professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care providers. This shortage may require the Company to enhance wages and benefits to recruit and retain qualified nurses and other health-care professionals. Because a significant percentage of the Company’s existing contracts consist of a fixed fee per disease member, the Company’s ability to pass along increased labor costs to existing customers is constrained. The failure of the Company to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs could have a material adverse effect on profitability.

The Company’s stock price and trading volume may be volatile.

          Stock prices of health-care companies and the Company’s stock price in particular may be volatile. The stock’s volatility may be influenced by the market’s perceptions of the health-care sector in general, or other companies believed to be similar to the Company or by the market’s perception of the

Company’s operations and future prospects. Many of these perceptions are beyond the ability of the Company to control. In addition, the Company’s stock is not heavily traded, and therefore the ability of stockholders to achieve relatively quick liquidity without a negative impact on the stock price may be limited.

Operating Contract Renewals

          The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to seven years, with some contracts providing for early termination by the health plan under certain conditions. No assurances can be given that the results from restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition. Of the five health plan contracts scheduled to expire in fiscal 2003, two were extended, one was expanded and extended, one was acquired by an existing customer, and one customer, representing less than 1% of revenues for fiscal 2003, notified the Company that it intends to terminate services effective December 31, 2003. Also during fiscal 2003, one of the Company’s customers, representing less than 1% of revenues for fiscal 2003, was acquired by another health plan and terminated its contract with the Company early.

          During the fiscal year ending August 31, 2004, four health plan customer contracts representing 2% of the Company’s revenues for fiscal 2003 are scheduled to expire under the terms of the contracts. Also, eight additional contracts representing 15% of the Company’s revenues for fiscal 2003 have early cancellation provisions that could result in early contract termination. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

          The Company’s hospital contract revenues are also dependent upon the contractual relationships it establishes and maintains with client hospitals to develop and operate diabetes treatment centers. Contracts have been discontinued or not renewed by the Company and by client hospitals for a number of reasons, including financial problems of the hospital, the consolidation of hospitals in a market, and a hospital’s need to reduce operating costs such as the short-term reduction of costs associated with elimination of the Company’s program.

          During fiscal 2003, 13 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues may result in a continuation of contract rate reductions and the potential for additional contract terminations.

Competition

          The health-care industry is highly competitive and subject to continual change in the manner in which services are provided. Other companies, including major pharmaceutical companies, health-care organizations, providers, and other entities that provide services to health plan organizations, which may have greater financial, research, staff, and marketing resources than the Company, are marketing diabetes, cardiac and respiratory disease and other care management services to health plans or have announced an intention to offer such services. While the Company believes it has advantages over its competitors because of its state-of-the-art care enhancement center technology linked to its proprietary medical information technology, the comprehensive clinical nature of its product offerings, its established reputation in the provision of care to enrollees with chronic diseases, and the financial and clinical outcomes of its health plan programs, there can be no assurance that the Company can compete effectively with these companies.

          Consolidation has been, and may continue to be, an important factor in all aspects of the health-care industry, including the disease management sector. While the Company believes the size of its membership base provides it with the economies of scale to compete even in a consolidating market, there can be no assurance that the Company can effectively compete with companies formed as a result of industry consolidation.

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

          While the Company itself is not directly subject to many of the governmental and regulatory requirements affecting health-care delivery, its client hospitals and health plans must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes, health codes and local fire departments.

          Certain professional health-care employees of the Company, such as nurses, are subject to individual licensing requirements. All of the Company’s health-care professionals who are subject to licensing requirements are licensed in the state in which they are physically present such as the professionals located at a care enhancement center. Multiple state licensing requirements for health-care professionals who provide services telephonically over state lines may require the Company to license some of its health-care professionals in more than one state. The Company is continually monitoring legislative, regulatory and judicial developments in telemedicine; however, no assurance can be provided that new judicial decisions or federal or state legislation or regulations would not increase the requirement for multistate licensing of all care enhancement center health professionals, which would increase the administrative costs of the Company.

          The Company is indirectly affected by changes in the laws governing hospital and health plan reimbursement under governmental programs such as Medicare and Medicaid. There may be continuing legislative and regulatory initiatives to reduce the funding of the Medicare and Medicaid programs in an effort to curtail or reduce overall federal health-care spending. Federal legislation such as the Balanced Budget Act of 1997 has reduced or will significantly reduce Medicare and Medicaid reimbursements to most hospitals. These reimbursement changes are negatively impacting hospital revenues and operations. Although the Balanced Budget Refinement Act of 1999 partially alleviated the reimbursement impact on hospitals, there can be no assurance that these changes, future legislative initiatives or government regulation would not adversely affect the Company’s operations or reduce the demand for its services.

          In December 2000 and in August 2002, the Department of Health and Human Services issued final privacy regulations, pursuant to HIPAA, which imposed extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. The Company was required to comply with certain aspects of the regulations and implemented all necessary changes to its business operations by the regulatory compliance date. The cost for complying with the privacy regulations did not have a material negative impact on the Company’s results of operations and financial condition.

          Various federal and state laws regulate the relationship among providers of health-care services, other health-care businesses and physicians. The “fraud and abuse” provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal health-care programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). While the Company believes that its business arrangements with its client hospitals, health plans and medical directors are in compliance with these statutes, these fraud and abuse provisions are broadly written, and the full extent of their application is not yet known. The Company is therefore unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

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

Employees

          As of October 27, 2003, the Company had 1,151 full-time employees and 360 part-time employees in the following general classifications: 1,056 health-care professionals, including nurses, counselors and dietitians; 112 on-site management and administrative personnel; and 343 operations support and Company management personnel. These totals include employees of StatusOne Health Systems, Inc., which was acquired by the Company in September 2003. See “Recent Developments” below for further discussion of the acquisition. The Company’s employees are not subject to any collective bargaining agreements. Management considers the relationship between the Company and its employees to be good.

Recent Developments

          On September 5, 2003, the Company completed the acquisition of StatusOne Health Systems, Inc. (“StatusOne”), the market-leading provider of health management services for high-risk populations of health plans and integrated systems nationwide, through the merger of a wholly-owned subsidiary of the Company with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The aggregate purchase price paid by the Company was $65 million. In addition, pursuant to an earn-out agreement (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne, as additional purchase price, up to $12.5 million, payable either in cash or common stock, at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition. At the closing, the Company delivered $5 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement. The Company financed the acquisition through a new syndicated bank facility of $100 million, of which $60 million is structured as a term loan and $40 million as a revolving line of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Form 10-K for more information about the bank facility. The additional $5 million of purchase price above the $60 million term loan was provided out of the Company’s existing cash.

          The terms and conditions of the acquisition are more fully described in the Merger Agreement and the Earn-Out Agreement, copies of which were filed as Exhibits 2.1 and 2.2, respectively, to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 9, 2003.

Available Information

          The Company’s Internet address is www.americanhealthways.com. The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Item 2. Properties

          The Company’s corporate and primary service support office is located in Nashville, Tennessee and contains approximately 70,000 square feet of office space, which the Company leases pursuant to an agreement which expires in September 2007. As of August 31, 2003, the Company also had office space leases associated with its six care enhancement center locations in Phoenix, Arizona; Franklin, Tennessee; Pittsburgh, Pennsylvania; Kapolei, Hawaii; Eagan, Minnesota; and St. Louis, Missouri for an aggregate of approximately 137,000 square feet of space for terms of three to ten years. All of the Company’s diabetes treatment centers are located in hospital space for which the Company pays no rent.

Item 3. Legal Proceedings

          In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The case is currently pending before the United States District Court for the District of Columbia. The employee sued the Company and a wholly-owned subsidiary of the Company, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. The Company has since been dismissed as a defendant; however, the case is still pending against AHSI. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

          The following table sets forth certain information regarding executive officers of the Company as of August 31, 2003. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Thomas G. Cigarran (1)	61	Chairman and Chief Executive Officer since September 1988, a director since 1981, President September 1981 until June 2001. Chairman of AmSurg Corp.

Ben R. Leedle (1)	42	President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	53	Executive Vice President, Chief Financial Officer and Secretary since October 2001. Co-founder and Chief Financial Officer of Paragon Ventures Group, Inc. from November 1998 until October 2001. Vice President and Chief Financial Officer of ClinTrials Research, Inc. from December 1996 until November 1998.

Mary D. Hunter	58	Executive Vice President since 2001. Chief Operating Officer of the Hospital Group from 2001 until July 2003. Senior Vice President from 1994 until 2001.

Robert E. Stone	57	Executive Vice President since 1999, Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to present.

Donald B. Taylor (2)	45	Executive Vice President since February 2002. Consultant and Advisory Board Member of Brentwood Capital Advisors from July 2001 to present. President of FISI Madison Financial and Benefit Consultants, Inc. (a subsidiary of Cendant Corporation) from September 1997 until June 2001.

(1)  Effective September 1, 2003, Mr. Cigarran retired as Chief Executive Officer of the Company and was succeeded by Mr. Leedle. Mr. Cigarran still serves as Chairman of the Company’s Board of Directors.

(2)  On November 5, 2003, Mr. Taylor was named Chief Operating Officer of the Company effective December 1, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

          The Company’s common stock is traded over the counter on The NASDAQ National Market (“NASDAQ”) under the symbol AMHC.

          The following table sets forth the high and low sales prices per share of common stock as reported by NASDAQ for the relevant periods.

	High	Low

Year ended August 31, 2003
First quarter	$23.87	$11.24
Second quarter	22.73	15.19
Third quarter	26.85	15.09
Fourth quarter	42.00	23.25
Year ended August 31, 2002
First quarter	$34.40	$10.10
Second quarter	37.32	17.90
Third quarter	29.16	15.65
Fourth quarter	25.45	11.25

(b) Holders

          At November 5, 2003, there were approximately 10,900 holders of the Company’s Common Stock, including 189 stockholders of record.

(c) Dividends

          The Company has never declared or paid a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company’s Board of Directors, which will review this dividend policy from time to time. The Company’s existing credit agreement at August 31, 2003 as well as the Company’s new revolving credit and term loan agreement dated September 5, 2003 prohibit the payment of dividends. For further discussion of the credit agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Form 10-K.

Item 6. Selected Financial Data

Year ended and at August 31,	2003	2002	2001	2000	1999

	(In thousands except per share data)
Operating Data: (1)
Revenues	$165,471	$122,762	$75,121	$53,030	$50,052
Cost of services	106,130	84,845	55,466	41,232	35,922

Gross margin	59,341	37,917	19,655	11,798	14,130
Selling, general and administrative expenses	16,511	12,726	8,217	7,529	6,643
Depreciation and amortization	10,950	7,271	5,656	3,621	1,805
Interest	569	370	115	22	—

	28,030	20,367	13,988	11,172	8,448

Income before income taxes	31,311	17,550	5,667	626	5,682
Income tax expense	12,837	7,195	2,510	478	2,365

Net income	$18,474	$10,355	$3,157	$148	$3,317

Basic income per share: (2)	$1.19	$0.69	$0.24	$0.01	$0.27

Diluted income per share: (2)	$1.12	$0.64	$0.22	$0.01	$0.25

Weighted average common shares and equivalents: (2)
Basic	15,524	14,973	12,936	12,403	12,478
Diluted	16,505	16,094	14,059	12,953	13,385
Balance Sheet Data: (1)
Cash and cash equivalents	$35,956	$23,924	$12,376	$7,025	$13,501
Working capital	47,047	24,295	13,051	5,861	14,014
Total assets	140,013	118,017	71,500	45,339	42,381
Long-term debt	109	514	—	—	—
Other long-term liabilities	4,662	3,568	3,444	3,009	2,820
Stockholders’ equity	112,431	88,809	54,116	29,956	30,954

(1)	Certain items in prior periods have been reclassified to conform to current classifications.

(2)	Restated to reflect effect of November 2001 three-for-two stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive care enhancement and disease management services to individuals in all 50 states, the District of Columbia, Puerto Rico and Guam. The Company’s integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information and data. The Company’s integrated care enhancement programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

          The Company’s integrated care enhancement product line includes programs for people with diabetes, coronary artery disease (CAD), heart failure (HF), asthma, chronic obstructive pulmonary disease (COPD), end-stage renal disease (ESRD), acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis and urinary incontinence. The programs are designed to create and maintain key desired behaviors of each population and of the providers who care for them to improve member health status, thereby reducing health-care costs. The programs incorporate all interventions necessary to optimize patient care and are based on the most up-to-date, evidence-based clinical guidelines.

          The flexibility of the Company’s programs allows customers to enter the disease management and care enhancement market at the level they deem appropriate for their organization. That includes managing single chronic diseases, multiple chronic diseases or a total-population approach where people with more than one condition get the benefit of multiple programs at a single cost.

          As of August 31, 2003, the Company had contracts to provide its services to 23 health plans consisting of 52 programs and also had 49 hospital contracts to provide its services at 67 hospital sites.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to sign and implement new contracts for health plan disease management services and care enhancement services and to sign and implement new contracts for hospital-based diabetes services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers;

•	the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;

•	the ability of the Company to accurately forecast performance under the terms of its health plan contracts ahead of data collection and reconciliation;

•	the Company’s ability to collect contractually earned performance incentive bonuses;

•	the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;

•	the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers;

•	the Company’s ability to integrate the operations of StatusOne into the Company’s business;

•	the Company’s ability to achieve the expected financial results for StatusOne;

•	the ability of the Company to effectively integrate new technologies and approaches, such as those encompassed in its care enhancement initiatives, into the Company’s care enhancement platform;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the Company’s ability to implement its care enhancement strategy within expected cost estimates;

•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts;

•	unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;

•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plans;

•	the impact of litigation involving the Company;

•	the impact of future state and federal health care legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and

•	general economic conditions.

The Company undertakes no obligation to update or revise any such forward-looking statements.

          The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the years ended August 31, 2003, 2002 and 2001:

Year ended August 31,	2003	2002	2001

Health plan contracts	91%	85%	73%
Hospital contracts	9%	15%	26%
Other	0%	0%	1%

	100%	100%	100%

          The Company believes that its future revenue growth will result primarily from health plan customer contracts.

          For information on the Company’s business segments, see Note 13 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

          The Company’s accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

          Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the customer (“performance-based”) if a targeted percentage reduction in the customer’s health-care costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 16% of the Company’s revenues recorded during the year ended August 31, 2003 were performance-based. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

          The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive bonuses, which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees is recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees is recognized based on performance-to-date in the contract year; additional incentive bonuses are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient or incomplete to measure performance, fees subject to refund are not recognized as revenues but rather are recorded in a current liability account “Contract Billings in Excess of Earned Revenue”. In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would only reverse revenues previously recognized in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

          The settlement process under a contract, which includes the settlement of any performance-based fees and generally is not completed until six to eight months after the end of a contract year, involves reconciliation of health-care claims and clinical data. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual allowances until agreement is reached with respect to identified issues.

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

Health Plan Contracts

          A majority of the Company’s fiscal 2001 through 2003 revenues were generated from programs that are designed to assist health plans in reducing health-care costs and improving the quality of care for health plan members with chronic diseases such as diabetes, cardiac disease and respiratory disease. The Company believes that a substantial portion of its future revenue growth will continue to result from providing disease management and care enhancement services to health plans. Implementation of the Company’s first disease management contracts with health plans occurred in fiscal 1996 for enrollees of these health plans with diabetes. While continuing to contract with additional health plans to provide diabetes services in the years since fiscal 1996, the Company introduced its cardiac disease management program in fiscal 1999 and its respiratory disease management program in fiscal 2000. During fiscal 2000, the Company signed its first contracts with health plans to deliver its cardiac and respiratory disease programs. During fiscal 2001, the Company announced the launch of its total-population care enhancement strategy designed to identify and provide care enhancement services for health plan members identified as having or at risk for developing one or more high-cost diseases or impact conditions. During fiscal 2002, the Company signed and implemented its first total-population care enhancement contracts and became the first organization to be accredited by both the National Committee on Quality Assurance and the American Accreditation Healthcare Commission.

During fiscal 2003, the Company obtained certification by the Joint Commission on Accreditation of Healthcare Organizations, making it the first care enhancement provider in the nation to be accredited or certified by all three accrediting organizations. The Company believes that its patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, assist in ensuring the provision of effective care for the treatment of the disease or condition, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

          The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases from one of the Company’s care enhancement centers to services that include providing local market resources to address acute episode interventions and coordination of care with local health-care providers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the customer (“performance-based”) if a targeted percentage reduction in the customer’s health-care costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 16% of the Company’s revenues recorded during the year ended August 31, 2003 were performance-based. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

          The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to seven years with some contracts providing for early termination by the health plan under certain conditions. No assurances can be given that the results from restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition. Of the five health plan contracts scheduled to expire in fiscal 2003, two were extended, one was expanded and extended, one was acquired by an existing customer, and one customer, representing less than 1% of revenues for fiscal 2003, notified the Company that it intends to terminate services effective December 31, 2003. Also during fiscal 2003, one of the Company’s customers, representing less than 1% of revenues for fiscal 2003, was acquired by another health plan and terminated its contract with the Company early.

          Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of patients with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after the Company’s involvement with a health plan’s enrollees. The Company has developed and is continually expanding and improving its clinical management systems, which it believes meet its information management needs for its disease management and care enhancement services. The Company has installed and is utilizing the systems for the enrollees of each of its health plan contract customers. The anticipated expansion and improvement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

          The annual membership enrollment and disenrollment processes of employers from health plans can result in a seasonal reduction in actual lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis.

Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ change in health plan elections will result in the Company’s loss of actual lives under management as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign on with the Company’s customers, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of health-care claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of actual lives of between 5% and 7% on January 1 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues on existing contracts in its second fiscal quarter.

          At August 31, 2003, the Company had contracts with 23 health plans consisting of 52 programs to provide disease management and care enhancement services. The Company measures the volume of participation in its programs by the actual number of participating health plan members (or lives) under management. Although the average service intensity and fee for a health plan member differs by disease or health condition, the Company believes that the percent contribution margin is approximately the same for all the Company’s programs.

          Actual lives under management represent the number of health plan members to whom the Company is currently providing services. Annualized revenue in backlog represents the estimated annual revenue associated with signed contracts at August 31, 2003 for which the Company has not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at August 31, 2003, 2002 and 2001.

At August 31,	2003	2002	2001

Actual lives under management	838,000	563,000	245,000
Annualized revenue in backlog (in $000s)	$12,200	$27,600	$3,360

          The Company is experiencing increasing demand for its health plan customers’ administrative services only (“ASO”) business. These lives are included in the lives reported in the table above. ASO business represents lives for which the Company’s health plan customers do not assume risk but provide only administrative claim and health network access services, principally to self-insured employers. Some of the Company’s health plan customers that provide ASO services have recently begun offering the Company’s care enhancement services to their self-insured employer customers.

          During the fiscal year ended August 31, 2003, approximately 70% of the Company’s revenues were derived from three health plan contracts that each comprised more than 10% of the Company’s revenue for the year. Two of these contracts also each represented more than 10% of the Company’s revenues in fiscal years 2002 and 2001, comprising approximately 55% and 43%, respectively, of the Company’s revenues for those years. The loss of any of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations and financial condition.

          During the fiscal year ending August 31, 2004, four health plan customer contracts representing 2% of the Company’s revenues for fiscal 2003 are scheduled to expire under the terms of the contracts. Also, eight additional contracts representing 15% of the Company’s revenues for fiscal 2003 have early cancellation provisions that could result in early contract termination. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations and financial condition.

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

          The Company’s hospital-based diabetes treatment center business had 49 hospital contracts in effect in 67 hospital sites at August 31, 2003. The following table presents the number of total hospital contracts in effect during the past three fiscal years:

Year ended August 31,	2003	2002	2001

Contracts in effect at beginning of period	55	55	51
Contracts signed	2	7	11
Contracts discontinued	(8)	(7)	(7)

Contracts in effect at end of period	49	55	55

Hospital sites where services are delivered	67	75	78

          During fiscal 2003, 13 hospital contracts were renewed. Several of these renewals included contract rate reductions, which the Company has undertaken to maintain long-term contractual relationships. Also during fiscal 2003, eight hospital contracts were discontinued. The Company had no material continuing obligations or costs associated with the termination of any client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues may result in a continuation of contract rate reductions and the potential for additional contract terminations. During fiscal 2004, 19 hospital contracts representing 4% of the Company’s revenues for fiscal 2003 are subject to expiration if not renewed. An additional 13 contracts representing 3% of the Company’s revenues for fiscal 2003 have early cancellation provisions that could result in early contract termination.

          The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the years ended August 31, 2003 and 2002 declined by 11% and 8%, respectively, compared with the prior years. The Company believes that these pressures will continue. While the Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures on the hospitals to reduce costs in the short term may have a negative effect, in certain circumstances, on the ability of or the length of time required by the Company to sign new hospital contracts as well as on the Company’s ability to retain hospital contracts. This focus of the hospitals on cost reduction may also result in a continuation of downward pressure on the fee structures of existing contracts. There can be no assurance that these financial pressures on the hospitals will not continue to have a negative impact on the Company’s hospital contract operations.

Business Strategy

          The Company’s primary strategy is to develop new and expand existing relationships with health plans to provide disease management and care enhancement services. The Company anticipates that it will utilize its state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management and care enhancement services. In addition, the Company has added services to its product mix for health plans that extend the Company’s programs beyond a chronic disease focus and provide care enhancement services to individuals identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that significant cost savings and improvements in care can result from addressing care enhancement and treatment requirements for these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total health-care costs. The Company anticipates that significant costs will be incurred during fiscal 2004 for the enhancement and expansion of clinical programs, the enhancement of information technology support, and the opening of additional care enhancement centers as needed. The Company expects that these costs will be incurred prior to the initiation of revenues from new contracts. It also anticipates that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

Recent Developments

          On September 5, 2003, the Company completed the acquisition of StatusOne Health Systems, Inc. (“StatusOne”), the market-leading provider of health management services for high-risk populations of health plans and integrated systems nationwide, through the merger of a wholly-owned subsidiary of the Company with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The aggregate purchase price paid by the Company was $65 million. In addition, pursuant to an earn-out agreement (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne, as additional purchase price, up to $12.5 million, payable either in cash or common stock, at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition. At the closing, the Company delivered $5 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement. The Company financed the acquisition through a new syndicated bank facility of $100 million, of which $60 million is structured as a term loan and $40 million as a revolving line of credit. See “-Liquidity and Capital Resources” in this Form 10-K for more information about the bank facility. The additional $5 million of purchase price above the $60 million term loan was provided out of the Company’s existing cash.

Results of Operations

          The following table shows the components of the statements of operations for the years ended August 31, 2003, 2002 and 2001 expressed as a percentage of revenues.

	Year ended August 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of services	64.1%	69.1%	73.8%

Gross margin	35.9%	30.9%	26.2%
Selling, general and administrative expenses	10.0%	10.4%	10.9%
Depreciation and amortization	6.6%	5.9%	7.6%
Interest expense	0.3%	0.3%	0.2%

Income before income taxes	19.0%	14.3%	7.5%
Income tax expense	7.8%	5.9%	3.3%

Net income	11.2%	8.4%	4.2%

Revenues

          The Company and each of its operating segments had revenues (in thousands) for the three fiscal years ended August 31, 2003 as follows:

	Year ended August 31,

	2003	2002	2001

Health plan contracts	$150,085	$104,250	$55,051
Hospital contracts	15,099	18,195	19,636
Other revenue	287	317	434

Total	$165,471	$122,762	$75,121

          Revenues increased 34.8% and 63.4%, respectively, for fiscal 2003 and fiscal 2002 over the prior fiscal years primarily due to the growth in health plan contract revenues resulting from increases in average actual lives under management, somewhat offset by a decrease in average revenue per life as a result of product mix changes.

          The average number of actual lives under management increased from approximately 212,000 lives for fiscal 2001 to 321,000 lives for fiscal 2002 to 696,000 lives for fiscal 2003. The increase in average actual lives under management from fiscal 2002 to 2003 was primarily due to existing health plan customers adding new programs, the signing of new health plan contracts during fiscal 2002 and 2003, and an increase in the Company’s ASO/PPO actual lives under management from approximately 22,000 at the end of fiscal 2002 to 132,000 at the end of fiscal 2003. The increase in average actual lives under management from fiscal 2001 to 2002 was primarily due to existing health plan customers adding new programs and the signing of new health plan contracts during fiscal 2001 and 2002.

          The average revenue per actual life managed under the Company’s health plan contracts for fiscal 2003 decreased 33.7% from fiscal 2002, primarily because of product mix changes. New programs, such as the Company’s asthma and impact conditions care enhancement programs, that were added by existing customers have lower PMPM fees than current programs, such as cardiac and diabetes programs, due to a lower average service intensity per member. In addition, in fiscal 2003, the Company did not record performance-based revenues of approximately $14 million on one contract for which, due to contracting and outcomes measurement provisions unique to this contract, the Company was unable to measure performance.

          The average revenue per actual life managed under the Company’s health plan contracts for fiscal 2002 was 25.3% higher than in fiscal 2001, primarily because new programs, such as the Company’s cardiac care enhancement program, added by existing customers had higher PMPM fees than current programs, such as the Company’s diabetes program, due to the higher average service intensity per member and $4.6 million in contract performance incentive bonus revenues related to improved performance under the terms of incentive fee provisions of health plan contracts.

          The increase in total revenues for fiscal 2003 compared to fiscal 2002 was primarily due to the growth in health plan revenues offset partially by a decrease in hospital contract revenues, principally due to rate reductions on contract renewals and a lower average number of contracts in operation. The increase in total revenues for fiscal 2002 compared to fiscal 2001 was primarily due to the growth in health plan revenues offset partially by a decrease in hospital contract revenues, principally due to rate reductions on contract renewals.

          The Company anticipates that total revenues for fiscal 2004 will increase over fiscal 2003 revenues primarily as a result of additional actual lives under management for its existing and anticipated new health plan contracts and revenues from StatusOne, which the Company acquired on September 5, 2003. The increase may be offset somewhat by lower revenues from hospital contract operations. The Company also anticipates that the level of contract performance incentive bonus revenues will decline from the $5.3 million recorded in fiscal 2003 as the Company moves to contracts with a lower percentage of performance-based fees and a corresponding reduced opportunity for incentive bonus revenues.

Cost of Services

          Cost of services for fiscal 2003 increased $21.3 million or 25.1% from fiscal 2002 primarily due to higher staffing levels and other direct contract support costs associated with increases in the number of actual lives under management covered in the Company’s health plan contracts and the opening of care enhancement centers in March 2002 and November 2002. Cost of services as a percentage of revenues decreased to 64.1% for fiscal 2003, compared to 69.1% for fiscal 2002, primarily as a result of increased capacity utilization, economies of scale, and productivity enhancements.

          Cost of services for fiscal 2002 increased $29.4 million or 53.0% from fiscal 2001 primarily due to higher staffing levels associated with increases in the number of actual lives under management covered in the Company’s health plan contracts, the opening of an additional care enhancement center in March 2002 as well as increased employee incentive compensation associated with improved operating performance compared with the prior fiscal year. Cost of services as a percentage of revenues decreased to 69.1% for fiscal 2002, compared to 73.8% for fiscal 2001, primarily as a result of increased capacity utilization, economies of scale, and productivity enhancements.

          The Company anticipates that cost of services for fiscal 2004 will increase over fiscal 2003 cost of services primarily as a result of increased operating staff required for expected increases in the number of actual lives under management, the incremental cost of services attributable to StatusOne, increased indirect staff costs associated with the continuing development and implementation of its care enhancement services, and increases in information technology staff.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for fiscal 2003 and fiscal 2002 increased over the prior fiscal years primarily due to an increase in expenses associated with the Company’s investment in sales and marketing expertise and strategic relationships, and an increase in general corporate expenses attributable to growth in the Company’s health plan operations. Selling, general and administrative expenses as a percentage of revenues for fiscal year 2003 and fiscal year 2002 decreased compared to the prior fiscal years, primarily as a result of the Company’s ability to effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations.

     The Company anticipates that selling, general and administrative expenses for fiscal 2004 will increase over fiscal 2003 primarily as a result of increased sales and marketing expenses, increased support costs required for the Company’s rapidly growing health plan segment, and the incremental expenses attributable to StatusOne.

Depreciation and Amortization

     Depreciation and amortization expense for fiscal 2003 increased $3.7 million or 50.6% over fiscal 2002 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and the expansion of the corporate office and two existing care enhancement centers since August 31, 2002.

     Depreciation and amortization expense for fiscal 2002 increased $1.6 million or 28.6% from fiscal 2001 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center in March 2002 and the expansion of two existing centers offset by the discontinuance of goodwill amortization in the fiscal 2002 period as a result of the adoption of SFAS No. 142 on September 1, 2001. Goodwill amortization expense for fiscal 2001 was $0.6 million.

     The Company anticipates that depreciation and amortization expense for fiscal 2004 will increase over fiscal 2003 primarily as a result of additional capital expenditures associated with expected increases in the number of actual lives under management, growth and improvement in the Company’s information technology capabilities, the growth and further adoption of its total-population care enhancement programs, and additional amortization associated with intangible assets related to the acquisition of StatusOne.

Interest Expense

     The Company’s interest expense was $0.6 million for fiscal 2003 compared to $0.4 million for the same period in 2002. The increase was primarily due to fees associated with an increase in outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts, as well as the write-off of certain deferred loan costs associated with the Company’s previous credit facility.

     The Company’s interest expense was $0.4 million for fiscal 2002 compared to $0.1 million in fiscal 2001. Interest expense for fiscal 2002 increased $0.3 million from fiscal 2001 primarily due to fees related to outstanding letters of credit.

     The Company anticipates that interest expense for fiscal 2004 will increase significantly over fiscal 2003 primarily as a result of interest costs related to the Company’s new revolving credit and term loan agreement dated September 5, 2003, which is described more fully in “Liquidity and Capital Resources” below.

Income Tax Expense

     The Company’s income tax expense for fiscal 2003 and fiscal 2002 increased over the prior fiscal years, primarily due to an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for fiscal years 2003 and 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 44% in fiscal 2001 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes, primarily amortization of goodwill.

Liquidity and Capital Resources

     Operating activities for fiscal 2003 generated $26.9 million in cash flow from operations compared to $24.1 million for the same period in 2002. The increase in operating cash flow of $2.8 million resulted primarily from an increase in net income of $8.1 million and an increase in depreciation and amortization of $3.7 million, offset by a change in cash provided by working capital items of $9.5 million. Investing activities during fiscal 2003 utilized $16.2 million in cash, which consisted of the acquisition of property and equipment primarily associated with a new care enhancement center, improvements to existing care enhancement centers, and enhancements in the Company’s health plan information technology capabilities. Financing activities for 2003 provided $1.3 million in cash primarily due to the exercise of stock options.

     On September 5, 2003, in conjunction with the acquisition of StatusOne, the Company entered into a new revolving credit and term loan agreement (the “Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. As of August 31, 2003, there were no borrowings outstanding under the previous credit agreement dated November 22, 2002. The new Agreement provides the Company with up to $100 million in borrowing capacity, including a $60 million term loan and a $40 million revolving line of credit, under a credit facility that expires on August 31, 2006. The Company is required to make principal installment payments of $3 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27 million balloon payment on August 31, 2006. Borrowings under the Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The Agreement also contains various financial covenants, provides for a fee ranging between 0.375% and 0.5% of unused commitments, prohibits the payment of dividends, and limits the amount of repurchases of the Company’s common stock. On September 16, 2003, the Company entered into an interest rate swap agreement for the management of interest rate exposure. By entering into the interest rate swap agreement the Company effectively converted $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company currently believes that it will be able to meet the hedge accounting criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in accounting for the interest rate swap agreement.

     As of August 31, 2003, there were two letters of credit outstanding under the Company’s previous credit agreement for $5.0 million and $0.4 million to support the Company’s requirement to repay fees under two health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. These letters of credit were transferred to the new Agreement effective September 5, 2003. Subsequent to August 31, 2003, the Company was released from the $5.0 million letter of credit. The Company has never had a draw under an outstanding letter of credit.

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to meet its contractual obligations, including the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement, and to fund the current level of growth in its health plan operations. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through an expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

Material Commitments

     The following schedule summarizes the Company’s contractual cash obligations by the indicated period as of August 31, 2003:

	Payments Due By Year Ended August 31,

				2009 and
(In $000s)	2004	2005 - 2006	2007 - 2008	After	Total

Long-term debt (1)	$405	$109	$—	$—	$514
Deferred compensation plan payments	268	1,382	665	1,872	4,187
Operating leases	3,533	7,166	4,645	4,767	20,111
Other commitments (2)	1,000	2,000	250	—	3,250

Total Contractual Cash Obligations	$5,206	$10,657	$5,560	$6,639	$28,062

(1)  Long-term debt consists solely of capital lease obligations, including the current portion, and excludes principal payments due under the September 5, 2003 credit agreement of $3 million quarterly beginning on November 30, 2003 and ending with a $27 million balloon payment on August 31, 2006.

(2)  Other commitments represent cash payments in connection with the Company’s strategic alliance agreement with Johns Hopkins University and Health System.

     The Company had two letters of credit outstanding at August 31, 2003 of $5.0 million and $0.4 million to support its requirement to repay fees under two health plan contracts in the event it does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. The letters of credit are renewable annually and were transferred to the new Agreement effective September 5, 2003. Subsequent to August 31, 2003, the Company was released from the $5.0 million letter of credit. The Company has never had a draw under an outstanding letter of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

At August 31,	2003	2002

Current assets:
Cash and cash equivalents	$35,956	$23,924
Accounts receivable, net
Billed	18,526	15,146
Unbilled	7,971	5,543
Other current assets	4,267	3,495
Deferred tax asset	758	1,313

Total current assets	67,478	49,421
Property and equipment:
Leasehold improvements	5,045	3,459
Computer equipment and related software	38,214	26,476
Furniture and office equipment	9,558	8,672

	52,817	38,607
Less accumulated depreciation	(25,166)	(16,802)

Net property and equipment	27,651	21,805
Long-term deferred tax asset	—	942
Other assets, net	446	1,411
Goodwill, net	44,438	44,438

	$140,013	$118,017

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

At August 31,	2003	2002

Current liabilities:
Accounts payable	$4,067	$4,268
Accrued salaries and benefits	9,162	11,726
Accrued liabilities	2,790	2,372
Contract billings in excess of earned revenue	3,272	5,726
Income taxes payable	391	235
Current portion of long-term liabilities	749	799

Total current liabilities	20,431	25,126
Long-term debt	109	514
Long-term deferred tax liability	2,380	—
Other long-term liabilities	4,662	3,568
Commitments and contingencies
Stockholders’ equity
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 40,000,000 shares authorized, 15,796,732 and 15,366,232 shares outstanding	16	15
Additional paid-in capital	74,086	68,939
Retained earnings	38,329	19,855

Total stockholders’ equity	112,431	88,809

	$140,013	$118,017

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

Year ended August 31,	2003	2002	2001

Revenues	$165,471	$122,762	$75,121
Cost of services	106,130	84,845	55,466

Gross margin	59,341	37,917	19,655
Selling, general and administrative expenses	16,511	12,726	8,218
Depreciation and amortization	10,950	7,271	5,656
Interest expense	569	370	114

Income before income taxes	31,311	17,550	5,667
Income tax expense	12,837	7,195	2,510

Net income	$18,474	$10,355	$3,157

Earnings per share:
Basic	$1.19	$0.69	$0.24

Diluted	$1.12	$0.64	$0.22

Weighted average common shares and equivalents
Basic	15,524	14,973	12,936
Diluted	16,505	16,094	14,059

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 2000	$—	$8	$23,605	$6,343	$29,956
Exercise of stock options and other	—	—	1,549	—	1,549
Tax benefit of option exercises	—	—	2,287	—	2,287
Issuance of stock in conjunction with business acquisitions	—	1	17,166	—	17,167
Net income	—	—	—	3,157	3,157
Stock split effective November 2001	—	5	(5)	—	—

Balance, August 31, 2001	—	14	44,602	9,500	54,116
Exercise of stock options and other	—	1	2,059	—	2,060
Tax benefit of option exercises	—	—	4,496	—	4,496
Issuance of stock in conjunction with business acquisitions	—	—	16,612	—	16,612
Issuance of stock in conjunction with strategic alliance	—	—	1,170	—	1,170
Net income	—	—	—	10,355	10,355

Balance, August 31, 2002	—	15	68,939	19,855	88,809
Exercise of stock options and other	—	1	1,721	—	1,722
Tax benefit of option exercises	—	—	3,426	—	3,426
Net income	—	—	—	18,474	18,474

Balance, August 31, 2003	$—	$16	$74,086	$38,329	$112,431

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended August 31,	2003	2002	2001

Cash flows from operating activities:
Net income	$18,474	$10,355	$3,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,950	7,271	5,656
Tax benefit of stock option exercises	3,426	4,496	2,287
Increase in accounts receivable, net	(5,808)	(11,302)	(1,970)
Increase in other current assets	(918)	(2,085)	(90)
(Decrease) increase in accounts payable	(201)	2,670	(326)
(Decrease) increase in accrued salaries and benefits	(2,564)	6,345	2,121
(Decrease) increase in other current liabilities	(1,880)	2,511	1,049
Deferred income taxes	3,877	2,646	(1,445)
Other	1,556	971	992
Increase in other assets	408	855	(104)
Payments on other long-term liabilities	(385)	(637)	(605)

Net cash flows provided by operating activities	26,935	24,096	10,722

Cash flows from investing activities:
Acquisition of property and equipment	(16,169)	(13,829)	(4,719)
Business acquisitions	—	(442)	(2,155)

Net cash flows used in investing activities	(16,169)	(14,271)	(6,874)

Cash flows from financing activities:
Exercise of stock options	1,649	1,999	1,503
Payments of long term-debt	(383)	(276)	—

Net cash flows provided by financing activities	1,266	1,723	1,503

Net increase in cash and cash equivalents	12,032	11,548	5,351
Cash and cash equivalents, beginning of period	23,924	12,376	7,025

Cash and cash equivalents, end of period	$35,956	$23,924	$12,376

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$49	$30	$204

Cash paid during the year for income taxes	$5,378	$336	$1,165

Noncash Activities:
Issuance of common stock in conjunction with business acquisitions	$—	$16,612	$17,166

Assets acquired through capital lease obligations	$—	$1,173	$—

Issuance of unregistered common stock associated with Outcomes Verification Program	$—	$1,170	$—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2003, 2002 and 2001

1.	Summary of Significant Accounting Policies

     American Healthways, Inc. (the “Company”) consists primarily of American Healthways Services, Inc. (“AHSI”), a wholly-owned subsidiary that provides specialized, comprehensive care enhancement and disease management services to individuals in all 50 states, the District of Columbia, Puerto Rico and Guam.

     Certain items in prior periods have been reclassified to conform to current classifications.

     a.     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany profits, transactions and balances have been eliminated.

     b.     Cash and Cash Equivalents - Cash and cash equivalents are comprised principally of tax-exempt debt instruments, repurchase agreements, commercial paper and other short-term investments with maturities of less than three months and accrued interest thereon.

     c.     Accounts Receivable - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments. Unbilled receivables primarily represent incentive bonuses which are not billed to customers until settlement of the contract year during which they were earned (typically six to eight months after the end of a contract year). The Company has not historically experienced difficulty in collecting accounts receivable but may provide reserves, when appropriate, for billing adjustments at contract reconciliation (“contractual reserves”).

     d.     Other Current Assets - Other current assets are comprised of prepaid expenses, inventories and other receivables.

     e.     Property and Equipment - Property and equipment costs include expenditures that increase value or extend useful lives. Depreciation is recognized under the straight line method over useful lives ranging principally from 5 to 10 years for leasehold improvements, 3 to 5 years for computer software and hardware and 5 to 10 years for furniture and other office equipment. Depreciation expense for the years ended August 31, 2003, 2002, and 2001 was $10.3 million, $6.6 million, and $4.8 million, respectively.

     f.     Other Assets - Other assets principally consist of identifiable intangible assets associated with business acquisitions (see Note 3) as well as net costs incurred in obtaining hospital contracts and long-term notes receivable. These identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives (one to three years) and consist primarily of non-competition agreements and acquired technology.

     g.     Goodwill - Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is comprised of a management buy-out of the Company in August 1988 and costs associated with business acquisitions made in fiscal 2001. The Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on September 1, 2001, the beginning of its 2002 fiscal year. Since the adoption of SFAS No. 142 in September 2001, amortization of goodwill was discontinued, and goodwill is reviewed at least annually for impairment. (See Note 2). Prior to the adoption of SFAS No. 142, the Company amortized goodwill related to the management buy-

out over 40 years and the goodwill related to the fiscal 2001 business acquisitions over 25 years.

     h.     Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue represent fees subject to refund that are not recognized as revenues because either data from the customer is insufficient or incomplete to measure performance or interim performance measures indicate that performance targets are not being met.

     i.     Income Taxes - The Company files a consolidated federal income tax return which includes all of its wholly-owned subsidiaries and computes its income tax provision under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

     j.     Revenue Recognition - Fees under the Company’s hospital contracts are generally fixed-fee and are recorded as services are provided.

     Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan product groups (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the customer (“performance-based”) if a targeted percentage reduction in the customer’s health-care costs and clinical and other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 16% of the Company’s revenues recorded during the year ended August 31, 2003 were performance-based. A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which always includes the amount, if any, that may be subject to refund. The monthly billing does not include any potential incentive bonuses, which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees is recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees is recognized based on performance-to-date in the contract year; additional incentive bonuses are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide contractual reserves when appropriate. In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient or incomplete to measure performance, fees subject to refund are not recognized as revenues but rather are recorded as a current liability in “Contract Billings in Excess of Earned Revenue”. In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would only reverse revenues previously recognized in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

     The settlement process under a contract, which includes the settlement of any performance-based fees and generally is not completed until six to eight months after the end of a contract year, involves reconciliation of health-care claims and clinical data. Data reconciliation differences between the

Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual allowances until agreement is reached with respect to identified issues.

     During the fiscal year ended August 31, 2003, approximately 70% of the Company’s revenues were derived from three health plan contracts that each comprised more than 10% of the Company’s revenues for the year. Two of these contracts also each represented more than 10% of the Company’s revenues in fiscal years 2002 and 2001, comprising approximately 55% and 43%, respectively, of the Company’s revenues for those years.

     k.     Earnings Per Share - Earnings per share is reported under SFAS No. 128 “Earnings per Share”. The presentation of basic earnings per share is based upon average common shares outstanding during the period. Diluted earnings per share is based on average common shares outstanding during the period plus the dilutive effect of stock options outstanding.

     l.     Stock Options - The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year ended August 31,

(In $000s, except per share data)	2003	2002	2001

Net income, as reported	$18,474	$10,355	$3,157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,281)	(1,831)	(2,365)

Pro forma net income	$15,193	$8,524	$792

Earnings per share:
Basic - as reported	$1.19	$0.69	$0.24
Basic - pro forma	$0.98	$0.57	$0.06
Diluted - as reported	$1.12	$0.64	$0.22
Diluted - pro forma	$0.92	$0.53	$0.06

          The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

Year ended August 31,	2003	2002	2001

Weighted average fair value of options	$20.97	$10.40	$6.20
Assumptions for the Black-Scholes model:
Dividends	$—	$—	$—
Expected life in years	7.6	6.5	6.5
Forfeiture rate	3.5%	3.0%	3.0%
Average risk free interest rate	4.0%	4.9%	5.3%
Volatility rate	61.0%	56.0%	55.0%

          See Note 9 for further discussion of the Company’s stock options.

          m. Management Estimates - The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          The Company completed its annual impairment test as of June 30, 2003 as required by SFAS No. 142 and concluded that no impairment of goodwill exists.

          The change in carrying amount of goodwill for fiscal 2002 and 2003 is as follows:

	Health Plan	Hospital
(In $000s)	Contracts	Contracts	Total

Carrying value at August 31, 2001	$17,876	$10,318	$28,194
Empower Health contingent shares and acquisition adjustments	16,244	—	16,244

Carrying value at August 31, 2002 and 2003	$34,120	$10,318	$44,438

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

At August 31, (in $000s)	2003	2002	2001

Gross carrying amount	$1,633	$1,849	$1,992
Accumulated amortization	(1,240)	(831)	(422)

	$393	$1,018	$1,570

          Amortization expense for fiscal 2003, 2002 and 2001 was $627,000, $680,000 and $878,000, respectively. Estimated amortization expense for the five succeeding years is $352,000, $26,000, $11,000, $5,000 and $0, respectively, and excludes amortization expense that will be recognized on intangible assets related to the acquisition of StatusOne on September 5, 2003 (See Note 14). Accumulated amortization of goodwill at August 31, 2003 and 2002 was $5.1 million.

          The reconciliation of reported net income adjusted for the adoption of SFAS No. 142 is as follows:

Year Ended August 31, (in $000s)	2003	2002	2001

Net income:
Reported net income	$18,474	$10,355	$3,157
Add back: goodwill amortization	—	—	563

Adjusted net income	$18,474	$10,355	$3,720

Basic earnings per share
Reported earnings per share	$1.19	$0.69	$0.24
Add back: goodwill amortization	—	—	0.04

Adjusted earnings per share	$1.19	$0.69	$0.28

Diluted earnings per share
Reported earnings per share	$1.12	$0.64	$0.22
Add back: goodwill amortization	—	—	0.04

Adjusted earnings per share	$1.12	$0.64	$0.26

          Accounting for Stock-Based Compensation

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations. The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options.

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

          Derivative Instruments and Hedging Activities

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

3.	Business Acquisitions

          In two separate transactions during fiscal 2001, the Company acquired 100% of CareSteps.com, Inc. (“CareSteps”) and 100% of Empower Health, Inc. (“Empower Health”). The Company has integrated CareSteps’ evidence-based, Internet health application and advanced neural network predictive modeling capabilities with the Company’s current care and disease management services. The acquisition of Empower Health provided market research regarding outcomes improvement services, prospective sales opportunities and experienced management to strengthen the Company’s sales and marketing efforts in addition to key strategic relationships. The purchase price paid for the assets acquired in both transactions was approximately $20.1 million which consisted of cash of $1 million, the Company’s common stock valued at approximately $17.2 million, and acquisition costs and assumed liabilities of approximately $1.9 million. The terms of the Empower Health agreement and plan of merger dated June 5, 2001, provided for contingent consideration of up to an additional 532,500 shares of common stock to be issued if the average closing price of the Company’s common stock exceeded certain targeted levels from October 1, 2001 to September 30, 2006. On December 3, 2001, those targets were met and the Company issued 532,494 unregistered shares of common stock to the original shareholders of Empower Health. The value of the shares issued of approximately $16.6 million was recorded as additional goodwill.

          The purchase price of the aforementioned acquisitions was assigned as follows:

(Rounded to $000s)
Working capital	$263
Property and equipment	36
Deferred tax asset	600
Identifiable intangible assets	1,330
Goodwill	34,300

Acquisition purchase price	$36,529

          Had these transactions occurred on September 1, 2000, unaudited pro forma revenues for the year ended August 31, 2001 would have been approximately $75.5 million. Unaudited pro forma net income for the year ended August 31, 2001 would have been approximately $0.6 million, and unaudited pro forma diluted earnings per share would have been $0.06.

4.	Income Taxes

          Income tax expense is comprised of the following:

Year ended August 31, (in $000s)	2003	2002	2001

Current taxes
Federal	$6,917	$3,921	$1,264
State	2,043	628	424
Deferred taxes
Federal	3,111	2,227	786
State	766	419	36

Total	$12,837	$7,195	$2,510

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset for the fiscal years ended August 31, 2003 and 2002 are as follows:

At August 31, (in $000s)	2003	2002

Deferred tax assets:
Accruals and reserves	$639	$597
Spin-off stock option adjustment	519	864
Deferred compensation	1,922	1,605
Acquired net operating loss carryforward	—	536
Capital loss carryforward	97	97

	3,177	3,699
Valuation allowance	(97)	(97)

	3,080	3,602

Deferred tax liability:
Tax over book depreciation	4,545	1,337
Tax over book amortization	157	10

	4,702	1,347

Net deferred tax asset (liability)	$(1,622)	$2,255

Net current deferred tax assets	$758	$1,313
Net long-term deferred tax asset (liability)	(2,380)	942

	$(1,622)	$2,255

          The Company has recorded a valuation allowance against deferred tax assets as of August 31, 2003 and 2002 totaling approximately $97,000, as management believes it is more likely than not that the net deferred tax asset related to the capital loss carryforward will not be realized in future tax periods. For fiscal 2003 and 2002, the tax benefit of stock option compensation, excluding amounts relieving the deferred tax asset described as “Spin-off stock option adjustment”, is recorded as additional paid-in capital.

          The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:

Year ended August 31, (in $000s)	2003	2002	2001

Statutory federal income tax	$10,646	$5,967	$1,927
State income taxes, less federal income tax benefit	1,854	691	304
Change in valuation allowance	—	97	—
Amortization of goodwill and certain other intangible assets	62	80	216
Other	275	360	63

Income tax expense	$12,837	$7,195	$2,510

5.	Long-Term Debt

          On November 22, 2002, the Company entered into a credit agreement with three financial institutions. The agreement provides the Company with up to $35.0 million in borrowing capacity, including the ability to issue up to $35.0 million of letters of credit, under a credit facility that expires in May 2005. Borrowings under the agreement bear interest, at the Company’s option, at a fluctuating LIBOR-based rate or at the higher of the federal funds rate plus 0.5% or the banks’ prime lending rate. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. As of August 31, 2003, there were no borrowings outstanding under the credit agreement. The agreement also contains various financial covenants, limits the amount of repurchases of the Company’s common stock, and requires the Company to maintain minimum liquidity (cash, marketable securities, and unused availability under the credit agreement) of $8.0 million. As of August 31, 2003, there were two letters of credit outstanding under the agreement of $5.0 million and $0.4 million to support the Company’s requirement to repay fees under two health plan contracts in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contracts. Subsequent to August 31, 2003, the Company was released from the $5.0 million letter of credit. The Company has never had a draw under an outstanding letter of credit.

          Long-term debt at August 31, 2003 consists of computer equipment leased by the Company under capital lease obligations. See Note 7.

          On September 5, 2003, in conjunction with the acquisition of StatusOne Health Systems, Inc. (“StatusOne”), the Company entered into a new revolving credit and term loan agreement with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. See Note 14 for further discussion.

6.	Other Long-Term Liabilities

          The Company has a non-qualified deferred compensation plan under which officers of the Company and certain subsidiaries may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the performance of the Company. Company contributions vest at 25% per year. The plan is unfunded and remains an unsecured obligation of the Company. Participants in these plans elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral. Included in other long-term liabilities are vested amounts under these plans of $3,919,000 and $3,030,000 as of August 31, 2003 and 2002, respectively, net of the current portion of $268,000 and $340,000, respectively. Plan payments required in the five years subsequent to August 31, 2003 for the Company are $268,000, $561,000, $821,000, $459,000 and $206,000.

7.	Leases

          The Company has operating lease agreements principally for its corporate office space and its health plan care enhancement centers. The present corporate office lease is for approximately 70,000 square feet and expires September 2007. The health plan care enhancement center leases are for approximately 15,000 to 30,000 square feet each and have terms of three to ten years. Rent expense under lease agreements for the years ended August 31, 2003, 2002 and 2001 was approximately $3,008,000, $2,169,000 and $1,807,000, respectively.

          A summary of the Company’s future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five years following August 31, 2003 is as follows:

(In $000s)	Capital	Operating
Year ending August 31,	Leases	Leases

2004	$423	$3,533
2005	110	3,733
2006	—	3,433
2007	—	3,009
2008 and thereafter	—	6,403

Total minimum lease payments	533	$20,111

Less amount representing interest	(19)

Present value of net minimum lease payments	514
Less current portion	(405)

	$109

8.	Stockholders’ Equity

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

          In December 2001, the Company entered into a strategic alliance agreement with Johns Hopkins University and Health System for the establishment of an outcomes verification program to independently evaluate the effectiveness of clinical interventions and their clinical and financial results. This five year strategic alliance agreement was effective December 1, 2001. Pursuant to the terms of the funding commitment, the Company pays Johns Hopkins compensation of $1.0 million annually and issued 75,000 unregistered shares of common stock to Johns Hopkins. One half of the 75,000 shares vested immediately, and the remaining 37,500 shares vest on December 1, 2003.

9.	Stock Options

          The Company has several stock option plans under which non-qualified options to purchase the Company’s common stock have been granted. Options under these plans are normally granted at market value at the time of the grant and normally vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. At August 31, 2003, approximately 326,000 shares were reserved for future option grants.

          Stock option activity for the three years ended August 31, 2003 is summarized below:

	Number of	Weighted Average
(In 000s except price data)	Shares	Exercise Price

Outstanding at August 31, 2000	2,661	$3.21
Options granted	1,005	11.41
Options exercised	(664)	2.26
Options forfeited	(74)	4.47
Options expired	(4)	1.75

Outstanding at August 31, 2001	2,924	6.21
Options granted	1,122	19.09
Options exercised	(587)	3.46
Options forfeited	(375)	16.78
Options expired	(6)	4.28

Outstanding at August 31, 2002	3,078	10.17
Options granted	766	31.91
Options exercised	(430)	3.90
Options forfeited	(24)	14.96
Options expired	(111)	18.78

Outstanding at August 31, 2003	3,279	15.78

          The following table summarizes information concerning outstanding and exercisable options at August 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(In 000s)	Life (Yrs.)	Price	(In 000s)	Price

Less than $4.00	779	5.3	$2.99	528	$2.74
$4.01 - $14.00	605	6.0	5.40	447	4.82
$14.01 - $19.00	692	8.8	15.30	178	15.48
$19.01 - $30.00	563	8.2	23.48	134	23.41
More than $30.00	640	10.0	34.94	3	33.51

	3,279	7.6	15.78	1,290	7.43

          The Company has also reserved 75,000 shares of common stock to be granted as restricted stock as part of the Company’s Board of Directors compensation program of which approximately 51,000 shares have been granted as of August 31, 2003.

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

          The Company has a Section 401(k) Retirement Savings Plan (the “Plan”) available to substantially all employees of the Company and its wholly owned subsidiaries. Employee contributions are limited to a percentage of their base compensation as defined in the Plan and are supplemented by Company contributions, which are subject to vesting requirements. Company contributions under the Plan totaled $1,337,000, $683,000 and $458,000 for the years ended August 31, 2003, 2002 and 2001, respectively.

12.	Commitments and Contingencies

          In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The case is currently pending before the United States District Court for the District of Columbia. The employee sued the Company and a wholly-owned subsidiary of the Company, AHSI, as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. The Company has since been dismissed as a defendant; however, the case is still pending against AHSI. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

          The Company believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance that the results of the matter would not have a material adverse impact on the Company, nor can an estimate of possible loss be made, the Company believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit.

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

Summarized financial information by business segment is as follows:

Year ended August 31, (in $000s)	2003	2002	2001

Revenues:
Health plan contracts	$150,085	$104,250	$55,051
Hospital contracts	15,099	18,195	19,636
Other revenue	287	317	434

	$165,471	$122,762	$75,121

Income (loss) before income taxes:
Health plan contracts	$56,918	$32,837	$12,728
Hospital contracts	3,069	3,636	5,242
Shared support services	(22,610)	(14,624)	(8,895)

Total segments	37,377	21,849	9,075
General corporate	(6,066)	(4,299)	(3,408)

	$31,311	$17,550	$5,667

Depreciation and amortization:
Health plan contracts	$4,873	$4,587	$2,980
Hospital contracts	239	262	215
Shared support services	4,746	1,647	1,278

Total segments	9,858	6,496	4,473
General corporate	1,092	775	1,183

	$10,950	$7,271	$5,656

Expenditures for long-lived assets:
Health plan contracts	$5,086	$5,791	$1,846
Hospital contracts	97	164	371
Shared support services	8,727	7,449	1,264

Total segments	13,910	13,404	3,481
General corporate	2,336	644	1,500

	$16,246	$14,048	$4,981

Identifiable assets:
Health plan contracts	$72,416	$65,878	$33,788
Hospital contracts	13,178	13,342	13,364
Shared support services	12,901	9,161	2,739

Total segments	98,495	88,381	49,891
General corporate	40,760	27,381	16,708
Assets not allocated:
Deferred tax assets	758	2,255	4,901

	$140,013	$118,017	$71,500

          All of the Company’s operations are in the United States. During the year ended August 31, 2003, revenues of $66.5 million, $27.5 million and $22.4 million were derived from contracts with three health plan customers that each comprised more than 10% of the Company’s revenues. During the year ended August 31, 2002, revenues of $41.5 million and $25.6 million were derived from contracts with two health plan customers. During the year ended August 31, 2001, revenues of $21.0 million and $10.9 million were derived from contracts with two health plan customers.

14.	Subsequent Events

          On September 5, 2003, the Company completed the acquisition of StatusOne, the market-leading provider of health management services for high-risk populations of health plans and integrated systems nationwide through the merger of a wholly-owned subsidiary of the Company with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The aggregate purchase price paid by the Company was $65 million. In addition, pursuant to an earn-out agreement (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne, as additional purchase price, up to $12.5 million, payable either in cash or common stock, at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition. At the closing, the Company delivered $5 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement.

          In conjunction with the acquisition, the Company entered into a new revolving credit and term loan agreement (the “Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. As of August 31, 2003, there were no borrowings outstanding under the Company’s previous credit agreement. The new Agreement provides the Company with up to $100 million in borrowing capacity, including a $60 million term loan and a $40 million revolving line of credit, under a credit facility that expires on August 31, 2006. The Company is required to make principal installment payments of $3 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27 million balloon payment on August 31, 2006. Borrowings under the Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The Agreement also contains various financial covenants, provides for a fee ranging between 0.375% and 0.5% of unused commitments, prohibits the payment of dividends, and limits the amount of repurchases of the Company’s common stock. On September 16, 2003, the Company entered into an interest rate swap agreement for the management of interest rate exposure. By entering into the interest rate swap agreement the Company effectively converted $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company currently believes that it will be able to meet the hedge accounting criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in accounting for the interest rate swap agreement.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
American Healthways, Inc.

We have audited the accompanying consolidated balance sheet of American Healthways, Inc. and Subsidiaries as of August 31, 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Healthways, Inc. and Subsidiaries at August 31, 2003, and the consolidated results of their operations and their cash flows for the year ended August 31, 2003 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Nashville, Tennessee
October 1, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
American Healthways, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of American Healthways, Inc. and subsidiaries as of August 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Healthways, Inc. and subsidiaries as of August 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(g) to the consolidated financial statements, effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 16, 2002

Quarterly Financial Information (unaudited):
(In thousands except per share data)

Fiscal 2003	First	Second	Third	Fourth

Revenues	$37,538	$40,101	$41,822	$46,010
Gross margin	$12,912	$15,295	$15,095	$16,039
Income before income taxes	$6,270	$8,719	$7,711	$8,611
Net income	$3,699	$5,144	$4,550	$5,081
Basic earnings per share (1)	$0.24	$0.33	$0.29	$0.32
Diluted earnings per share (1)	$0.23	$0.31	$0.28	$0.30

Fiscal 2002	First	Second	Third	Fourth

Revenues	$24,542	$28,380	$31,561	$38,279
Gross margin	$6,357	$9,020	$9,593	$12,947
Income before income taxes	$2,533	$4,148	$4,385	$6,484
Net income	$1,494	$2,448	$2,587	$3,826
Basic earnings per share (1)	$0.10	$0.16	$0.17	$0.25
Diluted earnings per share (1) (2)	$0.10	$0.15	$0.16	$0.24

(1)  Income per share calculations for each of the quarters were based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(2)  Restated to reflect the effect of a three-for-two stock split effective November 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required to be furnished in Item 9 was previously reported in the Company’s Current Report on Form 8-K/A dated December 10, 2002, and is not included herein pursuant to Instruction 1 to Item 9.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of August 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information concerning the Company’s directors, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

          Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Item 11. Executive Compensation

          Information required by this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information required by this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          Information required by this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

          Information required by this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held January 21, 2004, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

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

3.     Exhibits

3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended [incorporated by reference to Exhibit 3.1 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

3.2	Bylaws, as amended

4.1	Article IV of the Company’s Restated Certificate of Incorporation (included in Exhibit 3.1)

10.1	Revolving Credit and Term Loan Agreement between the Company and SunTrust Bank as Administrative Agent, National City Bank as Documentation Agent, and U.S. Bank, N.A. as Syndication Agent dated September 5, 2003 [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed October 10, 2003]

10.2	Form of Revolving Credit Note [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed October 10, 2003]

10.3	Form of Term Note [incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed October 10, 2003]

10.4	Form of Swingline Note [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed October 10, 2003]

10.5	Form of Subsidiary Guaranty Agreement between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed October 10, 2003]

10.6	Agreement and Plan of Merger, dated April 30, 2001 by and among American Healthways, Inc., CareSteps.com, Inc. and C-Steps Acquisition Company [incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 6, 2001]

10.7	Agreement and Plan of Merger, dated June 5, 2001 by and among American Healthways, Inc., Empower Health, Inc. and all the stockholders of Empower Health, Inc. [incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 15, 2001]

Management Contracts and Compensatory Plans

10.8	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran [incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.9	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.10	Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001]

10.11	Employment Agreement dated September 1, 2000 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.13 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.12	Employment Agreement dated October 1, 2001 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.14 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.13	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001]

10.14	Employment Agreement dated February 10, 2002 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.15	Employment Agreement dated October 29, 2003 between the Company and James Pope, MD

10.16	Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]

10.17	Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.18	1991 Employee Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.19	1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.20	1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

10.21	Form of Indemnification Agreement by and among the Company and the Company’s directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.22	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.23	2001 Amended and Restated Stock Option Plan [incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-70948)]

10.24	Agreement and Plan of Merger by and among American Healthways, Inc., AH Mergersub, Inc., StatusOne Health Systems, Inc., and certain stockholders of StatusOne Health Systems, Inc. dated as of September 5, 2003 [incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2003]

10.25	Earn-Out Agreement by and between American Healthways, Inc., and Matt Kelliher, as agent for all the former stockholders of StatusOne Health Systems, Inc., dated as of September 5, 2003 [incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2003]

11	Earnings Per Share Reconciliation

21	Subsidiary List

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed with the SEC during the quarter ended August 31, 2003. However, the following Current Reports on Form 8-K were furnished to the SEC during the quarter ended August 31, 2003.

A Current Report on Form 8-K was furnished on June 6, 2003 reporting a live broadcast of the third quarter conference call to analysts on the Internet.

A Current Report on Form 8-K was furnished on June 19, 2003 reporting third quarter earnings results.

A Current Report on Form 8-K was furnished on June 24, 2003 reporting the Company’s participation in the 13th Annual Nantucket Conference and the related webcast of its presentation.

A Current Report on Form 8-K was furnished on June 25, 2003 reporting that the Company had entered contract negotiations with WellChoice, Inc .

A Current Report on Form 8-K was furnished on July 16, 2003 reporting that the Company had entered into a binding settlement agreement and a letter of intent with a customer to replace its existing contract with a new contract.

(c)	Exhibits

Refer to Item 15(a)(3) above.

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HEALTHWAYS, INC.

November 19, 2003	By:	/s/ Ben R. Leedle, Jr.

Ben R. Leedle, Jr. President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr.	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 19, 2003

/s/ Mary A. Chaput Mary A. Chaput	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2003

/s/ Alfred Lumsdaine Alfred Lumsdaine	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 19, 2003

/s/ Thomas G. Cigarran Thomas G. Cigarran	Chairman of the Board and Director	November 19, 2003

/s/ Frank A. Ehmann Frank A. Ehmann	Director	November 19, 2003

/s/ Henry D. Herr Henry D. Herr *	Director	November 19, 2003

/s/ Martin J. Koldyke Martin J. Koldyke	Director	November 19, 2003

/s/ C. Warren Neel C. Warren Neel	Director	November 19, 2003

/s/ William C. O’Neil, Jr. William C. O’Neil, Jr.	Director	November 19, 2003

/s/ Jay C. Bisgard Jay C. Bisgard	Director	November 19, 2003

/s/ John W. Ballantine John W. Ballantine	Director	November 19, 2003