Form 10-Q
period 2003-11-30
AMERICAN HEALTHWAYS INC
filed 2004-01-13
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2003

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

Yes ☒ No ☐

As of January 9, 2004 there were outstanding 32,003,485 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited)
	November 30,	August 31,
	2003	2003(1)

Current assets:
Cash and cash equivalents	$35,007	$35,956
Accounts receivable, net
Billed	21,043	18,526
Unbilled	4,701	7,971
Other current assets	3,997	4,267
Deferred tax asset	1,105	758

Total current assets	65,853	67,478
Property and equipment:
Leasehold improvements	5,381	5,045
Computer equipment and related software	41,908	38,214
Furniture and office equipment	10,367	9,558

	57,656	52,817
Less accumulated depreciation	(28,528)	(25,166)

	29,128	27,651
Long-term deferred tax asset	67	—
Other assets	2,131	182
Intangible assets, net	22,945	264
Goodwill, net	83,627	44,438

	$203,751	$140,013

(1)    Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	November 30,	August 31,
	2003	2003(1)

Current liabilities:
Accounts payable	$3,130	$4,067
Accrued salaries and benefits	3,183	9,162
Accrued liabilities	4,532	2,790
Contract billings in excess of earned revenue	5,463	3,272
Income taxes payable	1,523	391
Current portion of long-term debt	12,516	389
Current portion of long-term liabilities	484	360

Total current liabilities	30,831	20,431
Long-term debt	45,613	109
Long-term deferred tax liability	2,380	2,380
Other long-term liabilities	5,247	4,662
Stockholders’ equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 40,000,000 shares authorized, 31,925,679 and 31,593,464 shares outstanding(2)	32	32
Additional paid-in capital(2)	77,363	74,070
Retained earnings	42,285	38,329

Total stockholders’ equity	119,680	112,431

	$203,751	$140,013

(1)	Certain items have been reclassified to conform to current classifications.

(2)	Restated to reflect the effect of the December 2003 two-for-one stock split.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended
	November 30,

	2003	2002

Revenues	$51,078	$37,538
Cost of services	34,144	24,626

Gross margin	16,934	12,912
Selling, general and administrative expenses	5,142	3,918
Depreciation and amortization	4,142	2,539
Interest expense	944	185

Income before income taxes	6,706	6,270
Income tax expense	2,750	2,571

Net income	$3,956	$3,699

Earnings per share:(1)
Basic	$0.12	$0.12
Diluted	$0.12	$0.11
Weighted average common shares and equivalents:(1)
Basic	31,790	30,793
Diluted	34,218	32,690

(1)	Restated to reflect the effect of the December 2003 two-for-one stock split.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2003

(In thousands)

(Unaudited)

			Additional
	Preferred	Common	Paid-in	Retained
	Stock	Stock	Capital	Earnings	Total

Balance, August 31, 2003(1)	$—	$32	$74,070	$38,329	$112,431
Exercise of stock options and other	—	—	1,265	—	1,265
Tax benefit of option exercises	—	—	2,028	—	2,028
Net income	—	—	—	3,956	3,956

Balance, November 30, 2003	$—	$32	$77,363	$42,285	$119,680

(1)	Restated to reflect the effect of the December 2003 two-for-one stock split.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	November 30,

	2003	2002(1)

Cash flows from operating activities:
Net income	$3,956	$3,699
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	4,142	2,539
Amortization of deferred loan costs	192	69
Tax benefit of stock option exercises	2,028	352
Decrease (increase) in accounts receivable, net	1,182	(3,026)
Decrease (increase) in other current assets	497	(726)
Decrease in accounts payable	(1,480)	(2,251)
Decrease in accrued salaries and benefits	(6,599)	(7,528)
Increase in other current liabilities	1,706	6,305
Other	488	391
Decrease in other assets	49	251
Payments on other long-term liabilities	(61)	—

Net cash flows provided by operating activities	6,100	75

Cash flows from investing activities:
Acquisition of property and equipment	(3,061)	(4,862)
Business acquisitions, net of cash acquired	(59,812)	—

Net cash flows used in investing activities	(62,873)	(4,862)

Cash flows from financing activities:
Increase in restricted cash and cash equivalents	—	(3,000)
Proceeds from issuance of long-term debt, net of deferred loan costs	57,685	—
Exercise of stock options	1,262	206
Payments of long term-debt	(3,123)	(94)

Net cash flows provided by (used in) financing activities	55,824	(2,888)

Net decrease in cash and cash equivalents	(949)	(7,675)
Cash and cash equivalents, beginning of period	35,956	23,924
Cash and cash equivalents, end of period	$35,007	$16,249

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$649	$13

Cash paid during the period for income taxes	$837	$15

(1)	Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Interim Financial Reporting

      The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three months ended November 30, 2003 and 2002 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Certain items in prior periods have been reclassified to conform to current classifications.

      Certain financial information, which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

(2)    Business Segments

      The Company provides care enhancement and disease management services to health plans and hospitals. The Company’s reportable segments are the types of customers, hospital or health plan, who contract for the Company’s services. The segments are currently managed separately, and the Company evaluates performance based on operating profits of the respective segments. The Company supports both segments with shared support services, including information technology, marketing, and human resources.

      The accounting policies of the segments are the same as those used in the preparation of the Company’s consolidated financial statements. There are no intersegment sales. Income (loss) before income taxes by operating segment excludes general corporate expenses.

Summarized financial information by business segment is as follows:

	Three Months Ended
	November 30,

(In $000s)	2003	2002

Revenues:
Health plan contracts	$47,714	$33,507
Hospital contracts	3,312	3,947
Other revenue	52	84

	$51,078	$37,538

Income (loss) before income taxes:
Health plan contracts	$16,726	$11,932
Hospital contracts	737	753
Shared support services	(7,019)	(5,246)

Total segments	10,444	7,439
General corporate expenses	(3,738)	(1,169)

	$6,706	$6,270

(3)    Recently Issued Accounting Standards

      Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires consolidation of variable interest entities (“VIE”) if certain conditions are met. The interpretation applies immediately to VIEs created after January 31, 2003, and to variable interests obtained in VIEs after January 31, 2003. FIN No. 46 generally applies to periods ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have and is not expected to have a material impact on the Company’s financial position or results of operations.

      Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

(4)    Stock-Based Compensation

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

	Three Months Ended
	November 30,

(In $000s, except per share data)	2003	2002

Net income, as reported	$3,956	$3,699
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,103)	(820)

Pro forma net income	$2,853	$2,879

Earnings per share: (1)
Basic — as reported	$0.12	$0.12
Basic — pro forma	$0.09	$0.09
Diluted — as reported	$0.12	$0.11
Diluted — pro forma	$0.08	$0.09

(1)	Restated to reflect the effect of the December 2003 two-for-one stock split.

(5)    Business Acquisitions

      On September 5, 2003, the Company completed the acquisition of StatusOne Health Systems, Inc. (“StatusOne”) through the merger of a wholly-owned subsidiary of the Company with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The addition of StatusOne expands the Company’s product offerings and provides for additional opportunities for initiating and expanding total-population care management programs with health plans.

      The aggregate purchase price paid by the Company was approximately $65.4 million, which was funded through a $60 million term loan and cash of $5.4 million, including acquisition costs of approximately $0.4 million. In addition, pursuant to an earn-out agreement (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition (the “Earn-Out Period”). At the closing, the Company delivered $5 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement.

      The allocation of the StatusOne purchase price, shown below, is preliminary and subject to adjustments, primarily related to any additional purchase price attributable to StatusOne’s results during the Earn-Out Period.

(In $000s)

Fair value of net assets acquired	$2,589
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	39,189

Total purchase price	$65,422

      The results of operations of StatusOne were consolidated with those of the Company beginning September 5, 2003. The unaudited pro forma results of operations as if the transaction had occurred on September 1, 2002 are as follows:

Three Months Ended
(In $000s, except per share data)	November 30, 2002

Revenues	$42,379
Net income	$3,500
Earnings per share:(1)
Basic	$0.11
Diluted	$0.11

(1)	Reflects the effect of the December 2003 two-for-one stock split.

(6)    Intangible and Other Assets

      Intangible assets subject to amortization at November 30, 2003 consist of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

(In $000s) Acquired technology	$10,163	$508	$9,655
Customer contracts	9,385	615	8,770
Other intangibles	1,242	1,066	176

Total	$20,790	$2,189	$18,601

      Acquired technology and customer contracts are being amortized on a straight-line basis over a five-year estimated useful life. Other intangible assets included in the table above are being amortized on a straight-line basis over their estimated useful lives (one to three years) and consist primarily of non-competition agreements associated with business acquisitions. Total amortization expense for the three months ended November 30, 2003 was $1,088,000. Estimated amortization expense for the remainder of fiscal 2004 and the following four fiscal years thereafter is $3,121,000, $3,885,000, $3,870,000, $3,865,000 and $3,860,000, respectively. The Company assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

      Intangible assets not subject to amortization at November 30, 2003 consist of the trade name associated with the StatusOne acquisition of $4,344,000. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

      Other assets consist primarily of deferred loan costs net of accumulated amortization.

(7)    Long-Term Debt

      On September 5, 2003, in conjunction with the acquisition of StatusOne, the Company entered into a new revolving credit and term loan agreement (the “Credit Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. The Credit Agreement provides the Company with up to $100 million in borrowing capacity, including a $60 million term loan (the “Term Loan”) and a $40 million revolving line of credit, under a credit facility that expires on August 31, 2006. The Company is required to make principal installment payments of $3 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27 million balloon payment due on August 31, 2006. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The Credit Agreement also contains various financial covenants, provides for a fee ranging between 0.375% and 0.5% of unused commitments, prohibits the payment of dividends, and limits the amount of repurchases of the Company’s common stock. On September 16, 2003, the Company entered into an interest rate swap agreement to reduce the exposure to interest rate fluctuations.

      By entering into the interest rate swap agreement the Company effectively converted $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company currently believes that it meets and will continue to meet the hedge accounting criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in accounting for the interest rate swap agreement.

(8)    Commitments and Contingencies

      In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The case is currently pending before the United States District Court for the District of Columbia. The employee sued American Healthways, Inc. (“AMHC”) and a wholly-owned subsidiary of AMHC, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. AMHC has since been dismissed as a defendant; however, the case is still pending against AHSI. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

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

(9)    Stockholders’ Equity

      In December 2001, the Company established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company as well as other members of the disease management and care enhancement industry. In addition to a five-year funding commitment by the Company that began December 1, 2001, additional funding may be provided for this program through research sponsored by other outcomes-based health-care organizations. Pursuant to the terms of the funding commitment, the Company provides Johns Hopkins compensation of up to $1.0 million annually and issued 150,000 unregistered shares of common stock to Johns Hopkins. One half of the 150,000 shares vested immediately, and the remaining 75,000 shares vest over three years beginning on December 1, 2003.

(10)    Subsequent Event

      On November 17, 2003, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend which was distributed on December 19, 2003 to stockholders of record at the close of business on December 5, 2003. The consolidated financial statements and notes and exhibits hereto have been restated to give effect to the stock split.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive care enhancement and disease management services to individuals in all 50 states, the District of Columbia, Puerto Rico, and Guam. The Company’s integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and confidential, secure Internet-based applications that provide patients and physicians with individualized health information and data. The Company’s integrated care enhancement programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

      The Company’s integrated care enhancement product line includes programs for health plan members with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis and urinary incontinence. The programs are designed to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most current, evidence-based clinical guidelines as approved/adopted by the nation’s leading nonprofit health organizations.

      On September 5, 2003, the Company completed the acquisition of StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated systems nationwide. The addition of StatusOne expands the Company’s product offerings and provides for additional opportunities for initiating and expanding total-population care management programs with health plans.

      The flexibility of the Company’s programs allows health plans to enter the disease management and care enhancement market at the level they deem appropriate for their organization, including the management of a single chronic disease, multiple chronic diseases or total-population in which all members receive the benefit of multiple programs at a single cost.

      As of November 30, 2003, the Company had contracts with 39 health plans to provide 85 disease management and care enhancement program services and also had 48 contracts to provide its services at 66 hospitals.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to sign and implement new contracts for health plan disease management services and care enhancement services and to sign and implement new contracts for hospital-based diabetes services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of health plan customers;

•	the Company’s ability to effect cost savings and clinical outcomes improvements under health plan disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;

•	the ability of the Company to accurately forecast performance and the timing of revenue recognition under the terms of its health plan contracts ahead of data collection and reconciliation;

•	the Company’s ability to collect contractually earned performance incentive bonuses;

•	the ability of the Company’s health plan customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;

•	the Company’s ability to resolve favorably contract billing and interpretation issues with its health plan customers;

•	the Company’s ability to integrate the operations of StatusOne into the Company’s business;

•	the Company’s ability to achieve the expected financial results for StatusOne;

•	the Company’s ability to service its debt and make principal and interest payments as those payments become due

•	the ability of the Company to effectively integrate new technologies and approaches, such as those encompassed in its care enhancement initiatives, into the Company’s care enhancement platform;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the Company’s ability to implement its care enhancement strategy within expected cost estimates;

•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s health plan operations and to support or guarantee the Company’s performance under new health plan contracts;

•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;

•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements with hospitals and health plans;

•	the impact of litigation involving the Company;

•	the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and

•	general economic conditions.

      The Company undertakes no obligation to update or revise any such forward-looking statements.

      The following table sets forth the sources of the Company’s revenues by customer type as a percentage of total revenues for the three months ended November 30, 2003 and 2002:

	Three Months Ended
	November 30,

	2003	2002

Health plan contracts	93%	89%
Hospital contracts	7	11

	100%	100%

The Company believes that its future revenue growth will result from health plan customer contracts.

Critical Accounting Policies

      The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

      Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g. PPO, HMO, Medicare). These contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the health plan (“performance-based”) if a targeted percentage reduction in the health plan’s health-care costs and clinical and/or other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 11% of the Company’s revenues recorded during the three months ended November 30, 2003 were performance-based and are subject to final reconciliation; the Company anticipates that this percentage will fluctuate due to the timing of data reconciliation and revenue recognition associated with performance-based fees. A limited number of contracts also provide opportunities for the Company to receive incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

      The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, which is performance-based and may be subject to refund should performance targets not be met. The monthly billing does not include any potential incentive bonuses which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees is recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees is recognized based on performance-to-date in the contract year; additional incentive bonuses are recognized based on performance-to-date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation (“contractual reserves”). In the event interim performance measures indicate that performance targets are not being met, or data from the health plan is insufficient or incomplete to measure performance, fees subject to refund are not recognized as revenues but rather are recorded in a current liability account “Contract Billings in Excess of Earned Revenue”. In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would only reverse revenues previously recognized in those situations in which performance-to-date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

      The settlement process under a contract, which generally is not completed until six to eight months after the end of a contract year, involves reconciliation of both health-care claims and clinical data and includes the settlement of any performance-based fees. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual allowances until agreement is reached with respect to identified issues.

Impairment of Intangible Assets and Goodwill

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill acquired is reviewed for impairment by reporting unit on an annual basis or more frequently whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.

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

      The Company’s other identifiable intangible assets, such as acquired technology, customer contracts, and trade names, are amortized on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Health Plan Contracts

      The Company’s health plan disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases or who are at high risk for a future adverse health event to services that include providing local market resources to address acute episode interventions and coordination of care with local health-care providers. Calls are primarily made from one of the Company’s care enhancement centers. Fees under the Company’s health plan contracts are generally determined by multiplying a contractually negotiated rate per health plan member per month by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the health plan (“performance-based”) if a targeted percentage reduction in the health plan’s health-care costs and clinical and/or other criteria that focus on improving the health of the members, compared to a baseline year, is not achieved. Approximately 11% of the Company’s revenues recorded during the three months ended November 30, 2003 were performance-based and are subject to final reconciliation. A limited number of contracts also provide opportunities for the Company to receive incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

      The Company’s health plan contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. Some contracts provide for early termination by the health plan under certain conditions. No assurances can be given that the results from restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition.

      Disease management and care enhancement health plan contracts require sophisticated management information systems to enable the Company to manage the care of large populations of health plan members with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after the implementation of the Company’s programs. The Company has developed and is continually expanding and enhancing its clinical and data management and reporting systems, which it believes meet its information management needs for its disease management and care enhancement services. The anticipated expansion and enhancement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

      The Company measures the volume of participation in its programs by the actual number of health plan members for whom the Company is providing services, which is reported as “actual lives under management”. The annual membership enrollment and disenrollment processes of employers (whose employees are the health plan members) from health plans can result in a seasonal reduction in actual lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and may also allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may result in the Company’s loss of actual lives under management as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign up with the Company’s customers, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of health-care claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of actual lives under management of between 5% and 7% on January 1 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues on existing contracts in its second fiscal quarter.

      At November 30, 2003, the Company had contracts with 39 health plans to provide 85 disease management and care enhancement program services. Actual lives under management represent the number of health plan members to whom the Company is currently providing services. Annualized revenue in backlog represents the estimated annualized revenue associated with signed contracts at November 30, 2003 for which the Company has not yet begun to provide services. The number of actual lives under management and annualized revenue in backlog are shown below at November 30, 2003 and 2002.

At November 30,	2003	2002

Actual lives under management	1,024,000	668,000
Annualized revenue in backlog (in $000s)	$21,900	$21,600

      The Company has experienced increasing demand for its health plan customers’ administrative services only (“ASO”) business. ASO business represents lives for which the Company’s health plan customers do not assume risk but provide only administrative claim and health network access services, principally to self-insured employers. Some of the Company’s health plan customers that also provide ASO services have recently begun offering the Company’s care enhancement services to their self-insured employer customers. Signed contracts between these self-insured employers and the Company’s health plan customers are incorporated in the Company’s contracts with its health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, when appropriate.

      Approximately 58% of the Company’s revenues for the three months ended November 30, 2003 were derived from three health plan contracts that each comprised more than 10% of the Company’s revenue for the period. The loss of any of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations, cash flows, and financial condition.

      Of the four health plan contracts scheduled to expire in fiscal 2004, one has been renewed, one has been renewed and expanded, and one contract, representing less than 1% of revenues for the three months ended November 30, 2003, was terminated effective December 31, 2003. As of November 30,

2003, 23 of the Company’s health plan contracts, representing approximately 27% of the Company’s revenues for the three months ended November 30, 2003, allow for early termination. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations, cash flows, and financial condition.

Hospital Contracts

      The Company’s hospital-based diabetes treatment centers are located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located and thereby increase the hospital’s market share of diabetes patients and lower the hospital’s cost of providing services while enhancing the quality of care to this population. Fee structures under the hospital contracts consist primarily of fixed management fees, which are recorded as services are provided. The terms of hospital contracts generally range from two to five years and are subject to periodic renegotiation and renewal that may include reduction in fee structures that would have a negative impact on the Company’s revenues and profitability. These contracts are structured in various forms, ranging from arrangements where all costs of the Company’s program for center professional personnel and community relations are the responsibility of the Company to structures where all Company program costs are the responsibility of the client hospital. The Company is paid directly by the hospital. Patients receiving services from the diabetes treatment centers are charged by the hospital for typical hospital services.

      As of November 30, 2003, the Company had 48 hospital contracts to provide services at 66 hospital sites. Components of changes in the total number of hospital contracts and hospital sites under these contracts for the three months ended November 30, 2003 and 2002 are presented below.

	Three Months Ended
	November 30,

	2003	2002

Contracts in effect at beginning of period	49	55
Contracts signed	1	1
Contracts discontinued	(2)	(2)

Contracts in effect at end of period	48	54

Hospital sites where services are delivered	66	72

      During the three months ended November 30, 2003, two hospital contracts were discontinued. The Company has no material continuing obligations or costs associated with the termination of any of its client hospital contracts. The Company anticipates that continued hospital industry pressures to reduce costs because of constrained revenues may result in a continuation of contract rate reductions and the potential for additional contract terminations. During the remainder of fiscal 2004, 16 hospital contracts representing approximately 3% of the Company’s revenues for the three months ended November 30, 2003 are subject to expiration if not renewed. An additional nine hospital contracts representing less than 1% of the Company’s revenues for the three months ended November 30, 2003 have early cancellation provisions.

      The hospital industry continues to experience pressures on its profitability as a result of constrained revenues from governmental and private revenue sources as well as from increasing underlying medical care costs. As a result, average revenue per hospital contract for the three months ended November 30, 2003 declined by 7% compared with the same period in the prior year. While the

Company believes that its products are geared specifically to assist hospitals in controlling the high costs associated with the treatment of diabetes, the pressures on the hospitals to reduce costs in the short term may have a negative effect, in certain circumstances, on the ability of the Company to sign new and retain current hospital contracts as well as on the Company’s ability to retain existing hospital contract fee structures. There can be no assurance that these financial pressures will not continue to have a negative impact on the Company’s hospital contract operations.

Business Strategy

      The Company’s primary strategy is to develop new and expand existing relationships with health plans to provide disease management and care enhancement services. The Company anticipates that it will utilize its scaleable state-of-the-art care enhancement centers and medical information technologies to gain a competitive advantage in delivering its health plan disease management and care enhancement services. In addition, the Company will continue to add services to its product mix that extend the Company’s programs for health plans beyond a chronic disease focus and provide care enhancement services to members identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that improvements in care, and therefore significant cost savings, can result from providing care enhancement programs to members with these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s total health-care costs. The Company anticipates that significant costs will be incurred during the remainder of fiscal 2004 for the enhancement and expansion of clinical programs, the enhancement of information technology support, the opening of additional care enhancement centers as needed, and the integration of StatusOne. The Company expects that a significant portion of these costs will be incurred prior to the initiation of revenues from new contracts. The Company also recognizes the possibility that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

Results of Operations

      The following table shows the components of the statements of operations for the three months ended November 30, 2003 and 2002 expressed as a percentage of revenues.

	Three Months Ended
	November 30,

	2003	2002

Revenues	100.0%	100.0%
Cost of services	66.8%	65.6%

Gross margin	33.2%	34.4%
Selling, general and administrative expenses	10.1%	10.4%
Depreciation and amortization	8.1%	6.8%
Interest expense	1.8%	0.5%

Income before income taxes	13.2%	16.7%
Income tax expense	5.4%	6.8%

Net income	7.8%	9.9%

Revenues

      The Company and each of its operating segments had revenues (in thousands) for the three months ended November 30, 2003 and 2002 as follows:

	Three Months Ended
	November 30,

	2003	2002

Health plan contracts	$47,714	$33,507
Hospital contracts	3,312	3,947
Other revenue	52	84

Total	$51,078	$37,538

      Revenues for the three months ended November 30, 2003 increased 36.1% over the three months ended November 30, 2002 primarily due to the growth in health plan contract revenues offset slightly by a decrease in hospital contract revenues. As explained more fully below, the increase in health plan contract revenues resulted from an increase in average actual lives under management, somewhat offset by a decrease in average revenue per life.

      The average number of actual lives under management increased 56.8% from approximately 613,000 lives for the three months ended November 30, 2002 to 961,000 lives for the three months ended November 30, 2003. The increase in average actual lives under management was primarily due to existing health plan customers adding new programs, the signing of new health plan contracts during fiscal 2003 and 2004, the acquisition of StatusOne, and an increase in the ASO/PPO actual lives under management.

      The average revenue per actual life managed under the Company’s health plan contracts for the three months ended November 30, 2003 decreased 9.2% from the same period in the prior year, primarily as a result of changes in the mix of products purchased by customers and a decrease in contract performance incentive bonus revenues of $0.3 million for the three months ended November 30, 2003 compared to the same period in fiscal 2003. Although the average service intensity for a health plan member differs by care enhancement program, the Company believes that the percent contribution margin is approximately the same for all of the Company’s programs.

      The decrease in hospital contract revenues was principally due to rate reductions on contract renewals and a lower average number of contracts in operation during the three months ended November 30, 2003 compared to the same period in the prior year.

      The Company anticipates that total revenues for the remainder of fiscal 2004 will increase over fiscal 2003 revenues primarily as a result of additional actual lives under management for its existing and anticipated new health plan contracts and revenues from StatusOne. The increase may be offset somewhat by lower revenues from hospital contract operations and a decline in the level of contract performance incentive bonus revenues as the Company moves to contracts with a reduced opportunity for incentive bonus revenues.

Cost of Services

      Cost of services for the three months ended November 30, 2003 increased $9.5 million or 38.7% over the same period in the prior year primarily due to higher staffing levels and other direct contract support costs associated with increases in the number of actual lives under management covered in the Company’s health plan contracts. Cost of services as a percentage of revenues increased slightly to 66.8% for the first quarter of fiscal 2004, compared to 65.6% for the first quarter of fiscal 2003, primarily as a result of a $0.3 million decrease in contract performance incentive bonus revenues recognized during the first quarter of fiscal 2004 as well as the incremental costs of preparing for and servicing new contracts that have not yet begun or which have performance-based fees which will not be recognizable as revenue until data is sufficient to determine performance.

      The Company anticipates that cost of services for the remainder of fiscal 2004 will increase over fiscal 2003 cost of services primarily as a result of increased operating staff required for expected increases in the number of actual lives under management, the incremental cost of services attributable to StatusOne, increased indirect staff costs associated with the continuing development and implementation of its care enhancement services, and increases in information technology staff. In addition, the Company expects to incur incremental costs preparing for and servicing new contracts that have not yet begun or which have performance-based fees which will not be recognizable as revenue until data is sufficient to determine performance, which the Company believes will not occur before the fourth quarter of fiscal 2004.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses as a percentage of revenues for the three months ended November 30, 2003 decreased slightly compared to the three months ended November 30, 2002, primarily as a result of the Company’s ability to effectively leverage its selling, general and administrative expenses as a result of growth in the Company’s health plan operations.

      The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of increased sales and marketing expenses, increased support costs required for the Company’s rapidly growing health plan segment, and the incremental selling, general and administrative expenses attributable to StatusOne.

Depreciation and Amortization

      Depreciation and amortization expense for the three months ended November 30, 2003 increased $1.6 million or 63.1% over the same period in 2002 primarily due to amortization on intangible assets related to the acquisition of StatusOne and an increase in depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the addition of one care enhancement center and the expansion of the corporate office and two existing care enhancement centers since November 30, 2002.

      The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of the additional amortization associated with intangible assets related to the StatusOne acquisition, additional capital expenditures associated with expected increases in the number of actual lives under management, and growth and improvement in the Company’s information technology capabilities.

Interest Expense

      The Company’s interest expense was $0.9 million for the three months ended November 30, 2003 compared to $0.2 million for the three months ended November 30, 2002. The increase in interest expense was primarily attributable to interest costs related to a $60 million term loan (the “Term Loan”) incurred in connection with the Company’s acquisition of StatusOne (described more fully in “Liquidity and Capital Resources” below), offset slightly by decreased fees associated with a decrease in outstanding letters of credit to support the Company’s contractual requirement to repay fees in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of certain contracts.

      The Company anticipates that interest expense for the remainder of fiscal 2004 will increase significantly over fiscal 2003 primarily as a result of interest costs related to the Company’s Term Loan.

Income Tax Expense

      The Company’s income tax expense for the three months ended November 30, 2003 was $2.8 million compared to $2.6 million for the three months ended November 30, 2002. The increase in income tax expense between these periods resulted primarily from an increase in profitability. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate of 41% for the three months ended November 30, 2003 and 2002 are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

      Operating activities for the three months ended November 30, 2003 generated $6.1 million in cash flow from operations compared to $0.1 million for the three months ended November 30, 2002. The increase in operating cash flow resulted primarily from an increase in cash collections on accounts receivable. Investing activities during the three months ended November 30, 2003 used $62.9 million in cash, which consisted of the acquisition of StatusOne and the purchase of property and equipment primarily associated with enhancements in the Company’s health plan information technology capabilities. Financing activities for the three months ended November 30, 2003 provided $55.8 million in cash primarily due to net proceeds from the issuance of debt related to the acquisition of StatusOne and the exercise of stock options, offset by payments of long-term debt.

      On September 5, 2003, in conjunction with the acquisition of StatusOne, the Company entered into a new revolving credit and term loan agreement (the “Credit Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. The Credit Agreement provides the Company with up to $100 million in borrowing capacity, including a $60 million Term Loan and a $40 million revolving line of credit, under a credit facility that expires on August 31, 2006. The Company is required to make principal installment payments of $3 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27 million balloon payment due on August 31, 2006. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The Credit Agreement also contains various financial covenants, provides for a fee ranging between 0.375% and 0.5% of unused commitments, prohibits the payment of dividends, and limits the amount of repurchases of the Company’s common stock. On September 16, 2003, the Company entered into an interest rate swap agreement for the management of interest rate exposure. By entering into the interest rate swap agreement the Company effectively converted $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company currently believes that it meets and will continue to meet the hedge accounting criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in accounting for the interest rate swap agreement.

      As of November 30, 2003, there was one letter of credit outstanding under the Credit Agreement for $0.4 million to support the Company’s requirement to repay fees under one health plan contract in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contract. The Company has never had a draw under an outstanding letter of credit.

      Pursuant to an earn-out agreement (the “Earn-Out Agreement”) associated with the acquisition of StatusOne, the Company is obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition.

      The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to meet its contractual obligations, including the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement, and to fund the current level of growth in its health plan operations, including the planned opening of two care enhancement centers in fiscal 2004. However, to the extent that the expansion of the Company’s health plan operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new health plan contracts, the Company may need to raise additional capital through an expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its health plan operations could be restricted. In addition, should health plan contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its health plan operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

Material Commitments

      The following schedule summarizes the Company’s contractual cash obligations at November 30, 2003. It does not include the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement.

	Twelve Months Ended November 30,

(In $000s)				2009 and
	2004	2005 - 2006	2007 - 2008	After	Total

Long-term debt (1)	$12,516	$45,330	$283	$—	$58,129
Deferred compensation plan payments	279	1,509	739	2,045	4,572
Operating lease obligations	4,109	7,540	4,414	4,386	20,449
Other contractual cash obligations (2)	1,000	2,000	—	—	3,000

Total contractual cash obligations	$17,904	$56,379	$5,436	$6,431	$86,150

(1)	Long-term debt consists of principal payments due under the Credit Agreement and capital lease obligations, including the current portion.

(2)	Other contractual cash obligations represent cash payments in connection with the Company’s funding an industry-wide Outcomes Verification Program independently evaluated by Johns Hopkins University and Health System.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk related to interest rate changes, primarily as a result of its Credit Agreement which bears interest based on floating rates. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. In order to manage its interest rate exposure, the Company entered into an interest rate swap agreement, effectively converting $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99% as described under “Liquidity and Capital Resources” in Item 2. The Company does not anticipate any material changes in its primary market risk exposures or how those exposures are managed in fiscal 2004. The Company does not execute transactions or hold derivative financial instruments for trading purposes.

      A one-point interest rate change on the variable rate debt outstanding at November 30, 2003 would have resulted in interest expense fluctuating approximately $48,000 for the three months ended November 30, 2003.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2003. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Part II

Item 1.    Legal Proceedings.

      In June 1994, a “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. The case is currently pending before the United States District Court for the District of Columbia. The employee sued American Healthways, Inc. (“AMHC”) and a wholly-owned subsidiary of AMHC, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. AMHC has since been dismissed as a defendant; however, the case is still pending against AHSI. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The Office of the Inspector General of the Department of Health and Human Services determined not to intervene in the litigation, and the complaint was unsealed in February 1995. The case is still in the discovery stage and has not yet been set for trial.

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

      Not Applicable.

Item 3.    Defaults Upon Senior Securities.

      Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5.    Other Information.

      Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
	10.1	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher

	11	Earnings Per Share Reconciliation

	31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

	31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

	32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed with the SEC during the quarter ended November 30, 2003.

A Current Report on Form 8-K was filed on September 9, 2003 under Items 2 and 7 related to the acquisition of StatusOne, containing a description of the acquisition and certain exhibits.

A Current Report on Form 8-K/A was filed on October 10, 2003 under Item 7 related to the acquisition of StatusOne and containing the financial statements required to be filed pursuant to Rule 3-05(b) of Regulation S-X, the pro forma financial information required to be filed pursuant to Article 11 of Regulation S-X, and certain exhibits.

The following Current Reports on Form 8-K were furnished to the SEC during the quarter ended November 30, 2003.

A Current Report on Form 8-K was furnished on October 1, 2003 reporting a live broadcast on the Internet of the fourth quarter conference call to analysts.

A Current Report on Form 8-K was furnished on October 9, 2003 reporting earnings results for the fourth quarter and fiscal year ended August 31, 2003.

A Current Report on Form 8-K was furnished on October 9, 2003 reporting the Company’s participation in the 14th Annual Healthcare Conference hosted by CBIC World Markets and the related live broadcast on the Internet of the Company’s presentation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc. (Registrant)

Date	January 9, 2004	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date	January 9, 2004	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)