Form 10-Q
period 2004-02-29
AMERICAN HEALTHWAYS INC
filed 2004-04-14
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 2004

Commission File Number 000-19364

AMERICAN HEALTHWAYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1117144 (I.R.S. Employer Identification No.)

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

Yes     [X]         No   [   ]

As of April 9, 2004 there were outstanding 32,563,660 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

(Unaudited)

	February 29,	August 31,
	2004	2003
Current assets:
Cash and cash equivalents	$29,260	$35,956
Accounts receivable, net
Billed	34,683	18,526
Unbilled	3,817	7,971
Other current assets	5,378	4,267
Deferred tax asset	1,215	758

Total current assets	74,353	67,478
Property and equipment:
Leasehold improvements	6,103	5,045
Computer equipment and related software	46,000	38,214
Furniture and office equipment	10,944	9,558

	63,047	52,817
Less accumulated depreciation	(31,836)	(25,166)

	31,211	27,651
Long-term deferred tax asset	67	—
Other assets	3,026	182
Intangible assets, net	21,876	264
Goodwill, net	93,541	44,438

	$224,074	$140,013

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	February 29,	August 31,
	2004	2003
Current liabilities:
Accounts payable	$4,904	$4,067
Accrued salaries and benefits	3,603	9,162
Accrued liabilities	5,019	2,790
Contract billings in excess of earned revenue	7,817	3,272
Income taxes payable	219	391
Current portion of long-term debt	12,404	389
Current portion of long-term liabilities	955	360

Total current liabilities	34,921	20,431
Long-term debt	42,634	109
Long-term deferred tax liability	11,838	2,380
Other long-term liabilities	5,053	4,662
Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 and 40,000,000 shares authorized, 32,116,632 and 31,593,464 shares outstanding	32	32
Additional paid-in capital	82,163	74,070
Retained earnings	47,610	38,329
Accumulated other comprehensive loss	(177)	—

Total stockholders’ equity	129,628	112,431

	$224,074	$140,013

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29/28,		February 29/28,
	2004	2003	2004	2003
Revenues	$57,122	$40,101	$108,200	$77,639
Cost of services	37,020	24,806	71,164	49,432

Gross margin	20,102	15,295	37,036	28,207
Selling, general and administrative expenses	6,022	3,793	11,164	7,711
Depreciation and amortization	4,429	2,663	8,570	5,201
Interest expense	890	120	1,834	306

Income before income taxes	8,761	8,719	15,468	14,989
Income tax expense	3,437	3,575	6,187	6,146

Net income	$5,324	$5,144	$9,281	$8,843

Earnings per share:
Basic	$0.17	$0.17	$0.29	$0.29
Diluted	$0.15	$0.16	$0.27	$0.27
Weighted average common shares and equivalents:
Basic	32,039	30,883	31,915	30,838
Diluted	34,746	32,680	34,507	32,685

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended February 29, 2004

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, August 31, 2003	$—	$32	$74,070	$38,329	$—	$112,431
Net income	—	—	—	9,281	—	9,281
Net change in fair value of interest rate swap, net of income taxes of $118	—	—	—	—	(177)	(177)

Total comprehensive income						9,104
Exercise of stock options and other	—	—	2,500	—	—	2,500
Tax benefit of option exercises	—	—	3,781	—	—	3,781
Stock issued in conjunction with strategic alliance	—	—	1,812	—	—	1,812

Balance, February 29, 2004	$—	$32	$82,163	$47,610	$(177)	$129,628

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 29/28,
	2004	2003
Cash flows from operating activities:
Net income	$9,281	$8,843
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	8,570	5,201
Amortization of deferred loan costs	384	138
Tax benefit of stock option exercises	3,781	719
Increase in accounts receivable, net	(11,574)	(5,249)
Increase in other current assets	(232)	(781)
Increase in accounts payable	294	50
Decrease in accrued salaries and benefits	(6,179)	(5,780)
Increase in other current liabilities	2,947	9,778
Other	1,488	727
Decrease in other assets	170	168
Payments on other long-term liabilities	(300)	(204)

Net cash flows provided by operating activities	8,630	13,610

Cash flows from investing activities:
Acquisition of property and equipment	(8,538)	(7,757)
Business acquisitions, net of cash acquired	(60,223)	—

Net cash flows used in investing activities	(68,761)	(7,757)

Cash flows from financing activities:
Increase in restricted cash and cash equivalents	—	(3,000)
Proceeds from issuance of long-term debt, net of deferred loan costs	57,685	—
Exercise of stock options	1,964	392
Payments of long term-debt	(6,214)	(189)

Net cash flows provided by (used in) financing activities	53,435	(2,797)

Net increase (decrease) in cash and cash equivalents	(6,696)	3,056
Cash and cash equivalents, beginning of period	35,956	23,924

Cash and cash equivalents, end of period	$29,260	$26,980

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

     The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three and six months ended February 29, 2004 and February 28, 2003 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Certain items in prior periods have been reclassified to conform to current classifications.

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

(2)	Segment Disclosures

     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on a management approach to defining operating segments. Historically, the Company has distinguished operating and reportable segments based upon the types of customers (hospitals or health plans) that contract for the Company’s services. In order to improve operational efficiency, in December 2003 the Company merged its operations into a single operating segment for purposes of presenting financial information and evaluating performance.

(3)	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires consolidation of variable interest entities (“VIE”) if certain conditions are met and generally applies to periods ending after March 15, 2004. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position or results of operations.

Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

(4)	Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

     The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Compensation expense recorded under APB No. 25 for the three and six months ended February 29, 2004 was approximately $530,000. This expense resulted primarily from the grant, subject to stockholder approval, of stock options to two new directors of the Company in June 2003. Such approval was obtained at the Annual Meeting of Stockholders in January 2004, at which time the options were issued. The Company recognizes compensation expense related to fixed award stock options on a straight-line basis.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	February 29/28,		February 29/28,
(In $000s, except per share data)	2004	2003	2004	2003
Net income, as reported	$5,324	$5,144	$9,281	$8,843
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	329	—	329	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,370)	(820)	(2,531)	(1,641)

Pro forma net income	$4,283	$4,324	$7,079	$7,202

Earnings per share:
Basic - as reported	$0.17	$0.17	$0.29	$0.29
Basic - pro forma	$0.13	$0.14	$0.22	$0.23
Diluted - as reported	$0.15	$0.16	$0.27	$0.27
Diluted - pro forma	$0.12	$0.13	$0.21	$0.22

(5)	Business Acquisitions

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

     The aggregate purchase price paid by the Company was approximately $65.7 million, which was funded through a $60 million term loan and cash of $5.7 million, including acquisition costs of approximately $0.7 million. In addition, pursuant to an earn-out agreement (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition (the “Earn-Out Period”). At the closing, the Company delivered $5 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement.

     The allocation of the StatusOne purchase price, shown below, is preliminary and subject to adjustments, primarily related to any additional purchase price attributable to StatusOne’s results during the Earn-Out Period.

(In $000s)
Fair value of current net tangible assets acquired	$1,688
Fair value of long-term net tangible liabilities assumed	(8,783)
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	49,103

Total purchase price	$65,652

     The results of operations of StatusOne were consolidated with those of the Company beginning September 5, 2003. The unaudited pro forma results of operations as if the transaction had occurred on September 1, 2002 are as follows:

	Three Months Ended	Six Months Ended
(In $000s, except per share data)	February 28, 2003	February 28, 2003
Revenues	$45,397	$87,776
Net income	$4,819	$8,319
Earnings per share:
Basic	$0.16	$0.27
Diluted	$0.15	$0.25

(6)	Intangible and Other Assets

     Intangible assets subject to amortization at February 29, 2004 consist of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net
Acquired technology	$10,163	$1,016	$9,147
Customer contracts	9,349	1,052	8,297
Other intangibles	1,242	1,154	88

Total	$20,754	$3,222	$17,532

     Acquired technology and customer contracts are being amortized on a straight-line basis over a five-year estimated useful life. Other intangible assets included in the table above are being amortized on a straight-line basis over their estimated useful lives (one to three years) and consist primarily of non-competition agreements associated with business acquisitions. Total amortization expense for the six months ended February 29, 2004 was $2,162,000. Estimated amortization expense for the remainder of fiscal 2004 and the following four fiscal years thereafter is $2,047,000, $3,888,000, $3,873,000, $3,865,000 and $3,859,000, respectively. The Company assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

     Intangible assets not subject to amortization at February 29, 2004 consist of the trade name associated with the StatusOne acquisition of $4,344,000. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

     Other assets consist primarily of deferred loan costs net of accumulated amortization.

(7)	Long-Term Debt

     On September 5, 2003, in conjunction with the acquisition of StatusOne, the Company entered into a new revolving credit and term loan agreement (the “Credit Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. The Credit Agreement provides the Company with up to $100 million in borrowing capacity, including a $60 million term loan (the “Term Loan”) and a $40 million revolving line of credit, under a credit facility that expires on August 31, 2006. The Company is required to make principal installment payments of $3 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27 million balloon payment due on August 31, 2006. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the credit facility. The Credit Agreement also contains various financial covenants, provides for a fee ranging between 0.375% and 0.5% of unused commitments, prohibits the payment of dividends, and limits the amount of repurchases of the Company’s common stock. On September 16, 2003, the Company entered into an interest rate swap agreement to reduce the exposure to interest rate fluctuations. By entering into the interest rate swap agreement the Company effectively converted $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company currently believes that it meets and will continue to meet the criteria for the “shortcut” method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for the interest rate swap agreement, which allows for an assumption of no hedge ineffectiveness. As such, there is no income statement impact from changes in the fair value of the interest rate swap. The interest rate swap agreement is marked to market each reporting period, and the change in the fair value, net of income taxes, of the interest rate swap agreement is reported through other comprehensive income (loss) in the consolidated statement of changes in stockholders’ equity.

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

     In December 2001, the Company established an industry-wide Outcomes Evaluation Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company as well as other members of the disease management and care enhancement industry. In addition to a five-year funding commitment by the Company that began December 1, 2001, additional funding may be provided for this program through research sponsored by other outcomes-based health-care organizations. Pursuant to the terms of the funding commitment, amended in December 2003, the Company will provide Johns Hopkins compensation of $0.7 million annually for the remaining three years of the commitment. The Company issued 150,000 unregistered shares of common stock to Johns Hopkins on December 31, 2001. One half of the 150,000 shares vested immediately, and the remaining 75,000 shares vested on December 1, 2003.

     On November 17, 2003, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend which was distributed on December 19, 2003 to stockholders of record at the close of business on December 5, 2003. The consolidated financial statements and notes and exhibits hereto have been restated to give effect to the stock split.

(10)	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in the amounts of certain items, including changes in the fair value of interest rate swap agreements, be shown in the financial statements. The Company displays comprehensive income, which includes net income and net changes in the fair value of the interest rate swap agreement, in the consolidated statement of changes in stockholders’ equity. Comprehensive income, net of income taxes, was $5,128,000 and $9,104,000, respectively, for the three and six months ended February 29, 2004.

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

     As of February 29, 2004, the Company had contracts with 38 health plans to provide 89 disease management and care enhancement program services, and also had 49 contracts to provide its services at 67 hospitals.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to sign and implement new contracts for disease management and care enhancement services;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of customers;

•	the Company’s ability to effect cost savings and clinical outcomes improvements under disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;

•	the ability of the Company to accurately forecast performance and the timing of revenue recognition under the terms of its contracts ahead of data collection and reconciliation;

•	the Company’s ability to collect contractually earned performance incentive bonuses;

•	the ability of the Company’s customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;

•	the Company’s ability to resolve favorably contract billing and interpretation issues with its customers;

•	the Company’s ability to integrate the operations of StatusOne into the Company’s business;

•	the Company’s ability to achieve the expected financial results for StatusOne;

•	the Company’s ability to service its debt and make principal and interest payments as those payments become due;

•	the ability of the Company to develop new products and deliver outcomes on those products;

•	the ability of the Company to effectively integrate new technologies and approaches, such as those encompassed in its care enhancement initiatives, into the Company’s care enhancement platform;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the Company’s ability to implement its care enhancement strategy within expected cost estimates;

•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s operations and to support or guarantee the Company’s performance under new contracts;

•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;

•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements;

•	the impact of litigation involving the Company;

•	the impact of future state and federal healthcare legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services; and

•	general economic conditions.

The Company undertakes no obligation to update or revise any such forward-looking statements.

Customer Contracts

     The Company’s disease management and care enhancement services range from telephone and mail contacts directed primarily to health plan members with targeted diseases or who are at high risk for a future adverse health event to services that include providing local market resources to address acute episode interventions and coordination of care with local health-care providers. Calls are primarily made from one of the Company’s care enhancement centers.

     Fees under the Company’s contracts are generally determined by multiplying the contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. PMPM rates are set during contract negotiations with customers regarding the value to be created by the Company’s programs and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g. PPO, HMO, Medicare). Contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the health plan (“performance-based”) if a targeted percentage reduction in the health plan’s health-care costs and clinical and/or other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 8% of the Company’s revenues recorded during the six months ended February 29, 2004 were performance-based and are subject to final reconciliation. The Company anticipates that this percentage will fluctuate due to the timing of data reconciliation, which varies according to contract terms, and revenue recognition associated with performance-based fees. A limited number of contracts also provide opportunities for the Company to receive incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

     The Company’s contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. Some contracts provide for early termination by the health plan under certain conditions. No assurances can be given that the results from restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition.

     Disease management and care enhancement contracts require sophisticated management information systems to enable the Company to manage the care of large populations of health plan members with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after the implementation of the Company’s programs. The Company has developed and is continually expanding and enhancing its clinical and data management and reporting systems, which it believes meet its information management needs for its disease management and care enhancement services. The anticipated expansion and enhancement in its information management systems will continue to require significant investments by the Company in information technology software, hardware and its information technology staff.

     Approximately 58% of the Company’s revenues for the three and six months ended February 29, 2004 were derived from three contracts that each comprised more than 10% of the Company’s revenue for the period. The loss of any of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations, cash flows, and financial condition.

     Of the four health plan contracts scheduled to expire in fiscal 2004, representing in aggregate approximately 4% of the Company’s revenues for the six months ended February 29, 2004, one contract,

comprising less than 1% of revenues, has been renewed; one contract, representing 2% of revenues, has been renewed and expanded; and one contract, representing less than 1% of revenues for the six months ended February 29, 2004, has been terminated. As of February 29, 2004, twenty-four of the Company’s health plan contracts, which represent approximately 27% of the Company’s revenues for the six months ended February 29, 2004, allow for early termination. The average length of time the Company has been providing services for this group of 24 contracts is three years. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations, cash flows, and financial condition.

     The Company’s 49 hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services while enhancing the quality of care to this population. For the six months ended February 29, 2004, revenues from the Company’s hospital contracts accounted for approximately 6% of the Company’s total revenues.

Actual Lives under Management

     The Company measures the volume of participation in its programs by the actual number of health plan members and hospital patients who are benefiting from the Company’s services, which is reported as “actual lives under management”. At February 29, 2004, the Company had contracts with 38 health plans to provide 89 disease management and care enhancement program services and 49 contracts to provide its services at 67 hospitals. Annualized revenue in backlog represents the estimated annualized revenue associated with signed contracts at February 29, 2004 for which the Company has not yet begun to provide services. The number of actual lives under management and annualized revenue in backlog are shown below at February 29, 2004 and February 28, 2003.

At February 29/28,	2004	2003(1)
Actual lives under management	1,054,000	686,000
Annualized revenue in backlog (in $000s)	$18,833	$16,320

(1)	Restated to reflect diabetes patients discharged from the Company’s hospital-based diabetes treatment centers.

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

     The Company has experienced increasing demand for its health plan customers’ administrative services only (“ASO”) business. ASO business represents self-insured employers for which the Company’s health plan customers do not assume risk but provide only administrative claim and health network access services, principally to self-insured employers. Signed contracts between these self-insured employers and the Company’s health plan customers are incorporated in the Company’s contracts with its health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, when appropriate.

Business Strategy

     The Company’s primary strategy is to develop new and expand existing relationships with health plans to provide disease management and care enhancement services. The Company anticipates that it will utilize its scaleable state-of-the-art care enhancement centers and medical information content and technologies to gain a competitive advantage in delivering its disease management and care enhancement services. In addition, the Company will continue to add services to its product mix that extend the Company’s programs for health plans beyond a chronic disease focus and provide care enhancement services to members identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that improvements in care, and therefore significant cost savings, can result from providing care enhancement programs to members with these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s population and total health-care costs. The Company anticipates that significant costs will be incurred during the remainder of fiscal 2004 for the enhancement and expansion of clinical programs and data reporting systems, the enhancement of information technology support, the opening of additional care enhancement centers as needed, and the integration of StatusOne. The Company expects that a significant portion of these costs will be incurred prior to the initiation of revenues from new contracts. The Company also recognizes the possibility that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

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

Revenue Recognition

     Fees under the Company’s contracts are generally determined by multiplying a contractually negotiated PMPM rate by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g.

PPO, HMO, Medicare). These contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the health plan (“performance-based”) if a targeted percentage reduction in the health plan’s health-care costs and clinical and/or other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 8% of the Company’s revenues recorded during the six months ended February 29, 2004 were performance-based and are subject to final reconciliation. The Company anticipates that this percentage will fluctuate due to the timing of data reconciliation, which varies according to contract terms, and revenue recognition associated with performance-based fees. A limited number of contracts also provide opportunities for the Company to receive incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

     The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, which is performance-based and may be subject to refund should performance targets not be met. The monthly billing does not include any potential incentive bonuses which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees is recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees is recognized based on performance to date in the contract year; and additional incentive bonuses are recognized based on performance to date in the contract year to the extent such amounts are considered collectible based on credit risk and/or business relationships. The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation (“contractual reserves”). In the event data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that performance targets are not being met, fees subject to refund are not recognized as revenues but rather are recorded in a current liability account “contract billings in excess of earned revenue.” In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would reverse revenues previously recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

     The settlement process under a contract, which generally is not completed until six to eight months after the end of a contract year, involves reconciliation of both health-care claims and clinical data and includes the settlement of any performance-based fees. Data reconciliation differences between the Company and the customer can arise due to health plan data deficiencies, omissions and/or data discrepancies, for which the Company provides contractual reserves until agreement is reached with respect to identified issues.

Impairment of Intangible Assets and Goodwill

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment by reporting unit on an annual basis or more frequently whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable.

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

     The Company’s other identifiable intangible assets, such as acquired technology and customer contracts, are amortized on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. The Company assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Results of Operations

     The following table shows the components of the statements of operations for the three and six months ended February 29, 2004 and February 28, 2003 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	February 29/28,		February 29/28,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	64.8%	61.9%	65.8%	63.7%

Gross margin	35.2%	38.1%	34.2%	36.3%
Selling, general and administrative expenses	10.5%	9.5%	10.3%	9.9%
Depreciation and amortization	7.8%	6.6%	7.9%	6.7%
Interest expense	1.6%	0.3%	1.7%	0.4%

Income before income taxes	15.3%	21.7%	14.3%	19.3%
Income tax expense	6.0%	8.9%	5.7%	7.9%

Net income	9.3%	12.8%	8.6%	11.4%

Revenues

     Revenues for the three and six months ended February 29, 2004 increased 42.4% and 39.4%, respectively, over the three and six months ended February 28, 2003 primarily due to an increase in average actual lives under management.

     The average number of actual lives under management increased from approximately 677,000 and 652,000 lives, respectively, for the three and six months ended February 28, 2003 to 1,061,000 and 1,019,000 lives, respectively, for the three and six months ended February 29, 2004. The increase in average actual lives under management was primarily due to existing health plan customers adding new programs, the signing of new health plan contracts during fiscal 2003 and 2004, the acquisition of StatusOne on September 5, 2003, and an increase in the ASO/PPO actual lives under management.

     The calculated average revenue per actual life managed under the Company’s contracts for the three and six months ended February 29, 2004 decreased 9.1% and 10.8%, respectively, compared to the same periods in the prior year, primarily as a result of changes in the mix of products purchased by customers; new contracts in fiscal 2004 with performance-based fees that will not be recognizable as revenue until data is sufficient to determine performance; a decrease in contract performance incentive bonus revenues of $1.5 million and $1.8 million, respectively, for the three and six months ended February 29, 2004 compared to the same periods in fiscal 2003; and renegotiated contracts with two of its largest customers, both of which eliminated performance risk (and the corresponding risk-based premium included in the fees) and incentive bonus revenue provisions. In addition to adding new programs and actual lives managed under these contracts, thereby creating additional economies of scale for the Company, the renegotiated contracts also lengthened the contract terms. The decreases in the average revenue per actual life for the three and six months ended February 29, 2004 were somewhat offset by the renegotiation of one contract at the beginning of fiscal 2004 for which the Company did not recognize any revenue in fiscal 2003 because it was unable to measure performance due to contracting and outcomes measurement provisions unique to this contract.

     The Company anticipates that total revenues for the remainder of fiscal 2004 will increase over fiscal 2003 revenues primarily as a result of additional actual lives under management for its existing and anticipated new health plan contracts and revenues from StatusOne. The increase may be somewhat offset by lower performance incentive bonus revenues, primarily resulting from the aforementioned renegotiated contracts.

Cost of Services

     Cost of services for the three and six months ended February 29, 2004 increased 49.2% and 44.0%, respectively, over the same periods in fiscal 2003 primarily due to higher staffing levels (including the employees of StatusOne) and other direct contract support costs associated with increases in the number of actual lives under management covered in the Company’s contracts. Cost of services as a percentage of revenues increased to 64.8% and 65.8%, respectively, for the three and six months ended February 29, 2004 compared to 61.9% and 63.7% for the same periods in fiscal 2003, primarily as a result of a $1.5 million and $1.8 million decrease in contract performance incentive bonus revenues recognized during the three and six months ended February 29, 2004, respectively, as well as the incremental costs of preparing for and servicing new contracts that have not yet begun or which have performance-based fees that have not been recognized as revenue because data is insufficient to determine performance.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of revenues increased to 10.5% and 10.3%, respectively, for the three and six months ended February 29, 2004 compared to 9.5% and 9.9% for the same periods in fiscal 2003, primarily as a result of a $530,000 increase in stock-based compensation expense resulting from the grant, subject to stockholder approval, of stock options to two new directors of the Company in June 2003. Such approval was obtained at the Annual Meeting of Stockholders in January 2004, at which time the options were issued.

     The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of increased sales and marketing expenses, increased support costs required for the Company’s increasing actual lives under management, and the incremental selling, general and administrative expenses attributable to StatusOne.

Depreciation and Amortization

     Depreciation and amortization expense for the three and six months ended February 29, 2004 increased 66.3% and 64.8%, respectively, over the same periods in fiscal 2003 primarily due to amortization on intangible assets related to the acquisition of StatusOne and an increase in depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures. These capital expenditures related to enhancements in the Company’s health plan information technology capabilities, the opening of one new care enhancement center, and the expansion of the corporate office and three existing care enhancement centers since February 28, 2003.

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

Interest Expense

     Interest expense for the three and six months ended February 29, 2004 increased $0.8 million and $1.5 million, respectively, compared to the same periods in fiscal 2003. The increase in interest expense was primarily attributable to interest costs related to a $60 million term loan (the “Term Loan”) incurred in connection with the Company’s acquisition of StatusOne (described more fully in “Liquidity and Capital Resources” below), offset slightly by decreased fees associated with a decrease in outstanding letters of credit to support certain contractual requirements to repay fees in the event the Company does not perform at target levels and does not repay the fees due in accordance with the contract terms.

     The Company anticipates that interest expense for the remainder of fiscal 2004 will increase significantly over fiscal 2003 primarily as a result of interest costs related to the Company’s Term Loan.

Income Tax Expense

     The Company’s effective tax rate decreased to 39% and 40%, respectively, for the three and six months ended February 29, 2004 compared to 41% for the three and six months ended February 28, 2003, primarily as a result of the Company’s geographic mix of earnings, which involves the impact of state income taxes, and other factors. The differences between the statutory federal income tax rate of 34% and the Company’s effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

     Operating activities for the six months ended February 29, 2004 generated $8.6 million in cash flow from operations compared to $13.6 million for the six months ended February 28, 2003. The decrease in operating cash flow resulted primarily from the timing of cash collections on accounts receivable due to an administrative delay in February 2004 in the monthly payment from one customer and a decrease in cash collections recorded to contract billings in excess of earned revenue, offset by increases in adjustments to net income attributable to stock option exercise tax benefits and depreciation and amortization. Investing activities during the six months ended February 29, 2004 used $68.8 million in cash, which consisted of the acquisition of StatusOne and the purchase of property and equipment primarily associated with enhancements in the Company’s information technology capabilities and the development of two care enhancement centers in fiscal 2004. Financing activities for the six months ended February 29, 2004 provided $53.4 million in cash primarily due to net proceeds from the issuance of debt related to the acquisition of StatusOne and the exercise of stock options, offset by payments on long-term debt and debt issuance costs.

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

     As of February 29, 2004, there was one letter of credit outstanding under the Credit Agreement for $0.4 million to support the Company’s requirement to repay fees under one health plan contract in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contract. The Company has never had a draw under an outstanding letter of credit.

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

     The Company believes that cash flow from operating activities, its available cash and available credit under its credit agreement will continue to enable the Company to meet its contractual obligations, including the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement, and to fund the current level of growth in its operations, including the planned opening of two care enhancement centers in fiscal 2004. However, to the extent that the expansion of the Company’s operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new contracts, or to the extent the Company is required to refund performance-based fees pursuant to contract terms, the Company may need to raise additional capital through an expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its operations could be restricted. In addition, should contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

Material Commitments

     The following schedule summarizes the Company’s contractual cash obligations at February 29, 2004. It does not include the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement.

	Twelve Months Ended February 28/29,
				2010 and
(In $000s)	2005	2006 - 2007	2008 - 2009	After	Total
Long-term debt (1)	$12,404	$42,320	$314	$—	$55,038
Deferred compensation plan payments	714	1,438	628	1,971	4,751
Operating lease obligations	5,277	9,971	6,443	6,171	27,862
Other contractual cash obligations (2)	700	1,225	—	—	1,925

Total contractual cash obligations	$19,095	$54,954	$7,385	$8,142	$89,576

(1)	Long-term debt consists of principal payments due under the Credit Agreement and capital lease obligations, including the current portion, and does not include future cash obligations for interest associated with the Company’s outstanding indebtedness.

(2)	Other contractual cash obligations represent cash payments in connection with the Company’s funding an industry-wide Outcomes Evaluation Program independently evaluated by Johns Hopkins University and Health System.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk related to interest rate changes, primarily as a result of its Credit Agreement, which bears interest based on floating rates. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. In order to manage its interest rate exposure, as described under “Liquidity and Capital Resources” in Item 2, the Company entered into an interest rate swap agreement, effectively converting $40 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company does not anticipate any material changes in its primary market risk exposures or how those exposures are managed in fiscal 2004. The Company does not execute transactions or hold derivative financial instruments for trading purposes.

     A one-point interest rate change on the variable rate debt outstanding at February 29, 2004 would have resulted in interest expense fluctuating approximately $91,000 for the six months ended February 29, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February

29, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

Item 2. Changes in Securities and Use of Proceeds.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of American Healthways, Inc. was held on January 21, 2004.

(c)	The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Frank A. Ehmann, William C. O’Neil, Jr., and Ben R. Leedle, Jr. as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Against	Withheld
Frank A. Ehmann	13,826,774	—	489,995
William C. O’Neil, Jr.	13,939,206	—	377,563
Ben R. Leedle, Jr.	14,054,377	—	262,392

(ii)	Approval to amend the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) to increase the number of shares of the Company’s common stock available for issuance under the 1996 Plan by 500,000 shares and to provide that future awards to Outside Directors be in the form of non-qualified stock options instead of restricted stock. The voting results of the above-mentioned amendment were as follows:

For	Against	Withheld	Broker No Vote
8,043,422	3,404,612	16,555	2,852,180

(iii)	Approval to amend the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares from 45,000,000 to 80,000,000, of which 75,000,000 shall be common stock and 5,000,000 shares shall be preferred stock. The voting results were as follows:

For	Against	Withheld
13,729,369	576,638	10,762

Item 5. Other Information.

     The Nominating and Corporate Governance Committee will consider nominees for the Board of Directors recommended by stockholders if stockholders comply with the advance notice provisions contained in the Company’s Restated Bylaws. The Committee has adopted a policy which requires a nomination by a stockholder to be delivered to the chairman of the Nominating and Corporate Governance Committee and contain certain information concerning the nominee, including a detailed listing of educational and professional qualifications and an affidavit signed by the proposed nominee indicating a willingness to serve, if elected.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended

3.2	Bylaws, as amended

11	Earnings Per Share Reconciliation

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed with the SEC during the quarter ended February 29, 2004. However, the following Current Reports on Form 8-K were furnished to the SEC during the quarter ended February 29, 2004.

A Current Report on Form 8-K was furnished on December 5, 2003 reporting a live broadcast on the Internet of the first quarter conference call to analysts.

A Current Report on Form 8-K was furnished on December 18, 2003 reporting earnings results for the first quarter ended November 30, 2003.

A Current Report on Form 8-K was furnished on December 22, 2003 reporting the Company’s participation in the Sixth Annual Needham Growth Conference hosted by Needham & Company, Inc. and the related live broadcast on the Internet of the Company’s presentation.

A Current Report on Form 8-K was furnished on January 9, 2004 reporting the Company’s participation in the 22nd Annual Health Care Conference hosted by JPMorgan and the related live broadcast on the Internet of the Company’s presentation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc.

(Registrant)

Date April 13, 2004	By	/s/ Mary A. Chaput

Mary A. Chaput
Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date April 13, 2004	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)