Form 10-Q
period 2004-05-31
AMERICAN HEALTHWAYS INC
filed 2004-07-14
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2004

Commission File Number 000-19364

AMERICAN HEALTHWAYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	62-1117144 (I.R.S. Employer Identification No.)

3841 Green Hills Village Drive Nashville, Tennessee (Address of Principal Executive Offices)	37215 (Zip Code)

        Registrant’s telephone number, including area code: (615) 665-1122

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

Yes [X]     No [  ]

As of July 12, 2004 there were outstanding 32,764,354 shares of the Registrant’s Common Stock, par value $.001 per share.

Part I
   Item 1. Financial Statements
       CONSOLIDATED BALANCE SHEETS - ASSETS
       CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
       CONSOLIDATED STATEMENT OF OPERATIONS
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       CONSOLIDATED STATEMENTS OF CASH FLOWS
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 3. Quantitative and Qualitative Disclosures about Market Risk
   Item 4. Controls and Procedures

Part II
   Item 1. Legal Proceedings
   Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Ex-10.2   1996 Stock Incentive Plan, as amended
Ex-11      Earnings Per Share Reconciliation
Ex-31.1   Section 302 CEO Certification
Ex-31.2   Section 302 CFO Certification
Ex-32 Section 906 CEO and CFO Certification

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) May 31, 2004	August 31, 2003
Current assets:
Cash and cash equivalents	$44,450	$35,956
Restricted cash	585	--
Accounts receivable, net
Billed	24,969	18,526
Unbilled	4,552	7,971
Other current assets	6,062	4,267
Income taxes receivable	1,125	--
Deferred tax asset	923	758

Total current assets	82,666	67,478
Property and equipment:
Leasehold improvements	7,771	5,045
Computer equipment and related software	48,626	38,214
Furniture and office equipment	13,792	9,558

	70,189	52,817
Less accumulated depreciation	(35,525)	(25,166)

	34,664	27,651
Long-term deferred tax asset	67	--
Other assets	2,800	182
Intangible assets, net	20,834	264
Goodwill, net	93,520	44,438

	$234,551	$140,013

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) May 31, 2004	August 31, 2003
Current liabilities:
Accounts payable	$5,003	$4,067
Accrued salaries and benefits	4,285	9,162
Accrued liabilities	3,496	2,790
Contract billings in excess of earned revenue	8,392	3,272
Income taxes payable	--	391
Current portion of long-term debt	12,324	389
Current portion of long-term liabilities	995	360

Total current liabilities	34,495	20,431
Long-term debt	39,599	109
Long-term deferred tax liability	11,838	2,380
Other long-term liabilities	5,558	4,662
Stockholders' equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	--	--
Common stock
$.001 par value, 75,000,000 and 40,000,000
shares authorized, 32,664,545 and 31,593,464
shares outstanding	33	32
Additional paid-in capital	87,814	74,070
Retained earnings	55,094	38,329
Accumulated other comprehensive income	120	--

Total stockholders' equity	143,061	112,431

	$234,551	$140,013

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Revenues	$65,354	$41,822	$173,555	$119,461
Cost of services	41,413	26,738	112,577	76,170

Gross margin	23,941	15,084	60,978	43,291
Selling, general & administrative expenses	5,842	4,519	17,006	12,230
Depreciation and amortization	4,784	2,722	13,354	7,923
Interest	841	132	2,676	438

Income before income taxes	12,474	7,711	27,942	22,700
Income tax expense	4,990	3,161	11,177	9,307

Net income	$7,484	$4,550	$16,765	$13,393

Basic income per share:	$0.23	$0.15	$0.52	$0.43

Diluted income per share:	$0.22	$0.14	$0.48	$0.41

Weighted average common shares
and equivalents:
Basic	32,442	31,083	32,094	30,920
Diluted	34,803	32,974	34,607	32,810

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2004

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, August 31, 2003	$--	$32	$74,070	$38,329	$--	$112,431
Net income	--	--	--	16,765	--	16,765
Net change in fair value of interest
rate swap, net of income taxes of $80	--	--	--	--	120	120

Total comprehensive income						16,885
Exercise of stock options and other	--	1	3,773	--	--	3,774
Tax benefit of option exercises	--	--	8,159	--	--	8,159
Stock issued in conjunction
with strategic alliance	--	--	1,812	--	--	1,812

Balance, May 31, 2004	$--	$33	$87,814	$55,094	$120	$143,061

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net income	$16,765	$13,393
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	13,354	7,923
Amortization of deferred loan costs	576	207
Tax benefit of stock option exercises	8,159	1,527
Increase in accounts receivable, net	(2,595)	(3,609)
Increase in other current assets	(1,696)	(476)
Increase (decrease) in accounts payable	394	(2,194)
Decrease in accrued salaries and benefits	(5,261)	(4,684)
Increase in other current liabilities	1,987	15,125
Other	2,003	851
Decrease in other assets	204	169
Payments of other long-term liabilities	(300)	(332)

Net cash flows provided by operating activities	33,590	27,900

Cash flows from investing activities:
Acquisition of property and equipment	(15,734)	(11,760)
Business acquisitions, net of cash acquired	(60,223)	--

Net cash flows used in investing activities	(75,957)	(11,760)

Cash flows from financing activities:
Increase in restricted cash	(585)	(6,000)
Proceeds from issuance of long-term debt, net of deferred loan costs	57,685	--
Payments of long term-debt	(9,329)	(285)
Exercise of stock options	3,090	823

Net cash flows provided by (used in) financing activities	50,861	(5,462)

Net increase in cash and cash equivalents	8,494	10,678
Cash and cash equivalents, beginning of period	35,956	23,924

Cash and cash equivalents, end of period	$44,450	$34,602

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)   Interim Financial Reporting

        The accompanying consolidated financial statements of American Healthways, Inc. and its subsidiaries (the “Company”) for the three and nine months ended May 31, 2004 and May 31, 2003 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Certain items in prior periods have been reclassified to conform to current classifications.

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

(2)   Segment Disclosures

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on a management approach to defining operating segments. Through November 2003, the Company distinguished operating and reportable segments based upon the types of customers (hospitals or health plans) that contract for the Company’s services. In order to improve operational efficiency, in December 2003 the Company merged its operations into a single operating segment for purposes of presenting financial information and evaluating performance.

(3)   Recently Issued Accounting Standards

        Consolidation of Variable Interest Entities
        In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires consolidation of variable interest entities (“VIE”) if certain conditions are met and generally applies to periods ending after March 15, 2004. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

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

(4)   Restricted Cash

        Restricted cash represents funds held in escrow in connection with contractual requirements (see Note 9).

(5)   Stock-Based Compensation

        The Company measures compensation for stock options issued to its employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” Compensation expense recorded under APB No. 25 for the three and nine months ended May 31, 2004 was approximately $145,000 and $675,000, respectively. This expense resulted primarily from the grant, subject to stockholder approval, of stock options to two new directors of the Company in June 2003. Such approval was obtained at the Annual Meeting of Stockholders in January 2004, at which time the options were issued. The Company recognizes compensation expense related to fixed award stock options on a straight-line basis over the vesting period.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
(In $000s, except per share data)
Net income, as reported	$7,484	$4,550	$16,765	$13,393
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	90	--	419	--
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,339)	(804)	(3,876)	(2,412)

Pro forma net income	$6,235	$3,746	$13,308	$10,981

Earnings per share:
Basic - as reported	$0.23	$0.15	$0.52	$0.43
Basic - pro forma	$0.19	$0.12	$0.41	$0.36

Diluted - as reported	$0.22	$0.14	$0.48	$0.41
Diluted - pro forma	$0.18	$0.11	$0.38	$0.33

(6)   Business Acquisitions

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

        The aggregate purchase price paid by the Company was approximately $65.7 million, which was funded through a $60.0 million term loan and cash of $5.7 million, including acquisition costs of approximately $0.7 million. In addition, pursuant to an earn-out agreement (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition (the “Earn-Out Period”). At the closing, the Company delivered $5.0 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement.

        The allocation of the StatusOne purchase price, shown below, is preliminary and subject to adjustments, primarily related to any additional purchase price attributable to StatusOne’s results during the Earn-Out Period.

(In $000s)
Fair value of current net tangible assets acquired	$1,776
Fair value of long-term net tangible liabilities assumed	(8,850)
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	49,082

Total purchase price	$65,652

        The results of operations of StatusOne were consolidated with those of the Company beginning September 5, 2003. The unaudited pro forma results of operations as if the transaction had occurred on September 1, 2002 are as follows:

	Three Months Ended May 31, 2003	Nine Months Ended May 31, 2003
(In $000s, except per share data)
Revenues	$47,792	$135,568
Net income	$4,344	$12,663
Earnings per share:
Basic	$0.14	$0.41
Diluted	$0.13	$0.39

(7)   Intangible and Other Assets

        Intangible assets subject to amortization at May 31, 2004 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
(In $000s)
Acquired technology	$10,163	$1,524	$8,639
Customer contracts	9,313	1,462	7,851

Total	$19,476	$2,986	$16,490

        Acquired technology and customer contracts are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the nine months ended May 31, 2004 was $3,237,000. Estimated amortization expense for the remainder of fiscal 2004 and the following four fiscal years thereafter is $980,000, $3,904,000, $3,881,000, $3,865,000 and $3,860,000, respectively. The Company assesses the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

        Intangible assets not subject to amortization at May 31, 2004 consist of the trade name associated with the StatusOne acquisition of $4,344,000. The Company reviews intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

        Other assets consist primarily of deferred loan costs net of accumulated amortization.

(8)   Long-Term Debt

        On September 5, 2003, in conjunction with the acquisition of StatusOne, the Company entered into a new revolving credit and term loan agreement (the “Credit Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. The Credit Agreement provides the Company with up to $100.0 million in borrowing capacity, including a $60.0 million term loan (the “Term Loan”) and a $40.0 million revolving line of credit, under a credit facility that expires on August 31, 2006. The $40.0 million revolving line of credit provides the Company with the ability to issue up to $40.0 million of letters of credit, provided the aggregate amounts outstanding under the revolving line of credit do not exceed $40.0 million.

        The Company is required to make principal installment payments of $3.0 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27.0 million balloon payment due on August 31, 2006. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. The Credit Agreement also provides for a fee ranging between 0.375% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the Credit Agreement.

        The Credit Agreement contains various financial covenants, which require the Company to maintain, as defined, minimum ratios or levels of (i) consolidated total funded debt to consolidated EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) consolidated net worth. The Credit Agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2004, the Company was in compliance with all of the financial covenant requirements of the Credit Agreement.

        On September 16, 2003, the Company entered into an interest rate swap agreement to reduce its exposure to interest rate fluctuations. By entering into the interest rate swap agreement the Company effectively converted $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company currently believes that it meets and will continue to meet the criteria for the “shortcut” method under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in accounting for the interest rate swap agreement, which allows for an assumption of no hedge ineffectiveness. As such, there is no income statement impact from changes in the fair value of the interest rate swap. The interest rate swap agreement is marked to market each reporting period, and the change in the fair value, net of income taxes, of the interest rate swap agreement is reported through other comprehensive income in the consolidated statement of changes in stockholders’ equity.

(9)   Commitments and Contingencies

        During the three months ended May 31, 2004, in conjunction with contractual requirements under one contract beginning on March 1, 2004, the Company funded an escrow account in the amount of approximately $0.6 million. The Company is required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event the Company does not perform at established target levels.

        In June 1994, a civil “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued American Healthways, Inc. (“AMHC”) and a wholly-owned subsidiary of AMHC, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. AMHC has since been dismissed as a defendant; however, the case is still pending against AHSI. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The case is still in the discovery stage and has not yet been set for trial.

        The Company believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance, the Company currently believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit; provided, however, that any unanticipated developments in these matters could materially adversely affect the Company’s results of operations, financial condition, or cash flows.

(10)   Stockholders’ Equity

        In December 2001, the Company established an industry-wide Outcomes Evaluation Program with Johns Hopkins University and Health System (“Johns Hopkins”) to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, produced by the Company as well as other members of the disease management and care enhancement industry. In addition to a five-year funding commitment by the Company that began December 1, 2001, additional funding may be provided for this program through research sponsored by other outcomes-based health-care organizations. Pursuant to the terms of the funding commitment, amended in December 2003, the Company will provide Johns Hopkins compensation of $0.7 million annually for the remaining three years of the commitment. The Company issued 150,000 unregistered shares of common stock to Johns Hopkins on December 31, 2001. One half of the 150,000 shares vested immediately, and the remaining 75,000 shares vested on December 1, 2003.

        On November 17, 2003, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend which was distributed on December 19, 2003 to stockholders of record at the close of business on December 5, 2003. The consolidated financial statements and notes and exhibits hereto have been restated to give effect to the stock split.

(11)   Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in the amounts of certain items, including changes in the fair value of interest rate swap agreements, be shown in the financial statements. The Company displays comprehensive income, which includes net income and net changes in the fair value of the interest rate swap agreement, in the consolidated statement of changes in stockholders’ equity. Comprehensive income, net of income taxes, was $7,781,000 and $16,885,000, respectively, for the three and nine months ended May 31, 2004.

(12)   Subsequent Event

        On June 15, 2004, the Company’s Board of Directors voted to amend its shareholder rights agreement, dated as of June 19, 2000 (the “Rights Agreement”), between the Company and SunTrust Bank, to, among other things, (i) increase the purchase price for each preferred stock unit under the Rights Agreement, (ii) extend the final expiration date of the Rights issued thereunder to the close of business on June 15, 2014, and (iii) provide that the Board of Directors of the Company will review the Rights Agreement at least once every three years to determine if the maintenance and continuance of the Rights Agreement is still in the best interests of the Company and its stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive care enhancement and disease management services to individuals in all 50 states, the District of Columbia, Puerto Rico, and Guam. The Company’s integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and confidential, secure Internet-based applications that provide patients and physicians with individualized health information and data. The Company’s integrated care enhancement programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a future adverse health event, allowing for early interventions.

        The Company’s integrated care enhancement product line includes programs for health plan members with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, urinary incontinence, and high-risk population management. The programs are designed to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most current, evidence-based clinical guidelines as approved and/or adopted by the nation’s leading nonprofit health organizations.

        The flexibility of the Company’s programs allows health plans to enter the disease management and care enhancement market at the level they deem appropriate for their organization, including the management of a single chronic disease, multiple chronic diseases or total-population in which all members receive the benefit of multiple programs.

        On September 5, 2003, the Company completed the acquisition of StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated medical systems nationwide. The addition of StatusOne expands the Company’s product offerings and provides for additional opportunities for initiating and expanding total-population care management programs with health plans.

        As of May 31, 2004, the Company had contracts with 41 health plans to provide 108 disease management and care enhancement program services, and also had 51 contracts to provide its services at 69 hospitals.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	the Company’s ability to sign and implement new contracts for disease management and care enhancement services

•	the timing of implementation, and the effect, of regulatory rules and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

•	the risks associated with a significant concentration of the Company’s revenues with a limited number of customers;

•	the Company’s ability to effect cost savings and clinical outcomes improvements under disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by the Company;

•	the Company’s ability to accurately forecast performance and the timing of revenue recognition under the terms of its contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the Company’s ability to collect contractually earned performance incentive bonuses;

•	the ability of the Company’s customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under the terms of its health plan contracts;

•	the Company’s ability to resolve favorably contract billing and interpretation issues with its customers;

•	the Company’s ability to integrate the operations of StatusOne and other acquired businesses or technologies into the Company's business;

•	the Company’s ability to achieve the expected financial results for StatusOne;

•	the Company’s ability to service its debt and make principal and interest payments as those payments become due;

•	the ability of the Company to develop new products and deliver outcomes on those products;

•	the ability of the Company to effectively integrate new technologies and approaches, such as those encompassed in its care enhancement initiatives or otherwise licensed or acquired by the Company, into the Company's care enhancement platform;

•	the Company’s ability to renew and/or maintain contracts with its customers under existing terms or restructure these contracts on terms that would not have a material negative impact on the Company’s results of operations;

•	the Company’s ability to implement its care enhancement strategy within expected cost estimates;

•	the ability of the Company to obtain adequate financing to provide the capital that may be needed to support the growth of the Company’s operations and to support or guarantee the Company’s performance under new contracts;

•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which the Company provides services, in the health plans with which the Company has executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of the agreements between the health plans and the Company;

•	the Company’s ability to attract and/or retain and effectively manage the employees required to implement its agreements;

•	the impact of litigation involving the Company;

•	the impact of future state and federal healthcare and other applicable legislation and regulations on the ability of the Company to deliver its services and on the financial health of the Company’s customers and their willingness to purchase the Company’s services;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in the Company’s annual, quarterly or other filings with the Securities and Exchange Commission.

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

        Fees under the Company’s contracts are generally determined by multiplying the contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. PMPM rates are set during contract negotiations with customers based on the expected value to be created by the Company’s programs and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business (e.g. Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare+Choice). Contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the health plan (“performance-based”) if a targeted percentage reduction in the health plan’s health-care costs and clinical and/or other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 10% of the Company’s revenues recorded during the nine months ended May 31, 2004 were performance-based and are subject to final reconciliation. The Company anticipates that this percentage will continue to fluctuate due to the timing of data reconciliation, which varies according to contract terms, and revenue recognition associated with performance-based fees. A limited number of contracts also provide opportunities for the Company to receive incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

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

        The Company’s contract revenues are dependent upon the contractual relationships it establishes and maintains with health plans to provide disease management and care enhancement services to their members. Some contracts provide for early termination by the health plan under certain conditions. No assurances can be given that the results of contract restructurings and possible terminations at or prior to renewal would not have a material negative impact on the Company’s results of operations and financial condition.

        Approximately 43% and 46% of the Company’s revenues for the three and nine months ended May 31, 2004, respectively, were derived from two contracts that each comprised more than 10% of the Company’s revenues for the period. The loss of either of these contracts or any other large health plan contract or a reduction in the profitability of any of these contracts would have a material negative impact on the Company’s results of operations, cash flows, and financial condition.

        Of the four health plan contracts scheduled to expire in fiscal 2004, representing in aggregate approximately 3% of the Company’s revenues for the nine months ended May 31, 2004, one contract, comprising less than 1% of such revenues, has been renewed; one contract, representing 1% of such revenues, has been renewed and expanded; and one contract, representing less than 1% of such revenues, has been terminated. As of May 31, 2004, twenty-three of the Company’s health plan contracts, which represent approximately 25% of the Company’s revenues for the nine months ended May 31, 2004, allow for early termination. The average length of time the Company has been providing services under these 23 contracts is over three years. During the nine months ended May 31, 2004, one of the Company’s customers, representing less than 1% of revenues for the nine months ended May 31, 2004, terminated its contract with the Company early. No assurance can be given that unscheduled contract terminations or renegotiations would not have a material negative impact on the Company’s results of operations, cash flows, and financial condition.

        The Company’s 51 hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services while enhancing the quality of care to this population. For the nine months ended May 31, 2004, revenues from the Company’s hospital contracts accounted for approximately 6% of the Company’s total revenues.

Actual Lives under Management

        The Company measures the volume of participation in its programs by the actual number of health plan members and hospital patients who are benefiting from the Company’s services, which is reported as “actual lives under management.” At May 31, 2004, the Company had contracts with 41 health plans to provide 108 disease management and care enhancement program services and 51 contracts to provide its services at 69 hospitals. Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at May 31, 2004 for which the Company has not yet begun to provide services. The number of actual lives under management and annualized revenue in backlog are shown below at May 31, 2004 and May 31, 2003.

At May 31,	2004	2003
Actual lives under management	1,211,000	752,000	(1)
Annualized revenue in backlog (in $000s)	$13,507	$20,880

(1) Restated to include the Company's hospital-based diabetes program patients

        The annual membership enrollment and disenrollment processes of employers (whose employees are health plan members) from health plans can result in a seasonal reduction in actual lives under management during the Company’s second fiscal quarter. Employers typically make decisions on which health insurance carriers they will offer to their employees and may also allow employees to switch between health plans on an annual basis. Historically, the Company has found that a majority of these decisions are made effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may result in the Company’s loss of actual lives under management as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign up with the Company’s customers, the process of identifying new members eligible to participate in the Company’s programs is dependent on the submission of health-care claims, which lags enrollment by an indeterminate period. As a result, historically the Company has experienced a loss of actual lives under management from existing customers of between 5% and 7% on January 1 that is not restored through new member identification until later in the fiscal year, thereby negatively affecting the Company’s revenues on existing contracts in its second fiscal quarter.

        The Company has experienced increasing demand for its care enhancement and disease management services from health plans’ administrative services only (“ASO”) customers. ASO customers are typically self-insured employers for which the Company’s health plan customers do not assume risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and the Company’s health plan customers are incorporated in the Company’s contracts with its health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, when appropriate.

Business Acquisitions

        On September 5, 2003, the Company completed the acquisition of StatusOne. The addition of StatusOne expands the Company’s product offerings and provides for additional opportunities for initiating and expanding total-population care management programs with health plans.

        The aggregate purchase price paid by the Company was approximately $65.7 million, which was funded through a $60.0 million term loan and cash of $5.7 million, including acquisition costs of approximately $0.7 million. Pursuant to an earn-out agreement executed in connection the acquisition of StatusOne (the “Earn-Out Agreement”), the Company is obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at the Company’s discretion, if StatusOne achieves certain revenue targets during the one-year period immediately following the acquisition (the “Earn-Out Period”). At the closing, the Company delivered $5.0 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of an Agreement and Plan of Merger.

        The purchase price was preliminarily allocated to the related assets acquired and liabilities assumed based upon their respective fair values. The purchase price paid in excess of the fair value of identifiable net assets was $49.1 million. The allocation of the StatusOne purchase price is preliminary and subject to adjustments, primarily related to any additional purchase price attributable to StatusOne’s results during the Earn-Out Period.

Business Strategy

        The Company’s primary strategy is to develop new and to expand existing relationships with health plans to provide disease management and care enhancement services, including assisting these health plans in creating value for their large self-insured customers. The Company anticipates that it will utilize its scaleable state-of-the-art care enhancement centers and medical information content and technologies to gain a competitive advantage in delivering its disease management and care enhancement services. In addition, the Company will continue to add services to its product mix that extend the Company’s programs for health plans beyond a chronic disease focus and provide care enhancement services to members identified with one or more additional conditions or who are at risk for developing these diseases or conditions. The Company believes that improvements in care, and therefore significant cost savings, can result from providing care enhancement programs to members with these additional selected diseases and conditions, which will enable the Company to address a much larger percentage of a health plan’s population and total health-care costs. The Company anticipates that significant costs will be incurred during the remainder of fiscal 2004 for the enhancement and expansion of clinical programs and data reporting systems, the enhancement of information technology support, and the integration of StatusOne. The Company also recognizes the possibility that some of these new capabilities and technologies may be added through strategic alliances with other entities and that the Company may choose to make minority interest investments in or acquire for stock or cash one or more of these entities.

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

Revenue Recognition

        Fees under the Company’s contracts are generally determined by multiplying a contractually negotiated PMPM rate by the number of health plan members covered by the Company’s services during the month. In some contracts, the PMPM rates may differ between the health plan’s lines of business (e.g. PPO, HMO, Medicare+Choice). These contracts are generally for terms of three to seven years with provisions for subsequent renewal and may provide that some portion (up to 100%) of the Company’s fees may be refundable to the health plan (“performance-based”) if a targeted percentage reduction in the health plan’s health-care costs and clinical and/or other criteria that focus on improving the health of the members, compared to a baseline year, are not achieved. Approximately 10% of the Company’s revenues recorded during the nine months ended May 31, 2004 were performance-based and are subject to final reconciliation. The Company anticipates that this percentage will continue to fluctuate due to the timing of data reconciliation, which varies according to contract terms, and revenue recognition associated with performance-based fees. A limited number of contracts also provide opportunities for the Company to receive incentive bonuses in excess of the contractual PMPM rate if the Company is able to exceed contractual performance targets.

        The Company bills its customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, which is performance-based and may be subject to refund should performance targets not be met. The monthly billing does not include any potential incentive bonuses which, if earned, are not due until after contract settlement. The Company recognizes revenue during the period the services are performed as follows: the fixed portion of the monthly fees is recognized as revenue during the period the services are performed; the performance-based portion of the monthly fees is recognized based on performance to date in the contract year; and additional incentive bonuses are recognized based on performance to date in the contract year to the extent such amounts are considered collectible.

        The Company assesses its level of performance based on medical claims and other data contractually required to be supplied monthly by the health plan customer. A minimum of four to six months’ data is typically required before performance can be measured. Estimates that may be included in the Company’s assessment of performance include medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, the Company may also provide reserves, when appropriate, for billing adjustments at contract reconciliation (“contractual reserves”). In the event data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that performance targets are not being met, fees subject to refund are not recognized as revenues but rather are recorded in a current liability account “contract billings in excess of earned revenue.” In the event that performance levels are not met by the end of the contract year, the Company is contractually obligated to refund some or all of the performance-based fees. The Company would reverse revenues previously recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

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

Impairment of Intangible Assets and Goodwill

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Results of Operations

        The following table shows the components of the statements of operations for the three and nine months ended May 31, 2004 and May 31, 2003 expressed as a percentage of revenues.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	63.4%	63.9%	64.9%	63.8%

Gross margin	36.6%	36.1%	35.1%	36.2%
Selling, general and administrative expenses	8.9%	10.8%	9.8%	10.2%
Depreciation and amortization	7.3%	6.5%	7.7%	6.6%
Interest expense	1.3%	0.3%	1.5%	0.4%

Income before income taxes	19.1%	18.5%	16.1%	19.0%
Income tax expense	7.6%	7.6%	6.4%	7.8%

Net income	11.5%	10.9%	9.7%	11.2%

Revenues

        Revenues for the three months ended May 31, 2004 increased 56.3% over the three months ended May 31, 2003, primarily due to an increase in average actual lives under management. The average number of actual lives under management increased from approximately 722,000 for the three months ended May 31, 2003 to 1,173,000 for the three months ended May 31, 2004. The increase in average actual lives under management was primarily due to the signing of new health plan contracts during fiscal 2003 and 2004, the acquisition of StatusOne on September 5, 2003, existing health plan customers adding new programs, an increase in the ASO/PPO actual lives under management resulting from increasing demand for the Company’s care enhancement services from self-insured employers who contract with the Company’s health plan customers, and increased enrollment in customers’ existing programs.

        Revenues for the nine months ended May 31, 2004 increased 45.3% over the nine months ended May 31, 2003, primarily due to an increase in average actual lives under management. The average number of actual lives under management increased from approximately 675,000 lives for the nine months ended May 31, 2003 to 1,070,000 lives for the nine months ended May 31, 2004. The increase in average actual lives under management was primarily due to the signing of new health plan contracts during fiscal 2003 and 2004, the acquisition of StatusOne on September 5, 2003, existing health plan customers adding new programs, an increase in the ASO/PPO actual lives under management resulting from increasing demand for the Company’s care enhancement services from self-insured employers who contract with the Company’s health plan customers, and increased enrollment in customers’ existing programs. In addition, the increase in revenues for the nine months ended May 31, 2004 compared to the same period in fiscal 2003 was also partially attributable to the renegotiation of one contract at the beginning of fiscal 2004 for which the Company did not recognize any revenue in fiscal 2003 because it was unable to measure performance due to contracting terms and outcomes measurement provisions unique to this contract.

        The Company anticipates that total revenues for the remainder of fiscal 2004 will increase over fiscal 2003 revenues primarily as a result of additional revenues from its existing and anticipated new and expanded health plan contracts, the acquisition of StatusOne, and the timing of revenue recognition from contracts which have performance-based fees.

Cost of Services

        Cost of services as a percentage of revenues decreased to 63.4% for the three months ended May 31, 2004 compared to 63.9% for the same period in fiscal 2003. Excluding contract performance incentive bonus revenues, which increased $1.4 million for the three months ended May 31, 2004 compared to the same period in fiscal 2003, cost of services as a percentage of revenues would have increased to 65.1% from 64.4% for the three months ended May 31, 2004 and 2003, respectively, primarily as a result of the incremental costs of preparing for and servicing new contracts that have not yet begun or which have performance-based fees that have not been recognized as revenue because data is insufficient to determine performance.

        Cost of services as a percentage of revenues increased to 64.9% for the nine months ended May 31, 2004 compared to 63.8% for the same period in fiscal 2003. Excluding contract performance incentive bonus revenues, which decreased $0.4 million for the nine months ended May 31, 2004, cost of services as a percentage of revenues would have increased to 65.8% from 65.3% for the nine months ended May 31, 2004 and 2003, respectively, due to the incremental costs of preparing for and servicing new contracts that have not yet begun or which have performance-based fees that have not been recognized as revenue because data is insufficient to determine performance.

        The Company anticipates that cost of services for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of increased operating staff required for expected increases in demand for the Company’s services, the incremental cost of services attributable to StatusOne, increased indirect staff costs associated with the continuing development and implementation of its care enhancement services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of revenues decreased to 8.9% for the three months ended May 31, 2004 compared to 10.8% for the same period in fiscal 2003, primarily due to a decrease in costs related to marketing and branding campaigns and a $1.4 million increase in contract performance incentive bonus revenues recognized during the third quarter of fiscal 2004.

        Selling, general and administrative expenses as a percentage of revenues decreased to 9.8% for the nine months ended May 31, 2004 compared to 10.2% for the same period in fiscal 2003, primarily due to a decrease in costs related to marketing and branding campaigns, partially offset by a $0.4 million decrease in contract performance incentive bonus revenues recognized during the nine months ended May 31, 2004 and a $0.7 million increase in stock-based compensation expense resulting from the grant, subject to stockholder approval, of stock options to two new directors of the Company in June 2003. Such approval was obtained at the Annual Meeting of Stockholders in January 2004, at which time the options were issued.

        The Company anticipates that selling, general and administrative expenses for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of increased indirect support costs for the Company’s existing and anticipated new and expanded health plan contracts and the incremental selling, general and administrative expenses attributable to StatusOne.

Depreciation and Amortization

        Depreciation and amortization expense for the three and nine months ended May 31, 2004 increased 75.8% and 68.5%, respectively, over the same periods in fiscal 2003 primarily due to amortization on intangible assets related to the acquisition of StatusOne and an increase in depreciation and amortization expense associated with equipment, software development, leasehold improvements, and computer-related capital expenditures. These capital expenditures were related to enhancements in the Company’s health plan information technology capabilities, the opening of two new care enhancement centers, and the expansion of three existing care enhancement centers and the corporate office since May 31, 2003.

        The Company anticipates that depreciation and amortization expense for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of the additional amortization associated with intangible assets related to the StatusOne acquisition, additional capital expenditures associated with expected increases in demand for the Company’s services, and growth and improvement in the Company’s information technology capabilities.

Interest Expense

        Interest expense for the three and nine months ended May 31, 2004 increased $0.7 million and $2.2 million, respectively, compared to the same periods in fiscal 2003. The increase in interest expense was primarily attributable to interest costs related to a $60.0 million term loan (the “Term Loan”) incurred in connection with the Company’s acquisition of StatusOne (described more fully in “Liquidity and Capital Resources” below), offset slightly by decreased fees associated with a reduction in outstanding letters of credit to support certain contractual requirements to repay fees in the event the Company does not perform at target levels and does not repay the fees due in accordance with the contract terms.

        The Company anticipates that interest expense for the remainder of fiscal 2004 will increase over fiscal 2003 primarily as a result of interest costs related to the Company’s Term Loan.

Income Tax Expense

        The Company’s effective tax rate decreased to 40% for the three and nine months ended May 31, 2004 compared to 41% for the three and nine months ended May 31, 2003, primarily as a result of the Company’s geographic mix of earnings, which involves the impact of state income taxes, and other factors. The differences between the statutory federal income tax rate of 35% and the Company’s effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

        Operating activities for the nine months ended May 31, 2004 generated $33.6 million in cash flow from operations compared to $27.9 million for the nine months ended May 31, 2003. The increase in operating cash flow resulted primarily from an increase in net income as well as increased adjustments to net income attributable to stock option exercise tax benefits and increases in depreciation and amortization expense. These increases to cash flow from operations were offset by a decrease in cash collections recorded to contract billings in excess of earned revenue for the nine months ended May 31, 2004 primarily attributable to one contract for which the Company did not recognize any revenue during fiscal 2003 because it was unable to measure performance due to contracting terms and outcomes measurement provisions unique to this contract. Investing activities during the nine months ended May 31, 2004 used $76.0 million in cash, which consisted of the acquisition of StatusOne and the investment in property and equipment. The purchase of property and equipment was primarily associated with enhancements in the Company’s information technology capabilities and the opening of two care enhancement centers in fiscal 2004. Financing activities for the nine months ended May 31, 2004 provided $50.9 million in cash primarily due to net proceeds from the issuance of debt related to the acquisition of StatusOne and the exercise of stock options, offset by payments on long-term debt and debt issuance costs.

        On September 5, 2003, in conjunction with the acquisition of StatusOne, the Company entered into a new revolving credit and term loan agreement (the “Credit Agreement”) with eight financial institutions that replaced its previous credit agreement dated November 22, 2002. The Credit Agreement provides the Company with up to $100.0 million in borrowing capacity, including the Term Loan and a $40.0 million revolving line of credit, under a credit facility that expires on August 31, 2006. The $40.0 million revolving line of credit provides the Company with the ability to issue up to $40.0 million of letters of credit, provided the aggregate amounts outstanding under the revolving line of credit do not exceed $40.0 million. As of May 31, 2004, the Company’s available line of credit totaled $39.6 million.

        The Company is required to make principal installment payments of $3.0 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27.0 million balloon payment due on August 31, 2006. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. The Credit Agreement also provides for a fee ranging between 0.375% and 0.5% of unused commitments. Substantially all of the Company’s and its subsidiaries’ assets are pledged as collateral for any borrowings under the Credit Agreement.

        The Credit Agreement contains various financial covenants, which require the Company to maintain, as defined, minimum ratios or levels of (i) consolidated total funded debt to consolidated EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) consolidated net worth. The Credit Agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2004, the Company was in compliance with all of the financial covenant requirements of the Credit Agreement.

        On September 16, 2003, the Company entered into an interest rate swap agreement for the management of interest rate exposure. By entering into the interest rate swap agreement the Company effectively converted $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%.

        As of May 31, 2004, there was one letter of credit outstanding under the Credit Agreement for $0.4 million to support the Company’s requirement to repay fees under one health plan contract in the event the Company does not perform at established target levels and does not repay the fees due in accordance with the terms of the contract. The Company has never had a draw under an outstanding letter of credit.

        During the three months ended May 31, 2004, in conjunction with contractual requirements under one contract beginning on March 1, 2004, the Company funded an escrow account in the amount of approximately $0.6 million. The Company is required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event the Company does not perform at established target levels.

        The Company believes that cash flow from operating activities and its available cash and available credit under its Credit Agreement will continue to enable the Company to meet its contractual obligations, including the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement, and to fund the current level of growth in its operations for the foreseeable future. However, to the extent that the expansion of the Company’s operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or the issuance of letters of credit or other forms of financial assurance to guarantee the Company’s performance under the terms of new contracts, or to the extent the Company is required to refund performance-based fees pursuant to contract terms, the Company may need to raise additional capital through an expansion of the Company’s existing credit facility and/or issuance of debt or equity. The Company’s ability to arrange such financing may be limited and, accordingly, the Company’s ability to expand its operations could be restricted. In addition, should contract development accelerate or should acquisition opportunities arise that would enhance the Company’s planned expansion of its operations, the Company may need to issue additional debt or equity to provide the funding for these increased growth opportunities or may issue equity in connection with future acquisitions or strategic alliances. No assurance can be given that the Company would be able to issue additional debt or equity on terms that would be acceptable to the Company.

Material Commitments

        The following schedule summarizes the Company’s contractual cash obligations at May 31, 2004. It does not include the $12.5 million contingent consideration under the StatusOne Earn-Out Agreement.

	Twelve Months Ended May 31,
(In $000s)	2005	2006 – 2007	2008 – 2009	2010 and After	Total
Long-term debt (1)	$12,324	$39,330	$ 269	$ --	$51,923
Deferred compensation
plan payments	714	1,812	698	1,958	5,182
Operating lease obligations	5,401	9,774	5,925	5,083	26,183
Other contractual cash
obligations (2)	700	1,050	--	--	1,750

Total contractual cash
obligations	$19,139	$51,966	$6,892	$7,041	$85,038

(1) Long-term debt consists of principal payments due under the Credit Agreement and capital lease obligations, including the current portion, and does not include future cash obligations for interest associated with the Company’s outstanding indebtedness.

(2) Other contractual cash obligations represent cash payments in connection with the Company’s funding of the industry-wide Outcomes Evaluation Program independently evaluated by Johns Hopkins University and Health System.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company is subject to market risk related to interest rate changes, primarily as a result of its Credit Agreement, which bears interest based on floating rates. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. In order to manage its interest rate exposure, as described under “Liquidity and Capital Resources” in Item 2, the Company entered into an interest rate swap agreement, effectively converting $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. The Company does not anticipate any material changes in its primary market risk exposures or how those exposures are managed in fiscal 2004. The Company does not execute transactions or hold derivative financial instruments for trading purposes.

        A one-point interest rate change on the variable rate debt outstanding at May 31, 2004 would have resulted in interest expense fluctuating approximately $0.1 million for the nine months ended May 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

        During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of a control system is based in part upon certain assumptions of the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its goals under all possible future conditions. Because of inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Part II

Item 1. Legal Proceedings.

        In June 1994, a civil “whistle blower” action was filed on behalf of the United States government by a former employee dismissed by the Company in February 1994. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued American Healthways, Inc. (“AMHC”) and a wholly-owned subsidiary of AMHC, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals. AMHC has since been dismissed as a defendant; however, the case is still pending against AHSI. In addition, WPMC has agreed to settle the claims filed against it subject to the court’s approval as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., has reached with the United States government. The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The case is still in the discovery stage and has not yet been set for trial.

        The Company believes that its operations have been conducted in full compliance with applicable statutory requirements. Although there can be no assurance, the Company currently believes that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on the Company’s financial position or results of operations except to the extent that the Company incurs material legal expenses associated with its defense of this matter and the civil suit; provided, however that any unanticipated developments in these matters could materially adversely affect the Company’s results of operations, financial condition, or cash flows.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

        On June 15, 2004, the Company amended that certain Rights Agreement, dated as of June 19, 2000 (the “Rights Agreement”), between the Company and SunTrust Bank, to, among other things, (i) increase the purchase price for each preferred stock unit under the Rights Agreement, (ii) extend the final expiration date of the Rights issued thereunder to the close of business on June 15, 2014, and (iii) provide that the Board of Directors of the Company will review the Rights Agreement at least once every three years to determine if the maintenance and continuance of the Rights Agreement is still in the best interests of the Company and its stockholders.

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

4.1	Rights Agreement between the Company and SunTrust Bank as Rights Agent [incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed June 21, 2000]
4.2	Amendment No. 1 to Rights Agreement between the Company and SunTrust Bank as Rights Agent [incorporated by reference to Exhibit 4 to Current Report on Form 8-K filed June 17, 2004]
10.2	1996 Stock Incentive Plan, as amended
11	Earnings Per Share Reconciliation
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer
32.1
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

         (b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed with the SEC during the quarter ended May 31, 2004. However, the following Current Reports on Form 8-K were furnished to the SEC during the quarter ended May 31, 2004.

A Current Report on Form 8-K was furnished on March 4, 2004 reporting the Company’s participation in the Seventh Annual Global Healthcare Conference hosted by Lehman Brothers and the related live broadcast on the Internet of the Company’s presentation.

A Current Report on Form 8-K was furnished on March 15, 2004 reporting a live broadcast on the Internet of the second quarter conference call to analysts.

A Current Report on Form 8-K was furnished on March 22, 2004 reporting earnings results for the second quarter ended February 29, 2004.

A Current Report on Form 8-K was furnished on May 18, 2004 reporting the Company’s participation in the 33rd Annual Institutional Investor Conference hosted by SunTrust Robinson Humphrey and the related live broadcast on the Internet of the Company’s presentation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

American Healthways, Inc. (Registrant)
Date July 14, 2004	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date July 14, 2004	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)