Form 10-K
period 2004-08-31
AMERICAN HEALTHWAYS INC
filed 2004-11-12
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2004

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

Yes     [X]     No     [  ]

As of February 27, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the Registrant was approximately $902,156,000 based on the last sale price reported for such date on The NASDAQ National Market.

As of November 3, 2004, 32,974,597 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $1,079,918,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2005 are incorporated by reference into Part III of this Form 10-K.

American Healthways, Inc.
Form 10-K

PART I.

Item 1. Business

     Founded in 1981, American Healthways, Inc. provides specialized, comprehensive care enhancement and disease management services to health plans and hospitals in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses;

•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;

•	developing care support plans and motivating members to set attainable goals for themselves;

•	providing local market resources to address acute episode interventions; and

•	coordinating members’ care with local health-care providers.

     Our integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information. Our programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

     Our programs are designed to help people lead healthier lives by making sure they understand and follow doctors’ orders, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves, such as to exercise more, lose weight, quit smoking or otherwise improve their current health status.

     We believe that our patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, have demonstrated that they assist in providing effective care for the treatment of the disease or condition, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

     Our integrated care enhancement product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease (“COPD”), end-stage renal disease, cancer, chronic kidney disease, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, urinary incontinence, and high-risk population management. We design our programs to create and maintain key desired behaviors of each population and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize patient care and are based on the most up-to-date, evidence-based clinical guidelines.

     The flexibility of our programs allows customers to enter the disease management and care enhancement market at the level they deem appropriate for their organization. Customers may select a single chronic disease approach, a multiple chronic disease approach, or a total-population or high-risk approach, where people with more than one disease or condition get the benefit of multiple programs at a single cost.

Business Acquisitions

     On September 5, 2003, we acquired StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated systems nationwide, through the merger of our wholly-owned subsidiary with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The addition of StatusOne expands our product offerings and provides additional opportunities for initiating and expanding total-population care management programs with health plans.

     We paid an aggregate purchase price for StatusOne of approximately $65.6 million, which we funded through a $60.0 million term loan and cash of $5.6 million. At the closing, we delivered $5.0 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement. Subsequent to fiscal 2004 year-end, all conditions and obligations of the escrow agreement were satisfied, and the $5.0 million was distributed in accordance with the terms of the escrow agreement. The former stockholders of StatusOne received $3.7 million, and we received the remaining $1.3 million.

     Pursuant to an earn-out agreement executed in connection with the acquisition of StatusOne (the “Earn-Out Agreement”), we were obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at our discretion, if StatusOne achieved certain revenue targets during the one-year period immediately following the acquisition. Because StatusOne did not achieve the revenue targets established in the Earn-Out Agreement, we did not pay any additional purchase price related to the Earn-Out Agreement.

Disease Management and Care Enhancement

     In fiscal 1996, we implemented our first disease management contracts with health plans for enrollees of these health plans with diabetes. We expanded our programs to include cardiac disease management in fiscal 1999 and respiratory disease management in fiscal 2000. During fiscal 2001, we launched our total-population care enhancement strategy designed to provide care enhancement services for health plan members identified as having or being at risk for developing one or more high-cost diseases or impact conditions.

     During fiscal 2002, we signed and implemented our first total-population care enhancement contracts and became the first organization to be accredited by both the National Committee on Quality Assurance and the American Accreditation Healthcare Commission. During fiscal 2003, we obtained certification by the Joint Commission on Accreditation of Healthcare Organizations, making us the first disease management and care enhancement provider in the nation to be accredited or certified by all three accrediting organizations.

Customer Contracts

Contract Terms

     We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business (e.g., Preferred Provider Organizations (“PPO”), Health Maintenance Organizations

(“HMO”), Medicare+Choice). Contracts generally range from three to seven years with provisions for subsequent renewal.

     Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

     Our hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services, while enhancing the quality of care to this population. For the year ended August 31, 2004, revenues from our 49 hospital contracts accounted for approximately 5% of total revenues.

Information Systems

     Disease management and care enhancement health plan contracts require sophisticated management information systems to help us manage the care of large populations of patients with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after our involvement with a health plan’s enrollees. We have developed and are continually expanding and improving our clinical, data management, and reporting systems, which we believe meet our information management needs for our disease management and care enhancement services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software, hardware, and information technology staff.

Outcomes Verification Program

     In December 2001, we established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, that we and other members of the disease management and care enhancement industry produce.

     We began a five-year funding commitment on December 1, 2001 to provide Johns Hopkins compensation of up to $1.0 million annually for the first two years and, as amended in December 2003, to provide $0.7 million annually for the last three years of the commitment. We issued 150,000 unregistered shares of common stock to Johns Hopkins on December 1, 2001, 75,000 of which vested immediately, and the remaining 75,000 of which vested on December 1, 2003. The program may receive additional funding through research sponsored by other outcomes-based health-care organizations.

     The Health Care Advisory Board of the Johns Hopkins Outcomes Verification Program approved our diabetes and cardiac care enhancement programs in May 2002, our COPD program in September 2002, and our asthma program in July 2003. In approving our programs, the Advisory Board conducted a comprehensive review of assessments and interventions; materials and content; patient identification and stratification algorithms; support tools; and medical guidelines contained in our diabetes, COPD, coronary artery disease and heart failure programs. The Advisory Board’s evaluations included extensive site visits to our corporate offices and one of our eight care enhancement centers. We were the first company in the disease management industry to submit our outcomes-based care enhancement programs for independent review.

Actual Lives under Management

     We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” At August 31, 2004, we had contracts with 43 health plans to provide 122 disease management and care enhancement program services to their eligible members and also had 49 contracts to provide our services at 67 hospitals.

     Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at August 31, 2004 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at August 31, 2004, 2003 and 2002.

At August 31,	2004	2003		2002
Actual lives under management	1,335,000	852,000	(1)	579,000	(1)
Annualized revenue in backlog (in $000s)	$15,200	$12,200		$27,600

(1) Restated to include additional lives for the Company’s hospital-based diabetes program patients.

     We have seen increasing demand for our care enhancement and disease management services from health plans’ administrative services only (“ASO”) customers. ASO customers are typically self-insured employers for which our health plan customers do not assume risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, when appropriate.

Business Strategy

     Our primary strategy is to develop new and to expand existing relationships with health plans to provide disease management and care enhancement services, including assisting these health plans in creating value for their large self-insured employers. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and technologies to gain a competitive advantage in delivering our disease management and care enhancement services.

     In addition, we expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide care enhancement services to individuals who currently have, or face the risk of developing, one or more additional conditions. We believe that we can achieve significant cost savings and improvements in care by addressing care enhancement and treatment requirements for these additional selected diseases and conditions, which will enable us to address a larger percentage of a health plan’s population and total health-care costs.

     We anticipate that we will incur significant costs during fiscal 2005 to enhance and expand our clinical programs and data reporting systems, enhance our information technology support, integrate StatusOne’s information systems, and open additional care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock or cash.

Risk Factors

     In the execution of our business strategy, our operations and financial condition are subject to certain risks. The primary industry risks are described below, and you should take such risks into account in evaluating any investment decision involving our company. This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Other sections of this Annual Report on Form 10-K (“Form 10-K”) contain more detailed information concerning these and other risks.

We depend on payments from health plans and hospitals, and cost reduction pressure on these entities may adversely affect our business and results of operations.

     The health-care industry in which we operate currently faces significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. We believe that these pressures will continue and possibly intensify.

     We believe that our products are geared specifically to assist health plans, self-insured employers, and hospitals in controlling the high costs associated with the treatment of chronic diseases; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and retain contracts. In addition, this focus on cost reduction may cause our customers to focus on contract restructurings that reduce the fees we receive for our services. These financial pressures could have a negative impact on our operations.

Compliance with new federal and state legislative and regulatory initiatives could adversely affect our results of operations or may require us to spend substantial amounts acquiring and implementing new information systems or modifying existing systems.

     Our customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. The current focus on regulatory and legislative efforts to protect the confidentiality and security of individually-identifiable health information, as evidenced by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), is one such example.

     We believe that federal regulations governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for disease management purposes from a health plan customer; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Federal regulations governing the security of electronic individually-identifiable health information will become mandatory for our customers in April 2005.

     Although we continually monitor the extent to which specific state legislation or regulations may govern our operations, new federal or state legislation or regulation in this area that restricts our ability to obtain individually-identifiable health information would have a material negative impact on our operations.

Government regulators may interpret current regulations governing our operations in a manner that negatively impacts our ability to provide services.

     Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers, such as the civil lawsuit filed against us in 1994 as discussed under Item 3 on page 14. We believe that our operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the United States government, or government enforcement agencies themselves, could pursue a claim against us under a new or differing interpretation of these statutes and regulations.

     In addition, continued growth in the disease management industry, including an award for disease management services to any entity as a result of the Chronic Care Improvement Program under the Medicare Modernization Act of 2003, could lead to increased direct regulation of disease management services.

The disease management and care enhancement industry has a lengthy sales cycle for new contracts because it is a relatively new segment of the health-care industry.

     The rapidly growing disease management and care enhancement industry is a relatively new segment of the overall health-care industry with many entrants marketing various services and products labeled as disease management. Companies have used the generic label of disease management to characterize a wide range of activities, from the sale of medical supplies and drugs to demand management services. Because the industry is somewhat new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle for new health plan contracts. As the industry matures, the number of programs that health plans have been purchasing has generally expanded from one or two programs to three or more, while also typically increasing the terms from three years to five years. These changes result in a more sizable contract commitment that requires approval from the health plan’s CEO and often the health plan’s board of directors.

We currently derive a large percentage of our revenues from two customers. The loss of, or the restructuring of a contract with, one or more of these customers could have a material adverse effect on our business and results of operations.

     Because of the size of their membership and the number of programs purchased from us, we have a significant concentration of our revenues represented by contracts with two health plans — Blue Cross and Blue Shield of Minnesota and CIGNA HealthCare, Inc. — each of which comprised over 10% of revenues in fiscal 2004 and collectively accounted for 44% of revenues. Although we believe that the full-year impact of other contracts signed in 2004 and new contracts anticipated to be signed in 2005 will reduce this revenue concentration, our results of operations, cash flows, and financial condition would be negatively and materially impacted by the loss or restructuring of a contract with a single large customer.

     In fiscal 2003, three contracts each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 70% of our fiscal 2003 revenues. During fiscal 2002, we derived approximately 55% of our revenues from two contracts that each comprised more than 10% of our revenues for the period.

A failure of our information systems could adversely affect our business.

     The disease management industry depends on effectively using information technology. We believe that our state-of-the-art electronic medical record and care enhancement center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding technology. In some cases, we may have to make systems investments before we generate revenues from contracts with new customers. In addition, these system requirements expose us to technology obsolescence risks.

Our inability to perform well under our contracted diseases or impact conditions programs could have a material adverse effect on our business and results of operations.

     Our growth strategy focuses on developing care enhancement programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a health plan. While we have considerable experience in care enhancement programs with a broad range of medical conditions, any new programs will involve inherent risks of execution.

We depend on the timely receipt of accurate data from our health plan customers and our accurate analysis of such data.

     Identifying which health plan members are eligible to receive our services and measuring our performance under our contracts are highly dependent upon the timely receipt of accurate data from our health plan customers and our accurate analysis of such data. Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from our health plan customers or flawed analysis of such data, which could have a material adverse impact on the Company’s ability to recognize revenues.

Our revenues are subject to seasonal pressure from the disenrollment processes of our contracted health plans.

     Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. These annual membership disenrollment and re-enrollment processes of employers (whose employees are the health plan members) from health plans can result in a seasonal reduction in actual lives under management during our second fiscal quarter.

     Historically, we have found that a majority of employers and employees make these decisions effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may cause a decrease in our actual lives under management as of January 1. Although these decisions may also cause a gain in enrollees as new employers sign on with our customers, the identification of new members eligible to participate in our programs is based on the submission of health-care claims, which lags enrollment by an indeterminate period.

     As a result, historically, actual lives under management for existing contracts have decreased between 5% and 7% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in our second fiscal quarter.

     Another seasonal impact on actual lives could occur if a health plan decided to withdraw coverage altogether for a specific line of business, such as Medicare, or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, we have experienced minimal covered life disenrollment from such a decision.

We face competition for staffing, which may increase our labor costs and reduce profitability.

     We compete with other health-care and services providers in recruiting qualified management and staff personnel for the day-to-day operations of our business and care enhancement centers, including nurses and other health-care professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care businesses. This shortage may require us to enhance wages and benefits to recruit and retain qualified nurses and other health-care professionals.

     Because a significant percentage of our existing contracts consist of a fixed fee per disease member, we have a limited ability to pass along increased labor costs to existing customers. A failure to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs, could have a material adverse effect on profitability.

We may be exposed to potential risks relating to our ability to have our internal controls attested to by our independent auditors as required by Section 404 of the Sarbanes-Oxley Act of 2002.

     While we believe that we have adequate internal control procedures in place and are evaluating our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls, as required as part of Annual Report on Form 10-K beginning with our report for the fiscal year ending August 31, 2005, there is, at present, no precedent available with which to measure compliance adequacy. Accordingly, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that cannot be remedied in a timely fashion or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, it could have a material adverse effect on our results of operations or the market price of our stock.

Operating Contract Renewals

     Our contract revenues depend on the contractual relationships we establish and maintain with health plans to provide disease management and care enhancement services to their members. The terms of these health plan contracts generally range from three to seven years, with some contracts allowing the health plan to terminate early under certain conditions. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

     Of the four health plan contracts scheduled to expire in fiscal 2004, representing in aggregate approximately 3% of our revenues for fiscal 2004, two contracts, comprising approximately 1% of such revenues, were renewed; one contract, representing approximately 2% of such revenues, was renewed and expanded; and one contract, representing less than 1% of such revenues, was terminated.

     During the fiscal year ending August 31, 2005, eight health plan customer contracts representing approximately 9% of revenues for fiscal 2004 are scheduled to expire under the terms of the contracts. As of August 31, 2004, twenty-four of our health plan contracts, which represent approximately 25% of fiscal 2004 revenues, allow for early termination. We have been providing services under these 24 contracts for over three years on average. During fiscal 2004, one of our customers, representing less than 1% of fiscal 2004 revenues, terminated its contract early. We cannot assure you that unscheduled contract terminations or renegotiations would not have a material negative impact on our results of operations, cash flows, and financial condition.

Competition

     The health-care industry is highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing diabetes, cardiac and respiratory disease and other care management services to health plans or have announced an intention to offer such services. These entities include major pharmaceutical companies, health-care organizations, providers, pharmacy benefit management, and other entities that provide services to health plan organizations.

     We believe we have advantages over our competitors because of our state-of-the-art care enhancement center technology linked to our proprietary medical information technology, the comprehensive clinical nature of our product offerings, our established reputation for providing care to enrollees with chronic diseases, and the proven financial and clinical outcomes of our programs; however, we cannot assure you that we can compete effectively with these companies.

     Consolidation has been, and may continue to be, an important factor in all aspects of the health-care industry, including the disease management sector. While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other health plans which already have or are not interested in disease management programs.

Governmental Regulation

     Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under the “Risk Factors” above.

     While many of the governmental and regulatory requirements affecting health-care delivery do not directly affect us, our client health plans and hospitals must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes, health codes and local fire departments.

     Certain of our professional health-care employees, such as nurses, must comply with individual licensing requirements. All of our health-care professionals who are subject to licensing requirements are licensed in the state in which they are physically present, such as the professionals located at a care enhancement center. Multiple state licensing requirements for health-care professionals who provide services telephonically over state lines may require us to license some of our health-care professionals in more than one state. We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new judicial decisions, agency interpretations, or federal or state legislation or regulations could increase the requirement for multi-state licensing of all care enhancement center health professionals, which would increase our administrative costs.

     Changes in laws governing health plan and hospital reimbursement under governmental programs such as Medicare and Medicaid also indirectly affect us. Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal health-care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements to most hospitals. These changes, future legislative initiatives or government regulation could adversely affect our operations or reduce the demand for our services.

     Federal privacy regulations issued pursuant to HIPAA extensively restrict the use and disclosure of individually-identifiable health information by certain entities. We are contractually required to comply with certain aspects of the regulations. The cost of complying with our contractual privacy obligations does not have a material negative impact on our results of operations and financial condition. By April 20, 2005, health plans, most health-care providers and certain other entities will be required to comply with federal security regulations issued pursuant to HIPAA, which require the use of administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. We will be contractually required to comply with certain aspects of the security regulations by the regulatory compliance date.

     Various federal and state laws regulate the relationships among providers of health-care services, other health-care businesses and physicians. The “fraud and abuse” provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal health-care programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). While we believe that our business arrangements with our client hospitals, health plans and medical directors comply with these statutes, these fraud and abuse provisions are broadly written, and we do not yet know the full extent of their application. Therefore, we are unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

Insurance

     We maintain professional malpractice, errors and omissions, and general liability insurance for all of our locations and operations. While we believe our insurance coverage is adequate for our current operations, it might not be sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance has increased significantly. Such insurance might not continue to be available in adequate amounts or at a reasonable cost. We also maintain property and workers compensation insurance with commercial carriers for each of our locations; these policies contain relatively standard commercial terms and conditions.

Employees

     As of October 19, 2004, we had 1,519 full-time employees and 356 part-time employees in the following general classifications: 1,343 health-care professionals, including nurses, counselors and dietitians; 136 on-site management and administrative personnel; and 396 operations support and management personnel. Our employees are not subject to any collective bargaining agreements. We believe we have a good relationship with our employees.

Available Information

     Our Internet address is www.americanhealthways.com. We make available free of charge on or through our Internet website our Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

     Our corporate offices located in Nashville, Tennessee contain approximately 99,000 square feet of office space, which we lease pursuant to agreements that expire in September 2007 and May 2009. Our support and training offices for StatusOne, located in San Diego, California, Aliso Viejo, California, and Westboro, Massachusetts, contain approximately 23,000 square feet of space in aggregate and have terms ranging from less than one year to five years.

     As of August 31, 2004, we also leased office space for our eight care enhancement center locations in Phoenix, Arizona; Franklin, Tennessee; Pittsburgh, Pennsylvania; Kapolei, Hawaii; Eagan, Minnesota; St. Louis, Missouri; Columbia, Maryland; and Bellevue, Washington for an aggregate of approximately 182,000 square feet of space with terms of three to ten years. All of our diabetes treatment centers are located in hospital space for which we pay no rent.

Item 3. Legal Proceedings

     In June 1994, a former employee whom we dismissed in February 1994 filed a “whistle blower” action on behalf of the United States government. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued American Healthways, Inc. and our wholly-owned subsidiary, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals.

     American Healthways, Inc. has since been dismissed as a defendant; however, the case is still pending against AHSI before the United States District Court for the District of Columbia. In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached with the United States government.

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

     We believe that we have conducted our operations in full compliance with applicable statutory requirements. Although there can be no assurance, we currently believe that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on our financial position or results of operations except to the extent that we incur material legal expenses associated with our defense of this matter and the civil suit; provided, however, that any unanticipated developments in these matters could materially adversely affect our results of operations, financial conditions, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

     The following table sets forth certain information regarding our executive officers as of August 31, 2004. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position
Thomas G. Cigarran	62	Chairman since September 1988, a director since 1981, President September 1981 until June 2001, Chief Executive Officer September 1988 until September 2003. Chairman of AmSurg Corp.

Ben R. Leedle, Jr.	43	Chief Executive Officer and director since September 2003, President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	54	Executive Vice President, Chief Financial Officer and Secretary since October 2001. Co-founder and Chief Financial Officer of Paragon Ventures Group, Inc. from November 1998 until October 2001. Vice President and Chief Financial Officer of ClinTrials Research, Inc. from December 1996 until November 1998.

Mary D. Hunter	59	Executive Vice President since 2001. Chief Operating Officer of the Hospital Group from 2001 until July 2003. Senior Vice President from 1994 until 2001.

Matthew E. Kelliher	49	Executive Vice President since September 2003. President of StatusOne Health Systems from November 1997 until September 2003.

James E. Pope	51	Executive Vice President and Chief Medical Officer since October 2003. Member of Medical Advisory Committee since February 1999.

Robert E. Stone	58	Executive Vice President since 1999, Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to October 2003.

Donald B. Taylor	46	Chief Operating Officer since December 2003. Executive Vice President since February 2002. Consultant and Advisory Board Member of Brentwood Capital Advisors from July 2001 to present. President of FISI Madison Financial and Benefit Consultants, Inc. (a subsidiary of Cendant Corporation) from September 1997 until June 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

     Our common stock is traded over the counter on The NASDAQ National Market (“NASDAQ”) under the symbol AMHC.

     The following table sets forth the high and low sales prices per share of common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended August 31, 2004
First quarter (1)	$24.39	$17.07
Second quarter (1)	30.21	22.88
Third quarter	30.81	19.07
Fourth quarter	29.27	19.31
Year ended August 31, 2003 (1)
First quarter	$11.94	$5.62
Second quarter	11.37	7.60
Third quarter	13.43	7.55
Fourth quarter	21.00	11.63

(1)	Restated to reflect the effect of the December 2003 two-for-one stock split.

(b) Holders

     At November 1, 2004, there were approximately 18,400 holders of our Common Stock, including 132 stockholders of record.

(c) Dividends

     We have never declared or paid a cash dividend on our Common Stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion. Our First Amended and Restated Revolving Credit Loan Agreement, dated October 29, 2004 (the “Amended Credit Agreement”), prohibits the payment of dividends. For further discussion of the Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” on page 27.

Item 6. Selected Financial Data

Year ended and at August 31,	2004 (4)	2003	2002	2001	2000
	(In thousands except per share data)
Operating Results: (1)
Revenues	$245,410	$165,471	$122,762	$75,121	$53,030
Cost of services	156,462	106,130	84,845	55,466	41,232

Gross margin	88,948	59,341	37,917	19,655	11,798
Selling, general and administrative expenses	23,686	16,511	12,726	8,218	7,529
Depreciation and amortization	18,450	10,950	7,271	5,656	3,621
Interest	3,509	569	370	114	22

	45,645	28,030	20,367	13,988	11,172

Income before income taxes	43,303	31,311	17,550	5,667	626
Income tax expense	17,245	12,837	7,195	2,510	478

Net income	$26,058	$18,474	$10,355	$3,157	$148

Basic income per share: (2)	$0.81	$0.60	$0.35	$0.12	$0.01

Diluted income per share: (2)	$0.75	$0.56	$0.32	$0.11	$0.01

Weighted average common shares and equivalents: (2)
Basic	32,264	31,048	29,945	25,872	24,807
Diluted	34,632	33,010	32,188	28,119	25,906
Balance Sheet Data: (1)
Cash and cash equivalents	$52,187	$35,956	$23,924	$12,376	$7,025
Working capital	54,936	47,047	24,295	13,051	5,861
Total assets	251,747	140,013	118,017	71,500	45,339
Long-term debt	36,562	109	514	—	—
Other long-term liabilities	5,992	4,662	3,568	3,444	3,009
Stockholders’ equity	155,435	112,431	88,809	54,116	29,956
Other Operating Data:
Actual lives under management (3)	1,335,000	852,000	579,000	260,000	213,000
Annualized revenue in backlog	$15,200	$12,200	$27,600	$3,360	$3,120

(1) Certain items in prior periods have been reclassified to conform to current classifications.

(2) Restated to reflect the effect of the November 2001 three-for-two stock split and the December 2003 two-for-one stock split.

(3) Restated to include the Company’s hospital-based diabetes patients.

(4) Includes operating results, balance sheet data, and other operating data of StatusOne, which was acquired on September 5, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive care enhancement and disease management services to health plans and hospitals in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses;

•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;

•	developing care support plans and motivating members to set attainable goals for themselves;

•	providing local market resources to address acute episode interventions; and

•	coordinating members’ care with local health-care providers.

     Our integrated care enhancement programs serve entire health plan populations through member and physician care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information. Our programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

     Our programs are designed to help people lead healthier lives by making sure they understand and follow doctors’ orders, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves to exercise more, lose weight, quit smoking or otherwise improve their current health status.

     We believe that our patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, have demonstrated that they assist in providing effective care for the treatment of the disease or condition, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

     Our integrated care enhancement product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease (“COPD”), end-stage renal disease, cancer, chronic kidney disease, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, urinary incontinence, and high-risk population management. We design our programs to create and maintain key desired behaviors of each population and of the providers who care for them to improve member health status, thereby reducing health-care costs. The programs incorporate all interventions necessary to optimize patient care and are based on the most up-to-date, evidence-based clinical guidelines.

     The flexibility of our programs allows customers to enter the disease management and care enhancement market at the level they deem appropriate for their organization. Customers may select a single chronic disease approach, a multiple chronic disease approach, or a total-population approach where people with more than one disease or condition get the benefit of multiple programs at a single cost.

     As of August 31, 2004, we had contracts with 43 health plans to provide 122 disease management and care enhancement program services to their eligible members and also had 49 contracts to provide our services at 67 hospitals.

     We have seen increasing demand for our care enhancement and disease management services from health plans’ administrative services only (“ASO”) customers. ASO customers are typically self-insured employers for which our health plan customers do not assume risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the actual lives under management, when appropriate.

Highlights of Fiscal 2004 Performance

•	Revenues increased 48.3% over fiscal 2003.

•	Net income increased 41.1% over fiscal 2003.

•	Actual lives under management increased 56.7% from the end of fiscal 2003 to the end of fiscal 2004, which included a 173.5% increase in ASO actual lives under management.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include:

•	our ability to sign and implement new contracts for disease management services and care enhancement services;

•	the timing and costs of implementation, and the effect, of regulatory rules and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under disease management and care enhancement contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	our ability to integrate the operations of StatusOne and other acquired businesses or technologies into our business;

•	our ability to service our debt and make principal and interest payments as those payments become due;

•	our ability to develop new products and deliver outcomes on those products;

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our care enhancement initiatives or otherwise licensed or acquired by us, into our care enhancement platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our care enhancement strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services, in the health plans with which we have executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of our agreements with the health plans;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;

•	the impact of litigation involving the Company;

•	the impact of future state and federal health care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in the Company’s other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

     We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements. We prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     We believe the following accounting policies are the most critical in understanding the judgments that we use in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

     We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare+Choice). Contracts generally range from three to seven years with provisions for subsequent renewal.

     Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 12% of revenues recorded during the year ended August 31, 2004 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the timing of data reconciliation, which varies according to contract terms, revenue recognition associated with performance-based fees, and the level of performance-based fees in new contracts.

     A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

     We bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Contractually, we cannot bill for any incentive bonuses until after contract settlement.

     We recognize revenue as follows: 1) we recognize the fixed portion of the monthly fees as revenue during the period we perform our services; 2) we recognize the performance-based portion of the monthly fees based on our performance to date in the contract year; and 3) we recognize additional incentive bonuses based on our performance to date in the contract year, to the extent we consider such amounts collectible.

     We assess our level of performance based on medical claims and other data that the health plan customer is contractually required to supply each month. A minimum of four to six months’ data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, we may also provide contractual reserves, when appropriate, for billing adjustments at contract reconciliation.

     If data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account “contract billings in excess of earned revenue”. If we do not meet performance levels by the end of the contract year, we are contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

     During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to health plan data deficiencies, omissions, and/or data discrepancies.

Impairment of Intangible Assets and Goodwill

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, we review goodwill for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

     If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair-value-based goodwill impairment test as required by SFAS No. 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between two willing parties. We estimate fair value using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures.

     We amortize other identifiable intangible assets, such as acquired technologies and customer contracts, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

     If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

     Future events could cause us to conclude that impairment indicators exist and that goodwill and/or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Business Strategy

     Our primary strategy is to develop new and to expand existing relationships with health plans to provide disease management and care enhancement services, including assisting these health plans in creating value for their large self-insured customers. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and technologies to gain a competitive advantage in delivering our disease management and care enhancement services.

     In addition, we expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide care enhancement services to individuals who currently have, or face the risk of developing, one or more additional conditions. We believe that we can achieve improvements in care, and therefore significant cost savings, by providing care enhancement programs to members with these additional selected diseases and conditions, which will enable us to address a larger percentage of a health plan’s population and total health-care costs.

     We anticipate that we will incur significant costs during fiscal 2005 to enhance and expand our clinical programs and data reporting systems, enhance our information technology support, integrate StatusOne’s information systems, and open additional care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock or cash.

Business Acquisitions

     On September 5, 2003, we acquired StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated systems nationwide through the merger of our wholly-owned subsidiary with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The addition of StatusOne expands our product offerings and provides additional opportunities for initiating and expanding total-population care management programs with health plans.

     We paid an aggregate purchase price for StatusOne of approximately $65.6 million, which we funded through a $60.0 million term loan (the “Term Loan”) and cash of $5.6 million. At the closing, we delivered $5.0 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement. Subsequent to fiscal 2004 year-end, all conditions and obligations of the escrow agreement were satisfied, and the $5.0 million was distributed in accordance with the terms of the escrow agreement. The former stockholders of StatusOne received $3.7 million, and we received the remaining $1.3 million.

     Pursuant to an earn-out agreement executed in connection with the acquisition of StatusOne (the “Earn-Out Agreement”), we were obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at our discretion, if StatusOne achieved certain revenue targets during the one-year period immediately following the acquisition (the “Earn-Out Period”). Because StatusOne did not achieve the revenue targets established in the Earn-Out Agreement, we did not pay any additional purchase price related to the Earn-Out Agreement.

     The purchase price was preliminarily allocated to the related assets acquired and liabilities assumed based upon their respective fair values and is subject to adjustments, primarily related to any additional purchase price attributable to StatusOne’s results during the Earn-Out Period and settlement of the escrow. The purchase price paid in excess of the fair value of identifiable net assets was $49.1 million.

Results of Operations

     The following table shows the components of the statements of operations for the years ended August 31, 2004, 2003 and 2002 expressed as a percentage of revenues.

	Year ended August 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of services	63.8%	64.1%	69.1%

Gross margin	36.2%	35.9%	30.9%
Selling, general and administrative expenses	9.7%	10.0%	10.4%
Depreciation and amortization	7.5%	6.6%	5.9%
Interest expense	1.4%	0.3%	0.3%

Income before income taxes	17.6%	19.0%	14.3%
Income tax expense	7.0%	7.8%	5.9%

Net income	10.6%	11.2%	8.4%

Revenues

     Revenues increased 48.3% and 34.8%, respectively, for fiscal 2004 and fiscal 2003 over the prior fiscal years primarily due to increases in new contracts, increases in new programs and increased membership in existing contracts, and the acquisition of StatusOne on September 5, 2003. Excluding StatusOne revenues of $25.4 million in fiscal 2004, revenues would have increased 32.9% in fiscal 2004 compared to fiscal 2003.

     Excluding the acquisition of StatusOne, revenues increased from fiscal 2003 to 2004 primarily due to an increase in the ASO actual lives under management from 132,000 at August 31, 2003 to 361,000 at August 31, 2004, resulting from increasing demand for our care enhancement services from self-insured employers who contract with our health plan customers; existing health plan customers adding new programs; the signing of new health plan contracts during fiscal 2003 and 2004; and increased membership in customers’ existing programs. In addition, the increase in revenues for fiscal 2004 compared to fiscal 2003 was also partially attributable to the renegotiation of one contract at the beginning of fiscal 2004 for which we did not recognize any revenue in fiscal 2003 because we were unable to measure performance due to contracting terms and outcomes measurement provisions unique to this contract.

     Revenues increased from fiscal 2002 to 2003 primarily due to existing health plan customers adding new programs; the signing of new health plan contracts during fiscal 2002 and 2003; and growth in our ASO actual lives under management from approximately 22,000 at the end of fiscal 2002 to 132,000 at the end of fiscal 2003, resulting from increasing demand for our care enhancement services from self-insured employers who contract with our health plan customers.

     We anticipate that fiscal 2005 revenues will increase over fiscal 2004 revenues primarily due to the expansion of existing contracts, increasing demand for our care enhancement services from self-insured employers who contract with our health plan customers, and anticipated new health plan contracts. We also anticipate that the level of contract performance incentive bonus revenues will decline from the $2.5 million recorded in fiscal 2004 as we have restructured existing contracts in the last two fiscal years to eliminate incentive bonus opportunities in return for lower performance-based fee risk, longer contract terms, and more programs.

Cost of Services

     Cost of services as a percentage of revenues decreased to 63.8% for fiscal 2004 compared to 64.1% for fiscal 2003. Excluding contract performance incentive bonus revenues, which decreased from $5.3 million for fiscal 2003 to $2.5 million for fiscal 2004, cost of services as a percentage of revenues would have decreased to 64.4% from 66.3% for fiscal 2004 and 2003, respectively, primarily as a result of increased capacity utilization, economies of scale, and productivity enhancements, as well as a lower employee bonus accrual in fiscal 2004 over fiscal 2003 because we did not achieve certain internal targets in fiscal 2004 on which the employee bonus was based.

     Cost of services as a percentage of revenues decreased to 64.1% for fiscal 2003, compared to 69.1% for fiscal 2002. Excluding contract performance incentive bonus revenues, which increased $0.7 million for fiscal 2003 compared to fiscal 2002, cost of services as a percentage of revenues would have decreased to 66.3% from 71.8% for fiscal 2003 and 2002, respectively, primarily as a result of increased capacity utilization, economies of scale, and productivity enhancements.

     We anticipate that fiscal 2005 cost of services will increase over fiscal 2004 primarily as a result of increased operating staff required for expected increases in demand for our services, increased indirect staff costs associated with the continuing development and implementation of our care enhancement services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of revenues decreased to 9.7% for fiscal 2004 compared to 10.0% for fiscal 2003. Excluding contract performance incentive bonus revenues, which decreased $2.8 million for fiscal 2004 compared to fiscal 2003, selling, general and administrative expenses as a percentage of revenues would have decreased to 9.7% for fiscal 2004 from 10.3% for fiscal 2003, primarily due to a decrease in costs related to marketing and branding campaigns, partially offset by a $0.8 million increase in stock-based compensation expense resulting from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. Such approval was obtained at the Annual Meeting of Stockholders in January 2004, at which time the options were issued.

     Selling, general and administrative expenses as a percentage of revenues decreased to 10.0% for fiscal 2003 compared to 10.4% for fiscal 2002. Excluding contract performance incentive bonus revenues, which increased $0.7 million for fiscal 2003 compared to fiscal 2002, selling, general and administrative expenses as a percentage of revenues would have decreased to 10.3% from 10.8% for fiscal 2003 and 2002, respectively, primarily because of our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

     We anticipate that selling, general and administrative expenses for fiscal 2005 will increase over fiscal 2004 primarily due to increased indirect support costs for our existing and anticipated new and expanded health plan contracts.

Depreciation and Amortization

     Depreciation and amortization expense for fiscal 2004 increased 68.5% over fiscal 2003 primarily due to amortization expense related to StatusOne intangible assets and increased depreciation and amortization expense associated with equipment, software development, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, open two new care enhancement centers, and expand our corporate office and one existing care enhancement center during fiscal 2004.

     Depreciation and amortization expense for fiscal 2003 increased 50.6% over fiscal 2002 primarily due to increased depreciation and amortization expense associated with equipment, software development, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, open a new care enhancement center, and expand our corporate office and two existing care enhancement centers during fiscal 2003.

     We anticipate that depreciation and amortization expense for fiscal 2005 will increase over fiscal 2004 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

     Interest expense for fiscal 2004 increased $2.9 million compared to fiscal 2003 primarily due to interest costs related to a $60.0 million term loan incurred in connection with the acquisition of StatusOne (described more fully in “Liquidity and Capital Resources” below), offset slightly by decreased fees associated with a reduction in outstanding letters of credit to support certain contractual requirements to repay fees in the event we do not perform at target levels and do not repay the fees due in accordance with the contract terms.

     Interest expense for fiscal 2003 increased $0.2 million compared to fiscal 2002. The increase was primarily due to fees associated with an increase in outstanding letters of credit. We obtained these letters of credit to support certain contractual requirements to repay fees in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of certain contracts. Interest expense also increased because we wrote off certain deferred loan costs associated with our previous credit facility.

Income Tax Expense

     The Company’s effective tax rate decreased to 39.8% for fiscal 2004 compared to 41.0% for fiscal 2003 and 2002, primarily as a result of the Company’s geographic mix of earnings, which involves the impact of state income taxes, and other factors. The differences between the statutory federal income tax rate of 35.0% and the Company’s effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

     Cash and cash equivalents increased $16.2 million during fiscal 2004 to $52.2 million at August 31, 2004 from $36.0 million at August 31, 2003. The increase was primarily due to cash flow from operations and proceeds from borrowings under our credit facility related to the StatusOne acquisition, partially offset by capital expenditures, business acquisitions, and payments of long-term debt.

     Operating activities for fiscal 2004 generated $53.5 million in cash flow from operations compared to $26.9 million for fiscal 2003. The increase in operating cash flow of $26.6 million resulted primarily from an increase in net income as well as increased adjustments to net income attributable to stock option exercise tax benefits, increases in non-cash expenses, and an increase in accounts payable associated with capital expenditures for upgrades to hardware in support of core business functions. These increases to cash flow from operations were partially offset by an increase in accounts receivable primarily due to growth in revenues and a decrease in accrued salaries and benefits primarily related to the payment in fiscal 2004 of fiscal 2003 employee bonuses.

     Investing activities during fiscal 2004 used $85.2 million in cash primarily due to the acquisition of StatusOne, the opening of two new care enhancement centers, the expansion of an existing care enhancement center, the expansion of the corporate office, and investments in our health plan information technology capabilities. Financing activities for fiscal 2004 provided $48.0 million in cash primarily due to net proceeds from borrowings under our credit facility related to the acquisition of StatusOne and the exercise of stock options, offset by payments on long-term debt and debt issuance costs.

     On September 5, 2003, in conjunction with the acquisition of StatusOne, we entered into a revolving credit and term loan agreement (the “Credit Agreement”) with eight financial institutions. The Credit Agreement provides us with up to $100.0 million in borrowing capacity, including the Term Loan and a $40.0 million revolving line of credit, under a credit facility that expires on August 31, 2006. The $40.0 million revolving line of credit provides us with the ability to issue up to $40.0 million of letters of credit, provided the aggregate amounts outstanding under the revolving line of credit do not exceed $40.0 million. As of August 31, 2004, our available line of credit totaled $39.6 million.

     On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure. By entering into the interest rate swap agreement we effectively converted $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. In September 2004, in anticipation of amending and restating our Credit Agreement, as described below, we unwound the $40.0 million interest rate swap agreement and recognized a gain of approximately $22,000.

     On October 29, 2004, we entered into a First Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. We repaid the outstanding principal of $48.0 million on the Term Loan with $23.0 million in cash and a $25.0 million draw on the revolving credit facility under the Amended Credit Agreement.

     The Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of October 29, 2009. Borrowings under the Amended Credit Agreement bear interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. The Amended Credit Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of our assets are pledged as collateral for any borrowings under the credit facility.

     The Credit Agreement contained, and the Amended Credit Agreement contains, similar financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The agreements also prohibit the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2004, we were in compliance with all of the financial covenant requirements of the Credit Agreement.

     As of August 31, 2004, there was one letter of credit outstanding under the Credit Agreement for $0.4 million to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract. We have never had a draw under an outstanding letter of credit.

     During fiscal 2004, in conjunction with contractual requirements under one contract beginning on March 1, 2004, we funded an escrow account in the amount of approximately $1.5 million. We are required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we do not perform at established target levels.

     We believe that cash flow from operating activities, our available cash, and our available credit under the Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or to the extent we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

     In addition, if contract development accelerates or acquisition opportunities arise that would expand our operations, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities. We may also issue equity in connection with future acquisitions or strategic alliances. We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Contractual Obligations

     The following schedule summarizes our contractual cash obligations by the indicated period as of August 31, 2004:

	Payments Due By Year Ended August 31,
				2010 and
(In $000s)	2005	2006 - 2007	2008 - 2009	After	Total
Long-term debt (1)	$12,243	$36,339	$223	$—	$48,805
Deferred compensation plan payments	754	1,927	882	2,038	5,601
Operating lease obligations	5,150	9,439	5,219	5,095	24,903
Other contractual cash obligations (2)	700	875	—	—	1,575

Total Contractual Cash Obligations	$18,847	$48,580	$6,324	$7,133	$80,884

(1) Long-term debt consists of principal payments due under the Credit Agreement and capital lease obligations, including the current portion, and does not include future cash obligations for interest associated with our outstanding indebtedness. On October 29, 2004, we entered into the Amended Credit Agreement, which replaced the Term Loan with revolving debt and matures in 2009. See “-Liquidity and Capital Resources” for further information.

(2) Other commitments represent cash payments in connection with our strategic alliance agreement with Johns Hopkins University and Health System.

Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”. FIN No. 46(R) requires consolidation of variable interest entities if certain conditions are met and generally applies to periods ending after March 15, 2004. The adoption of FIN No. 46(R) did not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risk related to interest rate changes, primarily as a result of our Amended Credit Agreement, which bears interest based on floating rates. Borrowings under the Credit Agreement bore interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Borrowings under the Amended Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. In order to manage our interest rate exposure, we entered into an interest rate swap agreement, effectively converting $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99% as described under “Liquidity and Capital Resources” on page 27. We do not execute transactions or hold derivative financial instruments for trading purposes. In September 2004, in anticipation of amending and restating our Credit Agreement, we unwound the $40.0 million interest rate swap agreement.

     A one-point interest rate change on the variable rate debt outstanding at August 31, 2004 would have resulted in interest expense fluctuating approximately $0.2 million for the year ended August 31, 2004.

Item 8. Financial Statements and Supplementary Data

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

At August 31,	2004	2003
Current assets:
Cash and cash equivalents	$52,187	$35,956
Restricted cash	1,524	—
Accounts receivable, net
Billed	33,235	18,526
Unbilled	866	7,971
Other current assets	5,976	4,267
Deferred tax asset	2,248	758

Total current assets	96,036	67,478
Property and equipment:
Leasehold improvements	8,730	5,045
Computer equipment and related software	53,379	38,214
Furniture and office equipment	14,514	9,558

	76,623	52,817
Less accumulated depreciation	(36,796)	(25,166)

Net property and equipment	39,827	27,651
Other assets	2,456	182
Intangible assets, net	19,854	264
Goodwill, net	93,574	44,438

	$251,747	$140,013

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

At August 31,	2004	2003
Current liabilities:
Accounts payable	$10,343	$4,067
Accrued salaries and benefits	4,616	9,162
Accrued liabilities	4,688	2,790
Contract billings in excess of earned revenue	4,898	3,272
Income taxes payable	3,294	391
Current portion of long-term debt	12,243	389
Current portion of long-term liabilities	1,018	360

Total current liabilities	41,100	20,431
Long-term debt	36,562	109
Long-term deferred tax liability	12,658	2,380
Other long-term liabilities	5,992	4,662
Stockholders’ equity
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 and 40,000,000 shares authorized, 32,857,041 and 31,593,464 shares outstanding	33	32
Additional paid-in capital	90,980	74,070
Retained earnings	64,387	38,329
Accumulated other comprehensive income	35	—

Total stockholders’ equity	155,435	112,431

	$251,747	$140,013

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

Year ended August 31,	2004	2003	2002
Revenues	$245,410	$165,471	$122,762
Cost of services	156,462	106,130	84,845

Gross margin	88,948	59,341	37,917
Selling, general and administrative expenses	23,686	16,511	12,726
Depreciation and amortization	18,450	10,950	7,271
Interest expense	3,509	569	370

Income before income taxes	43,303	31,311	17,550
Income tax expense	17,245	12,837	7,195

Net income	$26,058	$18,474	$10,355

Earnings per share:
Basic	$0.81	$0.60	$0.35

Diluted	$0.75	$0.56	$0.32

Weighted average common shares and equivalents
Basic	32,264	31,048	29,946
Diluted	34,632	33,010	32,188

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, August 31, 2001	$—	$28	$44,588	$9,500	$—	$54,116
Exercise of stock options and other	—	2	2,058	—	—	2,060
Tax benefit of option exercises	—	—	4,496	—	—	4,496
Issuance of stock in conjunction with business acquisitions	—	—	16,612	—	—	16,612
Issuance of stock in conjunction with strategic alliance	—	—	1,170	—	—	1,170
Net income	—	—	—	10,355	—	10,355

Balance, August 31, 2002	—	30	68,924	19,855	—	88,809
Exercise of stock options and other	—	2	1,720	—	—	1,722
Tax benefit of option exercises	—	—	3,426	—	—	3,426
Net income	—	—	—	18,474	—	18,474

Balance, August 31, 2003	$—	$32	$74,070	$38,329	$—	$112,431
Exercise of stock options and other	—	1	5,085	—	—	5,086
Tax benefit of option exercises	—	—	10,013	—	—	10,013
Issuance of stock in conjunction with strategic alliance	—	—	1,812	—	—	1,812
Net income	—	—	—	26,058	—	26,058
Net change in fair value of interest rate swap, net of income taxes of $23	—	—	—	—	35	35

Balance, August 31, 2004	$—	$33	$90,980	$64,387	$35	$155,435

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended August 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$26,058	$18,474	$10,355
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	18,450	10,950	7,271
Amortization of deferred loan costs	768	276	46
Tax benefit of stock option exercises	10,013	3,426	4,496
Increase in accounts receivable, net	(7,174)	(5,808)	(11,302)
Increase in other current assets	(899)	(918)	(2,085)
Increase (decrease) in accounts payable	5,733	(201)	2,670
Increase (decrease) in accrued salaries and benefits	(4,865)	(2,564)	6,345
Increase (decrease) in other current liabilities	3,060	(1,880)	2,511
Deferred income taxes	(491)	3,877	2,646
Other	2,834	1,556	971
Decrease in other assets	356	132	809
Payments on other long-term liabilities	(371)	(385)	(637)

Net cash flows provided by operating activities	53,472	26,935	24,096

Cash flows from investing activities:
Acquisition of property and equipment	(25,013)	(16,169)	(13,829)
Business acquisitions, net of cash acquired	(60,223)	—	(442)

Net cash flows used in investing activities	(85,236)	(16,169)	(14,271)

Cash flows from financing activities:
Increase in restricted cash	(1,524)	—	—
Proceeds from issuance of long-term debt, net of deferred loan costs	57,685	—	—
Payments of long term-debt	(12,424)	(383)	(276)
Exercise of stock options	4,258	1,649	1,999

Net cash flows provided by financing activities	47,995	1,266	1,723

Net increase in cash and cash equivalents	16,231	12,032	11,548
Cash and cash equivalents, beginning of period	35,956	23,924	12,376

Cash and cash equivalents, end of period	$52,187	$35,956	$23,924

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,749	$49	$30

Cash paid during the year for income taxes	$6,367	$5,378	$336

Noncash Activities:
Issuance of common stock in conjunction with business acquisitions	$—	$—	$16,612

Assets acquired through capital lease obligations	$—	$—	$1,173

Issuance of unregistered common stock associated with Outcomes Verification Program	$1,812	$—	$1,170

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2004, 2003 and 2002

1. Summary of Significant Accounting Policies

     American Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive care enhancement and disease management services to individuals in all 50 states, the District of Columbia, Puerto Rico and Guam.

     We have reclassified certain items in prior periods to conform to current classifications.

     a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. We have eliminated all intercompany profits, transactions and balances.

     b. Cash and Cash Equivalents - Cash and cash equivalents primarily include tax-exempt debt instruments, repurchase agreements, commercial paper, and other short-term investments with maturities of less than three months. We also include in cash and cash equivalents any accrued interest related to these items.

     c. Restricted Cash – Restricted cash represents funds held in escrow in connection with contractual requirements (see Note 13).

     d. Accounts Receivable — Billed receivables primarily represent fees that are contractually due in the ordinary course of providing a service, net of contractual adjustments. Unbilled receivables primarily represent incentive bonuses, which we do not invoice to customers until we settle the related contract performance year (typically six to eight months after the contract year ends). Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we may provide reserves, when appropriate, for billing adjustments at contract reconciliation.

     e. Other Current Assets — Other current assets include prepaid expenses, inventories and other receivables.

     f. Property and Equipment — Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three years for computer software and hardware and five to seven years for furniture and other office equipment. Leasehold improvements are depreciated over the life of the lease, which ranges from one to ten years. Depreciation expense for the years ended August 31, 2004, 2003, and 2002 was $14.2 million, $10.3 million, and $6.6 million, respectively, including amortization of assets recorded under capital leases.

     g. Other Assets — Other assets consist primarily of deferred loan costs net of accumulated amortization.

     h. Intangible Assets — Intangible assets primarily include acquired technology and customer contracts, which we amortize on a straight-line basis over a five-year estimated useful life. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

     Intangible assets not subject to amortization consist of a trade name of $4.3 million associated with the StatusOne acquisition. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 4 for further information on intangible assets.

     i. Goodwill – We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire. The change in the carrying amount of goodwill for fiscal 2004 is due to the acquisition of StatusOne. Accumulated amortization of goodwill at August 31, 2004 and 2003 was $5.1 million.

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we no longer amortize goodwill, and we review goodwill at least annually for impairment. We completed our annual impairment test as of June 30, 2004 as required by SFAS No. 142 and concluded that no impairment of goodwill exists. In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

     j. Contract Billings in Excess of Earned Revenue — Contract billings in excess of earned revenue represent performance-based fees subject to refund that we do not recognize as revenues because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not meeting performance targets.

     k. Income Taxes — We file a consolidated federal income tax return that includes all of our wholly-owned subsidiaries. We compute our income tax provision under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.

     l. Revenue Recognition — We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by the Company’s services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare+Choice). Contracts generally range from three to seven years with provisions for subsequent renewal.

     Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 12% of revenues recorded during the year ended August 31, 2004 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the timing of data reconciliation, which varies according to contract terms, revenue recognition associated with performance-based fees, and the level of performance-based fees in new contracts.

     A limited number of contracts also provide opportunities for incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

     We bill our customers each month for the entire amount of our fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Contractually, we cannot bill for any incentive bonuses until after contract settlement.

     We recognize revenue as follows: 1) we recognize the fixed portion of the monthly fees as revenue during the period we perform our services; 2) we recognize the performance-based portion of the monthly fees based on our performance to date in the contract year; and 3) we recognize additional incentive bonuses based on our performance to date in the contract year, to the extent we consider such amounts collectible.

     We assess our level of performance based on medical claims and other data that the health plan customer is contractually required to supply each month. A minimum of four to six months’ data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. In addition, we may also provide contractual reserves, when appropriate, for billing adjustments at contract reconciliation.

     If data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account “contract billings in excess of earned revenue”. If we do not meet performance levels by the end of the contract year, we are contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

     During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to health plan data deficiencies, omissions, and/or data discrepancies.

     We derived approximately 44% of our fiscal 2004 revenues from two health plan contracts that each comprised more than 10% of our revenues for the year. In fiscal 2003, three contracts each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 70% of our fiscal 2003 revenues. During fiscal 2002, we derived approximately 55% of our revenues from two contracts that each comprised more than 10% of our revenues for the period.

     m. Earnings Per Share – We report earnings per share under SFAS No. 128 “Earnings per Share”. We calculate basic earnings per share using average common shares outstanding during the period. We calculate diluted earnings per share using average common shares outstanding during the period plus the dilutive effect of stock options outstanding.

     n. Stock Options — We account for stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”.

     For the year ended August 31, 2004, we recorded compensation expense under APB No. 25 of approximately $0.8 million. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We recognize compensation expense related to fixed award stock options on a straight-line basis over the vesting period.

     The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended August 31,
(In $000s, except per share data)	2004	2003	2002
Net income, as reported	$26,058	$18,474	$10,355
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	493	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,097)	(3,281)	(1,831)

Pro forma net income	$21,454	$15,193	$8,524

Earnings per share: (1)
Basic - as reported	$0.81	$0.60	$0.35
Basic - pro forma	$0.66	$0.49	$0.28
Diluted - as reported	$0.75	$0.56	$0.32
Diluted - pro forma	$0.62	$0.46	$0.26

(1)	Restated to reflect the effect of the December 2003 two-for-one stock split.

     The following table shows the estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 and the related assumptions we used to develop the estimates:

Year ended August 31,	2004	2003	2002
Weighted average fair value of options (1)	$15.64	$10.49	$5.20
Assumptions for the Black-Scholes model:
Dividends	$—	$—	$—
Expected life in years	7.4	7.6	6.5
Forfeiture rate	3.0%	3.5%	3.0%
Average risk free interest rate	3.8%	4.0%	4.9%
Volatility rate	60.0%	61.0%	56.0%

(1)	Restated to reflect the effect of the December 2003 two-for-one stock split.

     See Note 10 for further discussion of stock options.

     o. Derivative Instruments and Hedging Activities - We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

     We are subject to market risk related to interest rate changes, primarily as a result of our Credit Agreement, which bears interest based on floating rates. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. In order to manage our interest rate exposure, we entered into an interest rate swap agreement in September 2003, effectively converting $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. We do not execute transactions or hold derivative financial instruments for trading purposes.

     We meet the criteria for the “shortcut” method under SFAS No. 133 in accounting for the interest rate swap agreement, which allows for an assumption of no hedge ineffectiveness. As such, there is no income statement impact from changes in the fair value of the interest rate swap. The interest rate swap agreement is marked to market each reporting period, and the change in the fair value, net of income taxes, of the interest rate swap agreement is reported through other comprehensive income (loss) in the consolidated statement of changes in stockholders’ equity.

     In accordance with SFAS No. 133, upon termination of an interest rate swap classified as a cash flow hedge, the gain or loss previously recorded in other comprehensive income (loss) will be reclassified into earnings if it is probable that the hedged transactions will not occur. In anticipation of amending and restating our Credit Agreement, we unwound the $40.0 million interest rate swap agreement in September 2004 and recognized a gain of approximately $22,000 (see Note 15).

     p. Management Estimates – In preparing our consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Recently Issued Accounting Standards

     Consolidation of Variable Interest Entities

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities”. FIN No. 46(R) requires consolidation of variable interest entities if certain conditions are met and generally applies to periods ending after March 15, 2004. The adoption of FIN No. 46(R) did not have a material impact on our financial position or results of operations.

3. Business Acquisitions

     On September 5, 2003, we acquired StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated systems nationwide, through the merger of our wholly-owned subsidiary with and into StatusOne in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”). The addition of StatusOne expands our product offerings and provides additional opportunities for initiating and expanding our total-population care management programs with health plans.

     We paid an aggregate purchase price for StatusOne of approximately $65.6 million, which we funded through a $60.0 million term loan and cash of $5.6 million. At the closing, we delivered $5.0 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement. Subsequent to fiscal 2004 year-end, all conditions and obligations of the escrow agreement were satisfied, and the $5.0 million was distributed in accordance with the terms of the escrow agreement. The former stockholders of StatusOne received $3.7 million, and we received the remaining $1.3 million.

     Pursuant to an earn-out agreement executed in connection with the acquisition of StatusOne (the “Earn-Out Agreement”), we were obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at our discretion, if StatusOne achieved certain revenue targets during the one-year period immediately following the acquisition. Because StatusOne did not achieve the revenue targets established in the Earn-Out Agreement, we did not pay any additional purchase price related to the Earn-Out Agreement.

     The purchase price was preliminarily allocated to the related assets acquired and liabilities assumed based upon their respective fair values, as shown below, and is subject to adjustments, primarily related to any additional purchase price attributable to StatusOne’s results during the Earn-Out Period and settlement of the escrow. The purchase price paid in excess of the fair value of identifiable net assets was $49.1 million. We do not expect that any of the $49.1 million of goodwill will be deductible for income tax purposes.

(In $000s)
Fair value of current net tangible assets acquired	$1,683
Fair value of long-term net tangible liabilities assumed	(8,854)
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	49,136

Total purchase price	$65,609

     We consolidated StatusOne’s results of operations with our results of operations beginning September 5, 2003. The unaudited pro forma results of operations as if the transaction had occurred on September 1, 2002 are as follows:

Year Ended
(In $000s, except per share data)	August 31, 2003
Revenues	$187,824
Net income	$17,655
Earnings per share: (1)
Basic	$0.57
Diluted	$0.53

(1) Reflects the effect of the December 2003 two-for-one stock split.

4. Intangible Assets

     Intangible assets subject to amortization at August 31, 2004 consist of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net
Acquired technology	$10,163	$2,033	$8,130
Customer contracts	9,270	1,890	7,380

Total	$19,433	$3,923	$15,510

     Total amortization expense for the year ended August 31, 2004 was $4.2 million. Estimated amortization expense is $3.9 million for each of the next four fiscal years and $0 thereafter. Intangible assets not subject to amortization consist of a trade name of $4.3 million associated with the StatusOne acquisition.

5. Income Taxes

     Income tax expense is comprised of the following:

Year ended August 31, (in $000s)	2004	2003	2002
Current taxes
Federal	$14,729	$6,917	$3,921
State	3,016	2,043	628
Deferred taxes
Federal	(165)	3,111	2,227
State	(335)	766	419

Total	$17,245	$12,837	$7,195

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows the significant components of our net deferred tax asset (liability) for the fiscal years ended August 31, 2004 and 2003:

At August 31, (in $000s)	2004	2003
Deferred tax assets:
Accruals and reserves	$1,152	$639
Spin-off stock option adjustment	145	519
Deferred compensation	3,360	1,922
Capital loss carryforward	97	97

	4,754	3,177
Valuation allowance	(97)	(97)

	4,657	3,080

Deferred tax liability:
Tax over book depreciation	7,293	4,545
Tax over book amortization	7,751	157
Interest rate swap	23	—

	15,067	4,702

Net deferred tax asset (liability)	$(10,410)	$(1,622)

Net current deferred tax assets	$2,248	$758
Net long-term deferred tax asset (liability)	(12,658)	(2,380)

	$(10,410)	$(1,622)

     We recorded a valuation allowance totaling approximately $97,000 against deferred tax assets as of August 31, 2004 and 2003 because management believes it is more likely than not that the net deferred tax asset related to a capital loss carryforward will not be realized in future tax periods. For fiscal 2004 and 2003, the tax benefit of stock option compensation, excluding amounts relieving the deferred tax asset described as “Spin-off stock option adjustment”, is recorded as additional paid-in capital.

     The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:

Year ended August 31, (in $000s)	2004	2003	2002
Statutory federal income tax	$15,156	$10,646	$5,967
State income taxes, less federal income tax benefit	1,743	1,854	691
Change in valuation allowance	—	—	97
Amortization of goodwill and certain other intangible assets	—	62	80
Other	346	275	360

Income tax expense	$17,245	$12,837	$7,195

6. Long-Term Debt

     Our revolving credit and term loan agreement (the “Credit Agreement”) dated September 5, 2003 provides us with up to $100.0 million in borrowing capacity, including a $60.0 million term loan and a $40.0 million revolving line of credit, under a credit facility that expires on August 31, 2006. The $40.0 million revolving line of credit provides us with the ability to issue up to $40.0 million of letters of credit, provided the aggregate amounts outstanding under the revolving line of credit do not exceed $40.0 million. As of August 31, 2004, our available line of credit totaled $39.6 million.

     The Credit Agreement requires us to make principal installment payments of $3.0 million at the end of each fiscal quarter beginning on November 30, 2003 and ending with a $27.0 million balloon payment on August 31, 2006. Borrowings under the Credit Agreement bear interest, at the Company’s option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. The Credit Agreement also provides for a fee ranging between 0.375% and 0.5% of unused commitments. Substantially all of our assets are pledged as collateral for any borrowings under the credit facility.

     The Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) consolidated total funded debt to consolidated EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) consolidated net worth. The Credit Agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2004, we were in compliance with all of the financial covenant requirements of the Credit Agreement.

     As of August 31, 2004, there was one letter of credit outstanding under the Credit Agreement for $0.4 million to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract. We have never had a draw under an outstanding letter of credit.

     On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure. By entering into the interest rate swap agreement we effectively converted $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%.

     To meet the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we calculate the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At August 31, 2004 and 2003, there were no material differences between the carrying amount and the fair value of our debt.

7. Other Long-Term Liabilities

     We have a non-qualified deferred compensation plan under which our officers may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on our performance. Company contributions vest at 25% per year. We do not fund the plan and carry it as an unsecured obligation. Participants in the plan elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral.

     As of August 31, 2004 and 2003, other long-term liabilities included vested amounts under the plan of $4.8 million and $3.9 million, respectively, net of the current portion of $0.8 million and $0.3 million, respectively. For the next five fiscal years, we must make plan payments of $0.8 million, $1.2 million, $0.7 million, $0.7 million, and $0.2 million.

8. Leases

     We maintain operating lease agreements principally for our corporate office space and our eight care enhancement centers. Our corporate office leases cover approximately 99,000 square feet and expire in September 2007 and May 2009. Our support and training offices for StatusOne contain approximately 23,000 square feet of space in aggregate and have terms ranging from less than one year to five years. The care enhancement center leases cover approximately 15,000 to 30,000 square feet each and have terms of three to ten years.

     Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices. Certain operating leases contain renewal options to extend the lease for additional periods. Certain capital leases contain options to purchase the leased property for a specified amount at the end of the lease term. For the years ended August 31, 2004, 2003 and 2002, rent expense under lease agreements was approximately $4.9 million, $3.0 million, and $2.2 million, respectively.

     The following table summarizes our future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five fiscal years:

(In $000s)	Capital	Operating
Year ending August 31,	Leases	Leases
2005	$310	$5,150
2006	210	4,886
2007	210	4,553
2008	210	2,842
2009 and thereafter	27	7,473

Total minimum lease payments	967	$24,904

Less amount representing interest	(162)

Present value of net minimum lease payments	805
Less current portion	(243)

	$562

9. Stockholders’ Equity

     On November 17, 2003, our Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend distributed on December 19, 2003 to stockholders of record at the close of business on December 5, 2003. The consolidated financial statements and notes and exhibits hereto have been restated to give effect to the stock split.

     At the Annual Meeting of Stockholders on January 21, 2004, the stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 40.0 million to 75.0 million.

     In December 2001, we established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, that we and other members of the disease management and care enhancement industry produce.

     We began a five-year funding commitment on December 1, 2001 to provide Johns Hopkins compensation of up to $1.0 million annually for the first two years and, as amended in December 2003, to provide $0.7 million annually for the last three years of the commitment. We issued 150,000 unregistered shares of common stock to Johns Hopkins on December 1, 2001, 75,000 of which vested immediately, and the remaining 75,000 of which vested on December 1, 2003. The program may receive additional funding through research sponsored by other outcomes-based health-care organizations.

10. Stock Options

     We have several stock option plans under which we have granted non-qualified options to purchase our common stock. We normally grant options under these plans at market value on the date of grant. The options generally vest over four years and expire 10 years from the date of grant. At August 31, 2004, we have reserved approximately 71,000 shares for future option grants.

     Stock option activity for the three years ended August 31, 2004 is summarized below and has been restated to reflect the effect of the December 2003 two-for-one stock split:

	Number of	Weighted Average
(In 000s except price data)	Shares	Exercise Price
Outstanding at August 31, 2001	5,848	$3.11
Options granted	2,244	9.55
Options exercised	(1,174)	1.73
Options forfeited	(750)	8.39
Options expired	(12)	2.14

Outstanding at August 31, 2002	6,156	5.09
Options granted	1,532	15.96
Options exercised	(860)	1.95
Options forfeited	(48)	7.48
Options expired	(222)	9.39

Outstanding at August 31, 2003	6,558	7.89
Options granted	1,602	23.46
Options exercised	(1,264)	3.43
Options forfeited	(62)	12.09

Outstanding at August 31, 2004	6,834	12.32

     The following table summarizes information concerning outstanding and exercisable options at August 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	(In 000s)	Life (Yrs.)	Price	(In 000s)	Price
Less than $4.00	1,657	4.7	$1.85	1,450	$1.84
$4.01 - $8.00	1,114	8.0	7.22	501	7.22
$8.01 - $13.00	1,266	7.4	11.30	569	11.34
$13.01 - $18.00	1,467	8.9	17.43	358	17.33
More than $18.00	1,330	9.7	24.99	8	25.81

	6,834	7.6	12.32	2,886	6.64

     We have made grants of restricted stock with respect to approximately 102,000 shares as of August 31, 2004 in connection with our prior compensation program to outside directors.

11. Stockholder Rights Plan

     On June 19, 2000, the Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share. As amended in June 2004, each right initially entitles its holder to purchase one one-hundredth of a Series A preferred share at $175.00, subject to adjustment. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights.

     With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of our outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of our assets or earning power. The rights will expire on June 15, 2014. The Board of Directors of the Company will review the plan at least once every three years to determine if the maintenance and continuance of the plan is still in the best interests of the Company and its stockholders.

12. Employee Benefits

     We have a Section 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees. Employees can contribute up to a certain percentage of their base compensation as defined in the Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the Plan totaled $2.0 million, $1.3 million, and $0.7 million for the years ended August 31, 2004, 2003 and 2002, respectively.

13. Commitments and Contingencies

     During fiscal 2004, in conjunction with contractual requirements under one contract beginning on March 1, 2004, we funded an escrow account in the amount of approximately $1.5 million. We are required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we do not perform at target levels.

     In June 1994, a former employee whom we dismissed in February 1994 filed a “whistle blower” action on behalf of the United States government. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued American Healthways, Inc. and our wholly-owned subsidiary, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals.

     American Healthways, Inc. has since been dismissed as a defendant; however, the case is still pending against AHSI before the United States District Court for the District of Columbia. In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached with the United States government.

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

We believe that we have conducted our operations in full compliance with applicable statutory requirements. Although there can be no assurance, we currently believe that the resolution of issues, if any, which may be raised by the government and the resolution of the civil litigation would not have a material adverse effect on our financial position or results of operations except to the extent that we incur material legal expenses associated with our defense of this matter and the civil suit; provided, however that any unanticipated developments in these matters could materially adversely affect our results of operations, financial condition, or cash flows.

14. Segment Disclosures

     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes disclosure standards for segments of a company based on a management approach to defining operating segments. Through November 2003, we distinguished operating and reportable segments based upon the types of customers, hospitals or health plans, that contract for our services. In order to improve operational efficiency, in December 2003 we merged our operations into a single operating segment for purposes of presenting financial information and evaluating performance.

15. Subsequent Events (Unaudited)

     On October 29, 2004, we entered into a First Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. We repaid the outstanding principal of $48.0 million on the Term Loan with $23.0 million in cash and a $25.0 million draw on the revolving credit facility under the Amended Credit Agreement.

     The Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of October 29, 2009. Borrowings under the Amended Credit Agreement bear interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. The Amended Credit Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of our assets are pledged as collateral for any borrowings under the credit facility.

     The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. It also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
American Healthways, Inc.

We have audited the accompanying consolidated balance sheets of American Healthways, Inc. and Subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of American Healthways, Inc. and Subsidiaries for the year ended August 31, 2002 were audited by other auditors whose report dated October 16, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Healthways, Inc. and Subsidiaries at August 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended August 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
October 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Healthways, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of American Healthways, Inc. and subsidiaries for the year ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, changes in stockholders’ equity and cash flows of American Healthways, Inc. and subsidiaries for the year ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
October 16, 2002

Quarterly Financial Information (unaudited):
(In thousands except per share data)

Fiscal 2004	First	Second	Third	Fourth
Revenues	$51,078	$57,122	$65,354	$71,855
Gross margin	$16,934	$20,102	$23,941	$27,970
Income before income taxes	$6,706	$8,761	$12,474	$15,361
Net income	$3,956	$5,324	$7,484	$9,293
Basic earnings per share (1)	$0.12	$0.17	$0.23	$0.28
Diluted earnings per share (1)	$0.12	$0.15	$0.22	$0.27

Fiscal 2003	First	Second	Third	Fourth
Revenues	$37,538	$40,101	$41,822	$46,010
Gross margin	$12,912	$15,295	$15,095	$16,039
Income before income taxes	$6,270	$8,719	$7,711	$8,611
Net income	$3,699	$5,144	$4,550	$5,081
Basic earnings per share (1)(2)	$0.12	$0.17	$0.15	$0.16
Diluted earnings per share (1)(2)	$0.11	$0.16	$0.14	$0.15

(1)	We calculated income per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(2)	Restated to reflect the effect of the December 2003 two-for-one stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). We designed these controls and procedures to ensure that we record, process, summarize and report information that is filed or submitted under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s rules and forms. The controls and procedures also ensure that we accumulate and communicate such information to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of August 31, 2004, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Item 9B. Other Information

     Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning our directors, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

     Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Item 11. Executive Compensation

     Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 20, 2005, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. The financial statements filed as part of this report are included in Part II, Item 8 of this Annual Report on Form 10-K.

2. We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto.

3. Exhibits

3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

3.2	Bylaws, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

4.1	Article IV of the Company’s Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2	Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3	Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

10.1	First Amended and Restated Revolving Credit Loan Agreement between the Company and SunTrust Bank as Administrative Agent, Bank of America, N.A. and Union Planters Bank N.A. as Co-Documentation Agents, and National City Bank and U.S. Bank, N.A. as Co-Syndication Agents dated October 29, 2004 including Form Revolving Credit Note, Swingline Note, and Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated November 3, 2004]

10.2	Agreement and Plan of Merger by and among American Healthways, Inc., AH Mergersub, Inc., StatusOne Health Systems, Inc., and certain stockholders of StatusOne Health Systems, Inc. dated as of September 5, 2003 [incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2003]

10.3	Earn-Out Agreement by and between American Healthways, Inc., and Matt Kelliher, as agent for all the former stockholders of StatusOne Health Systems, Inc., dated as of

September 5, 2003 [incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2003]

10.4	Agreement and Plan of Merger, dated April 30, 2001 by and among American Healthways, Inc., CareSteps.com, Inc. and C-Steps Acquisition Company [incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 6, 2001]

10.5	Agreement and Plan of Merger, dated June 5, 2001 by and among American Healthways, Inc., Empower Health, Inc. and all the stockholders of Empower Health, Inc. [incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 15, 2001]

Management Contracts and Compensatory Plans

10.6	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran [incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.7	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.8	Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001]

10.9	Employment Agreement dated September 1, 2000 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.13 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.10	Employment Agreement dated October 1, 2001 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.14 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.11	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001]

10.12	Employment Agreement dated February 10, 2002 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.13	Employment Agreement dated October 29, 2003 between the Company and James Pope, MD [incorporated by reference to Exhibit 10.15 to Form 10-K of the Company’s fiscal year ended August 31, 2003]

10.14	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2003]

10.15	Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]

10.16	Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.17	1991 Employee Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.18	1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.19	1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

10.20	Form of Indemnification Agreement by and among the Company and the Company’s directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.21	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2004]

10.22	2001 Amended and Restated Stock Option Plan [incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-70948)]

10.23	Form of Non-Qualified Stock Option Agreement under the Company’s 1996 Stock Incentive Plan, as amended

10.24	Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 1996 Stock Incentive Plan, as amended

11	Earnings Per Share Reconciliation

21	Subsidiary List

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

(b) Exhibits

     Refer to Item 15(a)(3)above.

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HEALTHWAYS, INC.

November 12, 2004	By:	/s/ Ben R. Leedle, Jr.

Ben R. Leedle, Jr.
President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ben R. Leedle, Jr.	President, Chief Executive	November 12, 2004
Officer, and Director (Principal Executive Officer)
Ben R. Leedle, Jr.

/s/ Mary A. Chaput	Executive Vice President and Chief	November 12, 2004
Financial Officer (Principal Financial Officer)
Mary A. Chaput

/s/ Alfred Lumsdaine	Senior Vice President and Corporate	November 12, 2004
Controller (Principal Accounting Officer)
Alfred Lumsdaine

/s/ Thomas G. Cigarran	Chairman of the Board and Director	November 12, 2004

Thomas G. Cigarran

/s/ Frank A. Ehmann	Director	November 12, 2004

Frank A. Ehmann

/s/ Henry D. Herr	Director	November 12, 2004

Henry D. Herr

/s/ Martin J. Koldyke	Director	November 12, 2004

Martin J. Koldyke

/s/ C. Warren Neel	Director	November 12, 2004

C. Warren Neel

/s/ William C. O’Neil, Jr.	Director	November 12, 2004

William C. O’Neil, Jr.

/s/ Jay C. Bisgard	Director	November 12, 2004

Jay C. Bisgard

/s/ John W. Ballantine	Director	November 12, 2004

John W. Ballantine

/s/ Mary Jane England, M.D.	Director	November 12, 2004

Mary Jane England