Form 10-Q
period 2004-11-30
AMERICAN HEALTHWAYS INC
filed 2005-01-10
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2004

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

Yes [X]     No [  ]

As of January 4, 2005 there were outstanding 33,084,838 shares of the Registrant’s Common Stock, par value $.001 per share.

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

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	November 30, 2004	August 31, 2004
Current assets:
Cash and cash equivalents	$35,917	$52,187
Restricted cash	2,473	1,524
Accounts receivable, net
Billed	38,337	33,235
Unbilled	645	866
Other current assets	6,737	5,976
Deferred tax asset	2,271	2,248

Total current assets	86,380	96,036
Property and equipment:
Leasehold improvements	8,919	8,730
Computer equipment and related software	54,921	53,379
Furniture and office equipment	14,781	14,514

	78,621	76,623
Less accumulated depreciation	(41,280)	(36,796)

	37,341	39,827
Other assets	2,862	2,456
Intangible assets, net	19,077	19,854
Goodwill, net	92,398	93,574

	$238,058	$251,747

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30, 2004	August 31, 2004
Current liabilities:
Accounts payable	$5,391	$10,343
Accrued salaries and benefits	7,133	4,616
Accrued liabilities	5,728	4,688
Contract billings in excess of earned revenue	4,134	4,898
Income taxes payable	4,207	3,294
Current portion of long-term debt	156	12,243
Current portion of long-term liabilities	1,080	1,018

Total current liabilities	27,829	41,100
Long-term debt	25,540	36,562
Long-term deferred tax liability	12,658	12,658
Other long-term liabilities	6,356	5,992
Stockholders' equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	--	--
Common stock
$.001 par value, 75,000,000 shares authorized,
32,993,393 and 32,857,041 shares outstanding	33	33
Additional paid-in capital	93,493	90,980
Retained earnings	72,149	64,387
Accumulated other comprehensive income	--	35

Total stockholders' equity	165,675	155,435

	$238,058	$251,747

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended November 30,
	2004	2003
Revenues	$71,186	$51,078
Cost of services	45,972	34,144

Gross margin	25,214	16,934
Selling, general and administrative expenses	6,173	5,142
Depreciation and amortization	5,462	4,142
Interest expense	642	944

Income before income taxes	12,937	6,706
Income tax expense	5,175	2,750

Net income	$7,762	$3,956

Earnings per share:
Basic	$0.24	$0.12
Diluted	$0.22	$0.12
Weighted average common
shares and equivalents:
Basic	32,922	31,790
Diluted	35,289	34,218
See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2004

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, August 31, 2004	$--	$33	$90,980	$64,387	$35	$155,435
Net income	--	--	--	7,762	--	7,762
Termination of interest rate swap	--	--	--	--	(35)	(35)

Total comprehensive income						7,727
Exercise of stock options and other	--	--	1,371	--	--	1,371
Tax benefit of option exercises	--	--	1,142	--	--	1,142

Balance, November 30, 2004	$--	$33	$93,493	$72,149	$--	$165,675

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,762	$3,956
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	5,462	4,142
Amortization of deferred loan costs	164	192
Tax benefit of stock option exercises	1,142	2,028
(Increase) decrease in accounts receivable, net	(4,881)	1,182
(Increase) decrease in other current assets	(818)	497
Decrease in accounts payable	(4,952)	(1,480)
Increase (decrease) in accrued salaries and benefits	2,517	(6,599)
Increase in other current liabilities	1,189	1,706
Other	571	488
Decrease in other assets	160	49
Payments on other long-term liabilities	--	(61)

Net cash flows provided by operating activities	8,316	6,100

Cash flows from investing activities:
Acquisition of property and equipment	(2,098)	(3,061)
Business acquisitions, net of cash acquired	1,176	(59,812)

Net cash flows used in investing activities	(922)	(62,873)

Cash flows from financing activities:
Increase in restricted cash	(949)	--
Proceeds from issuance of long-term debt	48,000	60,000
Deferred loan costs	(730)	(2,315)
Payments of long-term debt	(71,109)	(3,123)
Exercise of stock options	1,124	1,262

Net cash flows (used in) provided by financing activities	(23,664)	55,824

Net decrease in cash and cash equivalents	(16,270)	(949)
Cash and cash equivalents, beginning of period	52,187	35,956

Cash and cash equivalents, end of period	$35,917	$35,007

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

        The accompanying consolidated financial statements of American Healthways, Inc. and its wholly-owned subsidiaries for the three months ended November 30, 2004 and 2003 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

        We have omitted certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

(3) Recently Issued Accounting Standards

         Consolidation of Variable Interest Entities

        In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities.” FIN No. 46(R) requires consolidation of variable interest entities if certain conditions are met and generally applies to periods ending after March 15, 2004. The adoption of FIN No. 46(R) did not have a material impact on our financial position or results of operations.

         Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the three months ended November 30, 2004 and 2003 in Note 5, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

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

        For the three months ended November 30, 2004, we recorded compensation expense under APB No. 25 of approximately $0.1 million. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We recognize compensation expense related to fixed award stock options on a straight-line basis over the vesting period.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended November 30,
(In $000s, except per share data)	2004	2003
Net income, as reported	$7,762	$3,956
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	88	--
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,646)	(1,103)

Pro forma net income	$6,204	$2,853

Earnings per share:
Basic - as reported	$0.24	$0.12
Basic - pro forma	$0.19	$0.09
Diluted - as reported	$0.22	$0.12
Diluted - pro forma	$0.18	$0.08

(6) Business Acquisitions

        On September 5, 2003, we acquired StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated systems nationwide. At the closing, we delivered $5.0 million of the purchase price into an escrow account under the terms and conditions of a separate escrow agreement to secure certain obligations of the former stockholders under the terms of the Merger Agreement. During the first quarter of fiscal 2005, the terms of the escrow agreement were completed, and the $5.0 million was distributed accordingly. The former stockholders of StatusOne received $3.7 million, and we received the remaining $1.3 million.

        Pursuant to an earn-out agreement (the “Earn-Out Agreement”) executed in connection with the acquisition of StatusOne, we were obligated to pay the former stockholders of StatusOne up to $12.5 million in additional purchase price, payable either in cash or common stock at our discretion, if StatusOne achieved certain revenue targets during the one-year period immediately following the acquisition (the “Earn-Out Period”). Because StatusOne did not achieve the revenue targets established in the Earn-Out Agreement, we did not pay additional purchase price related to the Earn-Out Agreement.

        The purchase price was allocated to the related assets acquired and liabilities assumed based upon their respective fair values, as shown below.

(In $000s)
Fair value of current net tangible assets acquired	$1,683
Fair value of long-term net tangible liabilities assumed	(8,854)
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	47,959

Total purchase price	$64,432

        The change in the carrying amount of goodwill during the three months ended November 30, 2004 is shown below:

(In $000s)
Balance, August 31, 2004	$93,574
Purchase price adjustments	(1,176)

Balance, November 30, 2004	$92,398

(7) Intangible and Other Assets

        Intangible assets subject to amortization at November 30, 2004 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
(In $000s)
Acquired technology	$10,163	$2,541	$7,622
Customer contracts	9,259	2,348	6,911
Other	200	--	200

Total	$19,622	$4,889	$14,733

        Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the three months ended November 30, 2004 and 2003 was $1.0 million and $1.1 million, respectively. Estimated amortization expense for the remainder of fiscal 2005 and the following four fiscal years thereafter is $3.0 million, $3.9 million, $3.9 million, $3.9 million, and $40,000, respectively. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

        Intangible assets not subject to amortization at November 30, 2004 consist of a trade name associated with the StatusOne acquisition of $4.3 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

        Other assets consist primarily of deferred loan costs net of accumulated amortization.

(8) Long-Term Debt

        On October 29, 2004, we amended our previous revolving credit and term loan agreement dated September 5, 2003 (the ” Former Credit Agreement”) by entering into a First Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. Under the Amended Credit Agreement, we converted the outstanding $48.0 million term loan under the Former Credit Agreement to revolving debt and subsequently repaid $23.0 million of revolving debt. As of November 30, 2004, our available line of credit totaled $124.6 million.

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

        The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of November 30, 2004, we were in compliance with all of the covenant requirements of the Amended Credit Agreement.

        On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Former Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement, as described above, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

(9) Commitments and Contingencies

        In conjunction with contractual requirements under one contract beginning on March 1, 2004, we have funded an escrow account in the amount of approximately $2.5 million. We are required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we do not perform at target levels.

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

        The complaint alleges that AHSI, the client hospitals and the medical directors associated with the Company’s hospital-based diabetes treatment center operation violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. Substantial discovery has taken place to date and additional discovery is expected to occur. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

        We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of this legal matter could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of this case which may be material to our consolidated results of operations in a particular financial reporting period. We believe that any resolution of this case will not have a material effect on our liquidity or financial condition.

(10) Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in the amounts of certain items, including changes in the fair value of interest rate swap agreements, be shown in the financial statements. We display comprehensive income, which includes net income and net changes in the fair value of the interest rate swap agreement, in the consolidated statement of changes in stockholders’ equity. In September 2004, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000. Comprehensive income, net of income taxes, was $7.7 million for the three months ended November 30, 2004.

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

        Our integrated care enhancement product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, urinary incontinence, and high-risk population management. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

        The flexibility of our programs allows customers to enter the disease management and care enhancement market at the level they deem appropriate for their organization. Customers may select a single or multiple chronic disease approach, or a total-population or high-risk approach, in which people with more than one disease or condition receive the benefit of multiple programs at a single cost.

        As of November 30, 2004, the Company had contracts with 45 health plans to provide 132 disease management and care enhancement program services, and also had 48 contracts to provide its services at 66 hospitals.

Highlights of Performance for the Three Months Ended November 30, 2004

•	Revenues increased 39.4% compared to the first quarter of fiscal 2004.
•	Net income increased 96.2% compared to the first quarter of fiscal 2004.
•	Actual lives under management at November 30, 2004 increased 36.8% from November 30, 2003, which included a 165.2% increase in self-insured employer actual lives under management to 405,000 at November 30, 2004 from 153,000 at November 30, 2003.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include:

•	our ability to sign and implement new contracts for disease management and care enhancement services;

•	our ability to finalize and execute agreements with the Centers for Medicare & Medicaid Services (“CMS”) and/or a partner for disease management services under the Chronic Care Improvement Program (“CCIP”), authorized by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”);

•	our ability to accurately forecast performance and the timing of revenue recognition under any potential agreement for disease management services under the CCIP ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the timing and costs of implementation, and the effect, of regulatory rules and interpretations relating to MMA;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under disease management and care enhancement contracts, including any potential agreements with CMS and/or a partner under the CCIP, and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	our ability to integrate acquired businesses or technologies into our business;

•	our ability to service our debt and make principal and interest payments as those payments become due;

•	our ability to develop new products and deliver outcomes on those products;

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our care enhancement initiatives or otherwise licensed or acquired by us, into our care enhancement platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our care enhancement strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health-care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services, in the health plans with which we have executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of our agreements with the health plans;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements with the health plans;

•	the impact of litigation involving us or our subsidiaries;

•	the impact of future state and federal health-care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	our ability to have our internal controls positively attested to by our independent auditors as required by Section 404 of the Sarbanes-Oxley Act of 2002;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Contract Terms

        We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business (e.g. Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage, Administrative Services Only (“ASO”)). Contracts generally range from three to seven years with provisions for subsequent renewal.

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 14% of revenues recorded during the three months ended November 30, 2004 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

        Our hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located to enhance the quality of care to this population, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services. For the three months ended November 30, 2004, revenues from our 48 hospital contracts accounted for approximately 4% of total revenues.

Information Systems

        Disease management and care enhancement contracts require sophisticated management information systems to help us manage the care of large populations of health plan members with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after we implement our programs. We have developed and are continually expanding and improving our proprietary clinical, data management, and reporting systems, to continue to meet our information management needs for our disease management and care enhancement services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software and hardware and in our information technology staff.

Operating Contract Renewals

        Our contract revenues depend on the contractual terms we establish and maintain with health plans to provide disease management and care enhancement services to their members. Some contracts allow the health plan to terminate early under certain conditions. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

        Approximately 40% of our revenues for the three months ended November 30, 2004 were derived from two customers that each comprised more than 10% of our revenues for the period. The loss of either of these customers or any other large health plan customer or a reduction in the profitability of any contract with these customers would have a material negative impact on our results of operations, cash flows, and financial condition.

         Eight of our health plan contracts are scheduled to expire in fiscal 2005, representing in aggregate approximately 9% of revenues for the three months ended November 30, 2004.

        In addition to the eight health plan contracts scheduled to expire in fiscal 2005, as of November 30, 2004, there are 17 health plan contracts, which represent approximately 16% of our revenues for the three months ended November 30, 2004, that allow for early termination. We have been providing services under these 17 contracts for over three years on average. We cannot assure you that unscheduled contract terminations or renegotiations would not have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

        We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” The number of actual lives under management and annualized revenue in backlog are shown below at November 30, 2004 and November 30, 2003.

At November 30,	2004	2003
Actual lives under management	1,419,000	1,039,000	(1)
Annualized revenue in backlog (in $000s)	$38,557	$21,900

(1) Restated to include 15,000 additional lives for the Company's hospital-based diabetes patients.

Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at November 30, 2004 for which we have not yet begun providing services.

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

        Historically, we have found that a majority of employers and employees make these decisions effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may cause a decrease in our actual lives under management for existing contracts as of January 1. Although these decisions may also cause a gain in enrollees as new employers sign on with our customers, the identification of new members eligible to participate in our programs is based on the submission of health-care claims, which lags enrollment by an indeterminate period.

        As a result, historically, actual lives under management for existing contracts have decreased between 5% and 7% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in our second fiscal quarter.

        We have seen increasing demand for our care enhancement and disease management services from health plans’ ASO customers. These customers are typically self-insured employers for which our health plan customers do not assume risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, when appropriate.

Business Strategy

        Our primary strategy is to develop new and to expand existing relationships with health plans to provide disease management and care enhancement services, including assisting these health plans in creating value for their large self-insured employers. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and proprietary technologies to gain a competitive advantage in delivering our disease management and care enhancement services.

        In addition, we expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide care enhancement services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care, and therefore significant cost savings, by addressing care enhancement and treatment requirements for these additional selected diseases and conditions, which will enable us to address a larger percentage of a health plan’s population and total health-care costs.

        We anticipate that we will incur significant costs during the remainder of fiscal 2005 to enhance and expand our clinical programs and data and financial reporting systems, enhance our information technology support, continue to integrate StatusOne’s information systems, and open additional care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock and/or cash.

Critical Accounting Policies

        We describe our accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004. We prepare the consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        We believe the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

        We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage, ASO). Contracts generally range from three to seven years with provisions for subsequent renewal.

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 14% of revenues recorded during the three months ended November 30, 2004 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

        We bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Contractually, we cannot bill for any incentive bonus until after contract settlement.

        We recognize revenue as follows: 1) we recognize the fixed portion of the monthly fees as revenue during the period we perform our services; 2) we recognize the performance-based portion of the monthly fees based on our performance to date in the contract year as determined below; and 3) we recognize additional incentive bonuses based on our performance to date in the contract year, to the extent we consider such amounts collectible.

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

Impairment of Intangible Assets and Goodwill

        In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

        If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair-value-based goodwill impairment test as required by SFAS No. 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between two willing parties. We may estimate fair value using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures.

        We amortize other identifiable intangible assets, such as acquired technologies, customer contracts, and other intangibles, on the straight-line method over their estimated useful lives, except for trade names, which have an indefinite life and are not subject to amortization. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Results of Operations

        The following table shows the components of the statements of operations for the three months ended November 30, 2004 and November 30, 2003 expressed as a percentage of revenues.

	Three Months Ended November,
	2004	2003
Revenues	100.0%	100.0%
Cost of services	64.6%	66.8%

Gross margin	35.4%	33.2%
Selling, general and administrative expenses	8.7%	10.1%
Depreciation and amortization	7.7%	8.1%
Interest expense	0.9%	1.8%

Income before income taxes	18.1%	13.2%
Income tax expense	7.3%	5.4%

Net income	10.8%	7.8%

Revenues

        Revenues for the three months ended November 30, 2004 increased 39.4% over the three months ended November 30, 2003, primarily due to an increase in the self-insured employer actual lives under management from 153,000 at November 30, 2003 to 405,000 at November 30, 2004; existing health plan customers adding ten new programs since November 30, 2003; the signing of eight new health plan contracts since November 30, 2003; and increased membership in our customers’ existing programs.

        We anticipate that total revenues for the remainder of fiscal 2005 will increase over fiscal 2004 revenues primarily due to the expansion of existing contracts, increasing demand for our care enhancement services from self-insured employers who contract with our health plan customers, and anticipated new health plan contracts. We also anticipate that the level of contract performance incentive bonus revenues will continue to decline from the $2.5 million recorded in fiscal 2004 as we have restructured existing contracts in the last two fiscal years to eliminate incentive bonus opportunities in return for lower performance-based fee risk, longer contract terms, and more programs. Anticipated revenues for the remainder of fiscal 2005 do not include revenues related to implementing and/or operating the CCIP awards as we cannot yet determine whether we will successfully finalize and execute agreements with CMS and/or a partner in connection with these awards.

Cost of Services

        Cost of services as a percentage of revenues decreased to 64.6% for the three months ended November 30, 2004 compared to 66.8% for the same period in fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $0.7 million for the three months ended November 30, 2003 compared to no contract performance incentive bonus revenues for the three months ended November 30, 2004, cost of services as a percentage of revenues would have decreased to 64.6% from 67.8% for the three months ended November 30, 2004 and 2003, respectively, primarily as a result of 1) the incremental costs recorded in the first quarter of fiscal 2004 for preparing for and servicing new contracts that had not yet begun or which had performance-based fees that had not been recognized as revenue because data was insufficient to determine performance; 2) incremental transition and integration costs recorded in the first quarter of fiscal 2004 related to the acquisition of StatusOne; and 3) increased capacity utilization, economies of scale, and productivity enhancements during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, offset by an increase in the employee bonus accrual during the three months ended November 30, 2004 compared to the three months ended November 30, 2003.

        We anticipate that cost of services for the remainder of fiscal 2005 will increase over fiscal 2004 primarily as a result of increased operating staff required for expected increases in demand for our services, increased indirect staff costs associated with the continuing development and implementation of our care enhancement services, and increases in information technology and other support staff and costs. Anticipated cost of services for the remainder of fiscal 2005 do not include costs related to implementing and/or operating the CCIP awards as we cannot yet determine whether we will successfully finalize and execute agreements with CMS and/or a partner in connection with these awards.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of revenues decreased to 8.7% for the three months ended November 30, 2004 compared to 10.1% for the same period in fiscal 2004, primarily due to a decrease in costs related to marketing and branding campaigns and our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

        We anticipate that selling, general and administrative expenses for the remainder of fiscal 2005 will increase over fiscal 2004 primarily due to increased indirect support costs for our existing and anticipated new and expanded health plan contracts. Anticipated selling, general and administrative expenses for the remainder of fiscal 2005 do not include costs related to implementing and/or operating the CCIP awards as we cannot yet determine whether we will successfully finalize and execute agreements with CMS and/or a partner in connection with these awards.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended November 30, 2004 increased 31.9% over the same period in fiscal 2004 primarily due to increased depreciation and amortization expense associated with equipment, software development, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, open two new care enhancement centers, and expand our corporate office and calling capacity at existing care enhancement centers since November 30, 2003.

        We anticipate that depreciation and amortization expense for the remainder of fiscal 2005 will increase over fiscal 2004 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

        Interest expense for the three months ended November 30, 2004 decreased 32.0% compared to the three months ended November 30, 2003. The decrease in interest expense is primarily attributable to a reduction in our long-term debt balance resulting from a $23.0 million repayment of revolving debt on October 29, 2004, as well as lower interest rates under the Amended Credit Agreement compared to the Former Credit Agreement (described more fully in “-Liquidity and Capital Resources” below).

        We anticipate that interest expense for the remainder of fiscal 2005 will decrease over fiscal 2004 primarily as a result of the lower long-term debt balance.

Income Tax Expense

        Our effective tax rate decreased to 40% for the three months ended November 30, 2004 compared to 41% for the three months ended November 30, 2003, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

        Operating activities for the three months ended November 30, 2004 generated $8.3 million compared to $6.1 million for the three months ended November 30, 2003. The increase in operating cash flow of $2.2 million resulted primarily from an increase in net income as well as a lower employee bonus payment in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. These increases to cash flow from operations were offset by a decrease in cash collections on accounts receivable due to a delay in the monthly payment from one large customer, which was received in early December 2004, and increased payments in the first quarter of fiscal 2005 related to accounts payable accrued at August 31, 2004 associated with capital expenditures for upgrades to hardware in support of core business functions.

        Investing activities during the three months ended November 30, 2004 used $0.9 million in cash, which primarily consisted of investments in property and equipment of $2.1 million. This amount was offset by the return to the Company of $1.3 million that was previously held in escrow in connection with the StatusOne acquisition. The purchase of property and equipment was primarily associated with enhancements in our information technology capabilities.

        Financing activities for the three months ended November 30, 2004 used $23.7 million in cash primarily due to net payments on long-term debt of $23.1 million, deferred loan costs of $0.7 million related to the Amended Credit Agreement, and funding of an escrow account of $0.9 million in conjunction with contractual requirements under one contract. These uses of cash were slightly offset by proceeds from the exercise of stock options.

        On October 29, 2004, we amended our Former Credit Agreement dated September 5, 2003 by entering into the Amended Credit Agreement. The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. Under the Amended Credit Agreement on October 29, 2004, we converted the outstanding $48.0 million term loan under the Former Credit Agreement to revolving debt and subsequently repaid $23.0 million of revolving debt on that same date. As of November 30, 2004, our available line of credit totaled $124.6 million.

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

        The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of November 30, 2004, we were in compliance with all of the covenant requirements of the Amended Credit Agreement.

        On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement, as described above, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

        As of November 30, 2004, there was one letter of credit outstanding under the Amended Credit Agreement for $0.4 million to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract. We have never had a draw under an outstanding letter of credit.

        In conjunction with contractual requirements under one contract beginning on March 1, 2004, we have funded an escrow account in the amount of approximately $2.5 million. We are required to deposit into the escrow account a percentage of all fees received from this customer during the first year of the contract to be used to repay fees under the contract in the event we do not perform at established target levels.

        We believe that cash flow from operating activities, our available cash, and our available credit under the Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

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

Contractual Obligations

        The following schedule summarizes our contractual cash obligations at November 30, 2004.

	Twelve Months Ended November 30,
(In $000s)	2005	2006 – 2007	2008 – 2009	2010 and After	Total
Long-term debt (1)	$ 156	$ 352	$25,188	$ --	$25,696
Deferred compensation
plan payments	841	1,947	964	2,225	5,977
Operating lease obligations	5,076	9,208	5,335	5,361	24,980
Other contractual cash
obligations (2)	700	700	--	--	1,400

Total contractual cash
obligations	$6,773	$12,207	$31,487	$7,586	$58,053

(1) Long-term debt consists of principal payments due under the Amended Credit Agreement and capital lease obligations, including the current portion, and does not include future cash obligations for interest associated with our outstanding indebtedness.
(2) Other contractual cash obligations represent cash payments in connection with a strategic alliance agreement with Johns Hopkins University and Health System.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risk related to interest rate changes, primarily as a result of the Former Credit Agreement and the Amended Credit Agreement, which bear interest based on floating rates. Borrowings under the Former Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Borrowings under the Amended Credit Agreement bear interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof.

        In order to manage our interest rate exposure under the Former Credit Agreement, we entered into an interest rate swap agreement in September 2003, effectively converting $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. We do not execute transactions or hold derivative financial instruments for trading purposes. In September 2004, in anticipation of amending and restating our Former Credit Agreement, we terminated the $40.0 million interest rate swap agreement.

        A one-point interest rate change on the variable rate debt outstanding at November 30, 2004 would have resulted in interest expense fluctuating approximately $69,000 for the three months ended November 30, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

        During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of a control system is based in part upon certain assumptions of the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its goals under all possible future conditions.

Part II

Item 1. Legal Proceedings.

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

        The complaint alleges that AHSI, the client hospitals and the medical directors associated with the Company’s hospital-based diabetes treatment center operation violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. Substantial discovery has taken place to date and additional discovery is expected to occur. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

        We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of this legal matter could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of this case which may be material to our consolidated results of operations in a particular financial reporting period. We believe that any resolution of this case will not have a material effect on our liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On November 12, 2004, we entered into an Asset Purchase Agreement with Savard Systems, LLC (“Savard”), pursuant to which we purchased certain assets from Savard. In partial consideration for the assets, we issued 3,011 unregistered shares of our common stock, $.001 par value, which was valued in aggregate at $100,000, to Savard. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits.

         (a) Exhibits

11	Earnings Per Share Reconciliation
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer
32
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

American Healthways, Inc. (Registrant)
Date January 10, 2005	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date January 10, 2005	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)