Form 10-K/A
period 2004-08-31
AMERICAN HEALTHWAYS INC
filed 2005-02-16
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Form 10-K/A Amendment No. 1 is to include corrected certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”) contained in the Report on Form 10-K for the Fiscal Year Ended August 31, 2004 (the “Report”). The Certifications included in the Report dated November 12, 2004 inadvertently referred to the Annual Report of American Healthways, Inc. on Form 10-K for the period ending August 31, 2003 rather than the period ending August 31, 2004.

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

3. Exhibits

3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

3.2	Bylaws, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

4.1	Article IV of the Company’s Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2	Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3	Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

10.1	First Amended and Restated Revolving Credit Loan Agreement between the Company and SunTrust Bank as Administrative Agent, Bank of America, N.A. and Union Planters Bank N.A. as Co-Documentation Agents, and National City Bank and U.S. Bank, N.A. as Co-Syndication Agents dated October 29, 2004 including Form Revolving Credit Note, Swingline Note, and Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated November 3, 2004]

10.2	Agreement and Plan of Merger by and among American Healthways, Inc., AH Mergersub, Inc., StatusOne Health Systems, Inc., and certain stockholders of StatusOne Health Systems, Inc. dated as of September 5, 2003 [incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2003]

10.3	Earn-Out Agreement by and between American Healthways, Inc., and Matt Kelliher, as agent for all the former stockholders of StatusOne Health Systems, Inc., dated as of

September 5, 2003 [incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 9, 2003]

10.4	Agreement and Plan of Merger, dated April 30, 2001 by and among American Healthways, Inc., CareSteps.com, Inc. and C-Steps Acquisition Company [incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 6, 2001]

10.5	Agreement and Plan of Merger, dated June 5, 2001 by and among American Healthways, Inc., Empower Health, Inc. and all the stockholders of Empower Health, Inc. [incorporated by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 15, 2001]

Management Contracts and Compensatory Plans

10.6	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Thomas G. Cigarran [incorporated by reference to Exhibit 10.3 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.7	Employment Agreement as Amended and Restated dated August 31, 1992 between the Company and Robert E. Stone [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.8	Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001]

10.9	Employment Agreement dated September 1, 2000 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.13 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.10	Employment Agreement dated October 1, 2001 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.14 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.11	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001]

10.12	Employment Agreement dated February 10, 2002 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.13	Employment Agreement dated October 29, 2003 between the Company and James Pope, MD [incorporated by reference to Exhibit 10.15 to Form 10-K of the Company’s fiscal year ended August 31, 2003]

10.14	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2003]

10.15	Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]

10.16	Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.17	1991 Employee Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.18	1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.19	1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

10.20	Form of Indemnification Agreement by and among the Company and the Company’s directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.21	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2004]

10.22	2001 Amended and Restated Stock Option Plan [incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-70948)]

10.23*	Form of Non-Qualified Stock Option Agreement under the Company’s 1996 Stock Incentive Plan, as amended

10.24*	Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 1996 Stock Incentive Plan, as amended

11*	Earnings Per Share Reconciliation

21*	Subsidiary List

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

     * Denotes documents previously filed

(b) Exhibits

     Refer to Item 15(a)(3)above.

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HEALTHWAYS, INC.

February 16, 2005	By:	/s/ Ben R. Leedle, Jr.

Ben R. Leedle, Jr.
President and
Chief Executive Officer