Form 10-Q
period 2005-02-28
AMERICAN HEALTHWAYS INC
filed 2005-04-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2005

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

Yes [X]     No [  ]

As of April 5, 2005 there were outstanding 33,164,980 shares of the Registrant’s Common Stock, par value $.001 per share.

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

SIGNATURES

Ex-10.1   Summary of Named Executive Officer Compensation
Ex-10.2   Summary of 2005 Incentive Bonus Plan
Ex-10.3   Fiscal Year 2005 Bonus Criteria Under Capital Accumulation Plan
Ex-11      Earnings Per Share Reconciliation
Ex-31.1   Section 302 CEO Certification
Ex-31.2   Section 302 CFO Certification
Ex-32 Section 906 CEO and CFO Certification

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	February 28, 2005	August 31, 2004
Current assets:
Cash and cash equivalents	$28,516	$45,147
Restricted cash	3,454	1,524
Investments	7,040	7,040
Accounts receivable, net
Billed	40,723	33,235
Unbilled	451	866
Other current assets	5,927	5,976
Income taxes receivable	2,483	--
Deferred tax asset	2,271	2,248

Total current assets	90,865	96,036
Property and equipment:
Leasehold improvements	9,015	8,730
Computer equipment and related software	57,393	53,379
Furniture and office equipment	15,133	14,514

	81,541	76,623
Less accumulated depreciation	(45,770)	(36,796)

	35,771	39,827
Other assets	2,595	2,456
Intangible assets, net	18,090	19,854
Goodwill, net	92,398	93,574

	$239,719	$251,747

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28, 2005	August 31, 2004
Current liabilities:
Accounts payable	$5,000	$10,343
Accrued salaries and benefits	10,357	4,616
Accrued liabilities	4,245	4,688
Contract billings in excess of earned revenue	4,916	4,898
Income taxes payable	--	3,294
Current portion of long-term debt	155	12,243
Current portion of long-term liabilities	1,696	1,018

Total current liabilities	26,369	41,100
Long-term debt	18,500	36,562
Long-term deferred tax liability	12,658	12,658
Other long-term liabilities	5,716	5,992
Stockholders' equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	--	--
Common stock
$.001 par value, 75,000,000 shares authorized,
33,146,305 and 32,857,041 shares outstanding	33	33
Additional paid-in capital	95,852	90,980
Retained earnings	80,591	64,387
Accumulated other comprehensive income	--	35

Total stockholders' equity	176,476	155,435

	$239,719	$251,747

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2005	2004	2005	2004
Revenues	$75,337	$57,122	$146,523	$108,200
Cost of services	48,132	37,020	94,103	71,164

Gross margin	27,205	20,102	52,420	37,036
Selling, general & administrative expenses	7,287	6,022	13,460	11,164
Depreciation and amortization	5,493	4,429	10,955	8,570
Interest	472	890	1,114	1,834

Income before income taxes	13,953	8,761	26,891	15,468
Income tax expense	5,512	3,437	10,687	6,187

Net income	$8,441	$5,324	$16,204	$9,281

Basic income per share:	$0.26	$0.17	$0.49	$0.29

Diluted income per share:	$0.24	$0.15	$0.46	$0.27

Weighted average common shares
and equivalents:
Basic	33,073	32,039	32,997	31,915
Diluted	35,490	34,746	35,390	34,507

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended February 28, 2005

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, August 31, 2004	$--	$33	$90,980	$64,387	$35	$155,435
Net income	--	--	--	16,204	--	16,204
Termination of interest rate swap	--	--	--	--	(35)	(35)
Total comprehensive income						16,169
Exercise of stock options and other	--	--	1,994	--	--	1,994
Tax benefit of option exercises	--	--	2,878	--	--	2,878

Balance, February 28, 2005	$--	$33	$95,852	$80,591	$--	$176,476

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28/29,
	2005	2004
Cash flows from operating activities:
Net income	$16,204	$9,281
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	10,955	8,570
Amortization of deferred loan costs	272	384
Tax benefit of stock option exercises	2,878	3,781
Increase in accounts receivable, net	(7,073)	(11,574)
Increase in other current assets	(2,490)	(232)
(Decrease) increase in accounts payable	(5,343)	294
Increase (decrease) in accrued salaries and benefits	5,741	(6,179)
(Decrease) increase in other current liabilities	(3,719)	2,947
Other	1,343	1,488
Decrease in other assets	319	170
Payments of other long-term liabilities	(650)	(300)

Net cash flows provided by operating activities	18,437	8,630

Cash flows from investing activities:
Acquisition of property and equipment	(5,035)	(8,538)
Business acquisitions, net of cash acquired	1,176	(60,223)
Proceeds from sale of investments	2,000	--
Purchases of investments	(2,000)	--

Net cash flows used in investing activities	(3,859)	(68,761)

Cash flows from financing activities:
Increase in restricted cash	(1,930)	--
Proceeds from issuance of long-term debt	48,000	60,000
Deferred loan costs	(730)	(2,315)
Payments of long-term debt	(78,150)	(6,214)
Exercise of stock options	1,601	1,964

Net cash flows (used in) provided by financing activities	(31,209)	53,435

Net decrease in cash and cash equivalents	(16,631)	(6,696)
Cash and cash equivalents, beginning of period	45,147	34,846

Cash and cash equivalents, end of period	$28,516	$28,150

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

        The accompanying consolidated financial statements of American Healthways, Inc. and its wholly-owned subsidiaries for the six months ended February 28, 2005 and February 29, 2004 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

         Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all companies to measure and recognize compensation cost for all share-based payments (including employee stock options) at fair value. The Statement is effective for interim or annual periods beginning after June 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2005 using the modified prospective method.

        We do not yet know the full impact on results of operations of adopting SFAS No. 123(R) because it will partially depend on levels of share-based payments granted in the future. However, we have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the three and six months ended February 28, 2005 and February 29, 2004 in Note 6, which includes all share-based payment transactions to date.

        SFAS No. 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow, as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $2.9 million and $3.8 million of such amounts in cash flow from operating activities for the six months ended February 28, 2005 and February 29, 2004, respectively.

(4) Restricted Cash

        Restricted cash represents funds held in escrow in connection with contractual requirements (see Note 10).

(5) Investments

        Investments consist of auction rate securities and floating rate investments. Auction rate securities have legal maturities that typically are at least twenty years, but have their interest rates reset approximately every 7-35 days under an auction system. Because liquidity in these instruments is provided from third parties (the buyers and sellers in the auction) and not the issuer, auctions may fail. In those cases, the auction rate securities remain outstanding, with their interest rate set at the maximum rate which is established in the Official Statement of each security. Despite the fact that auctions rarely fail, the only time the issuer must redeem an auction rate security for cash is at its maturity. Because auction rate securities are frequently re-priced, they trade in the market like short-term investments.

        These investments are carried at fair value (which approximates cost), and are classified as current assets because they are available for sale and are generally available to support our current operations. Auction rate securities and floating rate investments of $7.0 million were reclassified from cash in the prior year financial statements to conform to the current year presentation.

(6) Stock-Based Compensation

        We account for stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We have adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”

        For the six months ended February 28, 2005 and February 29, 2004, we recorded compensation expense under APB No. 25 of approximately $0.3 million and $0.5 million, respectively. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options issued to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We recognize compensation expense related to fixed award stock options on a straight-line basis over the vesting period.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2005	2004	2005	2004
(In $000s, except per share data)
Net income, as reported	$8,441	$5,324	$16,204	$9,281
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	89	329	178	329
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,597)	(1,370)	(3,228)	(2,531)

Pro forma net income	$6,933	$4,283	$13,154	$7,079

Earnings per share:
Basic - as reported	$0.26	$0.17	$0.49	$0.29
Basic - pro forma	$0.21	$0.13	$0.40	$0.22

Diluted - as reported	$0.24	$0.15	$0.46	$0.27
Diluted - pro forma	$0.20	$0.12	$0.37	$0.21

(7) Business Acquisitions

        On September 5, 2003, we acquired StatusOne Health Systems, Inc. (“StatusOne”), a provider of health management services for high-risk populations of health plans and integrated systems nationwide. We paid an aggregate purchase price for StatusOne of approximately $64.4 million, which was allocated to the related assets acquired and liabilities assumed based upon their respective fair values, as shown below.

(In $000s)
Fair value of current net tangible assets acquired	$1,683
Fair value of long-term net tangible liabilities assumed	(8,854)
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	47,959

Total purchase price	$64,432

        The change in the carrying amount of goodwill during the six months ended February 28, 2005 is shown below:

(In $000s)
Balance, August 31, 2004	$93,574
Purchase price adjustments	(1,176)

Balance, February 28, 2005	$92,398

The purchase price adjustments primarily relate to $1.3 million that we received from escrow during the first quarter of fiscal 2005 after the terms of the StatusOne escrow agreement were complete.

(8) Intangible and Other Assets

        Intangible assets subject to amortization at February 28, 2005 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
(In $000s)
Acquired technology	$10,163	$3,049	$7,114
Customer contracts	9,259	2,817	6,442
Other	200	10	190

Total	$19,622	$5,876	$13,746

        Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the six months ended February 28, 2005 and February 29, 2004 was $2.0 million and $2.2 million, respectively. Estimated amortization expense for the remainder of fiscal 2005 and the following four fiscal years thereafter is $2.0 million, $3.9 million, $3.9 million, $3.9 million, and $40,000, respectively. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

        Intangible assets not subject to amortization at February 28, 2005 consist of a trade name associated with the StatusOne acquisition of $4.3 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

        Other assets consist primarily of deferred loan costs net of accumulated amortization.

(9) Long-Term Debt

        On October 29, 2004, we amended our previous revolving credit and term loan agreement dated September 5, 2003 (the “Former Credit Agreement”) by entering into a First Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. Under the Amended Credit Agreement, we converted the outstanding $48.0 million term loan under the Former Credit Agreement to revolving debt. As of February 28, 2005, our available line of credit totaled $131.6 million.

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

        The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of February 28, 2005, we were in compliance with all of the covenant requirements of the Amended Credit Agreement.

        On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Former Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement, as described above, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

(10) Commitments and Contingencies

        In conjunction with contractual requirements under one contract that began on March 1, 2004, we have funded an escrow account in the amount of approximately $3.5 million. We were required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we do not perform at target levels.

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

        We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of this legal matter could have a material adverse effect on our consolidated results of operations and cash flows in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of this case which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case will not have a material effect on our liquidity or financial condition.

(11) Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in the amounts of certain items, including changes in the fair value of interest rate swap agreements, be shown in the financial statements. We display comprehensive income, which includes net income and net changes in the fair value of the interest rate swap agreement (see Note 9), in the consolidated statement of changes in stockholders’ equity. In September 2004, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000. Comprehensive income, net of income taxes, was $8.4 million and $16.2 million, respectively, for the three and six months ended February 28, 2005.

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

        Our integrated care enhancement product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, urinary incontinence, and high-risk population management. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

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

        As of February 28, 2005, the Company had contracts with 44 health plans to provide 138 disease management and care enhancement program services, and also had 48 contracts to provide its services at 66 hospitals.

        In December 2004, we were selected by the Centers for Medicare & Medicaid Services (“CMS”) to participate in two of nine pilots awarded under the Chronic Care Improvement Program (“CCIP”). In addition to directly operating one pilot to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia, we will serve 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. All the pilots are for diabetes and congestive heart failure disease management services and are operationally similar to American Healthways’ programs for commercial and Medicare + Choice health plan populations.

Highlights of Performance for the Six Months Ended February 28, 2005

•	Revenues increased 35% compared to the six months ended February 29, 2004.
•	Net income increased 75% compared to the six months ended February 29, 2004.
•	Actual lives under management at February 28, 2005 increased 41% from February 29, 2004, which included a 131% increase in self-insured employer actual lives under management to 488,000 at February 28, 2005 from 211,000 at February 29, 2004.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include:

•	our ability to sign and implement new contracts for disease management and care enhancement services;

•	our ability to finalize and execute agreements with CMS and/or a partner for disease management services under the CCIP, authorized by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”);

•	our ability to accurately forecast performance and the timing of revenue recognition under any potential agreement for disease management services under the CCIP and our other contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the timing and costs of implementation, and the effect, of regulations and interpretations relating to MMA;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under disease management and care enhancement contracts and reach mutual agreement with customers and/or CMS with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers and/or CMS to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	our ability to integrate acquired businesses or technologies into our business;

•	our ability to service our debt and make principal and interest payments as those payments become due;

•	our ability to develop new products and deliver outcomes on those products;

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our care enhancement initiatives or otherwise licensed or acquired by us, into our care enhancement platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our care enhancement strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health-care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services, in the health plans with which we have executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of our agreements with the health plans;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;

•	the impact of litigation involving us and/or our subsidiaries;

•	the impact of future state and federal health-care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	our ability to have our internal controls positively attested to by our independent auditors as required by Section 404 of the Sarbanes-Oxley Act of 2002;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Contract Terms

        We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business [e.g., Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage, Administrative Services Only (“ASO”)]. Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms.

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 14% of revenues recorded during the six months ended February 28, 2005 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

        Our hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located to enhance the quality of care to this population, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services. For the six months ended February 28, 2005, revenues from our 48 hospital contracts accounted for approximately 4% of total revenues.

Information Systems

        Disease management and care enhancement contracts require sophisticated management information systems to help us manage the care of large populations of health plan members with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after we implement our programs. We have developed and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet our information management needs for our disease management and care enhancement services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software and hardware and in our information technology staff.

Operating Contract Renewals

        Our contract revenues depend on the contractual terms we establish and maintain with health plans to provide disease management and care enhancement services to their members. Some contracts allow the health plan to terminate early under certain conditions. Of the eight health plan contracts scheduled to expire in fiscal 2005, representing in the aggregate approximately 10% of revenues for the six months ended February 28, 2005, one contract, comprising approximately 1% of such revenues, was renewed and expanded, and one contract, representing less than 1% of such revenues, was renewed. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

        Approximately 38% and 39% of our revenues for the three and six months ended February 28, 2005, respectively, were derived from two customers that each comprised more than 10% of our revenues for the period. The loss of either of these customers or any other large health plan customer or a reduction in the profitability of any contract with these customers would have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

        We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” The number of actual lives under management and annualized revenue in backlog are shown below at February 28, 2005 and February 29, 2004.

At February 28/29,	2005	2004
Actual lives under management	1,487,000	1,054,000
Annualized revenue in backlog (in $000s)	$14,360	$18,833

Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at February 28, 2005 for which we have not yet begun providing services.

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

        As a result, historically, actual lives under management for existing contracts have decreased between 6% and 8% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in our second fiscal quarter.

        We have seen increasing demand for our care enhancement and disease management services from health plans’ ASO customers. These customers are typically self-insured employers for which our health plan customers do not assume medical cost risk but provide primarily administrative claims and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, when appropriate.

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

        We anticipate that we will incur significant costs during the remainder of fiscal 2005 to enhance and expand our clinical programs and data and financial reporting systems, enhance our information technology support, continue to integrate our StatusOne information systems, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock and/or cash.

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

Revenue Recognition

        We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., PPO, HMO, Medicare Advantage, ASO). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms.

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 14% of revenues recorded during the six months ended February 28, 2005 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

        If data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account “contract billings in excess of earned revenue.” If we do not meet performance levels by the end of the contract year, we are contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

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

Results of Operations

        The following table shows the components of the statements of operations for the three and six months ended February 28, 2005 and February 29, 2004 expressed as a percentage of revenues.

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	63.9%	64.8%	64.2%	65.8%

Gross margin	36.1%	35.2%	35.8%	34.2%
Selling, general and administrative expenses	9.7%	10.5%	9.2%	10.3%
Depreciation and amortization	7.3%	7.8%	7.5%	7.9%
Interest expense	0.6%	1.6%	0.7%	1.7%

Income before income taxes	18.5%	15.3%	18.4%	14.3%
Income tax expense	7.3%	6.0%	7.3%	5.7%

Net income	11.2%	9.3%	11.1%	8.6%

Revenues

        Revenues for the three and six months ended February 28, 2005 increased 31.9% and 35.4%, respectively, compared to the same periods in fiscal 2004, primarily due to the following:

•	an increase in the self-insured employer actual lives under management from 211,000 at February 29, 2004 to 488,000 at February 28, 2005;
•	existing health plan customers adding 11 new programs since February 29, 2004; and
•	the commencement of nine new health plan contracts since February 29, 2004.

        We anticipate that total revenues for the remainder of fiscal 2005 will increase over fiscal 2004 revenues primarily due to the expansion of existing contracts, increasing demand for our care enhancement services from self-insured employers who contract with our health plan customers, and anticipated new health plan contracts. We anticipate that this increase will be partially offset by a decline in the level of contract performance incentive bonus revenues from the $2.5 million recorded in fiscal 2004 as we have restructured existing contracts in the last two fiscal years to eliminate incentive bonus opportunities in return for lower performance-based fee risk, longer contract terms, and more programs.

        Anticipated revenues for the remainder of fiscal 2005 do not include revenues related to implementing and/or operating the CCIP awards as we cannot yet determine whether we will successfully finalize and execute agreements with CMS and/or a partner in connection with these awards.

Cost of Services

        Cost of services as a percentage of revenues for the three and six months ended February 28, 2005 decreased to 63.9% and 64.2%, respectively, compared to 64.8% and 65.8% for the same periods in fiscal 2004, primarily as a result of the following:

•	initial operating costs related to the opening of two new care enhancement centers in January 2004 and March 2004; and
•	increased capacity utilization, economies of scale, and productivity enhancements during the three and six months ended February 28, 2005 compared to the same periods in fiscal 2004.

The above decreases were partially offset by an increase in the employee bonus accrual during the three and six months ended February 28, 2005 compared to the three and six months ended February 29, 2004.

        We anticipate that cost of services for the remainder of fiscal 2005 will increase over fiscal 2004 primarily as a result of increased operating staff required for expected increases in demand for our services, increased indirect staff costs associated with the continuing development and implementation of our care enhancement services, and increases in information technology and other support staff and costs. Anticipated cost of services for the remainder of fiscal 2005 do not include costs related to finalizing, implementing and/or operating the CCIP awards as we cannot yet determine whether we will successfully finalize and execute agreements with CMS and/or a partner in connection with these awards.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of revenues for the three and six months ended February 28, 2005 decreased to 9.7% and 9.2%, respectively, compared to 10.5% and 10.3% for the same periods in fiscal 2004, primarily due to:

•	our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations; and
•	a decrease in stock-based compensation expense resulting from the grant, subject to stockholder approval, of stock options to two new directors of the Company in June 2003. Such approval was obtained at the Annual Meeting of Stockholders in January 2004, at which time the options were issued.

These decreases were partially offset by an increase in the employee bonus accrual and increased expenses related to securing and preparing for CCIP awards during the three and six months ended February 28, 2005 compared to the three and six months ended February 29, 2004.

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

Depreciation and Amortization

        Depreciation and amortization expense for the three and six months ended February 28, 2005 increased 24.0% and 27.8%, respectively, over the same periods in fiscal 2004 primarily due to increased depreciation and amortization expense associated with equipment, software development, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, open one new care enhancement center, and expand our corporate office and calling capacity at existing care enhancement centers since February 29, 2004.

        We anticipate that depreciation and amortization expense for the remainder of fiscal 2005 will increase over fiscal 2004 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

        Interest expense for the three and six months ended February 28, 2005 decreased 47.0% and 39.3%, respectively, compared to the three and six months ended February 29, 2004. The decrease in interest expense is primarily attributable to a reduction in our long-term debt balance resulting from a $30.0 million repayment of revolving debt since October 29, 2004, as well as lower interest rates under the Amended Credit Agreement compared to the Former Credit Agreement (described more fully in “-Liquidity and Capital Resources” below).

        We anticipate that interest expense for the remainder of fiscal 2005 will decrease over fiscal 2004 primarily as a result of a lower long-term debt balance.

Income Tax Expense

        Our effective tax rate changed to 39.5% and 39.7% for the three and six months ended February 28, 2005, respectively, compared to 39.2% and 40.0% for the three and six months ended February 29, 2004, respectively, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

        Operating activities for the six months ended February 28, 2005 generated cash of $18.4 million compared to $8.6 million for the six months ended February 29, 2004. The increase in operating cash flow of $9.8 million resulted primarily from the following:

•	an increase in net income;
•	the total amount of employee bonuses and the timing of the related payments; and
•	a decrease in days in accounts receivable to 49 days at February 28, 2005 from 61 days at February 29, 2004.

These increases to cash flow from operations were partially offset by an estimated federal income tax payment of $6.8 million in the second quarter of fiscal 2005.

        Investing activities during the six months ended February 28, 2005 used $3.9 million in cash, which primarily consisted of investments in property and equipment of $5.0 million. This amount was partially offset by the return to the Company of $1.3 million that was previously held in escrow in connection with the StatusOne acquisition. The purchase of property and equipment was primarily associated with enhancements in our information technology capabilities.

        Financing activities for the six months ended February 28, 2005 used $31.2 million in cash primarily due to net payments on long-term debt of $30.2 million, deferred loan costs related to the Amended Credit Agreement of $0.7 million, and funding of an escrow account of $1.9 million in conjunction with contractual requirements under one contract. These uses of cash were slightly offset by proceeds from the exercise of stock options.

        On October 29, 2004, we amended our Former Credit Agreement dated September 5, 2003 by entering into the Amended Credit Agreement. The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. Under the Amended Credit Agreement on October 29, 2004, we converted the outstanding $48.0 million term loan under the Former Credit Agreement to revolving debt. As of February 28, 2005, our available line of credit totaled $131.6 million.

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

        The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of February 28, 2005, we were in compliance with all of the covenant requirements of the Amended Credit Agreement.

        On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement, as described above, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

        As of February 28, 2005, there was one letter of credit outstanding under the Amended Credit Agreement for $0.4 million to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract. We have never had a draw under an outstanding letter of credit.

        In conjunction with contractual requirements under one contract that began on March 1, 2004, we have funded an escrow account in the amount of approximately $3.5 million. We were required to deposit into the escrow account a percentage of all fees received from this customer during the first year of the contract to be used to repay fees under the contract in the event we do not perform at established target levels.

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

        In addition, if contract development accelerates or acquisition opportunities arise that would expand our operations, we may need to issue additional debt or equity to provide the funding for these growth opportunities. We may also issue equity in connection with future acquisitions or strategic alliances. We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Contractual Obligations

        The following schedule summarizes our contractual cash obligations at February 28, 2005.

	Twelve Months Ended February 28,
(In $000s)	2006	2007 – 2008	2009 – 2010	2011 and After	Total
Long-term debt (1)	$ 155	$ 361	$18,139	$ --	$18,655
Deferred compensation
plan payments	1,460	1,503	641	2,319	5,923
Operating lease obligations	5,555	10,260	6,870	7,811	30,496
Other contractual cash
obligations (2)	525	700	--	--	1,225

Total contractual cash
obligations	$7,695	$12,824	$25,650	$10,130	$56,299

(1) Long-term debt consists of payments due under the Amended Credit Agreement and capital lease obligations, including the current portion, and excludes future cash obligations for interest associated with our outstanding indebtedness.
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

         Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all companies to measure and recognize compensation cost for all share-based payments (including employee stock options) at fair value. The Statement is effective for interim or annual periods beginning after June 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2005 using the modified prospective method.

        We do not yet know the full impact on results of operations of adopting SFAS No. 123(R) because it will partially depend on levels of share-based payments granted in the future. However, we have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the three and six months ended February 28, 2005 and February 29, 2004 in Note 6 to the consolidated financial statements, which includes all share-based payment transactions to date.

        SFAS No. 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow, as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $2.9 million and $3.8 million of such amounts in cash flow from operating activities for the six months ended February 28, 2005 and the six months ended February 29, 2004, respectively.

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

        A one-point interest rate change on the variable rate debt outstanding at February 28, 2005 would have resulted in interest expense fluctuating approximately $0.1 million for the six months ended February 28, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)] as of February 28, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

        We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of this legal matter could have a material adverse effect on our consolidated results of operations and cash flows in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of this case which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case will not have a material effect on our liquidity or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Not Applicable.

Item 3. Defaults Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a)     The Annual Meeting of Stockholders of American Healthways, Inc. was held on January 20, 2005.

        (c)     The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Thomas G. Cigarran, Dr. C. Warren Neel, and John W. Ballantine as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Against	Withheld
Thomas G. Cigarran	22,600,403	--	1,391,529

Dr. C. Warren Neel	22,312,886	--	1,679,046

John W. Ballantine	22,202,289	--	1,789,643

(ii)	Approval to amend the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) to increase the number of shares of the Company’s common stock available for issuance under the 1996 Plan by 1,300,000 shares. The voting results of the above-mentioned amendment were as follows:

For	Against	Withheld	Broker Non Vote
15,314,740	4,172,012	18,787	4,486,393

(iii)	Approval to amend the 1996 Plan to provide for performance awards under the 1996 Plan which are payable in cash or shares of common stock and are based solely upon the attainment of performance targets related to one or more performance goals. The voting results were as follows:

For	Against	Withheld	Broker Non Vote
17,868,849	1,608,320	28,371	4,486,392

Item 5. Other Information.

        Not Applicable.

Item 6. Exhibits.

        (a) Exhibits

10.1	Summary of Named Executive Officer Compensation
10.2	Summary of 2005 Incentive Bonus Plan
10.3	Fiscal Year 2005 Bonus Criteria Under Capital Accumulation Plan
11	Earnings Per Share Reconciliation
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer
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

American Healthways, Inc. (Registrant)
Date April 8, 2005	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date April 8, 2005	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)