Form 10-Q
period 2005-05-31
AMERICAN HEALTHWAYS INC
filed 2005-07-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2005

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

Yes [X]     No [  ]

As of July 5, 2005 there were outstanding 33,766,359 shares of the Registrant’s Common Stock, par value $.001 per share.

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

Part II
   Item 1. Legal Proceedings
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
   Item 3. Defaults Upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits

SIGNATURES

Ex-11      Earnings Per Share Reconciliation
Ex-31.1   Section 302 CEO Certification
Ex-31.2   Section 302 CFO Certification
Ex-32 Section 906 CEO and CFO Certification

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	May 31, 2005	August 31, 2004
Current assets:
Cash and cash equivalents	$40,640	$45,147
Restricted cash	3,789	1,524
Investments	2,990	7,040
Accounts receivable, net
Billed	38,114	33,235
Unbilled	457	866
Other current assets	6,282	6,502
Income taxes receivable	3,570	--
Deferred tax asset	2,568	2,248

Total current assets	98,410	96,562
Property and equipment:
Leasehold improvements	11,289	10,067
Computer equipment and related software	59,538	53,379
Furniture and office equipment	15,265	14,514

	86,092	77,960
Less accumulated depreciation	(50,573)	(36,957)

	35,519	41,003
Other assets	2,319	2,456
Intangible assets, net	17,104	19,854
Goodwill, net	92,398	93,574

	$245,750	$253,449

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31, 2005	August 31, 2004
Current liabilities:
Accounts payable	$6,401	$10,343
Accrued salaries and benefits	14,212	4,616
Accrued liabilities	4,362	4,688
Contract billings in excess of earned revenue	7,415	4,898
Income taxes payable	--	3,294
Current portion of long-term debt	159	12,243
Current portion of long-term liabilities	1,949	1,018

Total current liabilities	34,498	41,100
Long-term debt	458	36,562
Long-term deferred tax liability	9,254	12,658
Other long-term liabilities	8,720	7,694
Stockholders' equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	--	--
Common stock
$.001 par value, 75,000,000 shares authorized,
33,589,282 and 32,857,041 shares outstanding	34	33
Additional paid-in capital	103,659	90,980
Retained earnings	89,127	64,387
Accumulated other comprehensive income	--	35

Total stockholders' equity	192,820	155,435

	$245,750	$253,449

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Revenues	$78,357	$65,354	$224,880	$173,555
Cost of services	50,931	41,413	145,035	112,577

Gross margin	27,426	23,941	79,845	60,978
Selling, general and administrative expenses	7,136	5,842	20,596	17,006
Depreciation and amortization	5,890	4,784	16,845	13,354
Interest	289	841	1,402	2,676

Income before income taxes	14,111	12,474	41,002	27,942
Income tax expense	5,575	4,990	16,262	11,177

Net income	$8,536	$7,484	$24,740	$16,765

Basic income per share:	$0.26	$0.23	$0.75	$0.52

Diluted income per share:	$0.24	$0.22	$0.70	$0.48

Weighted average common shares
and equivalents:
Basic	33,221	32,442	33,072	32,094
Diluted	35,702	34,803	35,503	34,607

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2005

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, August 31, 2004	$--	$33	$90,980	$64,387	$35	$155,435
Net income	--	--	--	24,740	--	24,740
Termination of interest rate swap	--	--	--	--	(35)	(35)
Total comprehensive income						24,705
Exercise of stock options and other	--	1	3,908	--	--	3,909
Tax benefit of option exercises	--	--	8,771	--	--	8,771

Balance, May 31, 2005	$--	$34	$103,659	$89,127	$--	$192,820

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2005	2004
Cash flows from operating activities:
Net income	$24,740	$16,765
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	16,845	13,354
Amortization of deferred loan costs	380	576
Tax benefit of stock option exercises	8,771	8,159
Increase in accounts receivable, net	(4,470)	(2,595)
Increase in other current assets	(3,092)	(1,696)
(Decrease) increase in accounts payable	(3,942)	394
Increase (decrease) in accrued salaries and benefits	9,596	(5,261)
(Decrease) increase in other current liabilities	(1,103)	1,987
Deferred income taxes	(3,701)	9
Other	1,815	1,994
Decrease in other assets	487	204
Payments of other long-term liabilities	(650)	(300)

Net cash flows provided by operating activities	45,676	33,590

Cash flows from investing activities:
Acquisition of property and equipment	(7,595)	(15,734)
Purchases of investments	(2,000)	(2,000)
Proceeds on sale of investments	6,050	55
Business acquisitions, net of cash acquired	1,176	(60,223)

Net cash flows used in investing activities	(2,369)	(77,902)

Cash flows from financing activities:
Increase in restricted cash	(2,265)	(585)
Proceeds from issuance of long-term debt	48,000	60,000
Deferred loan costs	(730)	(2,315)
Payments of long-term debt	(96,188)	(9,329)
Exercise of stock options	3,369	3,090

Net cash flows (used in) provided by financing activities	(47,814)	50,861

Net (decrease) increase in cash and cash equivalents	(4,507)	6,549
Cash and cash equivalents, beginning of period	45,147	34,846

Cash and cash equivalents, end of period	$40,640	$41,395

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

        The accompanying consolidated financial statements of American Healthways, Inc. and its wholly-owned subsidiaries for the nine months ended May 31, 2005 and May 31, 2004 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

(2) Segment Disclosures

        Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on a management approach to defining operating segments. Through November 2003, we distinguished operating and reportable segments based upon the types of customers, hospitals or health plans, that contract for our services. In order to improve operational efficiency, in December 2003 we merged our operations into a single operating segment for purposes of presenting financial information and evaluating performance.

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

      Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods:

        A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

        A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We plan to adopt Statement 123(R) on September 1, 2005 using the modified prospective method.

        As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We cannot predict the impact of adopting Statement 123(R) at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to our consolidated financial statements.

        Statement 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow, as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $8.8 million and $8.2 million of such amounts in cash flow from operating activities for the nine months ended May 31, 2005 and May 31, 2004, respectively.

(4) Restricted Cash

        Restricted cash represents funds held in escrow in connection with contractual requirements (see Note 10).

(5) Investments

        Investments at August 31, 2004 consist of auction rate securities and floating rate investments. Investments at May 31, 2005 consist of floating rate investments only. Auction rate securities and floating rate investments have stated maturities that typically are at least twenty years, but have their interest rates reset approximately every 7-35 days.

        These investments are carried at fair value (which approximates cost), and are classified as current assets because they are available for sale and are generally available to support our current operations. Auction rate securities and floating rate investments of $7.0 million were reclassified from cash in the prior year financial statements to conform to the current year presentation.

(6) Stock-Based Compensation

        We account for stock options issued to employees and outside directors pursuant to APB No. 25. We have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”

        For the nine months ended May 31, 2005 and May 31, 2004, we recorded compensation expense under APB No. 25 of approximately $0.4 million and $0.7 million, respectively. This expense resulted primarily from a grant, which was subject to stockholder approval, of stock options issued to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We recognize compensation expense related to fixed award stock options on a straight-line basis over the vesting period.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
(In $000s, except per share data)
Net income, as reported	$8,536	$7,484	$24,740	$16,765
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	89	90	266	419
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,665)	(1,339)	(4,919)	(3,876)

Pro forma net income	$6,960	$6,235	$20,087	$13,308

Earnings per share:
Basic - as reported	$0.26	$0.23	$0.75	$0.52
Basic - pro forma	$0.21	$0.19	$0.61	$0.41

Diluted - as reported	$0.24	$0.22	$0.70	$0.48
Diluted - pro forma	$0.19	$0.18	$0.57	$0.38

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

(In $000s)
Fair value of current net tangible assets acquired	$1,683
Fair value of long-term net tangible liabilities assumed	(8,854)
Intangible assets:
Acquired technology	10,163
Customer contracts	9,137
Trade name	4,344
Goodwill	47,959

Total purchase price	$64,432

        The change in the carrying amount of goodwill during the nine months ended May 31, 2005 is shown below:

(In $000s)
Balance, August 31, 2004	$93,574
Purchase price adjustments	(1,176)

Balance, May 31, 2005	$92,398

The purchase price adjustments primarily relate to $1.3 million that we received from escrow during the first quarter of fiscal 2005 after the termination of the StatusOne escrow agreement.

(8) Intangible and Other Assets

        Intangible assets subject to amortization at May 31, 2005 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
(In $000s)
Acquired technology	$10,163	$3,557	$6,606
Customer contracts	9,248	3,274	5,974
Other	200	20	180

Total	$19,611	$6,851	$12,760

        Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the nine months ended May 31, 2005 and May 31, 2004 was $2.9 million and $3.2 million, respectively. Estimated amortization expense for the remainder of fiscal 2005 and the following four fiscal years thereafter is $1.0 million, $3.9 million, $3.9 million, $3.9 million, and $40,000, respectively. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

        Intangible assets not subject to amortization at May 31, 2005 consist of a trade name associated with the StatusOne acquisition of $4.3 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

        Other assets consist primarily of deferred loan costs net of accumulated amortization.

(9) Long-Term Debt

        On October 29, 2004, we amended our previous revolving credit and term loan agreement dated September 5, 2003 (the “Former Credit Agreement”) by entering into a First Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. Under the Amended Credit Agreement, we converted the outstanding $48.0 million term loan under the Former Credit Agreement to revolving debt. As of May 31, 2005, our available line of credit totaled $149.2 million.

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

        The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Amended Credit Agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2005, we were in compliance with all of the covenant requirements of the Amended Credit Agreement.

        On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Former Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement, as described above, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

(10) Commitments and Contingencies

        In conjunction with contractual requirements under one contract that began on March 1, 2004, we have funded an escrow account in the amount of approximately $3.8 million. We were required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we do not perform at target levels.

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

(11) Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income,” requires that changes in the amounts of certain items, including changes in the fair value of interest rate swap agreements, be shown in the financial statements. We display comprehensive income, which includes net income and net changes in the fair value of the interest rate swap agreement (see Note 9), in the consolidated statement of changes in stockholders’ equity. In September 2004, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000. Comprehensive income, net of income taxes, was $8.5 million and $24.7 million, respectively, for the three and nine months ended May 31, 2005.

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

        Our programs are designed to help people lead healthier lives by making sure they understand and follow doctors’ orders, including medication compliance, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves to exercise more, lose weight, quit smoking or otherwise improve their current health status.

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

        As of May 31, 2005, the Company had contracts with 46 health plans to provide 154 disease management and care enhancement program services, and also had 47 contracts to provide its services at 65 hospitals.

        In December 2004, we were selected by the Centers for Medicare & Medicaid Services (“CMS”) to participate in two of nine pilots awarded under Medicare Health Support (“MHS”, formerly Chronic Care Improvement Program). In addition to directly operating one pilot to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia, we will serve 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. Both of the pilots are for diabetes and congestive heart failure disease management services and are operationally similar to American Healthways’ programs for commercial and Medicare Advantage health plan populations.

Highlights of Performance for the Nine Months Ended May 31, 2005

•	Revenues increased 30% compared to the nine months ended May 31, 2004.
•	Net income increased 48% compared to the nine months ended May 31, 2004.
•	Actual lives under management at May 31, 2005 increased 35% from May 31, 2004, which included a 78% increase in self-insured employer actual lives under management to 562,000 at May 31, 2005 from 315,000 at May 31, 2004.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan”, or “continue”. In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include, but are not limited to,:

•	our ability to sign and implement new contracts for disease management and care enhancement services;

•	our ability to execute agreements with CMS and/or a partner for disease management services under MHS, authorized by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”);

•	our ability to accurately forecast performance and the timing of revenue recognition under any potential agreement for disease management services under the terms of our health plan contracts and/or our cooperative agreement with CMS ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the timing and costs of implementation, and the effect, of regulations and interpretations relating to MMA;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under disease management and care enhancement contracts and reach mutual agreement with customers and/or CMS with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers and/or CMS to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	our ability to integrate acquired businesses or technologies into our business;

•	our ability to develop new products and deliver outcomes on those products;

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our care enhancement initiatives or otherwise licensed or acquired by us, into our care enhancement platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our care enhancement strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health-care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services, in the health plans with which we have executed a disease management contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of our agreements with the health plans;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;

•	the impact of litigation involving us and/or our subsidiaries;

•	the impact of future state and federal health-care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	our ability to have our internal controls positively attested to by our independent auditors as required by Section 404 of the Sarbanes-Oxley Act of 2002;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in our other filings with the Securities and Exchange Commission.

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

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 12% of revenues recorded during the nine months ended May 31, 2005 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

        Our hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located to enhance the quality of care to this population, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services. For the nine months ended May 31, 2005, revenues from our 47 hospital contracts accounted for approximately 4% of total revenues.

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

Operating Contract Renewals

        Our contract revenues depend on the contractual terms we establish and maintain with health plans to provide disease management and care enhancement services to their members. Some contracts allow the health plan to terminate early under certain conditions. Of the eight health plan contracts scheduled to expire in fiscal 2005, representing in the aggregate approximately 9% of revenues for the nine months ended May 31, 2005, one contract, comprising approximately 1% of such revenues, was renewed and expanded, and four contracts, representing approximately 5% of such revenues, were renewed. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

        Approximately 40% and 39% of our revenues for the three and nine months ended May 31, 2005, respectively, were derived from two customers that each comprised more than 10% of our revenues for the period. The loss of either of these customers or any other large health plan customer or a reduction in the profitability of any contract with these customers would have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

        We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” The number of actual lives under management and annualized revenue in backlog are shown below at May 31, 2005 and May 31, 2004.

At May 31,	2005	2004
Actual lives under management	1,633,000	1,211,000
Annualized revenue in backlog (in $000s)	$45,191	$13,507

Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at May 31, 2005 for which we have not yet begun providing services.

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

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 12% of revenues recorded during the nine months ended May 31, 2005 were performance-based and are subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

        If data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees as revenues but instead record them in a current liability account “contract billings in excess of earned revenue.” If we do not meet performance levels by the end of the contract year, we are contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves.

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

Impairment of Intangible Assets and Goodwill

        In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Results of Operations

        The following table shows the components of the statements of operations for the three and nine months ended May 31, 2005 and May 31, 2004 expressed as a percentage of revenues.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	65.0%	63.4%	64.5%	64.9%

Gross margin	35.0%	36.6%	35.5%	35.1%
Selling, general and administrative expenses	9.1%	8.9%	9.2%	9.8%
Depreciation and amortization	7.5%	7.3%	7.5%	7.7%
Interest expense	0.4%	1.3%	0.6%	1.5%

Income before income taxes	18.0%	19.1%	18.2%	16.1%
Income tax expense	7.1%	7.6%	7.2%	6.4%

Net income	10.9%	11.5%	11.0%	9.7%

Revenues

        Revenues for the three and nine months ended May 31, 2005 increased 19.9% and 29.6%, respectively, compared to the same periods in fiscal 2004, primarily due to the following:

•	an increase in the self-insured employer actual lives under management from 315,000 at May 31, 2004 to 562,000 at May 31, 2005;
•	existing health plan customers adding or expanding 14 programs since May 31, 2004; and
•	the commencement of seven new health plan contracts since May 31, 2004.

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

Cost of Services

        Cost of services as a percentage of revenues increased to 65.0% for the three months ended May 31, 2005 compared to 63.4% for the same period in fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $1.7 million for the three months ended May 31, 2004 compared to no contract performance incentive bonus revenues during the three months ended May 31, 2005, cost of services as a percentage of revenues would have decreased to 65.0% from 65.1% for the three months ended May 31, 2005 and 2004, respectively.

        Cost of services as a percentage of revenues decreased to 64.5% for the nine months ended May 31, 2005 compared to 64.9% for the same period in fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $2.5 million for the nine months ended May 31, 2004 compared to no contract performance incentive bonus revenues during fiscal 2005, cost of services as a percentage of revenues would have decreased to 64.5% from 65.8% for the nine months ended May 31, 2005 and 2004, respectively.

        The decreases in cost of services as a percentage of revenues excluding the impact of contract performance incentive bonus revenues for the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004 are primarily due to initial operating costs related to the opening of two new care enhancement centers in January 2004 and March 2004 and increased capacity utilization, economies of scale, and productivity enhancements during the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004. These decreases were partially offset by an increase in the employee bonus accrual and increased expenses related to securing and preparing for MHS pilots during the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004.

        We anticipate that cost of services for the remainder of fiscal 2005 will increase over fiscal 2004 primarily as a result of finalizing, implementing and/or operating the MHS pilots, increased operating staff required for expected increases in demand for our services, increased indirect staff costs associated with the continuing development and implementation of our care enhancement services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of revenues increased to 9.1% for the three months ended May 31, 2005 compared to 8.9% for the same period in fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $1.7 million for the three months ended May 31, 2004 compared to no contract performance incentive bonus revenues during the three months ended May 31, 2005, selling, general and administrative expenses as a percentage of revenues would have decreased to 9.1% from 9.2% for the three months ended May 31, 2005 and 2004, respectively.

        Selling, general and administrative expenses as a percentage of revenues decreased to 9.2% for the nine months ended May 31, 2005 compared to 9.8% for the same period in fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $2.5 million for the nine months ended May 31, 2004 compared to no contract performance incentive bonus revenues during fiscal 2005, selling, general and administrative expenses as a percentage of revenues would have decreased to 9.2% from 9.9% for the nine months ended May 31, 2005 and 2004, respectively.

        The decreases in selling, general and administrative expenses as a percentage of revenues excluding the impact of contract performance incentive bonus revenues for the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004 are primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations. These decreases were partially offset by an increase in the employee bonus accrual and increased expenses related to securing and preparing for MHS pilots during the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004.

        We anticipate that selling, general and administrative expenses for the remainder of fiscal 2005 will increase over fiscal 2004 primarily due to finalizing, implementing and/or operating the MHS pilots, and increased indirect support costs for our existing and anticipated new and expanded health plan contracts.

Depreciation and Amortization

        Depreciation and amortization expense for the three and nine months ended May 31, 2005 increased 23.1% and 26.1%, respectively, over the same periods in fiscal 2004 primarily due to increased depreciation and amortization expense associated with equipment, software development, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities and expand our corporate office and calling capacity at existing care enhancement centers.

        We anticipate that depreciation and amortization expense for the remainder of fiscal 2005 will increase over fiscal 2004 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

        Interest expense for the three and nine months ended May 31, 2005 decreased 65.6% and 47.6%, respectively, compared to the three and nine months ended May 31, 2004. The decrease in interest expense is primarily attributable to a reduction in our long-term debt balance resulting from a $48.0 million repayment of revolving debt since October 29, 2004, as well as lower interest rates under the Amended Credit Agreement compared to the Former Credit Agreement (described more fully in “-Liquidity and Capital Resources” below).

        We anticipate that interest expense for the remainder of fiscal 2005 will decrease compared to fiscal 2004 primarily as a result of a lower balance of long-term debt.

Income Tax Expense

        Our effective tax rate changed to 39.5% and 39.7% for the three and nine months ended May 31, 2005, respectively, compared to 40.0% for the three and nine months ended May 31, 2004, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

        Operating activities for the nine months ended May 31, 2005 generated cash of $45.7 million compared to $33.6 million for the nine months ended May 31, 2004. The increase in operating cash flow of $12.1 million resulted primarily from an increase in net income and an increase in accrued employee bonuses, the payment of which generally occurs in the first quarter of the following fiscal year. These increases to cash flow from operations were partially offset by increased estimated income tax payments of $12.3 million for the nine months ended May 31, 2005 compared to the same period in fiscal 2004.

        Investing activities during the nine months ended May 31, 2005 used $2.4 million in cash, which primarily consisted of investments in property and equipment of $7.6 million. This amount was partially offset by the return to the Company of $1.3 million that was previously held in escrow in connection with the StatusOne acquisition and net proceeds from the purchase and sale of investments of $4.1 million. The purchase of property and equipment was primarily associated with enhancements in our information technology capabilities.

        Financing activities for the nine months ended May 31, 2005 used $47.8 million in cash primarily due to net payments on long-term debt of $48.2 million, deferred loan costs related to the Amended Credit Agreement of $0.7 million, and funding of an escrow account of $2.3 million in conjunction with contractual requirements under one contract. These uses of cash were slightly offset by proceeds from the exercise of stock options of $3.4 million.

        On October 29, 2004, we amended our Former Credit Agreement dated September 5, 2003 by entering into the Amended Credit Agreement. The Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. Under the Amended Credit Agreement on October 29, 2004, we converted the outstanding $48.0 million term loan under the Former Credit Agreement to revolving debt. As of May 31, 2005, our available line of credit totaled $149.2 million.

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

        The Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, minimum ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Amended Credit Agreement also prohibits the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2005, we were in compliance with all of the covenant requirements of the Amended Credit Agreement.

        On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement, as described above, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

        As of May 31, 2005, there were letters of credit outstanding under the Amended Credit Agreement totaling $0.8 million primarily to support our requirement to repay fees under two health plan contracts in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract. We have never had a draw under an outstanding letter of credit.

        In conjunction with contractual requirements under one contract that began on March 1, 2004, we have funded an escrow account in the amount of approximately $3.8 million. We were required to deposit into the escrow account a percentage of all fees received from this customer during the first year of the contract to be used to repay fees under the contract in the event we do not perform at established target levels.

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

Contractual Obligations

        The following schedule summarizes our contractual cash obligations at May 31, 2005.

	Twelve Months Ended May 31,
(In $000s)	2006	2007 – 2008	2009 – 2010	2011 and After	Total
Long-term debt (1)	$ 159	$ 370	$88	$ --	$617
Deferred compensation
plan payments	1,474	1,687	718	2,597	6,476
Operating lease obligations	6,210	10,665	6,912	7,067	30,854
Other contractual cash
obligations (2)	700	350	--	--	1,050

Total contractual cash
obligations	$8,543	$13,072	$7,718	$9,664	$38,997

(1) Long-term debt consists of payments due under capital lease obligations and excludes future cash obligations for interest associated with our outstanding indebtedness.
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

      Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods:

        A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

        A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We plan to adopt Statement 123(R) on September 1, 2005 using the modified prospective method.

        As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We cannot predict the impact of adopting Statement 123(R) at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to our consolidated financial statements.

        Statement 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow, as required under current accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $8.8 million and $8.2 million of such amounts in cash flow from operating activities for the nine months ended May 31, 2005 and May 31, 2004, respectively.

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

        A one-point interest rate change on the variable rate debt outstanding at May 31, 2005 would have resulted in interest expense fluctuating approximately $0.1 million for the nine months ended May 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)] as of May 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

American Healthways, Inc. (Registrant)
Date July 8, 2005	By	/s/ Mary A. Chaput Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date July 8, 2005	By	/s/ Alfred Lumsdaine Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)