Form 10-K
period 2005-08-31
AMERICAN HEALTHWAYS INC
filed 2005-11-14
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2005

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of February 28, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the registrant was approximately $1.1 billion based on the last sale price reported for such date on The NASDAQ National Market.

As of November 2, 2005, 34,082,035 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant was approximately $1,405,883,944.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 2006 are incorporated by reference into Part III of this Form 10-K.

2

American Healthways, Inc. Form 10-K Table of Contents

PART I.

Item 1. Business

                Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive health and care support programs and services, including disease management and care enhancement services to health plans, the Centers for Medicare & Medicaid Services (“CMS”), and hospitals in addition to wellness programs to health plans and employers, in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses designed to create and sustain healthier behaviors;

•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;

•	developing care support plans and motivating members to set attainable goals for themselves;

•	providing local market resources to address acute episode interventions; and

•	coordinating members’ care with local health-care providers.

                 Our integrated health and care support programs serve entire health plan populations through member and physician health and care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information. Our programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

                Our programs are designed to help people lead healthier lives by ensuring they understand and follow doctors’ orders, including medication compliance, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves to exercise more, lose weight, quit smoking or otherwise improve their current health status.

                 We believe that our patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, have demonstrated that they assist in providing more effective care for enrollee populations diagnosed with one or more diseases or conditions, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

                  Our integrated health and care support product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease (“COPD”), end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence, as well as high-risk population management. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

                The flexibility of our programs allows customers to enter the health and care support market at the level they deem appropriate for their organization. Customers may select a single or multiple chronic disease approach, a total-population approach, or a high-risk approach, in which people with more than one disease or condition receive the benefit of multiple programs at a single cost.

                In December 2004, we were selected by CMS to participate in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare

Modernization Act of 2003. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

Recent Acquisition

                On June 8, 2005, we acquired certain assets from Health IQ Diagnostics, LLC (“Health IQ”), a health support company that uses a proprietary model to provide enrollees of employer-sponsored health plans and their dependents with a personal health risk assessment and score as well as the information they need to maintain or improve their health status.

Customer Contracts

                We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business [e.g., Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage, Administrative Services Only (“ASO”)]. Contracts generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms. Some contracts allow the health plan to terminate early under certain conditions.

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

                Our hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located to enhance the quality of care to this population, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services. For the year ended August 31, 2005, revenues from our 46 hospital contracts accounted for approximately 3% of total revenues.

Information Systems

                Our contracts require sophisticated management information systems to help us manage the care of large populations of health plan members with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after we implement our programs. We have developed and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet our information management needs for our health and care support services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software and hardware and in our information technology staff.

Outcomes Verification Program

                In December 2001, we established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System (“Johns Hopkins”) to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, that we and other members of the health and care support industry produce. This program also provides for an annual outcomes summit as well as ongoing outcomes, policy, and program research with respect to health and care support.

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

                The Health Care Advisory Board of the Johns Hopkins Outcomes Verification Program approved our diabetes and cardiac care enhancement programs in May 2002, our COPD program in September 2002, and our asthma program in July 2003. In approving our programs, the Advisory Board conducted a comprehensive review of assessments and interventions; materials and content; patient identification and stratification algorithms; support tools; and medical guidelines contained in our diabetes, COPD, coronary artery disease and heart failure programs. The Advisory Board’s evaluations included extensive site visits to our corporate offices and one of our eight care enhancement centers. We were the first company in the health and care support industry to submit our outcomes-based care enhancement programs for independent review.

Actual Lives under Management

                We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” At August 31, 2005, we had contracts with 51 health plans to provide 169 disease management and care enhancement program services to their eligible members and also had 46 contracts to provide our services at 64 hospitals.

                Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at August 31, 2005 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at August 31, 2005, 2004 and 2003.

At August 31,	2005	2004	2003

Actual lives under management	1,883,000	1,335,000	852,000	(1)
Annualized revenue in backlog (in $000s)	$32,578	$15,200	$12,200

(1) Restated to include additional lives for the Company’s hospital-based diabetes program patients.

                We have seen increasing demand for our care health and care support services from health plans’ ASO customers. These customers are typically self-insured employers for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, as appropriate.

Business Strategy

                Our primary strategy is to develop new and to expand existing relationships with health plans and CMS to provide health and care support programs and services, including creating value for large self-insured employers. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and proprietary technologies to gain a competitive advantage in delivering our health and care support services.

                We expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care, and therefore significant cost savings, by addressing care and treatment requirements for these additional selected diseases and conditions, which will enable us to address a larger percentage of a health plan’s population and total health-care costs. In addition, we expect to continue developing proprietary, proactive health support for whole populations across the continuum of care, including next generation wellness solutions.

                We anticipate that we will incur significant costs during fiscal 2006 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock and/or cash.

Risk Factors

                In the execution of our business strategy, our operations and financial condition are subject to certain risks. The primary industry risks are described below, and you should take such risks into account in evaluating any investment decision involving our company. This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Other sections of this Annual Report on Form 10-K (“Form 10-K”) contain more detailed information concerning these and other risks. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 19.

We depend on payments from customers, and cost reduction pressure on these entities may adversely affect our business and results of operations.

                 The health-care industry in which we operate currently faces significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. We believe that these pressures will continue and possibly intensify.

                 We believe that our products are geared specifically to assist our customers in controlling the high costs associated with the treatment of chronic diseases; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause our customers to focus on contract restructurings that reduce the fees we receive for our services. These financial pressures could have a negative impact on our operations.

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

                We believe that federal regulations governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for health and care support purposes from a health plan customer; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Federal regulations governing the security of electronic individually-identifiable health information became mandatory for our customers in April 2005. We are contractually required to comply with certain aspects of these confidentiality and security regulations.

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

                Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers, such as the civil lawsuit filed against us in 1994 as discussed under Item 3 on page 13. We believe that our operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the United States government, or government enforcement agencies themselves, could pursue a claim against us under a new or differing interpretation of these statutes and regulations.

                In addition, expanding the health and care support industry to Medicare fee-for-service beneficiaries in the MHS pilots awarded under the Medicare Modernization Act of 2003 could lead to increased direct regulation of health and care support services. Further, our participation in the Chronic Care Improvement Program may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment. Also, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs.

The health and care support industry has a lengthy sales cycle for new contracts because it is a relatively new segment of the health-care industry.

                The rapidly growing health and care support industry is a relatively new segment of the overall health-care industry with many entrants marketing various services and products labeled as health and care support. Companies have used the generic label of health and care support to characterize a wide range of activities, from the sale of medical supplies and drugs to demand management services. Because the industry is somewhat new, health plan purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle for new health plan contracts. As the industry matures, the number of programs that health plans have been purchasing has generally expanded from one or two programs to three or more, while also typically increasing the terms from three years to five years. These changes result in a more sizable contract commitment that generally requires approval from the health plan’s CEO and often the health plan’s board of directors.

We currently derive a large percentage of our revenues from two customers. The loss of, or the restructuring of a contract with, one or more of these customers could have a material adverse effect on our business and results of operations.

                Because of the size of their membership and the number of programs purchased from us, we have a significant concentration of our revenues represented by contracts with two health plans - Blue Cross and Blue Shield of Minnesota and CIGNA HealthCare, Inc. - each of which comprised over 10% of revenues in fiscal 2005 and collectively accounted for 38% of revenues. Although we believe that the full-year impact of other contracts signed in 2005 and new contracts anticipated to be signed in 2006 will reduce this revenue concentration, our results of operations, cash flows, and financial condition could be negatively and materially impacted by the loss or restructuring of a contract with a single large customer.

                In fiscal 2004, these same two contracts each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 44% of our fiscal 2004 revenues. During fiscal 2003, we derived approximately 70% of our revenues from three contracts that each comprised more than 10% of our revenues for the period.

A failure of our information systems could adversely affect our business.

                The health and care support industry depends on effectively using information technology. We believe that our state-of-the-art electronic medical record and care enhancement center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding technology. In some cases, we may have to make systems investments before we generate revenues from contracts with new customers. In addition, these system requirements expose us to technology obsolescence risks.

Our inability to perform well under our contracted diseases or impact conditions programs could have a material adverse effect on our business and results of operations.

                Our growth strategy focuses on developing health and care support programs to address chronic diseases and medical conditions as well as the overall health of all enrollees of a health plan. While we have considerable experience in health and care support programs with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution.

We depend on the timely receipt of accurate data from our customers and our accurate analysis of such data.

                Identifying which health plan members are eligible to receive our services and measuring our performance under our contracts are highly dependent upon the timely receipt of accurate data from our health plan customers and our accurate analysis of such data. Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from our health plan customers or flawed analysis of such data, which could have a material adverse impact on our ability to recognize revenues.

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

Operating Contract Renewals

                Our contract revenues depend on the contractual terms we establish and maintain with health plans to provide health and care support services to their members. Some contracts allow the health plan to terminate early under certain conditions. Of the eight health plan contracts scheduled to expire in fiscal 2005, representing in aggregate approximately 9% of our revenues for fiscal 2005, two contracts, comprising approximately 4% of such revenues, were renewed and expanded, and six contracts, representing approximately 5% of such revenues, were renewed.

                During the fiscal year ending August 31, 2006, ten health plan customer contracts representing approximately 4% of revenues for fiscal 2005 are scheduled to expire under the terms of the contracts. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

Competition

                The health-care industry is highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing diabetes, cardiac and respiratory disease and other care management services to health plans or have announced an intention to offer such services. These entities include disease management companies, major pharmaceutical companies, health-care organizations, providers, pharmacy benefit management, and other entities that provide services to health plans and self-insured employers.

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

                Consolidation has been, and may continue to be, an important factor in all aspects of the health-care industry, including the health and care support sector. While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other health plans which already have or are not interested in health and care support programs.

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

                Changes in laws governing reimbursement under governmental programs such as Medicare and Medicaid may affect us. Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal health-care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements to most hospitals. These changes, future legislative initiatives or government regulation could adversely affect our operations or reduce the demand for our services.

                Federal privacy regulations issued pursuant to HIPAA extensively restrict the use and disclosure of individually-identifiable health information by certain entities. We are contractually required to comply with certain aspects of the regulations. Further, we are required to comply with any applicable state laws or regulations related to privacy that are more restrictive than the federal privacy laws. Beginning April 20, 2005, health plans, most health-care providers and certain other entities are required to comply with federal security regulations issued pursuant to HIPAA, which require the use of administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. We are contractually required to comply with certain aspects of the security regulations.

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

                Further, the health-care industry is highly regulated at the federal and state levels. For example, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Our participation in the Chronic Care Improvement Program being administered by CMS may subject us directly to various laws and regulations applicable to entities contracting to provide services to federal programs, including but not limited to provisions related to billing and reimbursement and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment.

                When a private party brings an action under the False Claims Act under the whistleblower provisions, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity can constitute “knowingly” submitting a claim. In some cases, whistleblowers or the federal government have taken the position that entities who allegedly have violated other statutes, such as the “fraud and abuse” provisions of the Social Security Act, have thereby submitted false claims under the False Claims Act. From time to time, participants in the health care industry, including our company, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions.

Insurance

                We maintain professional malpractice, directors and officers, errors and omissions, and general liability insurance for all of our locations and operations. While we believe our insurance coverage is adequate for our current operations, it might not be sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance has increased significantly. Such insurance might not continue to be available in adequate amounts or at a reasonable cost. We also maintain property and workers compensation insurance with commercial carriers for each of our locations; these policies contain relatively standard commercial terms and conditions.

Employees

                As of October 18, 2005, we had 1,762 full-time employees and 469 part-time employees in the following general classifications: 1,583 health-care professionals, including nurses, counselors and dietitians; 132 field-based management and administrative personnel; and 516 operations support and management personnel. Our employees are not subject to any collective bargaining agreements. We believe we have a good relationship with our employees.

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

Item 2.  Properties

                Our corporate offices located in Nashville, Tennessee contain approximately 126,000 square feet of office space, which we lease pursuant to agreements that expire in August 2007, September 2007 and May 2009. Our support and training offices for StatusOne Health Systems, LLC (“StatusOne”) located in San Diego, California, Aliso Viejo, California, and Westboro, Massachusetts, contain approximately 23,000 square feet of space in aggregate and have terms ranging from three to five years.

                As of August 31, 2005, we also leased office space for our eight care enhancement center locations in Phoenix, Arizona; Franklin, Tennessee; Pittsburgh, Pennsylvania; Kapolei, Hawaii; Eagan, Minnesota; St. Louis, Missouri; Columbia, Maryland; and Bellevue, Washington for an aggregate of approximately 220,000 square feet of space with initial terms of four to eleven years. All of our diabetes treatment centers are located in hospital space for which we pay no rent.

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

                We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of this legal matter could have a material adverse effect on our consolidated results of operations and cash flows in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with our defense of this case which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case will not have a material effect on our liquidity or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

                The following table sets forth certain information regarding our executive officers as of August 31, 2005. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Thomas G. Cigarran	63	Chairman of the Company since September 1988, a director since 1981, President September 1981 until June 2001, Chief Executive Officer September 1988 until September 2003. Chairman of AmSurg Corp.

Ben R. Leedle, Jr.	44	Chief Executive Officer and director of the Company since September 2003, President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	55	Executive Vice President, Chief Financial Officer and Secretary of the Company since October 2001. Co-founder and Chief Financial Officer of Paragon Ventures Group, Inc. from November 1998 until October 2001. Vice President and Chief Financial Officer of ClinTrials Research, Inc. from December 1996 until November 1998.

Mary D. Hunter	60	Executive Vice President of the Company since 2001. Chief Operating Officer of the Hospital Group from 2001 until July 2003. Senior Vice President from 1994 until 2001.

Matthew E. Kelliher	50	Executive Vice President, International Business, of the Company since September 2004. Executive Vice President since September 2003. President of StatusOne from November 1997 until September 2003.

Alfred Lumsdaine	40	Senior Vice President of the Company since February 2003. Controller and Chief Accounting Officer from February 2002 to present. Corporate Controller of LOGISCO, Inc. from 2000 to 2001.

James E. Pope	52	Executive Vice President and Chief Medical Officer of the Company since October 2003. Member of Medical Advisory Committee since February 1999.

Robert E. Stone	59	Executive Vice President of the Company since 1999, Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to October 2003.

Donald B. Taylor	47	Chief Operating Officer of the Company since December 2003. Executive Vice President since February 2002. President of FISI Madison Financial and Benefit Consultants, Inc. (a subsidiary of Cendant Corporation) from September 1997 until June 2001. Consultant and Advisory Board Member of Brentwood Capital Advisors from July 2001 to present.
15

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market Information

                Our common stock is traded over-the-counter on The NASDAQ National Market (“NASDAQ”) under the symbol AMHC.

                The following table sets forth the high and low sales prices per share of common stock as reported by NASDAQ for the relevant periods.

	High	Low

Year ended August 31, 2005
First quarter	$34.42	$25.70
Second quarter	35.50	29.56
Third quarter	41.94	29.79
Fourth quarter	45.65	38.01

Year ended August 31, 2004
First quarter (1)	$24.39	$17.07
Second quarter (1)	30.21	22.88
Third quarter	30.81	19.07
Fourth quarter	29.27	19.31

(1) Restated to reflect the effect of the December 2003 two-for-one stock split.

Unregistered Sales of Equity Securities

                On June 8, 2005, we entered into an Asset Purchase Agreement with Health IQ Diagnostics, LLC (“Health IQ”), pursuant to which we purchased certain assets from Health IQ. In partial consideration for the assets, we issued 37,500 unregistered shares of our Common Stock, $.001 par value, which was valued in aggregate at $1.5 million, to Health IQ. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

                We did not repurchase any shares of our Common Stock during the quarter ended August 31, 2005.

(b)  Holders

                At November 1, 2005, there were approximately 38,750 holders of our Common Stock, including 149 stockholders of record.

(c)  Dividends

                We have never declared or paid a cash dividend on our Common Stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion. Our Second Amended and Restated Revolving Credit Loan Agreement, dated September 19, 2005 (the “Second Amended Credit Agreement”), restricts the payment of dividends. For further discussion of the Second Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” on page 27.

17

Item 6. Selected Financial Data

Year ended and at August 31,	2005 (4)	2004 (4)	2003	2002	2001

	(In thousands except per share data)

Operating Results: (1)
Revenues	$312,504	$245,410	$165,471	$122,762	$75,121
Cost of services	205,253	156,462	106,130	84,845	55,466

Gross margin	107,251	88,948	59,341	37,917	19,655

Selling, general and administrative expenses	28,418	23,686	16,511	12,726	8,218
Depreciation and amortization	22,408	18,450	10,950	7,271	5,656
Interest	1,630	3,509	569	370	114

	52,456	45,645	28,030	20,367	13,988

Income before income taxes	54,795	43,303	31,311	17,550	5,667
Income tax expense	21,711	17,245	12,837	7,195	2,510

Net income	$33,084	$26,058	$18,474	$10,355	$3,157

Basic income per share: (2)	$1.00	$0.81	$0.60	$0.35	$0.12

Diluted income per share: (2)	$0.93	$0.75	$0.56	$0.32	$0.11

Weighted average common shares and
equivalents: (2)
Basic	33,241	32,264	31,048	29,945	25,872
Diluted	35,691	34,632	33,010	32,188	28,119

Balance Sheet Data: (1)
Cash and cash equivalents	$63,467	$45,147	$35,956	$23,924	$12,376
Working capital	70,644	55,462	47,047	24,295	13,051
Total assets	270,954	253,449	140,013	118,017	71,500
Long-term debt	416	36,562	109	514	—
Other long-term liabilities	9,055	7,694	4,662	3,568	3,444
Stockholders’ equity	206,930	155,435	112,431	88,809	54,116

Other Operating Data:
Actual lives under management (3)	1,883	1,335	852	579	260
Annualized revenue in backlog	$32,578	$15,200	$12,200	$27,600	$3,360

(1) Certain items in prior periods have been reclassified to conform to current classifications.

(2) Restated to reflect the effect of the November 2001 three-for-two stock split and the December 2003 two-for-one stock split.

(3) Restated to include the Company’s hospital-based diabetes patients.

(4) Includes operating results, balance sheet data, and other operating data of StatusOne since the date of the acquisition, which was September 5, 2003.
18

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

                Founded in 1981, American Healthways, Inc. (the “Company”) provides specialized, comprehensive health and care support programs and services, including disease management and care enhancement services to health plans, the Centers for Medicare & Medicaid Services (“CMS”), and hospitals in addition to wellness programs to health plans and employers, in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses designed to create and sustain healthier behaviors;

•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;

•	developing care support plans and motivating members to set attainable goals for themselves;

•	providing local market resources to address acute episode interventions; and

•	coordinating members’ care with local health-care providers.

                 Our integrated health and care support programs serve entire health plan populations through member and physician health and care support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information. Our programs enable health plans to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

                Our programs are designed to help people lead healthier lives by ensuring they understand and follow doctors’ orders, including medication compliance, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves to exercise more, lose weight, quit smoking or otherwise improve their current health status.

                We believe that our patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, have demonstrated that they assist in providing more effective care for enrollee populations diagnosed with one or more diseases or conditions, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

                  Our integrated health and care support product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence, as well as high-risk population management. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them to improve member health status, thereby reducing health-care costs. The programs incorporate all interventions necessary to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

                The flexibility of our programs allows customers to enter the health and care support market at the level they deem appropriate for their organization. Customers may select a single or multiple chronic disease approach, a total-population approach, or high-risk approach, in which people with more than one disease or condition receive the benefit of multiple programs at a single cost.

19

                 As of August 31, 2005, we had contracts with 51 health plans to provide 169 disease management and care enhancement program services to their eligible members and also had 46 contracts to provide our services at 64 hospitals.

                 In December 2004, we were selected by CMS to participate in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

                 On June 8, 2005 we acquired certain assets from Health IQ Diagnostics, LLC (“Health IQ”), a health support company that uses a proprietary model to provide enrollees of employer-sponsored health plans and their dependents with a personal health risk score as well as the information they need to maintain or improve their health status.

                We have seen increasing demand for our health and care support services from health plans’ administrative services only (“ASO”) customers. ASO customers are typically self-insured employers for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in actual lives under management or annualized revenue in backlog, as appropriate.

Highlights of Fiscal 2005 Performance

•	Revenues increased 27.3% over fiscal 2004.

•	Net income increased 27.0% over fiscal 2004.

•	Actual lives under management increased 41.0% from the end of fiscal 2004 to the end of fiscal 2005, which included a 77.6% increase in self-insured employer actual lives under management to 641,000 at the end of fiscal 2005 from 361,000 at the end of fiscal 2004.

                Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include, but are not limited to,:

•	our ability to sign and implement new contracts for health and care support services;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our health plan contracts and/or our cooperative agreement with CMS ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the timing and costs of implementation, and the effect, of regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;
20

•	our ability to anticipate the rate of market acceptance of health and care support solutions and the individual market dynamics in potential international markets and our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;

•	our ability to effectively manage any growth that we might experience;

•	our ability to retain existing customers if they are acquired by other health plans which already have or are not interested in health and care support programs;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under health and care support contracts and reach mutual agreement with customers and/or CMS with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers and/or CMS to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our health plan contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	our ability to integrate the operations of Health IQ and other acquired businesses or technologies into our business;

•	our ability to develop new products and deliver outcomes on those products;

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our health and care support initiatives or otherwise licensed or acquired by us, into our health and care support platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our health and care support strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services, in the health plans with which we have executed a health and care support contract;

•	the ability of the health plans to maintain the number of covered lives enrolled in the plans during the terms of our agreements with the health plans;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;

•	the impact of litigation involving us and/or our subsidiaries;

•	the impact of future state and federal health care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in this Annual Report on Form 10-K.

We undertake no obligation to update or revise any such forward-looking statements.
21

Critical Accounting Policies

                We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements. We prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                We believe the following accounting policies are the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

                We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business (e.g., PPO, HMO, Medicare Advantage, ASO). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms.

                Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 13% of revenues recorded during the year ended August 31, 2005 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

                If data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees as revenues but instead record them in a current liability account “contract billings in excess of earned revenue.” Only in the event we do not meet performance levels by the end of the contract year are we contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves. Historically, any such adjustments have been immaterial to our financial condition and results of operations.

                During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of August 31, 2005, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $57.5 million. Of this amount, $43.0 million was based entirely on actual data received from our customers, while $14.5 million was based on calculations which include estimates such as medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to health plan data deficiencies, omissions, and/or data discrepancies.

                Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During fiscal 2005, we recognized a net increase in revenue of $1.7 million that related to services provided prior to fiscal 2005.

Impairment of Intangible Assets and Goodwill

                In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Business Strategy

                Our primary strategy is to develop new and to expand existing relationships with health plans and CMS to provide health and care support programs and services, including creating value for large self-insured employers. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and proprietary technologies to gain a competitive advantage in delivering our health and care support services.

                We expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care, and therefore significant cost savings, by addressing care and treatment requirements for these additional selected diseases and conditions, which will enable us to address a larger percentage of a health plan’s population and total health-care costs. In addition, we expect to continue developing proprietary, proactive health support for whole populations across the continuum of care, including next generation wellness solutions.

                We anticipate that we will incur significant costs during fiscal 2006 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock and/or cash.

Results of Operations

                 The following table shows the components of the statements of operations for the years ended August 31, 2005, 2004 and 2003 expressed as a percentage of revenues.

	Year ended August 31,

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of services	65.7%	63.8%	64.1%

Gross margin	34.3%	36.2%	35.9%

Selling, general and administrative expenses	9.1%	9.7%	10.0%
Depreciation and amortization	7.2%	7.5%	6.6%
Interest expense	0.5%	1.4%	0.3%

Income before income taxes	17.5%	17.6%	19.0%
Income tax expense	6.9%	7.0%	7.8%

Net income	10.6%	10.6%	11.2%

Revenues

                 Revenues for fiscal 2005 and fiscal 2004 increased 27.3% and 48.3%, respectively, over the prior fiscal years. Fiscal 2005 revenues increased over fiscal 2004 revenues primarily due to the following:

•	an increase in self-insured employer actual lives under management from 361,000 at August 31, 2004 to 641,000 at August 31, 2005;

•	existing health plan customers adding or expanding 11 programs since August 31, 2004; and

•	the commencement of 12 new health plan contracts since August 31, 2004.

•	increased membership in customers’ existing programs.

                Excluding StatusOne Health Systems, LLC (“StatusOne”) revenues of $25.4 million in fiscal 2004, revenues would have increased 32.9% in fiscal 2004 compared to fiscal 2003. Excluding the acquisition of StatusOne, fiscal 2004 revenues increased over fiscal 2003 primarily due to the following:

•	an increase in self-insured employer actual lives under management from 132,000 at August 31, 2003 to 361,000 at August 31, 2004;

•	existing health plan customers adding or expanding 11 programs since August 31, 2003;

•	the commencement of 10 new health plan contracts since August 31, 2003; and

•	increased membership in customers’ existing programs.

In addition, the increase in revenues for fiscal 2004 compared to fiscal 2003 was also partially attributable to the renegotiation of one contract at the beginning of fiscal 2004 for which we did not recognize any revenue in fiscal 2003 because we were unable to measure performance due to contracting terms and outcomes measurement provisions unique to this contract.

                 We anticipate that fiscal 2006 revenues will increase over fiscal 2005 revenues primarily due to the expansion of existing contracts, increasing demand for our health and care support services from self-insured employers who contract with our health plan customers, anticipated new contracts, and revenues from MHS pilots.

Cost of Services

                Cost of services as a percentage of revenues increased to 65.7% for fiscal 2005 compared to 63.8% for fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $2.5 million for fiscal 2004 compared to $0.2 million for fiscal 2005, cost of services as a percentage of revenues would have increased to 65.7% from 64.4% for fiscal 2005 and 2004, respectively, primarily as a result of an increase in accrued employee bonuses and increased expenses related to securing and preparing for MHS pilots during fiscal 2005 compared to fiscal 2004. These increases were partially offset by decreases attributable to initial operating costs in fiscal 2004 related to the opening of two new care enhancement centers in January 2004 and March 2004 and increased capacity utilization, economies of scale, and productivity enhancements during fiscal 2005 compared to fiscal 2004.

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

                We anticipate that fiscal 2006 cost of services will increase over fiscal 2005 primarily as a result of share-based payments required to be expensed under SFAS No. 123(R), “Share-Based Payment,” and other long-term employee incentive costs, anticipated investments in international initiatives, operating costs related to the MHS pilots, increased operating staff required for expected increases in demand for our services, increased indirect staff costs associated with the continuing development and implementation of our health and care support services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses as a percentage of revenues decreased to 9.1% for fiscal 2005 compared to 9.7% for fiscal 2004, primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations. These decreases were partially offset by an increase in accrued employee bonuses and increased expenses related to securing and preparing for MHS pilots during fiscal 2005 compared to the fiscal 2004.

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

                We anticipate that selling, general and administrative expenses for fiscal 2006 will increase over fiscal 2005 primarily due to share-based payments required to be expensed under SFAS No. 123(R) and other long-term employee incentive costs, anticipated investments in international initiatives, operating costs related to the MHS pilots, and increased indirect support costs for our existing and anticipated new and expanded health plan contracts.

Depreciation and Amortization

                Depreciation and amortization expense for fiscal 2005 increased 21.5% over fiscal 2004 primarily due to increased depreciation expense associated with equipment, software, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities and expand our corporate office and calling capacity at existing care enhancement centers.

                Depreciation and amortization expense for fiscal 2004 increased 68.5% over fiscal 2003 primarily due to amortization expense related to StatusOne intangible assets and increased depreciation expense associated with equipment, software development, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, open two new care enhancement centers, and expand our corporate office and one existing care enhancement center during fiscal 2004.

                We anticipate that depreciation and amortization expense for fiscal 2006 will increase over fiscal 2005 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

                Interest expense for fiscal 2005 decreased 53.5% compared to fiscal 2004 primarily due to a reduction in our long-term debt balance resulting from net repayments of $48.0 million of revolving debt since October 29, 2004, as well as lower interest rates under the First Amended and Restated Revolving Credit Loan Agreement dated October 29, 2004 (“the First Amended Credit Agreement”) compared to the Revolving Credit and Term Loan Agreement dated September 5, 2003 (the “Former Credit Agreement”) (described more fully in “-Liquidity and Capital Resources” below).

                Interest expense for fiscal 2004 increased $2.9 million compared to fiscal 2003 primarily due to interest costs related to a $60.0 million term loan incurred in connection with the acquisition of StatusOne, offset slightly by decreased fees associated with a reduction in outstanding letters of credit to support certain contractual requirements to repay fees in the event we do not perform at target levels and do not repay the fees due in accordance with the contract terms.

                We anticipate that interest expense for fiscal 2006 will decrease over fiscal 2005 primarily as a result of a lower balance of long-term debt.

Income Tax Expense

                Our effective tax rate decreased to 39.6% for fiscal 2005 compared to 39.8% and 41.0% for fiscal 2004 and 2003, respectively, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

                Cash and cash equivalents increased $18.3 million during fiscal 2005 to $63.5 million at August 31, 2005 from $45.1 million at August 31, 2004. The increase was primarily due to cash flow from operations partially offset by capital expenditures and net payments of long-term debt.

                Operating activities for fiscal 2005 generated cash of $75.2 million compared to $53.5 million for fiscal 2004. The increase in operating cash flow of $21.7 million resulted primarily from an increase in net income and an increase in accrued employee bonuses, the payment of which generally occurs in the first quarter of the following fiscal year. These increases to cash flow from operations were partially offset by a decrease in accounts payable related to the timing of capital expenditures at the end of fiscal 2004 for upgrades to hardware and increased estimated income tax payments of $11.8 million for fiscal 2005 compared to fiscal 2004.

                Investing activities during fiscal 2005 used $10.2 million in cash which primarily consisted of investments in property and equipment of $16.2 million. This amount was partially offset by the return to the Company of $1.3 million that was previously held in escrow in connection with the StatusOne acquisition and net proceeds from the purchase and sale of investments of $7.0 million. The purchase of property and equipment was primarily associated with enhancements in our information technology capabilities and the expansion of an existing care enhancement center.

                Financing activities for fiscal 2005 used $46.6 million in cash primarily due to net payments on long-term debt of $48.2 million, deferred loan costs related to the First Amended Credit Agreement of $0.7 million, and funding of an escrow account of $2.3 million in conjunction with contractual requirements under one contract. These uses of cash were slightly offset by proceeds from the exercise of stock options of $4.6 million.

                On September 19, 2005, we amended and restated the First Amended Credit Agreement and entered into the Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010.

                The Second Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of September 19, 2010. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5% or at the prime rate. The Second Amended Credit Agreement also provides for a fee ranging between 0.175% and 0.3% of unused commitments. The Second Amended Credit Agreement is secured by guarantees from the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and its subsidiaries’ assets.

                The First Amended Credit Agreement provided us with up to $150.0 million in borrowing capacity and contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Second Amended Credit Agreement contains similar financial covenants with the exclusion of the interest coverage ratio. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. As of August 31, 2005, we were in compliance with all of the covenant requirements of the First Amended Credit Agreement, and we are currently in compliance with all of the covenant requirements of the Second Amended Credit Agreement. As of August 31, 2005, our available line of credit totaled $149.5 million.

                On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Former Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement by entering into the First Amended Credit Agreement, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

                As of August 31, 2005, there were letters of credit outstanding under the Second Amended Credit Agreement totaling $0.5 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

                In conjunction with contractual requirements under one contract beginning on March 1, 2004, we funded an escrow account in the amount of approximately $3.8 million. We were required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we do not perform at established target levels.

                We believe that cash flow from operating activities, our available cash, and our available credit under the Second Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

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

Contractual Obligations The following schedule summarizes our contractual cash obligations by the indicated period as of August 31, 2005:

	Payments Due By Year Ended August 31,

(In $000s)	2006	2007 - 2008	2009 - 2010	2011 and After	Total

Capital lease obligations	$214	$428	$37	$—	$679
Deferred compensation plan payments	1,418	1,800	714	2,881	6,813
Operating lease obligations	6,640	10,708	7,435	6,427	31,210
Other contractual cash obligations (1)	1,700	2,175	2,000	—	5,875

Total Contractual Cash
Obligations	$9,972	$15,111	$10,186	$9,308	$44,577

(1) Other commitments represent cash payments in connection with our strategic alliance agreements and exclude certain variable costs related to one strategic alliance that are based on the number of future eligible members.

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

Share-Based Payment

                In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

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

                We adopted Statement 123(R) on September 1, 2005 using the modified prospective method.

                As permitted by Statement 123, prior to September 1, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We expect that adopting SFAS No. 123(R) will reduce fiscal 2006 earnings per share by $0.22 per diluted share.

                Statement 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under previous accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $11.7 million and $10.0 million of such amounts in cash flow from operating activities for fiscal 2005 and fiscal 2004, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                We are subject to market risk related to interest rate changes, primarily as a result of the Second Amended Credit Agreement, the First Amended Credit Agreement, and the Former Credit Agreement, which bear interest based on floating rates. Borrowings under the Former Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Borrowings under the First Amended Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5% or at the prime rate. We do not execute transactions or hold derivative financial instruments for trading purposes.

                A one-point interest rate change on the variable rate debt outstanding during fiscal 2005 would have resulted in interest expense fluctuating approximately $0.1 million for the year ended August 31, 2005.

Item 8. Financial Statements and Supplementary Data

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

At August 31,	2005	2004

Current assets:
Cash and cash equivalents	$63,467	$45,147
Restricted cash	3,811	1,524
Investments	—	7,040
Accounts receivable, net
Billed	39,539	33,235
Unbilled	1,158	866
Prepaid expenses and other current assets	5,681	6,502
Deferred tax asset	3,305	2,248

Total current assets	116,961	96,562

Property and equipment:
Leasehold improvements	12,836	10,067
Computer equipment and related software	61,772	53,379
Furniture and office equipment	16,294	14,514

	90,902	77,960
Less accumulated depreciation	(51,114)	(36,957)

Net property and equipment	39,788	41,003

Other assets	2,065	2,456

Intangible assets, net	16,120	19,854

Goodwill, net	96,020	93,574

Total assets	$270,954	$253,449

See accompanying notes to the consolidated financial statements.
32

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

At August 31,	2005	2004

Current liabilities:
Accounts payable	$7,424	$10,343
Accrued salaries and benefits	23,055	4,616
Accrued liabilities	4,994	4,688
Contract billings in excess of earned revenue	8,037	4,898
Income taxes payable	660	3,294
Current portion of long-term debt	163	12,243
Current portion of long-term liabilities	1,984	1,018

Total current liabilities	46,317	41,100

Long-term debt	416	36,562

Long-term deferred tax liability	8,236	12,658

Other long-term liabilities	9,055	7,694

Stockholders’ equity
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized, 33,808,518 and 32,857,041 shares outstanding	34	33
Additional paid-in capital	109,425	90,980
Retained earnings	97,471	64,387
Accumulated other comprehensive income	—	35

Total stockholders’ equity	206,930	155,435

Total liabilities and stockholders’ equity	$270,954	$253,449

See accompanying notes to the consolidated financial statements.
33

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

Year ended August 31,	2005	2004	2003

Revenues	$312,504	$245,410	$165,471
Cost of services	205,253	156,462	106,130

Gross margin	107,251	88,948	59,341

Selling, general and administrative expenses	28,418	23,686	16,511
Depreciation and amortization	22,408	18,450	10,950
Interest expense	1,630	3,509	569

Income before income taxes	54,795	43,303	31,311
Income tax expense	21,711	17,245	12,837

Net income	$33,084	$26,058	$18,474

Earnings per share:
Basic	$1.00	$0.81	$0.60

Diluted	$0.93	$0.75	$0.56

Weighted average common shares and equivalents
Basic	33,241	32,264	31,048
Diluted	35,691	34,632	33,010

See accompanying notes to the consolidated financial statements.
34

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, August 31, 2002	$—	$30	$68,924	$19,855	$—	$88,809

Net income	—	—	—	18,474	—	18,474

Exercise of stock options and other	—	2	1,720	—	—	1,722

Tax benefit of option exercises	—	—	3,426	—	—	3,426

Balance, August 31, 2003	$—	$32	$74,070	$38,329	$—	$112,431

Net income	—	—	—	26,058	—	26,058

Net change in fair value of interest rate swap, net of income taxes of $23	—	—	—	—	35	35

Total comprehensive income						26,093

Exercise of stock options and other	—	1	5,085	—	—	5,086

Tax benefit of option exercises	—	—	10,013	—	—	10,013

Issuance of stock in conjunction with
strategic alliance	—	—	1,812	—	—	1,812

Balance, August 31, 2004	$—	$33	$90,980	$64,387	$35	$155,435

Net income	—	—	—	33,084	—	33,084

Termination of interest rate swap	—	—	—	—	(35)	(35)

Total comprehensive income						33,049

Exercise of stock options and other	—	1	5,229	—	—	5,230

Tax benefit of option exercises	—	—	11,672	—	—	11,672

Issuance of stock in conjunction with
Health IQ acquisition	—	—	1,544	—	—	1,544

Balance, August 31, 2005	$—	$34	$109,425	$97,471	$—	$206,930

See accompanying notes to the consolidated financial statements.
35

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended August 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$33,084	$26,058	$18,474
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	22,408	18,450	10,950
Amortization of deferred loan costs	488	768	276
Tax benefit of stock option exercises	11,672	10,013	3,426
Increase in accounts receivable, net	(6,485)	(7,174)	(5,808)
Decrease (increase) in other current assets	1,098	(899)	(918)
(Decrease) increase in accounts payable	(3,112)	5,733	(201)
Increase (decrease) in accrued salaries and benefits	18,439	(4,865)	(2,564)
Increase (decrease) in other current liabilities	788	3,060	(1,880)
Deferred income taxes	(5,433)	(491)	3,877
Other	2,497	2,834	1,556
Decrease in other assets	633	356	132
Payments on other long-term liabilities	(872)	(371)	(385)

Net cash flows provided by operating activities	75,205	53,472	26,935

Cash flows from investing activities:
Acquisition of property and equipment	(16,161)	(25,013)	(16,169)
Purchases of investments	(2,000)	(6,000)	—
Proceeds on sale of investments	9,040	70	255
Business acquisitions, net of cash acquired	(1,120)	(60,223)	—

Net cash flows used in investing activities	(10,241)	(91,166)	(15,914)

Cash flows from financing activities:
Increase in restricted cash	(2,287)	(1,524)	—
Proceeds from issuance of long-term debt	48,000	60,000	—
Deferred loan costs	(730)	(2,315)	—
Payments of long-term debt	(96,226)	(12,424)	(383)
Exercise of stock options	4,599	4,258	1,649

Net cash flows (used in) provided by financing activities	(46,644)	47,995	1,266

Net increase in cash and cash equivalents	18,320	10,301	12,287

Cash and cash equivalents, beginning of period	45,147	34,846	22,559

Cash and cash equivalents, end of period	$63,467	$45,147	$34,846

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,099	$2,749	$49

Cash paid during the year for income taxes	$18,198	$6,367	$5,378

Noncash Activities:
Issuance of unregistered common stock associated with Health IQ acquisition	$1,544	$—	$—

Issuance of unregistered common stock associated with Outcomes Verification Program	$—	$1,812	$—

See accompanying notes to the consolidated financial statements.
36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 31, 2005, 2004 and 2003

1.             Summary of Significant Accounting Policies

                American Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive health and care support programs and services to individuals in all 50 states, the District of Columbia, Puerto Rico and Guam.

                We have reclassified certain items in prior periods to conform to current classifications.

                a.  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. We have eliminated all intercompany profits, transactions and balances.

                b. Cash and Cash Equivalents - Cash and cash equivalents primarily include tax-exempt debt instruments, repurchase agreements, commercial paper, and other short-term investments with original maturities of less than three months. We also include in cash and cash equivalents any accrued interest related to these items.

                c.  Restricted Cash – Restricted cash represents funds held in escrow in connection with contractual requirements (see Note 14).

                d.  Investments - Investments at August 31, 2004 consist of auction rate securities and floating rate investments. Auction rate securities and floating rate investments typically have stated maturities that typically are at least twenty years, but their interest rates reset approximately every 7-35 days. These investments are carried at fair value (which approximates cost), and are classified as current assets because they are available for sale and are generally available to support our current operations.

                e.  Accounts Receivable - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments. Unbilled receivables primarily represent fees that have been earned but that cannot be billed for until a contractually specified time, typically less than one year. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we may provide reserves, when appropriate, for billing adjustments at contract reconciliation.

                f.  Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets include prepaid expenses, inventories and other receivables.

                g.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three years for computer software and hardware and five to seven years for furniture and other office equipment. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to ten years. Depreciation expense for the years ended August 31, 2005, 2004, and 2003 was $18.5 million, $14.2 million, and $10.3 million, respectively, including amortization of assets recorded under capital leases.

                h.  Other Assets - Other assets consist primarily of deferred loan costs net of accumulated amortization.

                i.  Intangible Assets - Intangible assets primarily include acquired technology and customer contracts, which we amortize on a straight-line basis over a five-year estimated useful life. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

                Intangible assets not subject to amortization consist of a trade name of $4.3 million associated with the StatusOne Health Systems, LLC (“StatusOne”) acquisition. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 5 for further information on intangible assets.

                j.  Goodwill – We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire. The change in the carrying amount of goodwill for fiscal 2005 is due to the acquisition of certain assets of HealthIQ Diagnostics, LLC (“Health IQ”) in June 2005 and purchase price adjustments related to the StatusOne acquisition in September 2003 (see Notes 3 and 4). Accumulated amortization of goodwill at August 31, 2005 and 2004 was $5.1 million.

                In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we review goodwill at least annually for impairment. We completed our annual impairment test as of June 30, 2005 as required by SFAS No. 142 and concluded that no impairment of goodwill exists. In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

                k. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue represent performance-based fees subject to refund that we have not recognized as revenues because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not meeting performance targets.

                l.  Income Taxes - We file a consolidated federal income tax return that includes all of our wholly-owned subsidiaries. We compute our income tax provision under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.

                m.  Revenue Recognition - We generally determine our contract fees by multiplying a contractually negotiated rate per health plan member per month (“PMPM”) by the number of health plan members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., PPO, HMO, Medicare Advantage, ASO). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms.

                 Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 13% of revenues recorded during the year ended August 31, 2005 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

                If data from the health plan is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees as revenues but instead record them in a current liability account “contract billings in excess of earned revenue”. Only in the event we do not meet performance levels by the end of the contract year are we contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the contract year, previously above targeted levels, dropped below targeted levels due to subsequent adverse performance and/or adjustments in contractual reserves. Historically, any such adjustments have been immaterial to our financial condition and results of operations.

                During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of August 31, 2005, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $57.5 million. Of this amount, $43.0 million was based entirely on actual data received from our customers, while $14.5 million was based on calculations which include estimates such as medical claims incurred but not reported and a health plan’s medical cost trend compared to a baseline year. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to health plan data deficiencies, omissions, and/or data discrepancies.

                Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided in the prior fiscal year. During fiscal 2005, we recognized a net increase in revenue of $1.7 million that related to services provided prior to fiscal 2005.

                n.  Earnings Per Share – We report earnings per share under SFAS No. 128 “Earnings per Share”. We calculate basic earnings per share using weighted average common shares outstanding during the period. We calculate diluted earnings per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period.

                o.  Stock Options – During fiscal 2005 and prior fiscal years, we accounted for stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” As described in Note 2, we adopted SFAS No. 123(R), “Share-Based Payment,” on September 1, 2005.

                For the year ended August 31, 2005, we recorded compensation expense under APB No. 25 of approximately $0.5 million. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We recognize compensation expense related to fixed award stock options on a straight-line basis over the vesting period.

                The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended August 31,

(In $000s, except per share data)	2005	2004	2003(1)

Net income, as reported	$33,084	$26,058	$18,474
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	299	493	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,709)	(5,097)	(3,281)

Pro forma net income	$26,674	$21,454	$15,193

Earnings per share:
Basic - as reported	$1.00	$0.81	$0.60
Basic - pro forma	$0.80	$0.66	$0.49

Diluted - as reported	$0.93	$0.75	$0.56
Diluted - pro forma	$0.75	$0.62	$0.46

(1) Restated to reflect the effect of the December 2003 two-for-one stock split.

In June 2005, we changed the method we use to estimate the fair values of stock options from the Black-Scholes option pricing model to a binomial model because the binomial model considers characteristics of fair value option pricing, such as the option’s contractual term, the probability of exercise before the end of the contractual term, and the probability of the employee’s termination or retirement, that are not available under the Black-Scholes model. This change in methodology had no impact on fiscal 2005 results of operations or related per share amounts.
40

The following table shows the estimated weighted average fair values of the options at the date of grant and the related weighted average assumptions we used to develop the estimates:

Year ended August 31,	2005	2004	2003(1)

Weighted average fair value of options	$20.02	$15.64	$10.49

Assumptions:
Dividends	$—	$—	$—
Expected life in years	5.7	7.4	7.6
Average risk free interest rate	3.8%	3.8%	4.0%
Volatility rate	49.8%	60.0%	61.0%

(1) Restated to reflect the effect of the December 2003 two-for-one stock split.

                See Note 11 for further discussion of stock options.

                p.  Derivative Instruments and Hedging Activities - We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its subsequent amendments, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

                We are subject to market risk related to interest rate changes, primarily as a result of the Revolving Credit and Term Loan Agreement dated September 5, 2003 (the “Former Credit Agreement”) and the First Amended and Restated Revolving Credit Loan Agreement dated October 29, 2004 (the “First Amended Credit Agreement”), which bear interest based on floating rates. Borrowings under the Former Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.5% to 1.25% or LIBOR plus a spread of 2.0% to 2.75%, or a combination thereof. Borrowings under the First Amended Credit Agreement bear interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. In order to manage our interest rate exposure under the Former Credit Agreement, we entered into an interest rate swap agreement in September 2003, effectively converting $40.0 million of floating rate debt to a fixed obligation with an interest rate of 4.99%. We terminated the interest rate swap agreement in September 2004 as further described below. We do not execute transactions or hold derivative financial instruments for trading purposes.

                We met the criteria for the “shortcut” method under SFAS No. 133 in accounting for the interest rate swap agreement, which allows for an assumption of no hedge ineffectiveness. As such, there was no income statement impact from changes in the fair value of the interest rate swap. The interest rate swap agreement was marked to market each reporting period, and the change in the fair value, net of income taxes, of the interest rate swap agreement was reported through other comprehensive income (loss) in the consolidated statement of changes in stockholders’ equity.

                In accordance with SFAS No. 133, upon termination of an interest rate swap classified as a cash flow hedge, the gain or loss previously recorded in other comprehensive income (loss) will be reclassified into earnings if it is probable that the hedged transactions will not occur. In anticipation of amending and restating our Former Credit Agreement by entering into the First Amended Credit Agreement, we terminated the $40.0 million interest rate swap agreement in September 2004 and recognized a gain of approximately $22,000.

                q.  Management Estimates – In preparing our consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                Share-Based Payment

                In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

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

                We adopted Statement 123(R) on September 1, 2005 using the modified prospective method.

                As permitted by Statement 123, prior to September 1, 2005 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We expect that adopting SFAS No. 123(R) will reduce fiscal 2006 earnings per share by $0.22 per diluted share.

                Statement 123(R) also requires the benefits of tax deductions in excess of amounts recognized as compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under previous accounting guidance. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what the benefits of these tax deductions will be in the future (because they depend on, among other things, when employees exercise stock options), we recognized $11.7 million and $10.0 million of such amounts in cash flow from operating activities for fiscal 2005 and fiscal 2004, respectively.

3.        Business Acquisitions

                On June 8, 2005, we acquired certain assets from Health IQ, a health support company that uses a proprietary model to provide enrollees of employer-sponsored health plans and their dependents with a personal health risk assessment and score as well as the information they need to maintain or improve their health status. We paid a total purchase price of approximately $3.8 million, which consisted of $1.9 million in cash, $1.5 million in restricted stock, and acquisition costs of $0.4 million. Pursuant to an earn-out agreement, we are also obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

4.        Goodwill

                The change in carrying amount of goodwill during the year ended August 31, 2005 is shown below:

(In $000s)
Balance, August 31, 2004	$93,574
Health IQ acquisition and related costs	3,622
StatusOne purchase price adjustments	(1,176)

Balance, August 31, 2005	$96,020

                The StatusOne purchase price adjustments primarily relate to $1.3 million that we received from escrow during the first quarter of fiscal 2005 after the termination of the StatusOne escrow agreement.

5.             Intangible Assets

                Intangible assets subject to amortization at August 31, 2005 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$4,065	$6,098
Customer contracts	9,233	3,725	5,508
Other	200	30	170

Total	$19,596	$7,820	$11,776

                Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the year ended August 31, 2005 was $3.9 million. Estimated amortization expense is $3.9 million for each of the next three fiscal years and $40,000 and $10,000 for the next two years thereafter, respectively.

                Intangible assets not subject to amortization at August 31, 2005 consist of a trade name associated with the StatusOne acquisition of $4.3 million.

6. Income Taxes Income tax expense is comprised of the following:

Year ended August 31, (in $000s)	2005	2004	2003

Current taxes
Federal	$22,750	$14,729	$6,917
State	4,416	3,016	2,043
Deferred taxes
Federal	(4,941)	(165)	3,111
State	(514)	(335)	766

Total	$21,711	$17,245	$12,837

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows the significant components of our net deferred tax asset (liability) for the fiscal years ended August 31, 2005 and 2004:

At August 31, (in $000s)	2005	2004

Deferred tax assets:
Accruals and reserves	$2,375	$1,152
Spin-off stock option adjustment	21	145
Deferred compensation	4,370	3,360
Capital loss carryforward	97	97

	6,863	4,754
Valuation allowance	(97)	(97)

	6,766	4,657

Deferred tax liability:
Tax over book depreciation	5,465	7,293
Tax over book amortization	6,232	7,751
Interest rate swap	—	23

	11,697	15,067

Net deferred tax asset (liability)	$(4,931)	$(10,410)

Net current deferred tax assets	$3,305	$2,248
Net long-term deferred tax asset (liability)	(8,236)	(12,658)

	$(4,931)	$(10,410)

                We recorded a valuation allowance totaling approximately $97,000 against deferred tax assets as of August 31, 2005 and 2004 because management believes it is more likely than not that the net deferred tax asset related to a capital loss carryforward will not be realized in future tax periods. For fiscal 2005 and 2004, the tax benefit of stock option compensation, excluding amounts relieving the deferred tax asset described as “Spin-off stock option adjustment,” is recorded as additional paid-in capital.

                The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:

Year ended August 31, (in $000s)	2005	2004	2003

Statutory federal income tax	$19,178	$15,156	$10,646
State income taxes, less federal income tax benefit	2,249	1,743	1,854
Amortization of goodwill and certain other intangible assets	—	—	62
Other	284	346	275

Income tax expense	$21,711	$17,245	$12,837

7.             Long-Term Debt

                On October 29, 2004, we amended the Former Credit Agreement dated September 5, 2003 by entering into the First Amended Credit Agreement. The First Amended Credit Agreement provides us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that expires on October 29, 2009. We repaid the outstanding principal on the term loan under the Former Credit Agreement of $48.0 million with $23.0 million in cash and a $25.0 million draw on the revolving credit facility under the First Amended Credit Agreement. As of August 31, 2005, our available line of credit totaled $149.5 million.

                The First Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of October 29, 2009. Borrowings under the First Amended Credit Agreement bear interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. The First Amended Credit Agreement also provides for a fee ranging between 0.25% and 0.5% of unused commitments. Substantially all of our assets are pledged as collateral for any borrowings under the credit facility.

                The First Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2005, we were in compliance with all of the financial covenant requirements of the First Amended Credit Agreement. On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (see Note 16).

                As of August 31, 2005, there were letters of credit outstanding under the First Amended Credit Agreement for $0.5 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

                On September 16, 2003, we entered into an interest rate swap agreement to manage our interest rate exposure under the Former Credit Agreement. In September 2004, in anticipation of amending and restating our Former Credit Agreement by entering into the First Amended Credit Agreement, we terminated the interest rate swap agreement and recognized a gain of approximately $22,000.

                To meet the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we calculate the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At August 31, 2005 and 2004, there were no material differences between the carrying amount and the fair value of our debt.

 8.            Other Long-Term Liabilities

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

                As of August 31, 2005 and 2004, other long-term liabilities included vested amounts under the plan of $5.4 million and $4.8 million, respectively, net of the current portion of $1.4 million and $0.8 million, respectively. For the next five fiscal years, we must make plan payments of $1.4 million, $0.8 million, $1.0 million, $0.6 million, and $0.1 million.

9.             Leases

                We maintain operating lease agreements principally for our corporate office space and our eight care enhancement centers. Our corporate office leases cover approximately 126,000 square feet and expire in August 2007, September 2007 and May 2009. Our support and training offices for StatusOne contain approximately 23,000 square feet of space in aggregate and have terms ranging from three to five years. The care enhancement center leases cover approximately 15,000 to 62,000 square feet each and have initial terms of approximately four to eleven years.

                Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices. Certain operating leases contain renewal options to extend the lease for additional periods. Certain capital leases contain options to purchase the leased property for a specified amount at the end of the lease term. For the years ended August 31, 2005, 2004 and 2003, rent expense under lease agreements was approximately $6.0 million, $4.9 million, and $3.0 million, respectively.

                The following table summarizes our future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five fiscal years:

(In $000s) Year ending August 31,	Capital Leases	Operating Leases

2006	$214	$6,640
2007	214	6,389
2008	214	4,319
2009	37	3,911
2010 and thereafter	—	9,951

Total minimum lease payments	679	$31,210

Less amount representing interest	(100)

Present value of net minimum lease payments	579
Less current portion	(163)

	$416

10.          Stockholders’ Equity

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

                In December 2001, we established an industry-wide Outcomes Verification Program with Johns Hopkins University and Health System to independently evaluate the effectiveness of clinical interventions, and their clinical and financial results, that we and other members of the health and care support industry produce. This program also provides for an annual outcomes summit as well as ongoing outcomes, policy, and program research with respect to health and care support. We began a five-year funding commitment on December 1, 2001 to provide Johns Hopkins compensation of up to $1.0 million annually for the first two years and, as amended in December 2003, to provide $0.7 million annually for the last three years of the commitment. We issued 150,000 unregistered shares of common stock to Johns Hopkins on December 1, 2001, 75,000 of which vested immediately, and the remaining 75,000 of which vested on December 1, 2003. The program may receive additional funding through research sponsored by other outcomes-based health-care organizations.

11.           Stock Options and Restricted Stock

                We have several stock option plans under which we have granted non-qualified options to purchase our common stock. We normally grant options under these plans at market value on the date of grant. The options generally vest over four years and expire seven or ten years from the date of grant. At August 31, 2005, we have reserved approximately 715,000 shares for future equity grants.

                Stock option activity for the three years ended August 31, 2005 is summarized below and has been restated to reflect the effect of the December 2003 two-for-one stock split:

(In 000s except price data)	Number of Shares	Weighted Average Exercise Price

Outstanding at August 31, 2002	6,156	$5.09
Options granted	1,532	15.96
Options exercised	(860)	1.95
Options forfeited	(48)	7.48
Options expired	(222)	9.39

Outstanding at August 31, 2003	6,558	7.89
Options granted	1,602	23.46
Options exercised	(1,264)	3.43
Options forfeited	(62)	12.09

Outstanding at August 31, 2004	6,834	12.32
Options granted	738	41.09
Options exercised	(910)	4.95
Options forfeited	(177)	17.07

Outstanding at August 31, 2005	6,485	16.53

The following table summarizes information concerning outstanding and exercisable options at August 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (In 000s)	Weighted Average Remaining Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable (In 000s)	Weighted Average Exercise Price

Less than $7.00	1,101	4.4	$2.27	1,067	$2.12
$7.01 - $11.57	1,138	6.9	7.64	815	7.63
$11.58 - $17.50	1,036	6.5	12.33	723	12.19
$17.51 - $20.00	1,206	7.9	17.57	576	17.56
$20.01 - $30.00	1,307	8.7	25.11	113	22.99
More than $30.00	697	7.4	41.88	—	—

	6,485	7.0	16.53	3,294	9.11

                We have made grants of restricted stock with respect to approximately 102,000 shares as of August 31, 2005 in connection with our prior compensation program to outside directors. During fiscal 2005, other than stock options, we granted approximately 136,000 equity instruments, which consisted of restricted stock units and restricted shares and had a weighted average grant date fair value of $42.52.

12.          Stockholder Rights Plan

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

13.          Employee Benefits

                We have a 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees. Employees can contribute up to a certain percentage of their base compensation as defined in the Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the Plan totaled $2.3 million, $2.0 million, and $1.3 million for the years ended August 31, 2005, 2004 and 2003, respectively.

14.          Commitments and Contingencies

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

                Pursuant to an earn-out agreement executed in connection with the acquisition of certain assets of Health IQ, we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

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

                We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of this legal matter could have a material adverse effect on our consolidated results of operations and cash flows in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with our defense of this case which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case will not have a material effect on our liquidity or financial condition.

15.          Segment Disclosures

                SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on a management approach to defining operating segments. Through November 2003, we distinguished operating and reportable segments based upon the types of customers, hospitals or health plans, that contract for our services. In order to improve operational efficiency, in December 2003 we merged our operations into a single operating segment for purposes of presenting financial information and evaluating performance.

                 Our integrated health and care support product line includes programs for various diseases such as diabetes, coronary artery disease, heart failure, asthma, and chronic obstructive pulmonary disease. It is impracticable for us to report revenues by program. Further, we report revenues from our external customers on a consolidated basis since health and care support services are the only service that we provide.

                We derived approximately 38% of our fiscal 2005 revenues from two health plan contracts that each comprised more than 10% of our revenues for the year. Revenues from each of these contracts individually totaled approximately 26% and 12%, respectively, of fiscal 2005 revenues. In fiscal 2004, these same two contracts each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 44% of our fiscal 2004 revenues. During fiscal 2003, we derived approximately 70% of our revenues from three contracts that each comprised more than 10% of our revenues for the period.

16.          Subsequent Event

                On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010.

                The Second Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of September 19, 2010. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5% or at the prime rate. The Second Amended Credit Agreement also provides for a fee ranging between 0.175% and 0.3% of unused commitments. The Second Amended Credit Agreement is secured by guarantees from the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and its subsidiaries’ assets.

                The Second Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
American Healthways, Inc.

We have audited the accompanying consolidated balance sheets of American Healthways, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Healthways, Inc. and Subsidiaries at August 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Healthways, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee November 7, 2005
51

Quarterly Financial Information (unaudited):
(In thousands except per share data)

Fiscal 2005	First	Second	Third	Fourth

Revenues	$71,186	$75,337	$78,357	$87,624
Gross margin	$25,214	$27,205	$27,426	$27,406
Income before income taxes	$12,937	$13,953	$14,111	$13,793
Net income	$7,762	$8,441	$8,536	$8,344

Basic earnings per share (1)	$0.24	$0.26	$0.26	$0.25
Diluted earnings per share (1)	$0.22	$0.24	$0.24	$0.23

Fiscal 2004	First	Second	Third	Fourth

Revenues	$51,078	$57,122	$65,354	$71,855
Gross margin	$16,934	$20,102	$23,941	$27,970
Income before income taxes	$6,706	$8,761	$12,474	$15,361
Net income	$3,956	$5,324	$7,484	$9,293

Basic earnings per share (1)	$0.12	$0.17	$0.23	$0.28
Diluted earnings per share (1)	$0.12	$0.15	$0.22	$0.27

(1)	We calculated income per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

                Management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

                Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2005.

                Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2005, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

                We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 ), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

                There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Healthways, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that American Healthways, Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Healthways, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Healthways, Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Healthways, Inc and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Healthways, Inc. and Subsidiaries as of August 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005 and our report dated November 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee November 7, 2005
54

Item 9B. Other Information Not applicable.
55

PART III

Item 10.  Directors and Executive Officers of the Registrant

                Information concerning our directors, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

                Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Item 11.  Executive Compensation

                Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The following table summarizes information concerning the Company’s equity compensation plans at August 31, 2005:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)

Equity compensation plans approved by stockholders	6,484,612	$ 16.53	715,221

Equity compensation plans not approved by stockholders	0	—	0

Total	6,484,612	$ 16.53	715,221

Item 13.  Certain Relationships and Related Transactions

                Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

                Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 2006, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

56

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

3.	Exhibits

	3.1	Restated Certificate of Incorporation for American Healthways, Inc., as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

	3.2	Bylaws, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

	4.1	Article IV of the Company’s Restated Certificate of Incorporation (included in Exhibit 3.1)

	4.2	Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

	4.3	Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

	10.1	Second Amended and Restated Revolving Credit Loan Agreement between the Company and SunTrust Bank as Administrative Agent, Regions Bank and Bank of America, N.A. as Co-Documentation Agents, and National City Bank and U.S. Bank, N.A. as Co-Syndication Agents dated September 15, 2005 including Form Revolving Credit Note, Form Swingline Note, and Form Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated September 22, 2005]

10.2
Agreement and Plan of Merger by and among American Healthways, Inc., AH Mergersub, Inc., StatusOne Health Systems, Inc., and certain stockholders of StatusOne Health Systems, Inc. dated as of September 5, 2003 [incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2003]

	10.3	Agreement and Plan of Merger, dated April 30, 2001 by and among American Healthways, Inc., CareSteps.com, Inc. and C-Steps Acquisition Company [incorporated
57

by reference to Exhibit 2 to Current Report on Form 8-K of the Company dated June 6, 2001]

10.4
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

10.7	Employment Agreement dated September 1, 2000 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2001]

10.8	Employment Agreement dated September 1, 2000 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.13 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.9	Employment Agreement dated October 1, 2001 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.14 to Form 10-K of the Company’s fiscal year ended August 31, 2001]

10.10	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr, as amended [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001 and to Exhibit 10.1 to Current Report on Form 8-K of the Company dated October 12, 2005]

10.11	Employment Agreement dated February 10, 2002 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2002]

10.12	Employment Agreement dated October 29, 2003 between the Company and James Pope, MD [incorporated by reference to Exhibit 10.15 to Form 10-K of the Company’s fiscal year ended August 31, 2003]

10.13	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2003]

10.14	Capital Accumulation Plan, as amended [incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-1 (Registration No. 33-41119) and Exhibit 10.8 to Form 10-K of the Company for its fiscal year ended August 31, 1995]
58

10.15	Non-Statutory Stock Option Plan of 1988 [incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.16	1991 Employee Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.17	1991 Stock Option Plan for Outside Directors [incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.18	1991 Outside Directors Discretionary Stock Option Plan [incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-8 (Registration No. 33-42909)]

10.19	Form of Indemnification Agreement by and among the Company and the Company’s directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.20	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated September 22, 2005]

10.21	2001 Amended and Restated Stock Option Plan [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company dated September 22, 2005]

10.22
Form of Non-Qualified Stock Option Agreement under the Company’s 1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K of the Company dated August 26, 2005]

10.23
Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K of the Company dated August 26, 2005]

10.24
Form of Restricted Stock Unit Award Agreement under the Company’s 1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K of the Company dated August 26, 2005]

10.25
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company for its fiscal year ended August 31, 2004]

11	Earnings Per Share Reconciliation

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of
59

the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable
60

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HEALTHWAYS, INC.

November 14, 2005	By:	/s/ Ben R. Leedle, Jr.
————————————
Ben R. Leedle, Jr.
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
————————————		—————————————————————	————————

/s/	Ben R. Leedle, Jr.	President, Chief Executive	November 14, 2005
————————————		Officer, and Director (Principal Executive Officer)
Ben R. Leedle, Jr.

/s/	Mary A. Chaput	Executive Vice President and Chief	November 14, 2005
————————————		Financial Officer (Principal Financial Officer)
Mary A. Chaput

/s/	Alfred Lumsdaine	Senior Vice President and Corporate	November 14, 2005
————————————		Controller (Principal Accounting Officer)
Alfred Lumsdaine

/s/	Thomas G. Cigarran	Chairman of the Board and Director	November 14, 2005
————————————
Thomas G. Cigarran

/s/	Frank A. Ehmann	Director	November 14, 2005
————————————
Frank A. Ehmann

/s/	Henry D. Herr	Director	November 14, 2005
————————————
Henry D. Herr

/s/	C. Warren Neel	Director	November 14, 2005
————————————
C. Warren Neel

/s/	William C. O’Neil, Jr.	Director	November 14, 2005
————————————
William C. O’Neil, Jr.

/s/	Jay C. Bisgard	Director	November 14, 2005
————————————
Jay C. Bisgard

/s/	John W. Ballantine	Director	November 14, 2005
————————————
John W. Ballantine

/s/	Mary Jane England, M.D.	Director	November 14, 2005
————————————
Mary Jane England
61