Form 10-Q
period 2005-11-30
AMERICAN HEALTHWAYS INC
filed 2006-01-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2005

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

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

Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|     No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|     No |X|

As of January 4, 2006 there were outstanding 34,270,369 shares of the Registrant’s Common Stock, par value $.001 per share.

American Healthways, Inc.
Form 10-Q
Table of Contents

Part I

Item 1. Financial Statements

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	November 30, 2005	August 31, 2005

Current assets:
Cash and cash equivalents	$68,677	$63,467
Restricted cash	3,839	3,811
Accounts receivable, net
Billed	49,377	39,539
Unbilled	1,206	1,158
Prepaid expenses and other current assets	6,848	5,681
Deferred tax asset	3,345	3,305

Total current assets	133,292	116,961

Property and equipment:
Leasehold improvements	13,659	12,836
Computer equipment and related software	65,527	61,772
Furniture and office equipment	16,562	16,294

	95,748	90,902
Less accumulated depreciation	(55,921)	(51,114)

	39,827	39,788

Other assets	2,358	2,065

Intangible assets, net	15,137	16,120

Goodwill, net	96,042	96,020

Total assets	$286,656	$270,954

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30, 2005	August 31, 2005(1)

Current liabilities:
Accounts payable	$4,680	$3,622
Accrued salaries and benefits	16,474	26,845
Accrued liabilities	5,404	5,006
Contract billings in excess of earned revenue	16,818	8,037
Income taxes payable	2,591	660
Current portion of long-term debt	167	163
Current portion of long-term liabilities	2,077	1,984

Total current liabilities	48,211	46,317

Long-term debt	386	416

Long-term deferred tax liability	5,457	8,236

Other long-term liabilities	9,703	9,055

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized,
34,121,322 and 33,808,518 shares outstanding	34	34
Additional paid-in capital	118,938	109,425
Retained earnings	103,927	97,471

Total stockholders’ equity	222,899	206,930

Total liabilities and stockholders’ equity	$286,656	$270,954

(1)	Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended November 30,
	2005	2004

Revenues	$90,592	$71,186
Cost of services	63,845	45,972

Gross margin	26,747	25,214

Selling, general and administrative expenses	10,123	6,173
Depreciation and amortization	5,663	5,462
Interest expense	255	642

Income before income taxes	10,706	12,937
Income tax expense	4,250	5,175

Net income	$6,456	$7,762

Earnings per share:
Basic	$0.19	$0.24
Diluted	$0.18	$0.22

Weighted average common
shares and equivalents:
Basic	33,961	32,922
Diluted	35,973	35,289

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2005

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance, August 31, 2005	$—	$34	$109,425	$97,471	$206,930

Net income	—	—	—	6,456	6,456

Exercise of stock options and other	—	—	2,237	—	2,237

Tax benefit of option exercises	—	—	4,055	—	4,055

Share-based employee compensation expense	—	—	3,221	—	3,221

Balance, November 30, 2005	$—	$34	$118,938	$103,927	$222,899

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2005	2004(1)

Cash flows from operating activities:
Net income	$6,456	$7,762
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	5,663	5,462
Amortization of deferred loan costs	117	164
Share-based employee compensation expense	3,221	147
Excess tax benefits from share-based payment arrangements	(3,842)	1,142
Increase in accounts receivable, net	(9,886)	(4,881)
Increase in other current assets	(1,167)	(818)
Increase (decrease) in accounts payable	1,058	(4,492)
(Decrease) increase in accrued salaries and benefits	(10,371)	2,112
Increase in other current liabilities	15,167	1,134
Deferred income taxes	(2,822)	—
Other	741	424
Decrease in other assets	159	160

Net cash flows provided by operating activities	4,494	8,316

Cash flows from investing activities:
Acquisition of property and equipment	(4,716)	(2,098)
Business acquisitions, net of cash acquired	(22)	1,176

Net cash flows used in investing activities	(4,738)	(922)

Cash flows from financing activities:
Increase in restricted cash	(28)	(949)
Proceeds from issuance of long-term debt	—	48,000
Deferred loan costs	(569)	(730)
Excess tax benefits from share-based payment arrangements	3,842	—
Payments of long-term debt	(26)	(71,109)
Exercise of stock options	2,235	1,124

Net cash flows provided by (used in) financing activities	5,454	(23,664)

Net increase (decrease) in cash and cash equivalents	5,210	(16,270)

Cash and cash equivalents, beginning of period	63,467	45,147

Cash and cash equivalents, end of period	$68,677	$28,877

(1)	Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

AMERICAN HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

         The accompanying consolidated financial statements of American Healthways, Inc. and its wholly-owned subsidiaries for the three months ended November 30, 2005 and 2004 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

         We have omitted certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

(2)	Restricted Cash

         Restricted cash represents funds held in escrow in connection with a contractual requirement (see Note 7).

(3)	Share-Based Compensation

         We have several shareholder-approved stock incentive plans for employees. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees with those of our shareholders. Prior to September 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

         For the three months ended November 30, 2004, we recorded compensation expense under APB No. 25 of approximately $0.1 million. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We generally recognize compensation expense related to fixed award stock options with graded vesting on a straight-line basis over the vesting period.

         Effective September 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended November 30, 2005 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2) compensation cost for all share-based payments granted on or after September 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

         For the three months ended November 30, 2005, we recognized share-based compensation cost of $3.2 million, which consisted of $1.5 million in cost of services and $1.7 million in selling, general and administrative expenses. We also recognized a total income tax benefit in the income statement for share-based compensation arrangements of $1.2 million. We did not capitalize any share-based compensation cost.

         As a result of adopting Statement 123(R), income before income taxes and net income for the three months ended November 30, 2005 were $3.2 million and $2.0 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three months ended November 30, 2005 was $.06 and $.05 per share, respectively.

         Prior to adopting Statement 123(R), we presented the tax benefit of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

         Statement 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the company had adopted Statement 123 for recognition purposes on its effective date.

         We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as a financing cash inflow for the three months ended November 30, 2005 of $3.8 million would not have been materially different if we had not adopted Statement 123(R); however, they would have been classified as an operating cash inflow rather than as a financing cash inflow.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for three months ended November 30, 2004:

Three Months Ended November 30, 2004

(In $000s, except per share data)
Net income, as reported	$7,762
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	88
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,646)

Pro forma net income	$6,204

Earnings per share:
Basic - as reported	$0.24
Basic - pro forma	$0.19

Diluted - as reported	$0.22
Diluted - pro forma	$0.18

         As noted above, we have several shareholder-approved stock incentive plans for employees under which we have granted non-qualified stock options, restricted stock, and restricted stock units. We typically grant options under these plans at market value on the date of grant. The options generally vest over or at the end of four years. Options granted on or after August 24, 2005 expire seven years from the date of grant, while options granted before August 24, 2005 expire ten years from the date of grant. Share awards generally vest at the end of four years. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At November 30, 2005, we have reserved approximately 671,000 shares for future equity grants.

         As of November 30, 2005, there was $32.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options

         In June 2005, we changed from the Black-Scholes option valuation model (“Black-Scholes model”) to a lattice-based binomial option valuation model (“lattice binomial model”), which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. For the three months ended November 30, 2005, we used a third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. For the three months ended November 30, 2005, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock. The expected term of options granted was derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding. We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

         For the three months ended November 30, 2004, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise and employee termination experience.

         The following table shows the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models:

	Three Months Ended November 30,
	2005	2004

Expected volatility	47.67%	59.84%
Expected dividends	—	—
Expected term (in years)	5.3	7.4
Risk-free rate	3.77%	4.07%

         A summary of option activity as of November 30, 2005 and changes during the three months then ended is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at September 1, 2005	6,485	$16.53
Granted	56	40.89
Exercised	(313)	7.74
Forfeited or expired	(13)	19.85

Outstanding at November 30, 2005	6,215	$17.18	6.8	$108,788

Exercisable at November 30, 2005	3,310	$9.76	6.0	$33,958

         The weighted-average grant-date fair value of options granted during the three months ended November 30, 2005 and 2004 was $18.81 and $17.99, respectively. The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended November 30, 2005 and 2004 was $10.2 million and $2.8 million, respectively.

         Cash received from option exercises under all share-based payment arrangements for the three months ended November 30, 2005 and 2004 was $2.2 million and $1.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $4.1 million and $1.1 million for the three months ended November 30, 2005 and 2004, respectively.

Restricted Stock and Restricted Stock Units

         The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the company’s common stock on the grant date. The weighted-average grant-date fair value of nonvested shares granted during the three months ended November 30, 2005 and 2004 was $41.79 and $27.00, respectively.

         The following table shows a summary of our nonvested shares as of November 30, 2005 as well as activity during the three months then ended. No shares vested during the three months ended November 30, 2005 or 2004.

Nonvested Shares	Shares (000s)	Weighted-Average Grant- Date Fair Value

Nonvested at September 1, 2005	94	$43.44
Granted	2	41.79
Vested	—	—
Forfeited	—	—

Nonvested at November 30, 2005	96	$43.41

(4)	Goodwill

         The change in the carrying amount of goodwill during the three months ended November 30, 2005 is shown below:

(In $000s)
Balance, August 31, 2005	$96,020
Health IQ purchase price adjustment	22

Balance, November 30, 2005	$96,042

         On June 8, 2005, we acquired certain assets from Health IQ Diagnostics, LLC (“Health IQ”), a health support company that uses a proprietary model to provide enrollees of employer-sponsored health plans and their dependents with a personal health risk assessment and score as well as the information they need to maintain or improve their health status. The Health IQ purchase price adjustment for the three months ended November 30, 2005 relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

(5)	Intangible and Other Assets

         Intangible assets subject to amortization at November 30, 2005 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$4,573	$5,590
Customer contracts	9,228	4,185	5,043
Other	200	40	160

Total	$19,591	$8,798	$10,793

         Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for each of the three months ended November 30, 2005 and 2004 was $1.0 million. Estimated amortization expense for the remainder of fiscal 2006 and the following four fiscal years thereafter is $2.9 million, $3.9 million, $3.9 million, $40,000, and $10,000, respectively. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

         Intangible assets not subject to amortization at November 30, 2005 consist of a trade name of $4.3 million associated with the StatusOne Health Systems, LLC (“StatusOne”) acquisition. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

         Other assets consist primarily of deferred loan costs net of accumulated amortization.

(6)	Long-Term Debt

         On October 29, 2004, we amended our previous revolving credit and term loan agreement dated September 5, 2003 (the “Former Credit Agreement”) by entering into a First Amended and Restated Revolving Credit Loan Agreement (the “First Amended Credit Agreement”). The First Amended Credit Agreement provided us with up to $150.0 million in borrowing capacity, including a $75.0 million sub facility for letters of credit, under a senior revolving credit facility that was to expire on October 29, 2009. We repaid the outstanding principal on the term loan under the Former Credit Agreement of $48.0 million with $23.0 million in cash and a $25.0 million draw on the revolving credit facility under the First Amended Credit Agreement.

         The First Amended Credit Agreement required us to repay the principal on any loans at the maturity date of October 29, 2009. Borrowings under the First Amended Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. The First Amended Credit Agreement also provided for a fee ranging between 0.25% and 0.5% of unused commitments.

         On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of November 30, 2005, our available line of credit totaled $249.3 million.

         The Second Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of September 19, 2010. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5% or at the prime rate. The Second Amended Credit Agreement also provides for a fee ranging between 0.175% and 0.3% of unused commitments. The Second Amended Credit Agreement is secured by guarantees from our active domestic subsidiaries and by security interests in substantially all of our and our subsidiaries’ assets.

         The Second Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of November 30, 2005, we were in compliance with all of the financial covenant requirements of the Second Amended Credit Agreement.

         As of November 30, 2005, there were letters of credit outstanding under the Second Amended Credit Agreement for $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

(7)	Commitments and Contingencies

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

(8)	Stockholder Matters

         On November 11, 2005, the Board of Directors unanimously approved and recommended that its stockholders approve an amendment to the Company’s Restated Certificate of Incorporation, as amended. The amendment would change the name of the Company from American Healthways, Inc. to “Healthways, Inc.,” pending stockholder approval at the Annual Meeting of Stockholders to be held on January 19, 2006. As we strengthen our emphasis on international business opportunities, we believe the name “Healthways, Inc.” will better reflect our business strategies and opportunities and will receive better market recognition and acceptance than our current name.

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

         We believe that our patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, have demonstrated that they assist in providing more effective care for the enrollee populations diagnosed with one or more diseases or conditions, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees.

         Our integrated health and care support product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, high-risk obesity, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence, as well as high-risk population management. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

         The flexibility of our programs allows customers to enter the health and care support market at the level they deem appropriate for their organization. Customers may select a single or multiple chronic disease approach, a total-population, or high-risk approach, in which people with more than one disease or condition receive the benefit of multiple programs at a single cost.

         In December 2004, we were selected by CMS to participate in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

Highlights of Performance for the Three Months Ended November 30, 2005

•	Revenues increased 27.3% compared to the first quarter of fiscal 2005.

•	Actual lives under management at November 30, 2005 increased 27.8% from November 30, 2004, which included a 64.4% increase in self-insured employer actual lives under management to 666,000 at November 30, 2005 from 405,000 at November 30, 2004.

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

Customer Contracts

Contract Terms

         We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business [e.g. Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage, Administrative Services Only (“ASO”)]. Contracts generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms. Some contracts allow the health plan to terminate early under certain conditions.

         Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during the three months ended November 30, 2005 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

         Our hospital contracts represent hospital-based diabetes treatment centers located in and operated under contracts with general acute-care hospitals. The primary goal of each center is to create a center of excellence for the treatment of diabetes in the community in which it is located to enhance the quality of care to this population, thereby increasing the hospital’s market share of diabetes patients and lowering the hospital’s cost of providing services. For the three months ended November 30, 2005, revenues from our 48 hospital contracts accounted for approximately 3% of total revenues.

Information Systems

         Our contracts require sophisticated management information systems to help us manage the care of large populations of health plan members with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after we implement our programs. We have developed and are continually expanding and improving our proprietary clinical, data management, and reporting systems, to continue to meet our information management needs for our health and care support services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software and hardware and in our information technology staff.

Operating Contract Renewals

         Our contract revenues depend on the contractual terms we establish and maintain with health plans to provide health and care support services to their members. Some contracts allow the health plan to terminate early under certain conditions. There are 10 health plan contracts scheduled to expire in fiscal 2006, representing in the aggregate approximately 4% of revenues for the three months ended

November 30, 2005. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

         Approximately 38% of our revenues for the three months ended November 30, 2005 were derived from two customers that each comprised more than 10% of our revenues for the period. The loss of either of these customers or any other large health plan customer or a reduction in the profitability of any contract with these customers would have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

         We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at November 30, 2005 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at November 30, 2005 and November 30, 2004.

At November 30,	2005	2004

Actual lives under management	1,814,000	1,419,000
Annualized revenue in backlog (in $000s)	$40,172	$38,557

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

         We have seen increasing demand for our health and care support services from health plans’ ASO customers. These customers are typically self-insured employers for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, as appropriate.

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

         We anticipate that we will incur significant costs during the remainder of fiscal 2006 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities, one or more of which we may make minority investments in or acquire for stock and/or cash.

Critical Accounting Policies

         We describe our accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005. We prepare the consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We believe the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

         We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., PPO, HMO,

Medicare Advantage, and ASO). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their ASO customers typically have one-year terms.

         Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during the three months ended November 30, 2005 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

         During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of November 30, 2005, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $62.1 million. Of this amount, $44.6 million was based entirely on actual data received from our customers, while $17.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or a health plan’s medical cost trend compared to a baseline year. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to health plan data deficiencies, omissions, and/or data discrepancies.

         Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the three months ended November 30, 2005, we recognized a net increase in revenue of $1.0 million that related to services provided prior to fiscal 2006.

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

Share-Based Compensation

         On September 1, 2005, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. In June 2005, we changed the method we use to estimate the fair values of stock options from the Black-Scholes model to a lattice binomial model, which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. We use a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Results of Operations

         The following table shows the components of the statements of operations for the three months ended November 30, 2005 and November 30, 2004 expressed as a percentage of revenues.

	Three Months Ended November 30,

	2005	2004

Revenues	100.0%	100.0%
Cost of services	70.5%	64.6%

Gross margin	29.5%	35.4%

Selling, general and administrative expenses	11.2%	8.7%
Depreciation and amortization	6.2%	7.7%
Interest expense	0.3%	0.9%

Income before income taxes	11.8%	18.1%
Income tax expense	4.7%	7.3%

Net income	7.1%	10.8%

Revenues

         Revenues for the three months ended November 30, 2005 increased 27.3% over the three months ended November 30, 2004, primarily due to the following:

•	an increase in the number of self-insured employer actual lives under management from 405,000 at November 30, 2004 to 666,000 at November 30, 2005;
•	the commencement of thirteen new health plan contracts since November 30, 2004;
•	existing health plan customers adding or expanding ten new programs since November 30, 2004;
•	revenues from the MHS pilots of $1.6 million during the three months ended November 30, 2005; and
•	increased membership in our customers’ existing programs.

         We anticipate that total revenues for the remainder of fiscal 2006 will increase over fiscal 2005 revenues primarily due to the expansion of existing contracts, increasing demand for our health and care support services from self-insured employers who contract with our health plan customers, anticipated new health plan contracts, and revenues from the MHS pilots.

Cost of Services

         Cost of services as a percentage of revenues increased to 70.5% for the three months ended November 30, 2005 compared to 64.6% for the same period in fiscal 2004. This increase is primarily related to costs of servicing the two MHS pilots, which began in August and September of 2005, respectively. A substantial majority of our fees under these pilots are performance-based and, consistent with our experience with new contracts with performance-based fees, have not yet been recognized as revenue because we are not yet able to measure performance. For the three months ended November 30, 2005, excluding both revenues of $1.6 million, which represent the non-performance-based portion of our fees under one of the MHS pilots, and costs of $4.8 million attributable to the MHS pilots, cost of services as a percentage of revenues would have increased to 66.3% from 64.6% for the three months ended November 30, 2005 and 2004, respectively, primarily due to the following:

•	long-term incentive compensation costs of $1.5 million during the first quarter of fiscal 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to no corresponding long-term incentive costs during the first quarter of fiscal 2005;
•	an increase in the employee bonus accrual during the three months ended November 30, 2005 compared to the three months ended November 30, 2004; and
•	a new enterprise agreement for software licensing and servicing entered into in November 2004, which enhanced and expanded a previous agreement that expired in August 2004.

These increases were slightly offset by decreases related to increased capacity utilization, economies of scale, and productivity enhancements during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

         We anticipate that cost of services for the remainder of fiscal 2006 will increase over fiscal 2005 primarily as a result of share-based payments required to be expensed under SFAS No. 123(R) and other long-term employee incentive costs, operating costs related to the MHS pilots, increases in operating staff required for expected increases in demand for our services, increases in indirect staff costs associated with the continuing development and implementation of our health and care support services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of revenues increased to 11.2% for the three months ended November 30, 2005 compared to 8.7% for the same period in fiscal 2005. Excluding costs attributable to pursuing opportunities in international markets, which totaled $0.6 million for the three months ended November 30, 2005 compared to no corresponding costs during the three months ended November 30, 2004, selling, general and administrative expenses as a percentage of revenues would have increased to 10.5% from 8.7% for the three months ended November 30, 2005 and 2004, respectively, primarily due to the following:

•	long-term incentive compensation costs of $1.8 million during the first quarter of fiscal 2006, which consisted of share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to $0.1 million of share-based compensation costs during the first quarter of fiscal 2005; and
•	investments in market assessment and enterprise scalability initiatives to support our anticipated future growth.

         We anticipate that selling, general and administrative expenses for the remainder of fiscal 2006 will increase over fiscal 2005 primarily due to share-based payments required to be expensed under SFAS No. 123(R) and other long-term employee incentive costs, anticipated investments in international initiatives, and increases in indirect support costs for our existing and anticipated new and expanded health plan contracts.

Depreciation and Amortization

         Depreciation and amortization expense for the three months ended November 30, 2005 increased 3.7% over the same period in fiscal 2005 primarily due to increased depreciation and amortization expense associated with equipment, software, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, expand our corporate office, and increase calling capacity at existing care enhancement centers.

         We anticipate that depreciation and amortization expense for the remainder of fiscal 2006 will increase over fiscal 2005 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

         Interest expense for the three months ended November 30, 2005 decreased 60.3% compared to the three months ended November 30, 2004 primarily due to a reduction in our long-term debt balance resulting from net repayments of $25.0 million of revolving debt since November 30, 2004.

         We anticipate that interest expense for the remainder of fiscal 2006 will decrease over fiscal 2005 primarily as a result of a lower balance of long-term debt.

Income Tax Expense

         Our effective tax rate decreased to 39.7% for the three months ended November 30, 2005 compared to 40.0% for the three months ended November 30, 2004, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

         Operating activities for the three months ended November 30, 2005 generated cash flows of $4.5 million compared to $8.3 million for the three months ended November 30, 2004. The decrease in operating cash flow of $3.8 million resulted primarily from a higher employee bonus payment in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and a decrease in cash collections on accounts receivable due to a delay in monthly payments from two large customers, which were received in early December 2005. These decreases were slightly offset by increased payments in the first quarter of fiscal 2005 related to accounts payable accrued at August 31, 2004 associated with capital expenditures for upgrades to hardware in support of core business functions and an increase in cash collections recorded to contract billings in excess of earned revenue in the first quarter of fiscal 2006 compared to the first quarter of 2005, primarily related to the MHS pilots.

         Investing activities during the three months ended November 30, 2005 used $4.7 million in cash, which primarily consisted of the purchase of property and equipment associated with the addition of information technology hardware and software.

         Financing activities for the three months ended November 30, 2005 generated $5.5 million in cash primarily due to proceeds from the exercise of stock options and the related tax benefit.

         On September 19, 2005, we amended and restated the First Amended Credit Agreement and entered into the Second Amended Credit Agreement, which provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of November 30, 2005, our available line of credit totaled $249.3 million.

         The Second Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of September 19, 2010. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5% or at the prime rate. The Second Amended Credit Agreement also provides for a fee ranging between 0.175% and 0.3% of unused commitments. The Second Amended Credit Agreement is secured by guarantees from our active domestic subsidiaries and by security interests in substantially all of our and our subsidiaries’ assets.

         The First Amended Credit Agreement provided us with up to $150.0 million in borrowing capacity and contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Second Amended Credit Agreement contains similar financial covenants with the exclusion of the interest coverage ratio. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. As of November 30, 2005, we were in compliance with all of the covenant requirements of the Second Amended Credit Agreement.

         As of November 30, 2005, there were letters of credit outstanding under the Second Amended Credit Agreement totaling $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We are subject to market risk related to interest rate changes, primarily as a result of the Second Amended Credit Agreement and the First Amended Credit Agreement, which bear interest based on floating rates. Borrowings under the First Amended Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, or a combination thereof. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5% or at the prime rate. We do not execute transactions or hold derivative financial instruments for trading purposes.

         Because there was no variable rate debt outstanding during the three months ended November 30, 2005, a one-point interest rate change would not have caused interest expense to fluctuate for the three months ended November 30, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

         During the first quarter of fiscal 2006, we implemented an enterprise resource planning system including modules for cash management, fixed assets, payables, purchasing, general ledger, and financial reporting. We expect this implementation to improve our internal control over financial reporting by allowing us to maintain more detailed financial information and implement more automated controls, thereby reducing manual processes. Other than this change, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

         Not Applicable.

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

American Healthways, Inc. —————————————— (Registrant)

Date January 9, 2006 ——————————	By	/s/ Mary A. Chaput —————————————— Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date January 9, 2006 ——————————	By	/s/ Alfred Lumsdaine —————————————— Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)