Form 10-Q
period 2006-02-28
HEALTHWAYS, INC
filed 2006-04-07
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2006

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

American Healthways, Inc.

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒       Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

As of April 3, 2006 there were outstanding 34,515,322 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	February 28, 2006	August 31, 2005 (1)

Current assets:
Cash and cash equivalents	$101,781	$63,467
Restricted cash	—	3,811
Accounts receivable, net	48,494	40,697
Prepaid expenses and other current assets	7,891	5,681
Income taxes receivable	1,162	—
Deferred tax asset	3,783	3,305

Total current assets	163,111	116,961

Property and equipment:
Leasehold improvements	13,826	12,836
Computer equipment and related software	70,574	61,772
Furniture and office equipment	16,933	16,294

	101,333	90,902
Less accumulated depreciation	(60,960)	(51,114)

	40,373	39,788

Other assets	2,203	2,065

Intangible assets, net	14,154	16,120

Goodwill, net	96,090	96,020

Total assets	$315,931	$270,954

(1) Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28, 2006	August 31, 2005 (1)

Current liabilities:
Accounts payable	$4,458	$3,622
Accrued salaries and benefits	28,426	26,845
Accrued liabilities	3,904	5,006
Contract billings in excess of earned revenue	22,724	8,037
Income taxes payable	—	660
Current portion of long-term debt	171	163
Current portion of long-term liabilities	2,063	1,984

Total current liabilities	61,746	46,317

Long-term debt	329	416

Long-term deferred tax liability	2,955	8,236

Other long-term liabilities	9,799	9,055

Stockholders’ equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 75,000,000 shares authorized, 34,463,535 and 33,808,518 shares outstanding	34	34
Additional paid-in capital	129,808	109,425
Retained earnings	111,260	97,471

Total stockholders’ equity	241,102	206,930

Total liabilities and stockholders’ equity	$315,931	$270,954

(1) Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005

Revenues	$100,021	$75,337	$190,612	$146,523
Cost of services	70,859	48,132	134,703	94,103

Gross margin	29,162	27,205	55,909	52,420

Selling, general and administrative expenses	10,919	7,287	21,042	13,460
Depreciation and amortization	5,825	5,493	11,488	10,955
Interest expense	257	472	512	1,114

Income before income taxes	12,161	13,953	22,867	26,891
Income tax expense	4,828	5,512	9,078	10,687

Net income	$7,333	$8,441	$13,789	$16,204

Earnings per share:
Basic	$0.21	$0.26	$0.40	$0.49
Diluted	$0.20	$0.24	$0.38	$0.46

Weighted average common shares and equivalents:
Basic	34,321	33,073	34,140	32,997
Diluted	36,300	35,490	36,136	35,390

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended February 28, 2006

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance, August 31, 2005	$—	$34	$109,425	$97,471	$206,930

Net income	—	—	—	13,789	13,789

Exercise of stock options and other	—	—	4,484	—	4,484

Tax benefit of option exercises	—	—	9,342	—	9,342

Share-based employee compensation expense	—	—	6,557	—	6,557

Balance, February 28, 2006	$—	$34	$129,808	$111,260	$241,102

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2006	2005(1)

Cash flows from operating activities:
Net income	$13,789	$16,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,488	10,955
Amortization of deferred loan costs	237	272
Share-based employee compensation expense	6,557	295
Excess tax benefits from share-based payment arrangements	(8,935)	2,878
Increase in accounts receivable, net	(7,797)	(7,073)
Increase in other current assets	(3,372)	(2,490)
Increase (decrease) in accounts payable	836	(5,678)
Increase in accrued salaries and benefits	1,581	6,175
Increase (decrease) in other current liabilities	22,269	(3,818)
Deferred income taxes	(5,762)	—
Other	2,051	1,048
Decrease in other assets	206	319
Payments on other long-term liabilities	(1,221)	(650)

Net cash flows provided by operating activities	31,927	18,437

Cash flows from investing activities:
Acquisition of property and equipment	(10,108)	(5,035)
Business acquisitions, net of cash acquired	(70)	1,176
Proceeds from sale of investments	—	2,000
Purchases of investments	—	(2,000)

Net cash flows used in investing activities	(10,178)	(3,859)

Cash flows from financing activities:
Decrease (increase) in restricted cash	3,811	(1,930)
Proceeds from issuance of long-term debt	—	48,000
Deferred loan costs	(581)	(730)
Excess tax benefits from share-based payment arrangements	8,935	—
Payments of long-term debt	(79)	(78,150)
Exercise of stock options	4,479	1,601

Net cash flows provided by (used in) financing activities	16,565	(31,209)

Net increase (decrease) in cash and cash equivalents	38,314	(16,631)

Cash and cash equivalents, beginning of period	63,467	45,147

Cash and cash equivalents, end of period	$101,781	$28,516

(1) Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

        The accompanying consolidated financial statements of Healthways, Inc. (formerly American Healthways, Inc.) and its wholly-owned subsidiaries for the six months ended February 28, 2006 and 2005 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

(2) Restricted Cash

        Restricted cash at August 31, 2005 represented funds held in escrow in connection with a contractual requirement with a customer (see Note 7). In accordance with the terms of the contract, in January 2006 the entire $3.8 million was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

(3) Share-Based Compensation

        We have several shareholder-approved stock incentive plans for employees. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees with those of our stockholders. Prior to September 1, 2005, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

        For the three and six months ended February 28, 2005, we recorded compensation expense under APB No. 25 of approximately $0.1 million and $0.3 million, respectively. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We generally recognize compensation expense related to fixed award stock options with graded vesting on a straight-line basis over the vesting period.

        Effective September 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended February 28, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and

2) compensation cost for all share-based payments granted on or after September 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

        For the three and six months ended February 28, 2006, we recognized share-based compensation costs of $3.3 million and $6.6 million respectively, which consisted of $1.6 million and $3.2 million in cost of services and $1.7 million and $3.4 million in selling, general and administrative expenses, respectively. We also recognized a total income tax benefit in the income statement for share-based compensation arrangements of $1.3 million and $2.6 million for the three and six months ended February 28, 2006. We did not capitalize any share-based compensation costs.

        As a result of adopting Statement 123(R), income before income taxes and net income for the three months ended February 28, 2006 were $3.3 million and $2.0 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. These amounts were $6.6 million and $4.0 million lower, respectively, for the six months ended February 28, 2006. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three months ended February 28, 2006 was $0.06 and $0.05 per share, respectively. The resulting reduction in basic and diluted earnings per share for the six months ended February 28, 2006 was $0.12 and $0.11 per share, respectively.

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

        We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as a financing cash inflow for the six months ended February 28, 2006 of $8.9 million would not have been materially different if we had not adopted Statement 123(R); however, they would have been classified as an operating cash inflow rather than as a financing cash inflow.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended February 28, 2005:

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005

(In $000s, except per share data)
Net income, as reported	$8,441	$16,204
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	89	178
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(1,597)	(3,228)

Pro forma net income	$6,933	$13,154

Earnings per share:
Basic - as reported	$0.26	$0.49
Basic - pro forma	$0.21	$0.40

Diluted - as reported	$0.24	$0.46
Diluted - pro forma	$0.20	$0.37

As noted above, we have several stockholder-approved stock incentive plans for employees under which we have granted non-qualified stock options, restricted stock, and restricted stock units. We typically grant options under these plans at market value on the date of grant. The options generally vest over or at the end of four years. Options granted on or after August 24, 2005 expire seven years from the date of grant, while options granted before August 24, 2005 expire ten years from the date of grant. Restricted share awards generally vest at the end of four years. Certain option and restricted share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At February 28, 2006, we have reserved approximately 627,000 shares for future equity grants.

As of February 28, 2006, there was $30.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

In June 2005, we changed from the Black-Scholes option valuation model (“Black-Scholes model”) to a lattice-based binomial option valuation model (“lattice binomial model”), which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. For the three and six months ended February 28, 2006, we contracted with a third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. For the three and six months ended February 28, 2006, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock. The expected term of options granted was derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding. We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

For the three and six months ended February 28, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the three and six months ended February 28, 2006 and 2005:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005

Weighted average grant -
date fair value of options	$22.84	$20.81	$20.78	$19.48

Assumptions:
Expected volatility	47.67%	59.46%	47.67%	59.64%
Expected dividends	—	—	—	—
Expected term (in years)	5.3	7.6	5.3	7.5
Risk-free rate	3.77%	4.18%	3.77%	4.13%

A summary of option activity as of February 28, 2006 and changes during the six months then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at September 1, 2005	6,485	$16.53
Granted	56	40.89
Exercised	(313)	7.74
Forfeited or expired	(13)	19.85

Outstanding at November 30, 2005	6,215	17.18
Granted	53	45.16
Exercised	(341)	6.02
Forfeited or expired	(22)	19.74

Outstanding at February 28, 2006	5,905	18.06	6.7	$150,564

Exercisable at February 28, 2006	3,037	10.29	6.0	$101,033

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended February 28, 2006 and 2005 was $13.4 million and $4.5 million, respectively. The total intrinsic value of options exercised during the six months ended February 28, 2006 and 2005 was $23.6 million and $7.3 million, respectively.

Cash received from option exercises under all share-based payment arrangements for the six months ended February 28, 2006 and 2005 was $4.5 million and $1.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $9.3 million and $2.9 million for the six months ended February 28, 2006 and 2005, respectively.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the three months ended February 28, 2006 was $46.35. Nonvested shares were not granted during the three months ended February 28, 2005. The weighted average grant-date fair value of nonvested shares granted during the six months ended February 28, 2006 and 2005 was $45.83 and $27.10, respectively.

The following table shows a summary of our nonvested shares as of February 28, 2006 as well as activity during the six months then ended. No shares vested during the six months ended February 28, 2006 or 2005.

Nonvested Shares	Shares (000s)	Weighted Average Grant-Date Fair Value

Nonvested at September 1, 2005	94	$43.38
Granted	2	41.79
Vested	—	—
Forfeited	—	—

Nonvested at November 30, 2005	96	43.35
Granted	12	46.35
Vested	—	—
Forfeited	—	—

Nonvested at February 28, 2006	108	43.68

(4)	Goodwill

The change in the carrying amount of goodwill during the six months ended February 28, 2006 is shown below:

(In $000s)
Balance, August 31, 2005	$96,020
Health IQ purchase price adjustment	70

Balance, February 28, 2006	$96,090

On June 8, 2005, we acquired certain assets from Health IQ Diagnostics, LLC (“Health IQ”), a health support company that uses a proprietary model to provide enrollees of employer-sponsored health plans and their dependents with a personal health risk assessment and score as well as the information they need to maintain or improve their health status. The Health IQ purchase price adjustment for the six months ended February 28, 2006 relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

(5) Intangible and Other Assets

        Intangible assets subject to amortization at February 28, 2006 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$5,082	$5,081
Customer contracts	9,217	4,638	4,579
Other	200	50	150

Total	$19,580	$9,770	$9,810

        Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for each of the six months ended February 28, 2006 and 2005 was $2.0 million. Estimated amortization expense for the remainder of fiscal 2006 and the following four fiscal years thereafter is $2.0 million, $3.9 million, $3.9 million, $40,000, and $10,000, respectively. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

        Intangible assets not subject to amortization at February 28, 2006 consist of a trade name of $4.3 million associated with the StatusOne Health Systems, LLC (“StatusOne”) acquisition. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

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

        On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of February 28, 2006, our available line of credit totaled $249.3 million.

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

        The Second Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of February 28, 2006, we were in compliance with all of the financial covenant requirements of the Second Amended Credit Agreement.

        As of February 28, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement for $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

(7) Commitments and Contingencies

        In conjunction with contractual requirements under one contract that began on March 1, 2004, we funded an escrow account in the amount of approximately $3.8 million, which was classified as restricted cash. We were required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we did not perform at target levels. In accordance with the terms of the contract, in January 2006 the entire $3.8 million was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

        Pursuant to an earn-out agreement executed in connection with the acquisition of certain assets of Health IQ, we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

        In June 1994, a former employee whom we dismissed in February 1994 filed a “whistle blower” action on behalf of the United States government. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued Healthways, Inc. and our wholly-owned subsidiary, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals.

        Healthways, Inc. has since been dismissed as a defendant; however, the case is still pending against AHSI before the United States District Court for the District of Columbia. In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached with the United States government.

        The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. In February 2006, WPMC filed an arbitration claim seeking indemnification from us for certain costs and expenses incurred by it in connection with the case. Substantial discovery has taken place to date and additional discovery is expected to occur. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

        We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and the related arbitration proceeding, and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of these matters, which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case and all related matters will not have a material effect on our liquidity or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive health and care support programs and services, including disease management and care enhancement services to health plans, the Centers for Medicare & Medicaid Services (“CMS”), and hospitals in addition to wellness programs to health plans and employers, in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

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

        Our programs are designed to help people lead healthier lives by making sure they understand and follow doctors’ orders including medication compliance, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves to exercise more, lose weight, quit smoking or otherwise improve their current health status.

        We believe that our patient and physician support regimens, delivered and/or supervised by a multi-disciplinary team, have demonstrated that they assist in providing more effective care for the enrollee populations diagnosed with one or more diseases or conditions, which will improve the health status of the enrollee populations with the disease or condition and reduce both the short-term and long-term health-care costs for these enrollees. In addition, our consumer-directed health support services enable health plans and employers to reach and engage everyone in their covered populations through interventions which are sensitive and specific to each individual’s health risks and needs, thereby motivating behavior change and generating measurable cost savings.

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

Highlights of Performance for the Six Months Ended February 28, 2006

•	Revenues increased 30.1% compared to the six months ended February 28, 2005.
•	Actual lives under management at February 28, 2006 increased 36.3% from February 28, 2005, which included a 66.2% increase in self-insured employer actual lives under management to 811,000 at February 28, 2006 from 488,000 at February 28, 2005.

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include but are not limited to:

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

Customer Contracts

Contract Terms

        We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between the health plan’s lines of business [e.g. Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage]. Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms. Some contracts allow the health plan to terminate early under certain conditions.

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during the six months ended February 28, 2006 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Contract Revenues

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

        Approximately 39% of our revenues for the six months ended February 28, 2006 were derived from two customers that each comprised more than 10% of our revenues for the period. The loss of either of these customers or any other large health plan customer or a reduction in the profitability of any contract with these customers would have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

        We measure the volume of participation in our programs by the actual number of health plan members and hospital patients who are benefiting from our services, which is reported as “actual lives under management.” Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at February 28, 2006 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at February 28, 2006 and February 28, 2005.

At February 28,	2006	2005

Actual lives under management	2,027,000	1,487,000
Annualized revenue in backlog (in $000s)	$5,215	$14,360

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

        As a result, historically, actual lives under management for existing contracts have decreased between 6% and 8% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in our second fiscal quarter. In recent years, the decrease in actual lives under management resulting from health plans’ seasonal enrollment and disenrollment has been offset by growth from self-insured employer accounts as many of these accounts have implemented new health and care support programs as of January 1, resulting in a sequential quarter increase in lives under management.

        Another seasonal impact on actual lives could occur if a health plan decided to withdraw coverage altogether for a specific line of business, such as Medicare Advantage, or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, we have experienced minimal covered life disenrollment from such decisions.

        We have seen increasing demand for our health and care support services from self-insured employer accounts for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, as appropriate.

Business Strategy

        Our primary strategy is to create value for governments, health plans, employers and consumers through health and care support programs and services that improve the quality and affordability of health-care. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and proprietary technologies to gain a competitive advantage in delivering our health and care support services.

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

Revenue Recognition

        We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between the health plan’s lines of business (e.g., PPO, HMO, Medicare Advantage). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms.

        Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during the six months ended February 28, 2006 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

        During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of February 28, 2006, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $48.3 million. Of this amount, $29.8 million was based entirely on actual data received from our customers, while $18.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or a health plan’s medical cost trend compared to a baseline year. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to health plan data deficiencies, omissions, and/or data discrepancies.

        Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the six months ended February 28, 2006, we recognized a net increase in revenue of $1.5 million that related to services provided prior to fiscal 2006.

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

Share-Based Compensation

        On September 1, 2005, we adopted SFAS No. 123(R), which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. In June 2005, we changed the method we use to estimate the fair values of stock options from the Black-Scholes model to a lattice binomial model, which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. We contract with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Results of Operations

        The following table shows the components of the statements of operations for the three and six months ended February 28, 2006 and 2005 expressed as a percentage of revenues:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	70.8%	63.9%	70.7%	64.2%

Gross margin	29.2%	36.1%	29.3%	35.8%
Selling, general and administrative expenses	10.9%	9.7%	11.0%	9.2%
Depreciation and amortization	5.8%	7.3%	6.0%	7.5%
Interest expense	0.3%	0.6%	0.3%	0.7%

Income before income taxes	12.2%	18.5%	12.0%	18.4%
Income tax expense	4.9%	7.3%	4.8%	7.3%

Net income	7.3%	11.2%	7.2%	11.1%

Revenues

        Revenues for the three months ended February 28, 2006 increased 32.8% compared to the three months ended February 28, 2005, primarily due to the following:

•	existing health plan customers adding or expanding 22 new programs since the beginning of the second quarter of fiscal 2005;
•	an increase in the number of self-insured employer actual lives under management from 488,000 at February 28, 2005 to 811,000 at February 28, 2006;
•	increased membership in our customers' existing programs;
•	the commencement of six new health plan contracts since the beginning of the second quarter of fiscal 2005; and
•	revenues from the MHS pilots of $1.5 million during the three months ended February 28, 2006.

        Revenues for the six months ended February 28, 2006 increased 30.1% compared to the six months ended February 28, 2005, primarily due to the following:

•	existing health plan customers adding or expanding 23 new programs since the beginning of fiscal 2005;
•	an increase in the number of self-insured employer actual lives under management from 488,000 at February 28, 2005 to 811,000 at February 28, 2006;
•	the commencement of six new health plan contracts since the beginning of fiscal 2005;
•	increased membership in our customers’ existing programs; and
•	revenues from the MHS pilots of $3.1 million during the six months ended February 28, 2006.

        We anticipate that total revenues for the remainder of fiscal 2006 will increase over fiscal 2005 revenues primarily due to the expansion of existing contracts, increasing demand for our health and care support services from self-insured employers who contract with our health plan customers, anticipated new health plan contracts, and revenues from the MHS pilots.

Cost of Services

        Cost of services as a percentage of revenues for the three months ended February 28, 2006 increased to 70.8% compared to 63.9% for the same period in fiscal 2005. This increase is primarily related to the following costs during the three months ended February 28, 2006 which were not incurred during the comparable period in fiscal 2005:

•	costs of servicing the two MHS pilots, which began in August and September of 2005, respectively. A substantial majority of our fees under the MHS pilots are performance-based and, consistent with our policy with new contracts which include performance-based fees, have not yet been recognized as revenue because we are not yet able to measure performance. For the three months ended February 28, 2006, we recorded revenues of $1.5 million, which represent the non-performance-based portion of our fees under one of the MHS pilots, and costs of $4.9 million attributable to the MHS pilots; and
•	long-term incentive compensation costs of $1.8 million incurred during the second quarter of fiscal 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management.

        Excluding the revenues and costs associated with the MHS pilots and the long-term incentive compensation costs noted above, cost of services as a percentage of revenues would have increased to 65.1% from 63.9% for the three months ended February 28, 2006 and 2005, respectively, primarily due to the following:

•	an increase in the employee performance bonus accrual during the three months ended February 28, 2006 compared to the three months ended February 28, 2005; and
•	increased expenditures for product development activities for the three months ended February 28, 2006 compared to the three months ended February 28, 2005.

These increases were somewhat offset by decreases related to increased capacity utilization, economies of scale, and productivity enhancements during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

        Cost of services as a percentage of revenues for the six months ended February 28, 2006 increased to 70.7% compared to 64.2% for the same period in fiscal 2005. This increase is primarily related to the following costs during the six months ended February 28, 2006 which were not incurred during the comparable period in fiscal 2005:

•	costs of servicing the two MHS pilots, which began in August and September of 2005, respectively. A substantial majority of our fees under the MHS pilots are performance-based and, consistent with our policy with new contracts which include performance-based fees, have not yet been recognized as revenue because we are not yet able to measure performance. For the six months ended February 28, 2006, we recorded revenues of $3.1 million, which represent the non-performance-based portion of our fees under one of the MHS pilots, and costs of $9.7 million attributable to the MHS pilots; and
•	long-term incentive compensation costs of $3.5 million incurred during the six months ended February 28, 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management.

        Excluding the revenues and costs associated with the MHS pilots and the long-term incentive compensation costs noted above, cost of services as a percentage of revenues would have increased to 64.9% from 64.2% for the six months ended February 28, 2006 and 2005, respectively, primarily due to the following:

•	an increase in the employee performance bonus accrual during the six months ended February 28, 2006 compared to the six months ended February 28, 2005;
•	a new enterprise agreement for software licensing and servicing entered into in November 2004, which enhanced and expanded a previous agreement that expired in August 2004; and
•	increased expenditures for product development activities for the six months ended February 28, 2006 compared to the six months ended February 28, 2005.

These increases were somewhat offset by decreases related to increased capacity utilization, economies of scale, and productivity enhancements during the six months ended February 28, 2006 compared to the six months ended February 28, 2005.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of revenues for the three and six months ended February 28, 2006 increased to 10.9% and 11.0%, respectively, compared to 9.7% and 9.2% for the same periods in fiscal 2005. These increases are primarily related to the following costs:

•	costs attributable to pursuing opportunities in international markets, which totaled $0.8 million and $1.4 million, respectively, for the three and six months ended February 28, 2006 compared to no corresponding costs during the three and six months ended February 28, 2005; and
•	long-term incentive compensation costs of $1.9 million and $3.7 million during the three and six months ended February 28, 2006, respectively, which consisted of share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to $0.1 million and $0.3 million of share-based compensation costs during the three and six months ended February 28, 2005, respectively.

        Excluding the costs above, selling, general and administrative expenses as a percentage of revenues would have decreased to 8.3% for the three and six months ended February 28, 2006, compared to 9.5% and 9.0%, respectively, for the same periods in fiscal 2005 primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

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

Depreciation and Amortization

        Depreciation and amortization expense for the three and six months ended February 28, 2006 increased 6.0% and 4.9%, respectively, over the same periods in fiscal 2005 primarily due to increased depreciation and amortization expense associated with equipment, software, leasehold improvements, and computer-related capital expenditures. We made these capital expenditures to enhance our health plan information technology capabilities, expand our corporate office, and increase calling capacity at existing care enhancement centers.

        We anticipate that depreciation and amortization expense for the remainder of fiscal 2006 will increase over fiscal 2005 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

        Interest expense for the three and six months ended February 28, 2006 decreased 45.6% and 54.0%, respectively, compared to the three and six months ended February 28, 2005 primarily due to a reduction in our long-term debt balance resulting from net repayments of $18.0 million of revolving debt since February 28, 2005.

        We anticipate that interest expense for the remainder of fiscal 2006 will decrease over fiscal 2005 primarily as a result of a lower balance of long-term debt.

Income Tax Expense

        Our effective tax rate increased to 39.7% for the three and six months ended February 28, 2006 compared to 39.5% for the three months ended February 28, 2005 and 39.7% for the six months ended February 28, 2005, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

        Operating activities for the six months ended February 28, 2006 generated cash flows of $31.9 million compared to $18.4 million for the six months ended February 28, 2005. The increase in operating cash flow of $13.5 million resulted primarily from 1) payments during the six months ended February 28, 2005 related to accounts payable accrued at August 31, 2004 associated with capital expenditures for upgrades to hardware in support of core business functions and 2) an increase in cash collections recorded to contract billings in excess of earned revenue for the six months ended February 28, 2006 compared to the same period in fiscal 2005, primarily related to the MHS pilots. These increases were somewhat offset by a higher employee bonus payment during the six months ended February 28, 2006 compared to the six months ended February 28, 2005.

        Investing activities during the six months ended February 28, 2006 used $10.2 million in cash, which primarily consisted of the purchase of property and equipment associated with the addition of information technology hardware and software.

        Financing activities for the six months ended February 28, 2006 generated $16.6 million in cash primarily due to proceeds from the exercise of stock options and the related tax benefit. In addition, the entire $3.8 million that was previously classified as restricted cash and held in escrow due to contractual requirements with a customer was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

        On September 19, 2005, we amended and restated the First Amended Credit Agreement and entered into the Second Amended Credit Agreement, which provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of February 28, 2006, our available line of credit totaled $249.3 million.

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

        The First Amended Credit Agreement provided us with up to $150.0 million in borrowing capacity and contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Second Amended Credit Agreement contains similar financial covenants with the exclusion of the interest coverage ratio. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. As of February 28, 2006, we were in compliance with all of the financial covenant requirements of the Second Amended Credit Agreement.

        As of February 28, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement totaling $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

        In conjunction with contractual requirements under one contract that began on March 1, 2004, we funded an escrow account in the amount of approximately $3.8 million, which was classified as restricted cash. We were required to deposit a percentage of all fees received from this customer during the first year of the contract into the escrow account to be used to repay fees under the contract in the event we did not perform at target levels. In accordance with the terms of the contract, in January 2006 the entire $3.8 million was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

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

        Because there was no variable rate debt outstanding during the six months ended February 28, 2006, a one-point interest rate change would not have caused interest expense to fluctuate for the six months ended February 28, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

        In June 1994, a former employee whom we dismissed in February 1994 filed a “whistle blower” action on behalf of the United States government. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued Healthways, Inc. and our wholly-owned subsidiary, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directors and one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals.

        Healthways, Inc. has since been dismissed as a defendant; however, the case is still pending against AHSI before the United States District Court for the District of Columbia. In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached with the United States government.

        The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. In February 2006, WPMC filed an arbitration claim seeking indemnification from us for certain costs and expenses incurred by it in connection with the case. Substantial discovery has taken place to date and additional discovery is expected to occur. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

        We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case the related arbitration proceeding, and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of these matters, which may be material to our consolidated results of operations in a particular financial reporting period. We believe that any resolution of this case and all related matters will not have a material effect on our liquidity or financial condition.

Item 1A. Risk Factors.

         Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not Applicable.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

       (a)        The Annual Meeting of Stockholders of Healthways, Inc. was held on January 19, 2006.

       (c)        The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Henry D. Herr, Dr. Jay Bisgard, and Dr. Mary Jane England as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Against	Withheld
Henry D. Herr	28,929,038	--	3,094,733

Dr. Jay Bisgard	30,898,816	--	1,124,955

Dr. Mary Jane England	30,899,875	--	1,123,896

(ii)	Approval to amend the Company’s Certificate of Incorporation and change the name of the Company from American Healthways, Inc. to “Healthways, Inc.” The voting results of the above-mentioned amendment were as follows:

For	Against	Abstain from Voting
31,210,311	800,784	12,676

(iii)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm. The voting results were as follows:

For	Against	Abstain from Voting
31,962,683	43,849	17,239

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits.

(a)	Exhibits

10	1996 Stock Incentive Plan, as amended

11	Earnings Per Share Reconciliation

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer and Mary A. Chaput, Executive Vice President and Chief Financial Officer

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc. —————————————— (Registrant)

Date April 7, 2006 ——————————	By	/s/ Mary A. Chaput —————————————— Mary A. Chaput Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date April 7, 2006 ——————————	By	/s/ Alfred Lumsdaine —————————————— Alfred Lumsdaine Senior Vice President and Controller (Principal Accounting Officer)