Form 10-Q
period 2006-05-31
HEALTHWAYS, INC
filed 2006-07-07
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2006

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

Yes ☐ No ☒

As of July 4, 2006 there were outstanding 34,588,748 shares of the Registrant’s Common Stock, par value $.001 per share.
2

Healthways, Inc.
Form 10-Q
Table of Contents

3

Part I

Item 1. Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	May 31, 2006	August 31, 2005 (1)

Current assets:
Cash and cash equivalents	$125,663	$63,467
Restricted cash	—	3,811
Accounts receivable, net	56,100	40,697
Prepaid expenses and other current assets	8,972	5,681
Deferred tax asset	4,011	3,305

Total current assets	194,746	116,961

Property and equipment:
Leasehold improvements	15,209	12,836
Computer equipment and related software	76,212	61,772
Furniture and office equipment	17,871	16,294

	109,292	90,902
Less accumulated depreciation	(66,577)	(51,114)

	42,715	39,788

Other assets	3,450	2,065

Intangible assets, net	13,177	16,120

Goodwill, net	96,099	96,020

Total assets	$350,187	$270,954

(1) Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.
4

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31, 2006	August 31, 2005 (1)

Current liabilities:
Accounts payable	$6,782	$3,622
Accrued salaries and benefits	34,264	26,845
Accrued liabilities	6,299	5,006
Contract billings in excess of earned revenue	28,710	8,037
Income taxes payable	4,394	660
Current portion of long-term debt	176	163
Current portion of long-term liabilities	2,119	1,984

Total current liabilities	82,744	46,317

Long-term debt	283	416

Long-term deferred tax liability	148	8,236

Other long-term liabilities	10,507	9,055

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized, 34,588,748 and 33,808,518 shares outstanding	35	34
Additional paid-in capital	135,875	109,425
Retained earnings	120,595	97,471

Total stockholders’ equity	256,505	206,930

Total liabilities and stockholders’ equity	$350,187	$270,954

(1) Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.
5

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005

Revenues	$106,820	$78,357	$297,432	$224,880
Cost of services	73,582	50,931	208,286	145,035

Gross margin	33,238	27,426	89,146	79,845

Selling, general and administrative expenses	10,878	7,136	31,920	20,596
Depreciation and amortization	6,595	5,890	18,083	16,845
Interest expense	284	289	795	1,402

Income before income taxes	15,481	14,111	38,348	41,002
Income tax expense	6,146	5,575	15,224	16,262

Net income	$9,335	$8,536	$23,124	$24,740

Earnings per share:
Basic	$0.27	$0.26	$0.67	$0.75
Diluted	$0.26	$0.24	$0.64	$0.70

Weighted average common
shares and equivalents:
Basic	34,517	33,221	34,267	33,072
Diluted	36,515	35,702	36,267	35,503

See accompanying notes to the consolidated financial statements.
6

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2006

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance, August 31, 2005	$—	$34	$109,425	$97,471	$206,930

Net income	—	—	—	23,124	23,124

Exercise of stock options and other	—	1	5,037	—	5,038

Tax benefit of option exercises	—	—	11,419	—	11,419

Share-based employee compensation expense	—	—	9,994	—	9,994

Balance, May 31, 2006	$—	$35	$135,875	$120,595	$256,505

See accompanying notes to the consolidated financial statements.
7

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2006	2005 (1)

Cash flows from operating activities:
Net income	$23,124	$24,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,083	16,845
Amortization of deferred loan costs	356	380
Share-based employee compensation expense	9,994	441
Excess tax benefits from share-based payment arrangements	(10,927)	8,771
Increase in accounts receivable, net	(15,403)	(4,470)
Increase in other current assets	(3,291)	(3,092)
Increase (decrease) in accounts payable	3,160	(5,497)
Increase in accrued salaries and benefits	7,419	11,109
Increase (decrease) in other current liabilities	37,123	(1,061)
Deferred income taxes	(8,797)	(3,701)
Other	2,849	1,374
(Increase) decrease in other assets	(1,160)	487
Payments on other long-term liabilities	(1,265)	(650)

Net cash flows provided by operating activities	61,265	45,676

Cash flows from investing activities:
Acquisition of property and equipment	(18,065)	(7,595)
Business acquisitions, net of cash acquired	(79)	1,176
Proceeds from sale of investments	—	6,050
Purchases of investments	—	(2,000)

Net cash flows used in investing activities	(18,144)	(2,369)

Cash flows from financing activities:
Decrease (increase) in restricted cash	3,811	(2,265)
Proceeds from issuance of long-term debt	—	48,000
Deferred loan costs	(581)	(730)
Excess tax benefits from share-based payment arrangements	10,927	—
Payments of long-term debt	(120)	(96,188)
Exercise of stock options	5,038	3,369

Net cash flows provided by (used in) financing activities	19,075	(47,814)

Net increase (decrease) in cash and cash equivalents	62,196	(4,507)

Cash and cash equivalents, beginning of period	63,467	45,147

Cash and cash equivalents, end of period	$125,663	$40,640

(1) Certain items have been reclassified to conform to current classifications.

See accompanying notes to the consolidated financial statements.

8

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three and nine months ended May 31, 2006 and 2005 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

For the three and nine months ended May 31, 2005, we recorded compensation expense under APB No. 25 of approximately $0.1 million and $0.4 million, respectively. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We generally recognize compensation expense related to fixed award stock options with graded vesting on a straight-line basis over the vesting period.

Effective September 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three and nine months ended May 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and 2)
9

compensation cost for all share-based payments granted on or after September 1, 2005, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the three and nine months ended May 31, 2006, we recognized share-based compensation costs of $3.4 million and $10.0 million respectively, which consisted of $1.6 million and $4.7 million in cost of services and $1.8 million and $5.3 million in selling, general and administrative expenses, respectively. We also recognized a total income tax benefit in the income statement for share-based compensation arrangements of $1.4 million and $4.0 million for the three and nine months ended May 31, 2006. We did not capitalize any share-based compensation costs.

As a result of adopting Statement 123(R), income before income taxes and net income for the three months ended May 31, 2006 were $3.4 million and $2.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. These amounts were $10.0 million and $6.0 million lower, respectively, for the nine months ended May 31, 2006. The effect of adopting Statement 123(R) on both basic and diluted earnings per share for the three months ended May 31, 2006 was $0.06 per share. The resulting reduction in basic and diluted earnings per share for the nine months ended May 31, 2006 was $0.18 and $0.17 per share, respectively.

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

We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as a financing cash inflow for the nine months ended May 31, 2006 of $10.9 million would not have been materially different if we had not adopted Statement 123(R); however, they would have been classified as an operating cash inflow rather than as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended May 31, 2005:
10

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005

(In $000s, except per share data)
Net income, as reported	$8,536	$24,740
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	89	266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,665)	(4,919)

Pro forma net income	$6,960	$20,087

Earnings per share:
Basic - as reported	$0.26	$0.75
Basic - pro forma	$0.21	$0.61

Diluted - as reported	$0.24	$0.70
Diluted - pro forma	$0.19	$0.57

As noted above, we have several stockholder-approved stock incentive plans for employees under which we have granted non-qualified stock options, restricted stock, and restricted stock units. We grant options under these plans at market value on the date of grant. The options generally vest over or at the end of four years. Options granted on or after August 24, 2005 expire seven years from the date of grant, while options granted before August 24, 2005 expire ten years from the date of grant. Restricted share awards generally vest at the end of four years. Certain option and restricted share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At May 31, 2006, we have reserved approximately 622,000 shares for future equity grants.

As of May 31, 2006, there was $28.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

In June 2005, we changed from the Black-Scholes option valuation model (“Black-Scholes model”) to a lattice-based binomial option valuation model (“lattice binomial model”), which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. For the three and nine months ended May 31, 2006, we contracted with a third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. For the three and nine months ended May 31, 2006, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock. The expected term of options granted was derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding. We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

For the three and nine months ended May 31, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical
11

volatility. We estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the three and nine months ended May 31, 2006 and 2005:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005

Weighted average grant - date fair value of options	$21.48	$21.21	$20.90	$19.97

Assumptions:
Expected volatility	47.67%	58.58%	47.67%	59.34%
Expected dividends	—	—	—	—
Expected term (in years)	5.3	7.2	5.3	7.4
Risk-free rate	3.77%	3.86%	3.77%	4.05%

A summary of option activity as of May 31, 2006 and changes during the nine months then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at September 1, 2005	6,485	$16.53
Granted	56	40.89
Exercised	(313)	7.74
Forfeited or expired	(13)	19.85

Outstanding at November 30, 2005	6,215	17.18
Granted	53	45.16
Exercised	(341)	6.02
Forfeited or expired	(22)	19.74

Outstanding at February 28, 2006	5,905	18.06
Granted	22	46.68
Exercised	(125)	6.69
Forfeited or expired	(28)	26.09

Outstanding at May 31, 2006	5,774	18.38	6.5	$200,666

Exercisable at May 31, 2006	2,947	10.50	5.8	$125,636

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the three months ended May 31, 2006
12

and 2005 was $5.3 million and $15.9 million, respectively. The total intrinsic value of options exercised during the nine months ended May 31, 2006 and 2005 was $28.8 million and $23.2 million, respectively.

Cash received from option exercises under all share-based payment arrangements for the nine months ended May 31, 2006 and 2005 was $5.0 million and $3.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $11.4 million and $8.8 million for the nine months ended May 31, 2006 and 2005, respectively.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the three months ended May 31, 2006 was $45.60. Nonvested shares were not granted during the three months ended May 31, 2005. The weighted average grant-date fair value of nonvested shares granted during the nine months ended May 31, 2006 and 2005 was $45.72 and $27.10, respectively.

The following table shows a summary of our nonvested shares as of May 31, 2006 as well as activity during the nine months then ended. No shares vested during the nine months ended May 31, 2006 or 2005.

Nonvested Shares	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at September 1, 2005	94	$43.38
Granted	2	41.79
Vested	—	—
Forfeited	—	—

Nonvested at November 30, 2005	96	43.35
Granted	12	46.35
Vested	—	—
Forfeited	—	—

Nonvested at February 28, 2006	108	43.68
Granted	13	45.60
Vested	—	—
Forfeited	(3)	43.44

Nonvested at May 31, 2006	118	43.90

(4) Goodwill

The change in the carrying amount of goodwill during the nine months ended May 31, 2006 is shown below:
13

(In $000s)
Balance, August 31, 2005	$96,020
Health IQ purchase price adjustment	79

Balance, May 31, 2006	$96,099

                     On June 8, 2005, we acquired certain assets from Health IQ Diagnostics, LLC (“Health IQ”), a health support company that uses a proprietary model to provide enrollees of employer-sponsored health plans and their dependents with a personal health risk assessment and score as well as the information they need to maintain or improve their health status. The Health IQ purchase price adjustment for the nine months ended May 31, 2006 primarily relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

(5)                Intangible and Other Assets

                     Intangible assets subject to amortization at May 31, 2006 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$5,590	$4,573
Customer contracts	9,185	5,065	4,120
Other	200	60	140

Total	$19,548	$10,715	$8,833

                     Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for each of the nine months ended May 31, 2006 and 2005 was $2.9 million. Estimated amortization expense for the remainder of fiscal 2006 and the following four fiscal years thereafter is $1.0 million, $3.9 million, $3.9 million, $40,000, and $10,000, respectively. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

                     Intangible assets not subject to amortization at May 31, 2006 consist of a trade name of $4.3 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.

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

14

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

                     On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of May 31, 2006, our available line of credit totaled $249.3 million.

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

                     The Second Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2006, we were in compliance with all of the financial covenant requirements of the Second Amended Credit Agreement.

                     As of May 31, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement for $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

(7)                Commitments and Contingencies

                       In May 2006, we signed a definitive merger agreement to acquire LifeMasters Supported SelfCare, Inc. (“LifeMasters”) for $307.5 million, subject to adjustment for indebtedness at closing and a working capital adjustment. We expect the merger to close in early fiscal 2007, subject to satisfaction of the closing conditions in the merger agreement, including receipt of required regulatory approvals. The merger will be financed through a combination of cash on hand and committed bank debt.

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

15

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

                     In the action by the former employee, discovery is substantially complete but no trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial. In the action by WPMC, initial arbitration proceedings were commenced during the third quarter of fiscal 2006.

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

(8)                Comprehensive Income

                     For the three and nine months ended May 31, 2006, comprehensive income was equal to net income.

16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM programs and services, including disease management, care enhancement services and Outcomes Driven WellnessSM programs to health plans, hospitals, governments, and employers in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses designed to create and sustain healthier behaviors;

•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;

•	developing care support plans and motivating members to set attainable goals for themselves;

•	providing local market resources to address acute episode interventions;

•	coordinating members’ care with local health-care providers; and

•	fostering wellness and prevention through total population screening and health risk assessments.

                   Our integrated Health and Care Support programs serve entire customer populations through member and physician Health and Care Support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information. Our programs enable our customers to develop relationships with all of their members, not just the chronically ill, and to identify those at highest risk for a health problem, allowing for early interventions.

                  Our programs are designed to help people lead healthier lives by making sure they understand and follow doctors’ orders including medication compliance, are aware of and can recognize early warning signs associated with a major health episode, and are setting achievable goals for themselves to improve their current health status.

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

                  Our integrated Health and Care Support product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, high-risk obesity, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence, as well as high-risk population management and population health support. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions necessary to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

17

                  The flexibility of our programs allows customers to enter the Health and Care Support market at the level they deem appropriate for their organization. Customers may select a single or multiple chronic disease approach, a total-population, or high-risk approach, in which people with more than one disease or condition receive the benefit of multiple programs at a single cost.

Highlights of Performance for the Nine Months Ended May 31, 2006

•	Revenues increased 32.3% compared to the nine months ended May 31, 2005.

•	Actual lives under management at May 31, 2006 increased 35.0% from May 31, 2005, which included a 48.9% increase in self-insured employer actual lives under management to 837,000 at May 31, 2006 from 562,000 at May 31, 2005.

                  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include but are not limited to:

•	our ability to sign and implement new contracts for Health and Care Support services;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts and/or our cooperative agreement with CMS ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the timing and costs of implementation, and the effect, of regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics in potential international markets and our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;

•	our ability to effectively manage any growth that we might experience;

•	our ability to retain existing health plan customers if they are acquired by other health plans which already have or are not interested in Health and Care Support programs;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under Health and Care Support contracts and reach mutual agreement with customers and/or CMS with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers and/or CMS to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	our ability to satisfy the closing conditions in the LifeMasters merger agreement, including receipt of required regulatory approvals, and to satisfy the conditions of our financing commitment;

•	our ability to integrate the operations of LifeMasters and other acquired businesses or technologies into our business;

•	our ability to develop new products and deliver outcomes on those products;
18

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our Health and Care Support initiatives or otherwise licensed or acquired by us, into our Health and Care Support platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our Health and Care Support strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services;

•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;

•	the impact of litigation involving us and/or our subsidiaries;

•	the impact of future state and federal health-care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.
19

Customer Contracts

Contract Terms

                We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between a customer’s lines of business [e.g. Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage]. Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms. Some contracts allow the customer to terminate early under certain conditions.

                Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during the nine months ended May 31, 2006 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

                In December 2004, we were selected by CMS to participate in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots will operate for 36 months and may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

                In June 2006, we signed an amendment to our cooperative agreement with CMS for our MHS stand-alone pilot in Maryland and the District of Columbia, which, among other things, enables us to provide congestive heart failure programs to approximately 4,500 additional Medicare fee-for-service beneficiaries starting on August 1, 2006 (the “refresh population”). Under the amendment, the refresh population will be a separate cohort served for two years.

Information Systems

                 Our contracts require sophisticated management information systems to help us manage the care of large populations with targeted chronic diseases or other medical conditions and to report clinical and financial outcomes before and after we implement our programs. We have developed and are continually expanding and improving our proprietary clinical, data management, and reporting systems, to continue to meet our information management needs for our Health and Care Support services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software and hardware and in our information technology staff.

Contract Revenues

                Our contract revenues depend on the contractual terms we establish and maintain with customers to provide Health and Care Support services to their members. Some contracts allow the customer to terminate early under certain conditions. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

                Approximately 38% of our revenues for the nine months ended May 31, 2006 were derived from two customers that each comprised more than 10% of our revenues for the period. The loss of either of these customers or any other large customer or a reduction in the profitability of any contract with these customers would have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

                 We measure the volume of participation in our programs by the actual number of people who are benefiting from our services, which is reported as “actual lives under management.” Annualized revenue in backlog represents the estimated annualized revenue at target performance associated with signed contracts at May 31, 2006 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at May 31, 2006 and May 31, 2005.

At May 31,	2006	2005

Actual lives under management	2,205,000	1,633,000
Annualized revenue in backlog (in $000s)	$27,446	$45,191

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

Business Strategy

                Our primary strategy is to create value for health plans, hospitals, governments, and employers through Health and Care Support programs and services that improve the quality and affordability of health-care. We plan to use our scaleable state-of-the-art care enhancement centers and medical information content and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

                We expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care and significant cost savings by addressing care and treatment requirements for these additional selected diseases and conditions, which will enable us to address a larger percentage of a customer’s population and total health-care costs. In addition, we expect to continue developing proprietary, proactive health support for whole populations across the continuum of care, including next generation wellness solutions.

                We anticipate that we will incur significant costs during the remainder of fiscal 2006 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through strategic alliances with other entities and/or through selective acquisitions.

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

Revenue Recognition

                We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rate may differ between a customer’s lines of business (e.g., PPO, HMO, Medicare Advantage). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms.

                Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during the nine months ended May 31, 2006 were performance-based and remain subject to final reconciliation. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

                We bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Contractually, we cannot bill for any incentive bonus until after contract settlement.

                We recognize revenue as follows: 1) we recognize the fixed portion of the monthly fees as revenue during the period we perform our services; 2) we recognize the performance-based portion of the monthly fees based on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date; and 3) we recognize additional incentive bonuses based on the most recent assessment of our performance, to the extent we consider such amounts collectible.

                 We assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply each month. A minimum of four to six months’ data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year. In addition, we may also provide contractual reserves, when appropriate, for billing adjustments at contract reconciliation.

                Substantially all of the fees under both the MHS pilots in which we are participating are performance-based. The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings less fees received from CMS) of five percent for the intervention population as compared to the control group. The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of five percent at the end of the pilots. Under the amendment of our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Under the stand-alone pilot, savings in excess of target achieved in either the original cohort or the refresh cohort can be applied against any savings deficit that might occur in the other cohort. We assess our performance under these pilots based on quarterly performance reports from CMS’ financial reconciliation contractor.

                If data is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account “contract billings in excess of earned revenue”. Only in the event we do not meet performance levels by the end of the measurement period, typically one year, are we contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the measurement period, previously above targeted levels, subsequently dropped below targeted levels. Historically, any such adjustments have been immaterial to our financial condition and results of operations.

                During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of May 31, 2006, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $55.5 million. Of this amount, $35.6 million was based entirely on actual data received from our customers, while $19.9 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

                Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the nine months ended May 31, 2006, we recognized a net increase in revenue of $2.1 million that related to services provided prior to fiscal 2006.

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

Results of Operations

                The following table shows the components of the statements of operations for the three and nine months ended May 31, 2006 and 2005 expressed as a percentage of revenues.

	Three Months Ended May 31,		Nine Months Ended May 31,

	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	68.9%	65.0%	70.0%	64.5%

Gross margin	31.1%	35.0%	30.0%	35.5%

Selling, general and administrative expenses	10.2%	9.1%	10.7%	9.2%
Depreciation and amortization	6.2%	7.5%	6.1%	7.5%
Interest expense	0.2%	0.4%	0.3%	0.6%

Income before income taxes	14.5%	18.0%	12.9%	18.2%
Income tax expense	5.8%	7.1%	5.1%	7.2%

Net income	8.7%	10.9%	7.8%	11.0%

Revenues Revenues for the three months ended May 31, 2006 increased 36.3% compared to the three months ended May 31, 2005, primarily due to the following:

•	existing health plan customers adding or expanding 20 new programs since the beginning of the third quarter of fiscal 2005;

•	an increase in the number of self-insured employer actual lives under management from 562,000
25

at May 31, 2005 to 837,000 at May 31, 2006;

•	the commencement of five new health plan contracts since the beginning of the third quarter of fiscal 2005;

•	increased membership in our customers’ existing programs; and

•	revenues from the MHS pilots of $4.2 million during the three months ended May 31, 2006.

Revenues for the nine months ended May 31, 2006 increased 32.3% compared to the nine months ended May 31, 2005, primarily due to the following:

•	existing health plan customers adding or expanding 27 new programs since the beginning of fiscal 2005;

•	an increase in the number of self-insured employer actual lives under management from 562,000 at May 31, 2005 to 837,000 at May 31, 2006;

•	the commencement of six new health plan contracts since the beginning of fiscal 2005;

•	increased membership in our customers’ existing programs; and

•	revenues from the MHS pilots of $7.3 million during the nine months ended May 31, 2006.

            We anticipate that total revenues for the remainder of fiscal 2006 will increase over fiscal 2005 revenues primarily due to the expansion of existing contracts, increasing demand for our Health and Care Support services from self-insured employers who contract with our health plan customers, anticipated new contracts, and revenues from the MHS pilots.

Cost of Services

            Cost of services as a percentage of revenues for the three months ended May 31, 2006 increased to 68.9% compared to 65.0% for the same period in fiscal 2005. This increase is primarily related to the following:

•	revenues and costs related to the two MHS pilots, which began in August and September of 2005, respectively. A significant portion of the performance-based fees under these three-year pilots has not yet been recognized as revenue since the contracts are in their early stages and we have not yet achieved 100% of the cumulative net savings target. During the three months ended May 31, 2006, we recorded revenues of $4.2 million and costs of $5.4 million attributable to the MHS pilots compared to no revenues and $0.7 million of costs during the three months ended May 31, 2005; and

•	long-term incentive compensation costs of $1.9 million incurred during the third quarter of fiscal 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to no share-based compensation costs during the third quarter of fiscal 2005.

            Excluding the revenues and costs associated with the MHS pilots and the long-term incentive compensation costs noted above, cost of services as a percentage of revenues would have increased to 64.6% from 64.1% for the three months ended May 31, 2006 and 2005, respectively, primarily due to the following:

•	operating costs related to the opening of a new care enhancement center in May 2006 and the related initial program costs;

•	increased expenditures for product development activities for the three months ended May 31, 2006 compared to the three months ended May 31, 2005; and

•	information technology initiatives and increases in information technology and other support staff.
26

These increases were somewhat offset by increased capacity utilization, economies of scale, and productivity enhancements during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

            Cost of services as a percentage of revenues for the nine months ended May 31, 2006 increased to 70.0% compared to 64.5% for the same period in fiscal 2005. This increase is primarily related to the following:

•	revenues and costs related to the two MHS pilots, which began in August and September of 2005, respectively. A significant portion of the performance-based fees under these three-year pilots has not yet been recognized as revenue since the contracts are in their early stages and we have not yet achieved 100% of the cumulative net savings target. During the nine months ended May 31, 2006, we recorded revenues of $7.3 million and costs of $15.0 million attributable to the MHS pilots compared to no revenues and $0.7 million of costs during the nine months ended May 31, 2005; and

•	long-term incentive compensation costs of $5.3 million incurred during the nine months ended May 31, 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to no share-based compensation costs during the nine months ended May 31, 2005.

            Excluding the revenues and costs associated with the MHS pilots and the long-term incentive compensation costs noted above, cost of services as a percentage of revenues would have increased to 64.8% from 64.2% for the nine months ended May 31, 2006 and 2005, respectively, primarily due to the following:

•	an increase in the employee performance bonus accrual during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005;

•	increased expenditures for product development activities for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005.

These increases were substantially offset by decreases related to increased capacity utilization, economies of scale, and productivity enhancements during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005.

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

Selling, General and Administrative Expenses

            Selling, general and administrative expenses as a percentage of revenues for the three and nine months ended May 31, 2006 increased to 10.2% and 10.7%, respectively, compared to 9.1% and 9.2% for the same periods in fiscal 2005. These increases are primarily related to the following costs:

•	costs attributable to pursuing opportunities in international markets, which totaled $0.9 million and $2.4 million, respectively, for the three and nine months ended May 31, 2006 compared to $0.4 million during the three and nine months ended May 31, 2005; and

•	long-term incentive compensation costs of $2.0 million and $5.7 million during the three and nine months ended May 31, 2006, respectively, which consisted of share-based compensation
27

expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to $0.1 million and $0.4 million of share-based compensation costs during the three and nine months ended May 31, 2005, respectively.

Excluding the costs above, selling, general and administrative expenses as a percentage of revenues would have decreased to 7.5% and 8.0% for the three and nine months ended May 31, 2006, respectively, compared to 8.5% and 8.8%, respectively, for the same periods in fiscal 2005 primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations. This decrease was slightly offset by increased legal fees during the three and nine months ended May 31, 2006 compared to the same periods in fiscal 2005.

             We anticipate that selling, general and administrative expenses for the remainder of fiscal 2006 will increase over fiscal 2005 primarily due to share-based payments required to be expensed under SFAS No. 123(R) and other long-term employee incentive costs, anticipated investments in international initiatives, integration planning costs related to the pending merger with LifeMasters, and increases in indirect support costs for our existing and anticipated new and expanded customer contracts.

Depreciation and Amortization

            Depreciation and amortization expense for the three and nine months ended May 31, 2006 increased 12.0% and 7.3%, respectively, over the same periods in fiscal 2005 primarily due to increased depreciation and amortization expense associated with software, leasehold improvements, and computer-related equipment. We made these capital expenditures to enhance our information technology capabilities, expand our corporate office, and increase calling capacity at existing care enhancement centers.

            We anticipate that depreciation and amortization expense for the remainder of fiscal 2006 will increase over fiscal 2005 primarily as a result of additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

            Interest expense for the three and nine months ended May 31, 2006 decreased 1.7% and 43.3%, respectively, compared to the three and nine months ended May 31, 2005 primarily due to a reduction in our long-term debt balance resulting from net repayments of $18.0 million and $48.0 million of revolving debt during the three and nine months ended May 31, 2005, respectively.

            We anticipate that interest expense for the remainder of fiscal 2006 will decrease over fiscal 2005 primarily as a result of a lower balance of long-term debt.

Income Tax Expense

            Our effective tax rate increased to 39.7% for the three and nine months ended May 31, 2006 compared to 39.5% for the three months ended May 31, 2005 and 39.7% for the nine months ended May 31, 2005, primarily as a result of our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

28

Liquidity and Capital Resources

            Operating activities for the nine months ended May 31, 2006 generated cash flows of $61.3 million compared to $45.7 million for the nine months ended May 31, 2005. The increase in operating cash flow of $15.6 million resulted primarily from 1) an increase in cash collections recorded to contract billings in excess of earned revenue for the nine months ended May 31, 2006 compared to the same period in fiscal 2005, primarily related to the MHS pilots; and 2) payments during the nine months ended May 31, 2005 related to accounts payable accrued at August 31, 2004 associated with capital expenditures for upgrades to hardware in support of core business functions. These increases to cash were somewhat offset by 1) a delay in the monthly payments from several customers at May 31, 2006, most of which were received in June 2006; 2) a higher employee bonus payment during the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005; and 3) a decrease in the tax benefit of stock option exercises which were classified as operating cash flows during fiscal 2005 but as financing cash flows during fiscal 2006, as required by Statement 123(R).

            Investing activities during the nine months ended May 31, 2006 used $18.1 million in cash, which primarily consisted of the purchase of property and equipment associated with the addition of information technology hardware and software, the opening of a new care enhancement center, and expansions at existing care enhancement centers.

            Financing activities for the nine months ended May 31, 2006 generated $19.1 million in cash primarily due to proceeds from the exercise of stock options and the related tax benefit. In addition, the entire $3.8 million that was previously classified as restricted cash and held in escrow due to contractual requirements with a customer was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

            On September 19, 2005, we amended and restated the First Amended Credit Agreement and entered into the Second Amended Credit Agreement, which provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of May 31, 2006, our available line of credit totaled $249.3 million.

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

            The First Amended Credit Agreement provided us with up to $150.0 million in borrowing capacity and contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Second Amended Credit Agreement contains similar financial covenants with the exclusion of the interest coverage ratio. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. As of May 31, 2006, we were in compliance with all of the financial covenant requirements of the Second Amended Credit Agreement.

            As of May 31, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement totaling $0.7 million primarily to support our requirement to repay fees under one health plan

29

contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

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

            In May 2006, we signed a definitive merger agreement to acquire LifeMasters for $307.5 million, subject to adjustment for indebtedness at closing and a working capital adjustment. We expect the merger to close in early fiscal 2007, subject to satisfaction of the closing conditions in the merger agreement, including receipt of required regulatory approvals. The merger will be financed through a combination of cash on hand and committed bank debt.

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

              Because there was no variable rate debt outstanding during the nine months ended May 31, 2006, a one-point interest rate change would not have caused interest expense to fluctuate for the nine months ended May 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

              Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

30

Changes in Internal Control over Financial Reporting

              There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

31

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

               In the action by the former employee, discovery is substantially complete but no trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial. In the action by WPMC, initial arbitration proceedings were commenced during the third quarter of fiscal 2006.

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

                 Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

                 Not Applicable.

Item 3.     Defaults Upon Senior Securities.

                 Not Applicable.

32

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable. Item 5. Other Information. Not Applicable.

Item 6. Exhibits.

(a)	Exhibits

10	Agreement and Plan of Merger, dated May 30, 2006 by and among Healthways, Inc., Lime Acquisition Corp. and LifeMasters Supported SelfCare, Inc.

11	Earnings Per Share Reconciliation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
33

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.

(Registrant)

Date	July 7, 2006	By	/s/ Mary A. Chaput

Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	July 7, 2006	By	/s/ Alfred Lumsdaine

Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)
34