Form 10-K
period 2006-08-31
HEALTHWAYS, INC
filed 2006-11-13
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2006

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

615-665-1122
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $.001 par value, and	The NASDAQ Stock Market LLC

related Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐     No ☒

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

Yes ☐     No ☒

As of February 28, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the registrant was approximately $1.4 billion based on the closing bid price reported for such date on The NASDAQ Stock Market.

As of November 7, 2006, 34,662,334 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held February 2, 2007 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.

Form 10-K

PART I.

Item 1. Business

Founded in 1981, Healthways, Inc. (formerly American Healthways, Inc.) (the “Company”) provides specialized, comprehensive Health and Care SupportSM programs and services, including disease management, high-risk care management, and Outcomes Driven WellnessSM programs to health plans, governments, employers, and hospitals in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses and other health-care professionals designed to create and sustain healthier behaviors;
•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episode interventions;
•	coordinating members’ care with local health-care providers; and
•	fostering wellness and prevention through total population screening, health risk assessments, and supportive interventions.

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

Our integrated Health and Care Support product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, high-risk obesity, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management and population health support. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions designed to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

The flexibility of our programs allows customers to enter the Health and Care Support market at the level they deem appropriate for their organization. Customers may select a single chronic disease or a total-

population approach, in which all members of the customer’s population receive the benefit of our programs at a single cost.

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

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during fiscal 2006 were performance-based and were subject to final reconciliation as of August 31, 2006. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are participating in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots will operate for 36 months and may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

In June 2006, we signed an amendment to our cooperative agreement with the Centers for Medicare & Medicaid Services (“CMS”) for our MHS stand-alone pilot in Maryland and the District of Columbia, which, among other things, enabled us to provide congestive heart failure programs to approximately 4,500 additional Medicare fee-for-service beneficiaries for two years beginning on August 1, 2006 (the “refresh population”). All fees for the refresh population are performance-based.

Information Systems

Our contracts require sophisticated management information systems to help us manage the care of large populations with targeted chronic diseases or other medical conditions and to report the impact of our programs on clinical and financial outcomes. We have developed and are continually expanding and improving our proprietary clinical, data management, and reporting systems, to continue to meet our information management needs for our Health and Care Support services. Due to the anticipated expansion and improvement in our information management systems, we expect to continue making significant investments in our information technology software and hardware and in our information technology staff.

Actual Lives under Management

We measure the volume of participation in our programs by the actual number of people who are benefiting from our services, which is reported as “actual lives under management.” Backlog represents the estimated annualized revenue at target performance associated with signed contracts at August 31, 2006 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at August 31, 2006, 2005 and 2004.

At August 31,	2006	2005	2004

(In 000s)
Actual lives under management	2,426	1,883	1,335
Annualized revenue in backlog	$6,625	$32,578	$15,200

We have seen increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the lives under management or the annualized revenue in backlog reported in the table above, as appropriate.

Business Strategy

Our primary strategy is to create value for health plans, governments, employers, and hospitals through Health and Care Support programs and services that improve the quality and affordability of health-care. We plan to use our scalable state-of-the-art care enhancement centers, medical information content, and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care and significant cost savings by addressing care and treatment requirements for these additional selected diseases and conditions, which will enable us to address an increasingly larger percentage of a customer’s population and total health-care costs. As discussed in more detail below, in October 2006, we entered into a stock purchase agreement to acquire Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, which we expect to close during December 2006.

In May 2006 we entered into a strategic partnership with Medco, Inc., a pharmacy benefit management company, to distribute existing programs and to develop and distribute integrated medical and pharmaceutical management programs. We expect to continue developing proprietary, proactive health support products and services for whole populations across the continuum of care, including next generation integrated disease management and wellness solutions.

We anticipate that we will incur significant costs during fiscal 2007 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities, and/or through selective acquisitions.

Competition

The health-care industry is highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of care support, health support, and other care management services to health plans and self-insured employers, or have announced an intention to offer such services. These entities include disease management companies, major pharmaceutical companies, health plans, health-care organizations, providers, pharmacy benefit management companies, and other entities that provide services to health plans and self-insured employers.

We believe we have advantages over our competitors because of our state-of-the-art care enhancement center technology linked to our proprietary medical information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment, pre-testing and training of our clinical colleagues, the comprehensive clinical nature of our product offerings, our established reputation for providing care to members with chronic diseases, and the proven financial and clinical outcomes of our programs; however, we cannot assure you that we can compete effectively with these companies.

Consolidation has been, and may continue to be, an important factor in all aspects of the health-care industry, including the Health and Care Support sector. While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan customers if they are acquired by other health plans which already have or are not interested in Health and Care Support programs.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under the “Risk Factors” below.

While many of the governmental and regulatory requirements affecting health-care delivery do not directly affect us, our customers must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes and health codes.

Certain of our professional health-care employees, such as nurses, must comply with individual licensing requirements. All of our health-care professionals who are subject to licensing requirements are licensed in the state in which they are physically present, such as the professionals located at a care enhancement center. Multiple state licensing requirements for health-care professionals who provide services telephonically over state lines may require us to license some of our health-care professionals in more than one state. We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all care enhancement center health professionals, which would increase our costs of services.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us. Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal health-care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements to most hospitals. These changes, future legislative initiatives or government regulation could adversely affect our operations or reduce the demand for our services.

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively restrict the use and disclosure of individually-identifiable health information by health plans, most health-care providers, and certain other entities (collectively, “covered entities”). We are contractually required to comply with certain aspects of the privacy regulations. Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. We are contractually required to comply with certain aspects of the security regulations. In addition, we are contractually obligated to comply with any applicable state laws or regulations related to privacy that are more restrictive than the federal privacy regulations. We may also be directly subject to state requirements related to the confidentiality and security of confidential personal information.

Various federal and state laws regulate the relationships among providers of health-care services, other health-care businesses and physicians. The "fraud and abuse" provisions of the Social Security Act provide civil and criminal penalties and potential exclusion from the Medicare and Medicaid programs for persons or businesses who offer, pay, solicit or receive remuneration in order to induce referrals of patients covered by federal health-care programs (which include Medicare, Medicaid, TriCare and other federally funded health programs). While we believe that our business arrangements with our customers comply with these statutes, these fraud and abuse provisions are broadly written, and we do not yet know the full extent of their application. Therefore, we are unable to predict the effect, if any, of broad enforcement interpretation of these fraud and abuse provisions.

Further, the health-care industry is highly regulated at the federal and state levels. For example, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Our participation in the MHS program being administered by CMS may subject us directly to various laws and regulations applicable to entities contracting to provide services to federal programs, including but not limited to provisions related to billing and reimbursement and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment.

When a private party brings an action under the whistleblower provisions of the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity can constitute “knowingly” submitting a claim. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities who allegedly have violated other statutes, such as the “fraud and abuse” provisions of the Social Security Act, have thereby submitted false claims under the False Claims Act. From time to time, participants in the health care industry, including our company, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions.

Insurance

We maintain the following types of insurance for all of our locations and operations: professional liability (including errors and omissions), directors and officers, and general liability. While we believe our insurance coverage is adequate for our current operations, it might not be sufficient to cover all future claims. In recent years, the cost of liability and other forms of insurance has increased significantly. Such insurance might not continue to be available in adequate amounts or at a reasonable cost. We maintain property insurance with commercial carriers for each of our locations. These policies contain relatively standard commercial terms and conditions. We also maintain workers compensation insurance through a large deductible policy where we retain a significant amount of the risk for claims.

Employees

As of October 17, 2006, we had 2,855 employees. Our employees are not subject to any collective bargaining agreements. We believe we have a good relationship with our employees.

Recent Developments

On September 30, 2006, we terminated an Agreement and Plan of Merger dated May 30, 2006 with LifeMasters Supported SelfCare, Inc. (“LifeMasters”) and entered into a Merger Termination and Release Agreement which provides for, among other things, a mutual release of claims and a payment of $1.5 million from LifeMasters to reimburse us for certain of our expenses.

In October 2006, we entered into a stock purchase agreement with Axia, a national provider of preventive health and wellness programs, to purchase all of Axia’s outstanding shares of capital stock for approximately $450 million, subject to adjustment for Axia’s indebtedness, working capital, and cash balance at closing. Of the purchase price, $35 million will be held in escrow until December 31, 2007 to satisfy any potential indemnification claims. An additional $9 million of the purchase price will be held in escrow to satisfy a portion of certain potential earnout obligations. We expect the acquisition to close during December 2006, subject to satisfaction of the closing conditions in the stock purchase agreement, including receipt of required regulatory approvals. We currently anticipate that the acquisition will be financed through a combination of cash on hand and committed bank debt.

Available Information

Our Internet address is www.healthways.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

In the execution of our business strategy, our operations and financial condition are subject to certain risks. A summary of certain material risks is provided below, and you should take such risks into account in evaluating any investment decision involving our company. This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Other sections of this Annual Report on Form 10-K (“Form 10-K”) contain additional information concerning these and other risks.

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

We believe that our programs are geared specifically to assist our customers in controlling the high costs associated with the treatment of chronic diseases and in fostering wellness and prevention through total population screening, health risk assessments, and supportive interventions; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause our customers to focus on contract restructurings that reduce the fees we receive for our services. These financial pressures could have a negative impact on our results of operations.

A significant percentage of our revenues is derived from health plan customers.

A significant percentage of our revenues is derived from health plan customers. The health plan industry continues to undergo a period of consolidation, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans which already have or are not interested in Health and Care Support programs. In addition, a reduction in the number of covered lives enrolled with our health plan customers could adversely affect our results of operations.

We currently derive a large percentage of our revenues from two customers. The loss of, or the restructuring of a contract with, one or both of these customers could have a material adverse effect on our business and results of operations.

Because of the size of their membership and the number of programs purchased from us, we have a significant concentration of our revenues represented by contracts with two customers - Blue Cross and Blue Shield of Minnesota and CIGNA HealthCare, Inc. - each of which comprised over 10% of revenues in fiscal 2006 and collectively accounted for 38% of revenues. Although we believe that the full-year impact of other contracts signed in 2006, new contracts anticipated to be signed in 2007, and the expected increased revenues associated with the Axia acquisition will reduce our current revenue concentration, our results of operations, cash flows, and financial condition could be negatively and materially impacted by the loss or restructuring of a contract with a single large customer.

In fiscal 2005 and 2004, these same two contracts each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 38% and 44% of such revenues, respectively.

The Health and Care Support industry is a relatively new segment of the health-care industry.

The rapidly growing Health and Care Support industry is a relatively new segment of the overall health-care industry with many entrants marketing various services and products labeled as Health and Care Support. Companies have used the generic label of health and/or care support to characterize a wide range of activities, from the sale of medical supplies and drugs to demand management services. Because the industry is somewhat new, purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle for new contracts. As the industry matures, the number of programs that customers have been purchasing has generally expanded from one or two programs to a more comprehensive suite of programs, while also typically increasing the terms from three years to five years. These changes result in a more sizable contract commitment that generally requires approval from the customer’s executive management and frequently the customer’s board of directors.

Our business strategy includes developing new and additional products to complement our existing Health and Care Support services, as well as establishing additional distribution channels through which we may offer our products and services.

Our growth strategy focuses on developing new Health and Care Support programs to address chronic diseases and medical conditions as well as the overall health of all members. While we have considerable experience in Health and Care Support programs with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our Health and Care Support programs within expected cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations; and our ability to deliver outcomes on any new products or services. In addition, as part of our business strategy, we expect to enter into relationships, such as our strategic relationship with Medco, to establish additional distribution channels through which we may offer our products and services. As we begin to offer new products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

If we do not manage our growth successfully, our growth and profitability may slow or decline.

We have expanded and expect to continue to expand our products and services as well as our overall operations, both organically and through the acquisition of businesses and technologies that complement our Health and Care Support services. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. The inability to obtain and/or properly allocate sufficient resources or personnel to manage our growth may have an adverse effect on our growth and profitability.

Our inability to perform well under our contracted Health and Care Support programs could have a material adverse effect on our business and results of operations.

Our ability to continue to grow and expand our business is contingent upon our ability to continue to achieve desired savings performance under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers. Unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services could adversely affect our ability to achieve desired savings and clinical outcomes.

We depend on the timely receipt of accurate data from our customers and our accurate analysis of such data.

Identifying which members are eligible to receive our services and measuring our performance under our contracts are highly dependent upon the timely receipt of accurate data from our customers and our accurate analysis of such data. Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from our customers or flawed analysis of such data, which could have a material adverse impact on our ability to recognize revenues.

Our MHS pilots and certain other customer contracts are performance-based and a portion (up to 100%) of our fees may be refundable if certain performance targets are not achieved.

Our cooperative agreements with CMS for the MHS pilots and certain other customer contracts provide that a portion of our fees (up to 100%) may be refundable to the customer if our programs do not achieve targeted savings performance. There is no guarantee that we will effect the necessary cost savings and clinical outcomes improvements under our contracts within the time frames contemplated and reach mutual agreement with customers with respect to cost savings. In addition, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

We are currently pursuing opportunities to expand our Health and Care Support services in international markets.

We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets. Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics in potential international markets. The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have an adverse effect on our business. In addition, as a result of doing business in foreign markets, we are exposed to the potential adverse effects of currency fluctuations as well as any changes in tax laws.

The anticipated benefits of the pending acquisition of Axia may not be realized.

We anticipate our pending acquisition of Axia will result in benefits including, among other things, enhanced revenues and a strong market position in providing health support for whole populations across the continuum of care. Specified conditions set forth in the Axia stock purchase agreement must be satisfied or waived to complete the acquisition, including receipt of all necessary regulatory approvals. If all of the conditions are not satisfied or waived, the acquisition either will not occur or will be delayed, and we may lose some or all of the intended benefits of the acquisition.

Achieving the anticipated benefits of the Axia acquisition is subject to a number of uncertainties, including whether we integrate Axia in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

We may experience difficulties associated with the integration of acquired businesses or technologies.

We may face substantial difficulties, costs and delays in effectively integrating any businesses and technologies that may be acquired as part of our overall growth strategy into our Health and Care Support platform. Integrating newly acquired organizations and technologies could be costly and time-consuming and may strain our resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

We expect to incur additional leverage to finance the pending Axia acquisition.

We expect to finance the purchase price for the pending Axia acquisition with a combination of cash on hand and by incurring additional indebtedness. Our ability to secure the debt financing is contingent upon us satisfying all of the necessary conditions of our financing commitment. While we anticipate that the additional indebtedness will be on terms similar to our existing Second Amended and Restated Revolving Credit Loan Agreement, dated September 19, 2005 (the “Second Amended Credit Agreement”), the new indebtedness may impose further restrictions on us, which could limit, among other things, our ability to incur additional debt, pay dividends, repurchase shares of our common stock, make acquisitions or pursue available business opportunities. Our ability to service our indebtedness following the completion of the acquisition will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

A failure of our information systems could adversely affect our business.

Our ability to deliver Health and Care Support industry depends on effectively using information technology. We believe that our state-of-the-art electronic medical record and care enhancement center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding technology. In some cases, we may have to make systems investments before we generate revenues from contracts with new customers. In addition, these system requirements expose us to technology obsolescence risks.

Our revenues are subject to seasonal pressure from the disenrollment processes of employer customers of our contracted health plans. In addition, some of our outcomes-driven wellness programs are contracted directly with employers and are one year in length, often beginning on January 1.

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

As a result, historically, actual lives under management for existing contracts have decreased between 6% and 8% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in our second fiscal quarter. However, the increasing demand for our Health and Care Support services from self-insured employer accounts, which generally begin their benefit year on January 1, has typically resulted in a net increase in actual lives under management on January 1.

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

We may face costly litigation that could force us to pay damages and/or harm our reputation.

In the course of our business, we are subject to lawsuits, which may involve large claims and significant defense costs (see Item 3, “Legal Proceedings”). Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. In addition, legal expenses associated with the defense of these matters may be material to our consolidated results of operations in a particular financial reporting period.

Compliance with new federal and state legislative and regulatory initiatives could adversely affect our results of operations or may require us to spend substantial amounts acquiring and implementing new information systems or modifying existing systems.

Our customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. The current focus on regulatory and legislative efforts to protect the confidentiality and security of individually-identifiable health information, as evidenced by HIPAA, is one such example.

We believe that federal regulations governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for Health and Care Support purposes from a health plan customer; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Our customers must comply with federal regulations governing the security of electronic individually-identifiable health information. As discussed below, we are contractually required to comply with certain aspects of these confidentiality and security regulations.

Although we continually monitor the extent to which specific state legislation or regulations may govern our operations, new federal or state legislation or regulation in this area that restricts our ability to obtain and handle individually-identifiable health information would have a material negative impact on our operations.

Government regulators may interpret current regulations governing our operations in a manner that negatively impacts our ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers, such as the civil lawsuit filed against us in 1994 as discussed under Item 3, “Legal Proceedings.” We believe that our operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the United States government, or government enforcement agencies themselves, could pursue a claim against us under a new or differing interpretation of these statutes and regulations.

In addition, expanding the Health and Care Support industry to Medicare fee-for-service beneficiaries in the MHS pilots awarded under the Medicare Modernization Act of 2003 and to Medicare beneficiaries enrolled in Medicare Advantage plans could lead to increased direct regulation of Health and Care Support services. Further, our participation in the MHS program and providing services to Medicare Advantage beneficiaries may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the False Claims Act.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate offices located in the Nashville, Tennessee area contain approximately 150,000 square feet of office space, which we lease pursuant to agreements that expire from August 2007 to May 2009. Our support and training offices for StatusOne Health Systems, LLC (“StatusOne”) located in San Diego, California, Aliso Viejo, California, and Westborough, Massachusetts, contain approximately 23,000 square feet of space in aggregate and have terms ranging from two to five years. In May 2006, we entered into an office lease agreement for our new corporate headquarters to be located near Nashville, Tennessee, containing approximately 255,000 square feet of rentable area, which we expect to occupy by March 1, 2008.

As of August 31, 2006, we also leased office space for our ten care enhancement center locations in Phoenix, Arizona; Franklin, Tennessee; Pittsburgh, Pennsylvania; Kapolei, Hawaii; Eagan, Minnesota; St. Louis, Missouri; Columbia, Maryland (two locations); Bellevue, Washington; and Raleigh, North Carolina for an aggregate of approximately 253,000 square feet of space with initial terms of approximately five to eleven years.

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

We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and the related arbitration proceeding, and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of these matters which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case and all related matters will not have a material effect on our liquidity or financial condition.

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 31, 2006. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Thomas G. Cigarran	64	Chairman of the Company since September 1988, a director since 1981, President September 1981 until June 2001, Chief Executive Officer September 1988 until September 2003. Chairman of AmSurg Corp.

Ben R. Leedle, Jr.	45

Chief Executive Officer and director of the Company since September 2003, President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	56

Executive Vice President, Chief Financial Officer and Secretary of the Company since October 2001. Co-founder and Chief Financial Officer of Paragon Ventures Group, Inc. from November 1998 until October 2001. Ms. Chaput is the spouse of the Company’s Executive Vice President and Chief Information Officer, Robert L. Chaput.

Robert L. Chaput	56

Executive Vice President and Chief Information Officer of the Company since December 2005. Founder and CEO of American Technology Group from July 2002 to December 2005. Co-founder and Chief Executive Officer of Paragon Ventures Group, Inc. from November 1998 until July 2002. Mr. Chaput is the spouse of the Company’s Executive Vice President and Chief Financial Officer, Mary A. Chaput.

Mary D. Hunter	61	Executive Vice President of the Company since 2001. Chief Operating Officer of the Hospital Group from 2001 until July 2003. Senior Vice President from 1994 until 2001.

Matthew E. Kelliher	51	Executive Vice President, International Business, of the Company since September 2004. Executive Vice President since September 2003. President of StatusOne from November 1997 until September 2003.

Alfred Lumsdaine	41	Senior Vice President of the Company since February 2003. Controller and Chief Accounting Officer from February 2002 to present. Treasurer and Corporate Controller of LOGISCO, Inc. from 2000 to 2001.

James E. Pope	53

Executive Vice President and Chief Operating Officer of the Company since May 2006. Executive Vice President and Chief Medical Officer of the Company from October 2003 until May 2006. Member of Medical Advisory Committee since February 1999.

Robert E. Stone	60

Executive Vice President and Chief Strategy Officer of the Company since 2005. Executive Vice President from 1999 to 2005. Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to October 2003.

Donald B. Taylor	48

Executive Vice President Alliances of the Company since May 2006. Chief Operating Officer of the Company from December 2003 until May 2006. Executive Vice President since February 2002. President of FISI Madison Financial and Benefit Consultants, Inc. (a subsidiary of Cendant Corporation) from September 1997 until June 2001. Consultant and Advisory Board Member of Brentwood Capital Advisors from July 2001 to present.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded over-the-counter on The NASDAQ Stock Market (“NASDAQ”) under the symbol HWAY.

The following table sets forth the high and low sales prices per share of common stock as reported by NASDAQ for the relevant periods.

	High	Low

Year ended August 31, 2006
First quarter	$46.77	$36.99
Second quarter	48.39	42.28
Third quarter	54.63	39.26
Fourth quarter	54.98	46.08

Year ended August 31, 2005
First quarter	$34.42	$25.70
Second quarter	35.50	29.56
Third quarter	41.94	29.79
Fourth quarter	45.65	38.01

We did not repurchase any shares of our Common Stock during the quarter ended August 31, 2006.

(b) Holders

At November 6, 2006, there were approximately 39,200 holders of our Common Stock, including 150 stockholders of record.

(c) Dividends

We have never declared or paid a cash dividend on our Common Stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion. Our Second Amended and Restated Revolving Credit Loan Agreement, dated September 19, 2005 (the “Second Amended Credit Agreement”), restricts the payment of dividends. For further discussion of the Second Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.

Item 6. Selected Financial Data

Year ended and at August 31,	2006 (4) (5)	2005 (4)	2004 (4)	(2003)	(2002)

	(In thousands, except per share data)

Operating Results: (1)
Revenues	$412,308	$312,504	$245,410	$165,471	$122,762
Cost of services	281,161	205,253	156,462	106,130	84,845

Gross margin	131,147	107,251	88,948	59,341	37,917

Selling, general and administrative expenses	44,417	28,418	23,686	16,511	12,726
Depreciation and amortization	24,517	22,408	18,450	10,950	7,271
Interest	1,053	1,630	3,509	569	370

	69,987	52,456	45,645	28,030	20,367

Income before income taxes	61,160	54,795	43,303	31,311	17,550
Income tax expense	24,009	21,711	17,245	12,837	7,195

Net income	$37,151	$33,084	$26,058	$18,474	$10,355

Basic income per share: (2)	$1.08	$1.00	$0.81	$0.60	$0.35

Diluted income per share: (2)	$1.02	$0.93	$0.75	$0.56	$0.32

Weighted average common shares and
equivalents: (2)
Basic	34,348	33,241	32,264	31,048	29,945
Diluted	36,379	35,691	34,632	33,010	32,188

Balance Sheet Data: (1)
Cash and cash equivalents	$154,792	$63,467	$45,147	$35,956	$23,924
Working capital	124,469	70,644	55,462	47,047	24,295
Total assets	382,386	270,954	253,449	140,013	118,017
Long-term debt	236	416	36,562	109	514
Other long-term liabilities	10,853	9,055	7,694	4,662	3,568
Stockholders’ equity	274,873	206,930	155,435	112,431	88,809

Other Operating Data:
Actual lives under management (3)	2,426	1,883	1,335	852	579
Annualized revenue in backlog	$6,625	$32,578	$15,200	$12,200	$27,600

(1)	Certain items in prior periods have been reclassified to conform to current classifications.

(2)	Restated to reflect the effect of the December 2003 two-for-one stock split.

(3)	Restated to include the Company’s hospital-based diabetes patients.

(4)	Includes operating results, balance sheet data, and other operating data of StatusOne since the date of the acquisition, which was September 5, 2003.

(5)	Includes $15.3 million of costs related to equity-based awards expensed under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) and cash-based awards issued in lieu of equity-based awards that were historically granted to certain levels of management. These cash-based awards are a result of changes in the design of the Company’s long-term incentive compensation program in preparation for adopting SFAS No. 123(R) on September 1, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Founded in 1981, Healthways, Inc. (formerly American Healthways, Inc.) (the “Company”) provides specialized, comprehensive Health and Care SupportSMprograms and services, including disease management, high-risk care management, and Outcomes Driven WellnessSM programs to health plans, governments, employers, and hospitals in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

•	providing members with educational materials and personal interactions with highly trained nurses and other health-care professionals designed to create and sustain healthier behaviors;
•	incorporating current evidence-based clinical guidelines in interventions to optimize patient care;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episode interventions;
•	coordinating members’ care with local health-care providers; and
•	fostering wellness and prevention through total population screening, health risk assessments, and supportive interventions.

Our integrated Health and Care Support programs serve entire customer populations through member and physician Health and Care Support interventions, advanced neural network predictive modeling, and a confidential, secure Internet-based application that provides patients and physicians with individualized health information. Our programs enable our customers to develop relationships with all of their members and to identify those at highest risk for a health problem, allowing for early interventions.

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

Our integrated Health and Care Support product line includes programs for people with diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, tobacco addiction, high-risk obesity, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management and population health support. We design our programs to create and maintain key desired behaviors of each program member and of the providers who care for them in order to improve member health status, thereby reducing health-care costs. The programs incorporate interventions designed to optimize member care and are based on the most up-to-date, evidence-based clinical guidelines.

The flexibility of our programs allows customers to enter the Health and Care Support market at the level they deem appropriate for their organization. Customers may select a single chronic disease or a total-

population approach, in which all members of the customer’s population receive the benefit of our programs at a single cost.

In October 2006, we entered into a stock purchase agreement with Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, to purchase all of Axia’s outstanding shares of capital stock for approximately $450 million, subject to adjustment for Axia’s indebtedness, working capital, and cash balance at closing. Of the purchase price, $35 million will be held in escrow until December 31, 2007 to satisfy any potential indemnification claims. An additional $9 million of the purchase price will be held in escrow to satisfy a portion of certain potential earnout obligations. We expect the acquisition to close during December 2006, subject to satisfaction of the closing conditions in the stock purchase agreement, including receipt of required regulatory approvals. We currently anticipate that the acquisition will be financed through a combination of cash on hand and committed bank debt.

We have seen increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in actual lives under management or annualized revenue in backlog, as appropriate.

Highlights of Fiscal 2006 Performance

•	Revenues increased 31.9% over fiscal 2005.
•

Net income for fiscal 2006, which included $15.3 million of costs related to share-based compensation expensed under SFAS No. 123(R) as well as cash-based awards issued in lieu of share-based compensation that was historically granted to certain levels of management, increased 12.3% over fiscal 2005, which included share-based compensation costs of $0.5 million.

•

Actual lives under management increased 28.8% from the end of fiscal 2005 to the end of fiscal 2006, which included a 48.8% increase in self-insured employer actual lives under management to 954,000 at the end of fiscal 2006 from 641,000 at the end of fiscal 2005.

Forward-Looking Statements

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
•

our ability to retain existing health plan customers if they decide to take programs in-house or are acquired by other health plans which already have or are not interested in Health and Care Support programs;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;
•

our ability to effect cost savings and clinical outcomes improvements under Health and Care Support contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to collect contractually earned performance incentive bonuses;
•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to satisfy the closing conditions in the Axia stock purchase agreement, including receipt of required regulatory approvals, and to satisfy the conditions of our financing commitment;
•	increased leverage expected to be incurred in conjunction with the anticipated acquisition of Axia;
•	our ability to integrate the operations of Axia and other acquired businesses or technologies into our business and to achieve the results provided in our guidance with respect to Axia;
•	our ability to develop new products and deliver outcomes on those products, including those anticipated from our strategic relationship with Medco, Inc.;
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

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;
•	general worldwide and domestic economic conditions and stock market volatility; and
•	other risks detailed in this Annual Report on Form 10-K, including those risk factors set forth in Item 1A of Part I.

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

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between a customer’s lines of business (e.g., PPO, HMO, Medicare Advantage). Contracts with health plans generally range from three to seven years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms.

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during fiscal 2006 were performance-based and were subject to final reconciliation as of August 31, 2006. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are participating in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots will operate for 36 months and may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

In June 2006, we signed an amendment to our cooperative agreement with the Centers for Medicare & Medicaid Services (“CMS”) for our MHS stand-alone pilot in Maryland and the District of Columbia, which, among other things, enabled us to provide congestive heart failure programs to approximately 4,500 additional Medicare fee-for-service beneficiaries for two years beginning on August 1, 2006 (the “refresh population”). All fees for the refresh population are performance-based.

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

We assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply. A minimum of four to six months’ data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year. In addition, we may also provide contractual reserves, when appropriate, for billing adjustments at contract reconciliation.

Substantially all of the fees under both the MHS pilots and the refresh population in which we are participating are performance-based.  The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of five percent.  The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of five percent at the end of the pilots.  Under the amendment of our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Under the stand-alone pilot, savings in excess of target achieved in either the original cohort or the refresh cohort can be applied against any savings deficit that might occur in the other cohort. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly performance reports received from CMS’ financial reconciliation contractor.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of August 31, 2006, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years, including performance-based fees recognized as revenue under the MHS pilots, which will not be settled with the customer until the end of the pilots, totaled approximately $54.3 million. Of this amount, $19.9 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $34.4 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During fiscal 2006, we recognized a net increase in revenue of $1.6 million that related to services provided prior to fiscal 2006.

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

Share-Based Compensation

On September 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. We contract with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Business Strategy

Our primary strategy is to create value for health plans, governments, employers, and hospitals through Health and Care Support programs and services that improve the quality and affordability of health-care. We plan to use our scalable state-of-the-art care enhancement centers, medical information content, and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care and significant cost savings by addressing care and treatment requirements for these additional selected diseases and conditions, which will enable us to address an increasingly larger percentage of a customer’s population and total health-care costs. As discussed above, in October 2006, we entered into a stock purchase agreement to acquire Axia, a national provider of preventive health and wellness programs, which we expect to close during December 2006.

In May 2006 we entered into a strategic partnership with Medco, Inc., a leading pharmacy benefit management company, to distribute existing programs and to develop integrated medical and pharmaceutical management programs. We expect to continue developing proprietary, proactive health support products and services for whole populations across the continuum of care, including next generation integrated disease management and wellness solutions.

We anticipate that we will incur significant costs during fiscal 2007 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities, and/or through selective acquisitions.

Results of Operations

The following table shows the components of the statements of operations for the fiscal years ended August 31, 2006, 2005 and 2004 expressed as a percentage of revenues.

	Year ended August 31,

	2006	2005	2004

Revenues	100.0%	100.0%	100.0%

Cost of services	68.2%	65.7%	63.8%

Gross margin	31.8%	34.3%	36.2%

Selling, general and administrative expenses	10.8%	9.1%	9.7%
Depreciation and amortization	5.9%	7.2%	7.5%
Interest expense	0.3%	0.5%	1.4%

Income before income taxes	14.8%	17.5%	17.6%
Income tax expense	5.8%	6.9%	7.0%

Net income	9.0%	10.6%	10.6%

Revenues

Revenues for fiscal 2006 and fiscal 2005 increased 31.9% and 27.3%, respectively, over the prior fiscal years. Fiscal 2006 revenues increased over fiscal 2005 revenues primarily due to the following:

•	existing customers adding or expanding 25 programs since the beginning of fiscal 2005;
•	an increase in self-insured employer actual lives under management from 641,000 at August 31, 2005 to 954,000 at August 31, 2006;
•	the commencement of 9 new contracts since the beginning of fiscal 2005;
•	increased membership in customers’ existing programs; and
•	increased revenues from the MHS pilots of $11.0 million during fiscal 2006 compared to fiscal 2005.

Fiscal 2005 revenues increased over fiscal 2004 revenues primarily due to the following:

•	an increase in self-insured employer actual lives under management from 361,000 at August 31, 2004 to 641,000 at August 31, 2005;
•	existing customers adding or expanding 29 programs since the beginning of fiscal 2004;
•	the commencement of 10 new contracts since the beginning of fiscal 2004; and
•	increased membership in customers’ existing programs.

We anticipate that fiscal 2007 revenues will increase over fiscal 2006 revenues primarily due to the expansion of existing contracts, increasing demand for our Health and Care Support services from self-insured employers who contract with our health plan customers or with Medco, anticipated new health plan contracts, increased revenues from MHS pilots, and the pending acquisition of Axia,.

Cost of Services

Cost of services as a percentage of revenues increased to 68.2% for fiscal 2006 compared to 65.7% for fiscal 2005. This increase is primarily related to the following:

•

revenues and costs related to the two MHS pilots, which began in August and September of 2005, respectively. A significant portion of the performance-based fees under these three-year pilots has not yet been recognized as revenue because the contracts are in their early stages and we have not yet achieved 100% of the cumulative net savings target. During fiscal 2006, we recorded revenues of $11.2 million and costs of $21.3 million attributable to the MHS pilots compared to $0.2 million of revenues and $4.8 million of costs during fiscal 2005; and

•

long-term incentive compensation costs of $7.5 million incurred during fiscal 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to no share-based compensation costs during fiscal 2005.

Excluding the revenues and costs associated with the MHS pilots and the long-term incentive compensation costs noted above, cost of services as a percentage of revenues decreased to 62.9% from 64.2% for fiscal 2006 and 2005, respectively, primarily due to increased capacity utilization, economies of scale, and productivity enhancements during fiscal 2006 compared to fiscal 2005.

Cost of services as a percentage of revenues increased to 65.7% for fiscal 2005 compared to 63.8% for fiscal 2004. Excluding contract performance incentive bonus revenues, which totaled $2.5 million for fiscal 2004 compared to $0.2 million for fiscal 2005, cost of services as a percentage of revenues increased to 65.7% from 64.4% for fiscal 2005 and 2004, respectively, primarily as a result of the following:

•	an increase in accrued employee bonuses; and
•	increased expenses related to securing and preparing for MHS pilots during fiscal 2005 compared to fiscal 2004.

These increases were partially offset by decreases attributable to initial operating costs in fiscal 2004 related to the opening of two new care enhancement centers in January 2004 and March 2004 and increased capacity utilization, economies of scale, and productivity enhancements during fiscal 2005 compared to fiscal 2004.

We anticipate that fiscal 2007 cost of services will increase over fiscal 2006 primarily as a result of increases in operating staff required for expected increases in demand for our services, increases in indirect staff costs associated with the continuing development and implementation of our Health and Care Support services, increases in information technology and other support staff and costs, and the incremental cost of services attributable to Axia,.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 10.8% for fiscal 2006 compared to 9.1% for fiscal 2005, primarily related to the following costs:

•	costs attributable to pursuing opportunities in international markets, which totaled $3.2 million and $0.7 million for fiscal 2006 and 2005, respectively; and
•

long-term incentive compensation costs of $7.8 million during fiscal 2006, which consisted of share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to $0.5 million of share-based compensation costs during fiscal 2005.

Excluding the costs above, selling, general and administrative expenses as a percentage of revenues decreased to 8.1% for fiscal 2006 compared to 8.7% for fiscal 2005, primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

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

We anticipate that selling, general and administrative expenses for fiscal 2007 will increase over fiscal 2006 primarily due to anticipated investments in international initiatives, increases in selling and general administrative costs in support of our existing and anticipated new and expanded contracts, incremental selling, general and administrative costs attributable to Axia, and costs related to the integration of Axia.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2006 increased 9.4% compared to fiscal 2005 and 21.5% for fiscal 2005 compared to fiscal 2004, primarily due to increased depreciation expense associated with capital expenditures to enhance our information technology capabilities and expand our corporate office and calling capacity at existing care enhancement centers.

We anticipate that depreciation and amortization expense for fiscal 2007 will increase over fiscal 2006 primarily as a result of 1) anticipated amortization expense associated with the estimated identifiable intangible assets expected to be recorded upon completion of the Axia acquisition, and 2) additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for fiscal 2006 decreased 35.4% compared to fiscal 2005 primarily because we had no bank debt outstanding during fiscal 2006.

Interest expense for fiscal 2005 decreased 53.5% compared to fiscal 2004 primarily due to a reduction in our long-term debt balance resulting from net repayments of $48.0 million of revolving debt during fiscal 2005, as well as lower interest rates under the First Amended and Restated Revolving Credit Loan Agreement dated October 29, 2004 (“the First Amended Credit Agreement”) compared to the Revolving Credit and Term

Loan Agreement dated September 5, 2003 (the “Former Credit Agreement”) (described more fully in “Liquidity and Capital Resources” below).

We anticipate that interest expense for fiscal 2007 will increase over fiscal 2006 primarily as a result of anticipated financing costs attributable to borrowings expected to be incurred in conjunction with the Axia acquisition.

Income Tax Expense

Our effective tax rate decreased to 39.3% for fiscal 2006 compared to 39.6% and 39.8% for fiscal 2005 and 2004, respectively, primarily as a result of changes in our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. We anticipate that our effective tax rate for fiscal 2007 will increase over fiscal 2006 primarily as a result of an expected increase in costs related to international initiatives in fiscal 2007.

Liquidity and Capital Resources

Cash and cash equivalents increased $91.3 million during fiscal 2006 to $154.8 million at August 31, 2006 from $63.5 million at August 31, 2005. The increase was primarily due to cash flow from operations and the exercise of stock options, partially offset by capital expenditures.

Operating activities for fiscal 2006 generated cash of $99.8 million compared to $75.2 million for fiscal 2005. The increase in operating cash flow of $24.6 million resulted primarily from 1) an increase in cash collections recorded to contract billings in excess of earned revenue for fiscal 2006 compared to fiscal 2005, primarily related to the MHS pilots; and 2) payments during fiscal 2005 related to accounts payable accrued at August 31, 2004 associated with capital expenditures for upgrades to hardware in support of core business functions. These increases to cash were partially offset by 1) an increase in accounts receivable primarily resulting from increased revenues due to growth in our business; 2) a higher employee bonus payment during fiscal 2006 compared to fiscal 2005; and 3) the reclassification of the tax benefit of stock option exercises from operating cash flows during fiscal 2005 to financing cash flows during fiscal 2006, as required by SFAS No. 123(R).

Investing activities during fiscal 2006 used $27.5 million in cash which consisted almost entirely of investments in property and equipment, primarily associated with the addition of information technology hardware and software, the opening of a new care enhancement center, and expansions at existing care enhancement centers.

Financing activities for fiscal 2006 provided $19.0 million in cash primarily due to proceeds from the exercise of stock options and the related tax benefit. In addition, we received from escrow $3.8 million that was previously classified as restricted cash due to contractual requirements with a customer and was reclassified to cash and cash equivalents as our first-year results were validated with the customer.

On September 19, 2005, we amended and restated the First Amended Credit Agreement and entered into the Second Amended Credit Agreement, which provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of August 31, 2006, our available line of credit totaled $249.3 million.

The Second Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of September 19, 2010. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5%, which is dependent on the ratio of total funded debt to EBITDA, or at the prime rate. The Second Amended Credit Agreement also provides for a fee ranging between 0.175% and 0.3% of unused commitments. The Second Amended Credit Agreement is secured by guarantees from our active domestic subsidiaries and by security interests in substantially all of our and our subsidiaries’ assets.

The First Amended Credit Agreement provided us with up to $150.0 million in borrowing capacity and contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) interest coverage, (iii) fixed charge coverage, and (iv) net worth. The Second Amended Credit Agreement contains similar financial covenants with the exclusion of the interest coverage ratio. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. As of August 31, 2006, we were in compliance with all of the covenant requirements of the Second Amended Credit Agreement.

As of August 31, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement totaling $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

We believe that cash flow from operating activities, our available cash, and our expected available credit under committed bank debt will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

As discussed above, in October 2006, we entered into a stock purchase agreement to acquire Axia. We currently anticipate that the acquisition will be financed through a combination of cash on hand and committed bank debt. In connection with the acquisition, we entered into a commitment letter with respect to credit facilities under which we may borrow up to $600.0 million, including a revolving credit facility of up to $400.0 million and a term loan facility of $200.0 million, consisting of a term loan B. Pursuant to the commitment letter, our ability to borrow under the credit facilities is subject to various conditions that are customary for a transaction of this type.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of August 31, 2006:

	Payments Due By Year Ended August 31,

(In $000s)	2007	2008 - 2009	2010 - 2011	2012 and After	Total

Capital lease obligations	$214	$251	$—	$—	$465
Deferred compensation
plan payments	1,442	2,175	550	3,971	8,138
Operating lease obligations (1)	8,054	17,795	18,889	72,005	116,743
Other contractual cash obligations (2)	2,400	4,075	1,500	—	7,975

Total Contractual Cash
Obligations	$12,110	$24,296	$20,939	$75,976	$133,321

(1) In May 2006, we entered into an office lease agreement for our new corporate headquarters containing approximately 255,000 square feet of rentable area. The term of the lease is 15 years and will commence on the date that the premises are ready for occupancy, which is expected to be before March 1, 2008. The base rent for the initial 15-year term will be based on the actual construction costs of the building and is expected to range from $16.38 per square foot to $24.88 per square foot over the term.

(2) Other commitments represent cash payments in connection with our strategic alliance agreements and exclude certain variable costs related to one strategic alliance that are based on the number of future eligible members.

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is effective for fiscal years beginning after December 15, 2006.  We do not yet know the impact that the adoption of FIN No. 48 will have on our financial position or results of operations.

Fair Value Measurement

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Effect of Prior Year Misstatements on Current Year Misstatements

In September 2006 the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which requires that companies quantify errors under both the “rollover” and “iron curtain” methods and evaluate the misstatement of the current year financial statements calculated under each approach.  The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement, while the iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin.  After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a company must adjust its financial statements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Second Amended Credit Agreement, the First Amended Credit Agreement, and the Former Credit Agreement, which bear interest based on floating rates. Borrowings under the First Amended Credit Agreement bore interest, at our option, at the prime rate plus a spread of 0.0% to 1.0% or LIBOR plus a spread of 1.25% to 2.25%, which was dependent on the ratio of total funded debt to EBITDA, or a combination thereof. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5%, which is dependent on the ratio of total funded debt to EBITDA, or at the prime rate. As of August 31, 2006, we do not execute transactions or hold derivative financial instruments for trading purposes.

Because there was no variable rate debt outstanding during fiscal 2006, a one-point interest rate change would not have caused interest expense to fluctuate for fiscal 2006.

Item 8. Financial Statements and Supplementary Data

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

At August 31,	2006	2005

Current assets:
Cash and cash equivalents	$154,792	$63,467
Restricted cash	—	3,811
Accounts receivable, net	52,978	40,697
Prepaid expenses and other current assets	9,397	5,681
Deferred tax asset	3,726	3,305

Total current assets	220,893	116,961

Property and equipment:
Leasehold improvements	16,009	12,836
Computer equipment and related software	75,524	61,772
Furniture and office equipment	18,542	16,294

	110,075	90,902
Less accumulated depreciation	(63,525)	(51,114)

Net property and equipment	46,550	39,788

Long-term deferred tax asset	2,557	—

Other assets	4,052	2,065

Intangible assets, net	12,199	16,120

Goodwill, net	96,135	96,020

Total assets	$382,386	$270,954

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

At August 31,	2006	2005

Current liabilities:
Accounts payable	$9,221	$3,622
Accrued salaries and benefits	36,007	26,845
Accrued liabilities	5,748	5,006
Contract billings in excess of earned revenue	35,013	8,037
Income taxes payable	7,906	660
Current portion of long-term debt	180	163
Current portion of long-term liabilities	2,349	1,984

Total current liabilities	96,424	46,317

Long-term debt	236	416

Long-term deferred tax liability	—	8,236

Other long-term liabilities	10,853	9,055

Stockholders’ equity
Preferred stock
$.001 par value, 5,000,000 shares authorized,
none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized,
34,597,748 and 33,808,518 shares outstanding	35	34
Additional paid-in capital	140,216	109,425
Retained earnings	134,622	97,471

Total stockholders’ equity	274,873	206,930

Total liabilities and stockholders’ equity	$382,386	$270,954

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

Year ended August 31,	2006	2005	2004

Revenues	$412,308	$312,504	$245,410
Cost of services	281,161	205,253	156,462

Gross margin	131,147	107,251	88,948

Selling, general and administrative expenses	44,417	28,418	23,686
Depreciation and amortization	24,517	22,408	18,450
Interest expense	1,053	1,630	3,509

Income before income taxes	61,160	54,795	43,303
Income tax expense	24,009	21,711	17,245

Net income	$37,151	$33,084	$26,058

Earnings per share:
Basic	$1.08	$1.00	$0.81

Diluted	$1.02	$0.93	$0.75

Weighted average common shares and equivalents
Basic	34,348	33,241	32,264
Diluted	36,379	35,691	34,632

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, August 31, 2003	$—	$32	$74,070	$38,329	$—	$112,431

Net income	—	—	—	26,058	—	26,058

Net change in fair value of interest rate
swap, net of income taxes of $23	—	—	—	—	35	35

Total comprehensive income						26,093

Exercise of stock options and other	—	1	5,085	—	—	5,086

Tax benefit of option exercises	—	—	10,013	—	—	10,013

Issuance of stock in conjunction with
strategic alliance	—	—	1,812	—	—	1,812

Balance, August 31, 2004	$—	$33	$90,980	$64,387	$35	$155,435

Net income	—	—	—	33,084	—	33,084

Termination of interest rate swap	—	—	—	—	(35)	(35)

Total comprehensive income						33,049

Exercise of stock options and other	—	1	5,229	—	—	5,230

Tax benefit of option exercises	—	—	11,672	—	—	11,672

Issuance of stock in conjunction with
Health IQ acquisition	—	—	1,544	—	—	1,544

Balance, August 31, 2005	$—	$34	$109,425	$97,471	$—	$206,930

Net income	—	—	—	37,151	—	37,151

Exercise of stock options and other	—	1	5,342	—	—	5,343

Tax benefit of option exercises	—	—	11,467	—	—	11,467

Share-based employee
compensation expense	—	—	13,982	—	—	13,982

Balance, August 31, 2006	$—	$35	$140,216	$134,622	$—	$274,873

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended August 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$37,151	$33,084	$26,058
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	24,517	22,408	18,450
Amortization of deferred loan costs	476	488	768
Share-based employee compensation expense	13,982	494	820
Excess tax benefits from share-based payment arrangements	(10,936)	11,672	10,013
Increase in accounts receivable, net	(12,281)	(6,485)	(7,174)
(Increase) decrease in other current assets	(3,716)	1,098	(1,425)
Increase (decrease) in accounts payable	5,599	(3,562)	4,824
Increase (decrease) in accrued salaries and benefits	9,162	18,880	(3,959)
Increase in other current liabilities	46,434	820	3,040
Deferred income taxes	(11,217)	(5,456)	(468)
Other	3,621	2,003	3,841
(Increase) decrease in other assets	(1,539)	633	231
Payments on other long-term liabilities	(1,445)	(872)	(371)

Net cash flows provided by operating activities	99,808	75,205	54,648

Cash flows from investing activities:
Acquisition of property and equipment	(27,356)	(16,161)	(26,189)
Purchases of investments	—	(2,000)	(6,000)
Proceeds on sale of investments	—	9,040	70
Business acquisitions, net of cash acquired	(115)	(1,120)	(60,223)

Net cash flows used in investing activities	(27,471)	(10,241)	(92,342)

Cash flows from financing activities:
Decrease (increase) in restricted cash	3,811	(2,287)	(1,524)
Proceeds from issuance of long-term debt	—	48,000	60,000
Deferred loan costs	(924)	(730)	(2,315)
Excess tax benefits from share-based payment arrangements	10,936	—	—
Exercise of stock options	5,328	4,599	4,258
Payments of long-term debt	(163)	(96,226)	(12,424)

Net cash flows provided by (used in) financing activities	18,988	(46,644)	47,995

Net increase in cash and cash equivalents	91,325	18,320	10,301

Cash and cash equivalents, beginning of period	63,467	45,147	34,846

Cash and cash equivalents, end of period	$154,792	$63,467	$45,147

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$548	$1,099	$2,749

Cash paid during the year for income taxes	$16,415	$18,198	$6,367

Noncash Activities:
Issuance of unregistered common stock associated with
Health IQ acquisition	$—	$1,544	$—

Issuance of unregistered common stock associated with
Outcomes Verification Program	$—	$—	$1,812

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Healthways, Inc. (formerly American Healthways, Inc.) and its wholly-owned subsidiaries provide specialized, comprehensive Health and Care Support programs and services to health plans, governments, employers, and hospitals in all 50 states, the District of Columbia, Puerto Rico and Guam.

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

c. Restricted Cash – Restricted cash at August 31, 2005 represented funds held in escrow in connection with a contractual requirement with a customer. In accordance with the terms of the contract, in January 2006 the entire $3.8 million was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

d. Accounts Receivable - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments. Unbilled receivables primarily represent fees that have been earned but that cannot be billed for until a contractually specified time, typically less than one year. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we may provide reserves, when appropriate, for billing adjustments at contract reconciliation.

e. Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three years for computer software and hardware and five to seven years for furniture and other office equipment. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to eleven years. Depreciation expense for the years ended August 31, 2006, 2005, and 2004 was $20.6 million, $18.5 million, and $14.2 million, respectively, including amortization of assets recorded under capital leases.

f. Other Assets - Other assets consist primarily of deferred loan costs net of accumulated amortization.

g. Intangible Assets - Intangible assets subject to amortization primarily include acquired technology and customer contracts, which we amortize on a straight-line basis over a five-year estimated useful life. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization consist of a trade name of $4.3 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 4 for further information on intangible assets.

h. Goodwill – We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire. The change in the carrying amount of goodwill for fiscal 2006 primarily relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ Diagnostics, LLC (“Health IQ”) additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008 (see Note 3). Accumulated amortization of goodwill at August 31, 2006 and 2005 was $5.1 million.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we review goodwill at least annually for impairment. We completed our annual impairment test as of June 30, 2006 as required by SFAS No. 142 and concluded that no impairment of goodwill exists. In connection with the adoption of SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

i. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not meeting performance targets.

j. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly-owned subsidiaries. We compute our income tax provision under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.

k. Revenue Recognition - We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 10% of revenues recorded during fiscal 2006 were performance-based and were subject to final reconciliation as of August 31, 2006. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are participating in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots will operate for 36 months and may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc. The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations.

In June 2006, we signed an amendment to our cooperative agreement with the Centers for Medicare & Medicaid Services (“CMS”) for our MHS stand-alone pilot in Maryland and the District of Columbia, which, among other things, enabled us to provide congestive heart failure programs to approximately 4,500 additional Medicare fee-for-service beneficiaries for two years beginning on August 1, 2006 (the “refresh population”). All fees for the refresh population are performance-based.

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

We assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply. A minimum of four to six months’ data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year. In addition, we may also provide contractual reserves, when appropriate, for billing adjustments at contract reconciliation.

Substantially all of the fees under both the MHS pilots and the refresh population in which we are participating are performance-based.  The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of five percent.  The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of five percent at the end of the pilots.  Under the amendment of our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Under the stand-alone pilot, savings in excess of target achieved in either the original cohort or the refresh cohort can be applied against any savings deficit that might occur in the other cohort. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly or more frequent basis, we assess our performance against the control group under these pilots based on quarterly performance reports received from CMS’ financial reconciliation contractor.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of August 31, 2006, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years, including performance-based fees recognized as revenue under the MHS pilots, which will not be settled with the customer until the end of the pilots, totaled approximately $54.3 million. Of this amount, $19.9 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $34.4 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided in the prior fiscal year. During fiscal 2006, we recognized a net increase in revenue of $1.6 million that related to services provided prior to fiscal 2006.

l. Earnings Per Share – We report earnings per share under SFAS No. 128 “Earnings per Share”. We calculate basic earnings per share using weighted average common shares outstanding during the period. We calculate diluted earnings per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period.

m. Share-Based Compensation – We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

As permitted by SFAS No. 123, prior to September 1, 2005 we accounted for share-based payments to employees and outside directors using APB No. 25’s intrinsic value method and adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” As such, we generally recognized no compensation cost for employee stock options prior to fiscal 2006.

See Note 9 for further information on share-based compensation.

n. Management Estimates – In preparing our consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and 2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is effective for fiscal years beginning after December 15, 2006.  We do not yet know the impact that the adoption of FIN No. 48 will have on our financial position or results of operations.

Fair Value Measurement

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Effect of Prior Year Misstatements on Current Year Misstatements

In September 2006 the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which requires that companies quantify errors under both the “rollover” and “iron curtain” methods and evaluate the misstatement of the current year financial statements calculated under each approach.  The rollover method quantifies a misstatement based on the effects of correcting the misstatement existing in the current period income statement, while the iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period, regardless of the misstatement’s period(s) of origin.  After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a company must adjust its financial statements.

SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material impact on our financial position or results of operations.

3.	Goodwill

The change in carrying amount of goodwill during the years ended August 31, 2006 and 2005 is shown below:

(In $000s)
Balance, August 31, 2004	$93,574
Health IQ acquisition and related costs	3,622
StatusOne purchase price adjustments	(1,176)

Balance, August 31, 2005	$96,020
Health IQ purchase price adjustment	115

Balance, August 31, 2006	$96,135

The Health IQ acquisition and related costs of $3.6 million during fiscal 2005 relate to the acquisition of Health IQ in June 2005. The StatusOne purchase price adjustments during fiscal 2005 primarily relate to $1.3 million that we received from escrow during the first quarter of fiscal 2005 after the termination of the StatusOne Health Systems, LLC (“StatusOne”) escrow agreement. The Health IQ purchase price adjustment of $0.1 million during fiscal 2006 primarily relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

4.	Intangible Assets

Intangible assets subject to amortization at August 31, 2006 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$6,098	$4,065
Customer contracts	9,179	5,519	3,660
Other	200	70	130

Total	$19,542	$11,687	$7,855

Intangible assets subject to amortization at August 31, 2005 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$4,065	$6,098
Customer contracts	9,233	3,725	5,508
Other	200	30	170

Total	$19,596	$7,820	$11,776

Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the years ended August 31, 2006 and 2005 was $3.9 million. Estimated amortization expense is $3.9 million for each of the next two fiscal years and $40,000, $10,000 and zero for the three fiscal years thereafter, respectively.

Intangible assets not subject to amortization at August 31, 2006 and 2005 consist of a trade name associated with the StatusOne acquisition of $4.3 million.

5.	Income Taxes

Income tax expense is comprised of the following:

Year ended August 31, (in $000s)	2006	2005	2004

Current taxes
Federal	$29,247	$22,750	$14,729
State	5,977	4,416	3,016
Deferred taxes
Federal	(9,312)	(4,941)	(165)
State	(1,903)	(514)	(335)

Total	$24,009	$21,711	$17,245

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows the significant components of our net deferred tax asset (liability) for the fiscal years ended August 31, 2006 and 2005:

At August 31, (in $000s)	2006	2005

Deferred tax assets:
Accruals and reserves	$2,681	$2,375
Spin-off stock option adjustment	13	21
Deferred compensation	5,111	4,370
Share based payments	5,523	—
Capital loss carryforward	97	97

	13,425	6,863
Valuation allowance	(97)	(97)

	13,328	6,766

Deferred tax liability:
Tax over book depreciation	2,312	5,465
Tax over book amortization	4,733	6,232

	7,045	11,697

Net deferred tax asset (liability)	$6,283	$(4,931)

Net current deferred tax assets	$3,726	$3,305
Net long-term deferred tax asset (liability)	2,557	(8,236)

	$6,283	$(4,931)

We recorded a valuation allowance totaling approximately $97,000 against deferred tax assets as of August 31, 2006 and 2005 because management believes it is more likely than not that the net deferred tax asset related to a capital loss carryforward will not be realized in future tax periods. The capital loss carryforward will expire if unused by August 31, 2007. For fiscal 2006 and 2005, the tax benefit of stock option compensation, excluding tax benefit either relieving the deferred tax asset described as “Spin-off stock option adjustment” or related to the deferred tax asset for share-based payments subject to SFAS No. 123(R), is recorded as additional paid-in capital.

The difference between income tax expense computed using the effective tax rate and the statutory federal income tax rate follows:

Year ended August 31, (in $000s)	2006	2005	2004

Statutory federal income tax	$21,406	$19,178	$15,156
State income taxes, less federal income tax benefit	2,495	2,249	1,743
Other	108	284	346

Income tax expense	$24,009	$21,711	$17,245

6.	Long-Term Debt

On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of August 31, 2006, our available line of credit totaled $249.3 million.

The Second Amended Credit Agreement requires us to repay the principal on any loans at the maturity date of September 19, 2010. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5%, which is dependent on the ratio of total funded debt to EBITDA, or at the prime rate. The Second Amended Credit Agreement also provides for a fee ranging between 0.175% and 0.3% of unused commitments. The Second Amended Credit Agreement is secured by guarantees from our active domestic subsidiaries and by security interests in substantially all of our and our subsidiaries’ assets.

The Second Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2006, we were in compliance with all of the covenant requirements of the Second Amended Credit Agreement.

As of August 31, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement for $0.7 million primarily to support our requirement to repay fees under one health plan contract in the event we do not perform at established target levels and do not repay the fees due in accordance with the terms of the contract.

To meet the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we calculate the estimated fair value of financial instruments using quoted market prices of similar instruments or discounted cash flow techniques. At August 31, 2006 and 2005, there were no material differences between the carrying amount and the fair value of our debt.

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

As of August 31, 2006 and 2005, other long-term liabilities included vested amounts under the plan of $6.7 million and $5.4 million, respectively, net of the current portion of $1.4 million. For the next five fiscal years, we must make plan payments of $1.4 million for the first two fiscal years, and $0.8 million, $0.3 million, and $0.2 million, for the next three fiscal years, respectively.

8.	Leases

We maintain operating lease agreements principally for our corporate office space and our ten care enhancement centers. Our corporate office leases cover approximately 150,000 square feet and expire from August 2007 to May 2009. Our support and training offices for StatusOne contain approximately 23,000 square feet of space in aggregate and have initial terms ranging from two to five years. The care enhancement center leases cover approximately 15,000 to 33,000 square feet each and have initial terms of approximately five to eleven years.

In May 2006, we entered into an office lease agreement for our new corporate headquarters to be located near Nashville, Tennessee containing approximately 255,000 square feet of rentable area. The term of the lease is 15 years and will commence on the date that the premises are ready for occupancy, which is expected to be before March 1, 2008. The lease also provides for two renewal options of five years each at then prevailing market rates. The base rent for the initial 15-year term will be based on the actual construction costs of the building and is expected to range from $16.38 per square foot to $24.88 per square foot over the term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices. Certain operating leases contain renewal options to extend the lease for additional periods. Our capital lease obligation contains an option to purchase the leased property for a specified amount at the end of the lease term. For the years ended August 31, 2006, 2005 and 2004, rent expense under lease agreements was approximately $7.7 million, $6.0 million, and $4.9 million, respectively.

The following table summarizes our future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five fiscal years:

(In $000s) Year ending August 31,	Capital Leases	Operating Leases

2007	$214	$8,054
2008	214	8,116
2009	37	9,679
2010	—	9,808
2011	—	9,081
2012 and thereafter	—	72,005

Total minimum lease payments	465	$116,743

Less amount representing interest	(49)

Present value of net minimum lease payments	416
Less current portion	(180)

	$236

9.	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. Prior to September 1, 2005, we accounted for these plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”

For the years ended August 31, 2005 and 2004, we recorded compensation expense under APB No. 25 of approximately $0.5 million and $0.8 million, respectively. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $0.2 million and $0.3 million for the years ended August 31, 2005 and 2004, respectively. We generally recognize compensation expense related to fixed award stock options with graded vesting on a straight-line basis over the vesting period.

Effective September 1, 2005, we adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the year ended August 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted on or after September 1, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123(R). In accordance with the modified prospective method, we have not restated prior period results.

For the year ended August 31, 2006, we recognized share-based compensation costs of $14.0 million, which consisted of $6.6 million in cost of services and $7.4 million in selling, general and administrative expenses. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $5.5 million for the year ended August 31, 2006. We did not capitalize any share-based compensation costs during fiscal 2006, 2005, or 2004.

As a result of adopting SFAS No. 123(R), income before income taxes and net income for the year ended August 31, 2006 were $14.0 million and $8.4 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. The effect of adopting SFAS No. 123(R) on both basic and diluted earnings per share for the year ended August 31, 2006 was $0.25 and $0.23 per share, respectively.

Prior to adopting SFAS No. 123(R), we presented the tax benefit of stock option exercises as operating cash flows. SFAS No. 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

SFAS No. 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No.123(R). The pool includes the net excess tax benefits that would have been recognized if the company had adopted SFAS No. 123 for recognition purposes on its effective date.

We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The excess tax benefits from share-based payment arrangements classified as a financing cash inflow for the year ended August 31, 2006 of $10.9 million would not have been materially different if we had not adopted SFAS No. 123(R); however, they would have been classified as an operating cash inflow rather than as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended August 31, 2005 and 2004:

	Year ended August 31,

(In $000s, except per share data)	2005	2004

Net income, as reported	$33,084	$26,058

Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	299	493
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(6,709)	(5,097)

Pro forma net income	$26,674	$21,454

Earnings per share:
Basic - as reported	$1.00	$0.81
Basic - pro forma	$0.80	$0.66

Diluted - as reported	$0.93	$0.75
Diluted - pro forma	$0.75	$0.62

As noted above, we have several stockholder-approved stock incentive plans for employees and directors under which we have granted non-qualified stock options, restricted stock, and restricted stock units. We grant options under these plans at market value on the date of grant. The options generally vest over or at the end of four years. Options granted on or after August 24, 2005 expire seven years from the date of grant, while options granted before August 24, 2005 expire ten years from the date of grant. Restricted share awards generally vest at the end of four years. Certain option and restricted share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At August 31, 2006, we have reserved approximately 546,000 shares for future equity grants under our stock incentive plans.

As of August 31, 2006, there was $26.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

In June 2005, we changed from the Black-Scholes option valuation model (“Black-Scholes model”) to a lattice-based binomial option valuation model (“lattice binomial model”), which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. For the year ended August 31, 2006, we contracted with a third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. During fiscal 2006, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock. The expected term of options granted was derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding. We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

For the years ended August 31, 2005 and 2004, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended August 31, 2006, 2005, and 2004:

Year ended August 31,	2006	2005	2004

Weighted average grant-date fair value of options	$22.61	$20.02	$15.64

Assumptions:
Expected volatility	47.7%	49.8%	60.0%
Expected dividends	—	—	—
Expected term (in years)	5.3	5.7	7.4
Risk-free rate	3.8%	3.8%	3.8%

A summary of option activity as of August 31, 2006 and changes during the year then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at September 1, 2005	6,485	$16.53
Granted	215	47.52
Exercised	(782)	6.85
Forfeited or expired	(82)	23.69

Outstanding at August 31, 2006	5,836	18.87	6.3	$191,337

Exercisable at August 31, 2006	3,486	10.86	5.7	$142,076

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during fiscal 2006, 2005, and 2004 was $29.0 million, $29.8 million, and $25.4 million, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2006 and 2005 was $5.3 million and $4.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $11.5 million and $11.8 million for the years ended August 31, 2006 and 2005, respectively. We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the years ended August 31, 2006 and 2005 was $47.40 and $42.51, respectively. Nonvested shares were not granted during the year ended August 31, 2004.

The following table shows a summary of our nonvested shares as of August 31, 2006 as well as activity during the year then ended. The total fair value of shares vested during fiscal 2006, 2005, and 2004 was $0.4 million, $16,000, and $40,000, respectively.

Nonvested Shares	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at September 1, 2005	135	$42.57
Granted	38	47.40
Vested	(10)	40.67
Forfeited	(3)	43.44

Nonvested at August 31, 2006	160	43.82

10.	Comprehensive Income

Comprehensive income, net of income taxes, was $37.2 million, $33.0 million, and $26.1 million for the years ended August 31, 2006, 2005, and 2004, respectively.

11.	Stockholder Rights Plan

On June 19, 2000, the Board of Directors adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share. As amended in June 2004 and July 2006, each right initially entitles its holder to purchase one one-hundredth of a Series A preferred share at $175.00, subject to adjustment. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights.

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

We have a 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees. Employees can contribute up to a certain percentage of their base compensation as defined in the Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the Plan totaled $2.5 million, $2.3 million, and $2.0 million for the years ended August 31, 2006, 2005 and 2004, respectively.

13.	Commitments and Contingencies

Pursuant to an earn-out agreement executed in connection with the acquisition of certain assets of Health IQ in June 2005, we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

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

We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and the related arbitration proceeding, and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of these matters which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case and all related matters will not have a material effect on our liquidity or financial condition.

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

14.	Segment Disclosures

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

Our integrated Health and Care Support product line includes programs for various diseases, conditions, and wellness programs. It is impracticable for us to report revenues by program. Further, we report revenues from our external customers on a consolidated basis since Health and Care Support services are the only service that we provide.

We derived approximately 38% of our fiscal 2006 revenues from two contracts that each comprised more than 10% of our revenues for the year. Revenues from each of these contracts individually totaled approximately 27% and 11%, respectively, of fiscal 2006 revenues. In fiscal 2005 and 2004, these same two contracts each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 38% and 44%, respectively, of our fiscal 2005 and fiscal 2004 revenues.

15.	Subsequent Event

On September 30, 2006, we terminated an Agreement and Plan of Merger dated May 30, 2006 with LifeMasters Supported SelfCare, Inc. (“LifeMasters”) and entered into a Merger Termination and Release Agreement which provides for, among other things, a mutual release of claims and a payment of $1.5 million from LifeMasters to reimburse us for certain of our expenses.

On October 11, 2006, we entered into a stock purchase agreement with Axia, a national provider of preventive health and wellness programs, to purchase all of Axia’s outstanding shares of capital stock for approximately $450 million, subject to adjustment for Axia’s indebtedness, working capital, and cash balance at closing. Of the purchase price, $35 million will be held in escrow until December 31, 2007 to satisfy any potential indemnification claims. An additional $9 million of the purchase price will be held in escrow to satisfy a portion of certain potential earnout obligations. We expect the acquisition to close during December 2006, subject to satisfaction of the closing conditions in the stock purchase agreement, including receipt of required regulatory approvals. We currently anticipate that the acquisition will be financed through a combination of cash on hand and committed bank debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Healthways, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Healthways, Inc. and Subsidiaries (the Company) as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. and Subsidiaries at August 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 9 to the consolidated financial statements, the Company adopted SFAS 123(R), Share-Based Payment, effective September 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Healthways, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Nashville, Tennessee

November 13, 2006

Quarterly Financial Information (unaudited):
(In thousands, except per share data)

Fiscal 2006	First	Second	Third	Fourth

Revenues	$90,592	$100,021	$106,820	$114,876

Gross margin	$26,747	$29,162	$33,238	$42,000
Income before income taxes	$10,706	$12,161	$15,481	$22,811
Net income	$6,456	$7,333	$9,335	$14,027

Basic earnings per share (1)	$0.19	$0.21	$0.27	$0.41
Diluted earnings per share (1)	$0.18	$0.20	$0.26	$0.38

Fiscal 2005	First	Second	Third	Fourth

Revenues	$71,186	$75,337	$78,357	$87,624

Gross margin	$25,214	$27,205	$27,426	$27,406
Income before income taxes	$12,937	$13,953	$14,111	$13,793
Net income	$7,762	$8,441	$8,536	$8,344

Basic earnings per share (1)	$0.24	$0.26	$0.26	$0.25
Diluted earnings per share (1)	$0.22	$0.24	$0.24	$0.23

(1)

We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

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

Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2006, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

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

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Healthways, Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthways, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Healthways, Inc. and Subsidiaries maintained effective internal control over financial reporting as of August 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Healthways, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. and Subsidiaries as of August 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006 and our report dated November 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

November 13, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning our directors, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held February 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I, under the caption “Executive Officers of the Registrant” of this Form 10-K.

Item 11. Executive Compensation

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 2, 2007, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

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

3.	Exhibits

3.1	Restated Certificate of Incorporation for Healthways, Inc., as amended

3.2	Bylaws, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2

Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3

Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

4.4

Amendment No. 2 to Rights Agreement, dated July 19, 2006, between Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2006]

10.1

Second Amended and Restated Revolving Credit Loan Agreement between the Company and SunTrust Bank as Administrative Agent, Regions Bank and Bank of America, N.A. as Co-Documentation Agents, and National City Bank and U.S. Bank, N.A. as Co-Syndication Agents dated September 15, 2005 including Form Revolving Credit Note, Form Swingline Note, and Form Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated September 22, 2005]

10.2

Agreement and Plan of Merger by and among American Healthways, Inc., AH Mergersub, Inc., StatusOne Health Systems, Inc., and certain stockholders of StatusOne Health Systems, Inc. dated as of September 5, 2003 [incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 9, 2003]

10.3

Office Lease by and between Healthways, Inc. and Highwoods/Tennessee Holdings, L.P., dated as of May 4, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006]

10.4

Merger Termination and Release Agreement by and among Healthways, Inc., Lime Acquisition Corp., and LifeMasters Supported SelfCare, Inc., dated as of September 30, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2006]

Management Contracts and Compensatory Plans

10.5	Employment Agreement dated February 1, 2006 between the Company and Thomas G. Cigarran [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.6	Employment Agreement dated February 1, 2006 between the Company and Robert E. Stone [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.7	Employment Agreement dated February 1, 2006 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.8	Employment Agreement dated February 1, 2006 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.9	Employment Agreement dated February 1, 2006 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.10	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr, [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001]

10.11

Amendment to Employment Agreement dated October 7, 2005 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated October 12, 2005]

10.12	Employment Agreement dated February 1, 2006 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.13	Employment Agreement dated February 1, 2006 between the Company and James Pope, MD [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.14	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2003]

10.15	Employment Agreement dated February 1, 2006 between the Company and Robert L. Chaput [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.16	Capital Accumulation Plan, as amended and restated [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2005]

10.17	1991 Employee Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company for its fiscal year ended August 31, 1992]

10.18	Amendment to 1991 Employee Stock Incentive Plan

10.19	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.20	1996 Stock Incentive Plan, as amended

10.21	2001 Amended and Restated Stock Option Plan

10.22	Form of Non-Qualified Stock Option Agreement under the Company’s 1996 Stock Incentive Plan, as amended

10.23	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2001 Stock Option Plan

10.24	Form of Restricted Stock Unit Award Agreement under the Company’s 1996 Stock Incentive Plan, as amended

10.25	Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 1996 Stock Incentive Plan, as amended

11	Earnings Per Share Reconciliation

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of

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

HEALTHWAYS, INC.

November 13, 2006	By: /s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	President, Chief Executive	November 13, 2006
Ben R. Leedle, Jr.	Officer, and Director (Principal Executive Officer)
/s/ Mary A. Chaput	Executive Vice President and Chief	November 13, 2006
Mary A. Chaput	Financial Officer (Principal Financial Officer)
/s/ Alfred Lumsdaine	Senior Vice President and Corporate	November 13, 2006
Alfred Lumsdaine /s/ Thomas G. Cigarran	Controller (Principal Accounting Officer) Chairman of the Board and Director	November 13, 2006
Thomas G. Cigarran

/s/ Frank A. Ehmann	Director	November 13, 2006
Frank A. Ehmann

/s/ Henry D. Herr	Director	November 13, 2006
Henry D. Herr

/s/ C. Warren Neel	Director	November 13, 2006
C. Warren Neel

/s/ William C. O’Neil, Jr.	Director	November 13, 2006
William C. O'Neil, Jr.
/s/ Jay C. Bisgard	Director	November 13, 2006
Jay C. Bisgard
/s/ John W. Ballantine	Director	November 13, 2006
John W. Ballantine
/s/ Mary Jane England, M.D.	Director	November 13, 2006
Mary Jane England

/s/ Alison Taunton-Rigby	Director	November 13, 2006
Alison Taunton-Rigby