Form 10-Q
period 2006-11-30
HEALTHWAYS, INC
filed 2007-01-09
CIK 704415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2006

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

Yes ☐   No ☒

As of January 4, 2007 there were outstanding 34,921,291 shares of the Registrant’s Common Stock, par value $.001 per share.

2

Healthways, Inc. Form 10-Q Table of Contents

3

Part I

Item 1. Financial Statements

HEALTHWAYS, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited) ASSETS

	November 30, 2006	August 31, 2006

Current assets:
Cash and cash equivalents	$161,902	$154,792
Accounts receivable, net	60,419	52,978
Prepaid expenses and other current assets	10,799	9,397
Deferred tax asset	4,292	3,726

Total current assets	237,412	220,893

Property and equipment:
Leasehold improvements	17,191	16,009
Computer equipment and related software	77,679	75,524
Furniture and office equipment	19,071	18,542

	113,941	110,075
Less accumulated depreciation	(69,367)	(63,525)

	44,574	46,550

Long-term deferred tax asset	4,452	2,557

Other assets	3,019	4,052

Intangible assets, net	11,222	12,199

Goodwill, net	96,252	96,135

Total assets	$396,931	$382,386

See accompanying notes to the consolidated financial statements.
4

HEALTHWAYS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited) LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30, 2006	August 31, 2006

Current liabilities:
Accounts payable	$12,209	$9,221
Accrued salaries and benefits	14,916	36,007
Accrued liabilities	7,234	5,748
Contract billings in excess of earned revenue	44,377	35,013
Income taxes payable	10,495	7,906
Current portion of long-term debt	185	180
Current portion of long-term liabilities	2,471	2,349

Total current liabilities	91,887	96,424

Long-term debt	188	236

Other long-term liabilities	11,267	10,853

Stockholders’ equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 75,000,000 shares authorized, 34,719,875 and 34,597,748 shares outstanding	35	35
Additional paid-in capital	147,098	140,216
Retained earnings	146,456	134,622

Total stockholders’ equity	293,589	274,873

Total liabilities and stockholders’ equity	$396,931	$382,386

See accompanying notes to the consolidated financial statements.
5

HEALTHWAYS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except earnings per share data) (Unaudited)

	Three Months Ended November 30,
	2006	2005

Revenues	$117,055	$90,592
Cost of services (exclusive of depreciation and amortization shown below)	77,549	63,845
Selling, general and administrative expenses	12,584	10,123
Depreciation and amortization	6,818	5,663

Operating income	20,104	10,961
Interest expense	295	255

Income before income taxes	19,809	10,706
Income tax expense	7,975	4,250

Net income	$11,834	$6,456

Earnings per share:
Basic	$0.34	$0.19
Diluted	$0.32	$0.18

Weighted average common shares and equivalents:
Basic	34,627	33,961
Diluted	36,608	35,973

See accompanying notes to the consolidated financial statements.
6

HEALTHWAYS, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Three Months Ended November 30, 2006 (In thousands) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance, August 31, 2006	$—	$35	$140,216	$134,622	$274,873

Net income	—	—	—	11,834	11,834

Exercise of stock options and other	—	—	1,435	—	1,435

Tax benefit of option exercises	—	—	1,403	—	1,403

Share-based employee compensation expense	—	—	4,044	—	4,044

Balance, November 30, 2006	$—	$35	$147,098	$146,456	$293,589

See accompanying notes to the consolidated financial statements.
7

HEALTHWAYS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended November 30,
	2006	2005

Cash flows from operating activities:
Net income	$11,834	$6,456
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	6,818	5,663
Amortization of deferred loan costs	120	117
Share-based employee compensation expense	4,044	3,221
Excess tax benefits from share-based payment arrangements	(1,240)	(3,842)
Increase in accounts receivable, net	(7,441)	(9,886)
Increase in other current assets	(500)	(1,167)
Increase in accounts payable	2,988	1,058
Decrease in accrued salaries and benefits	(21,091)	(10,371)
Increase in other current liabilities	14,007	15,167
Deferred income taxes	(2,461)	(2,822)
Other	520	741
Decrease in other assets	1,767	159

Net cash flows provided by operating activities	9,365	4,494

Cash flows from investing activities:
Acquisition of property and equipment	(3,865)	(4,716)
Business acquisitions, net of cash acquired	(866)	(22)
Other, net	(13)	—

Net cash flows used in investing activities	(4,744)	(4,738)

Cash flows from financing activities:
Increase in restricted cash	—	(28)
Deferred loan costs	(105)	(569)
Excess tax benefits from share-based payment arrangements	1,240	3,842
Payments of long-term debt	(43)	(26)
Exercise of stock options	1,397	2,235

Net cash flows provided by financing activities	2,489	5,454

Net increase in cash and cash equivalents	7,110	5,210

Cash and cash equivalents, beginning of period	154,792	63,467

Cash and cash equivalents, end of period	$161,902	$68,677

See accompanying notes to the consolidated financial statements.
8

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)           Interim Financial Reporting

                The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three months ended November 30, 2006 and 2005 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

                We have omitted certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

(2) Share-Based Compensation

                We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended November 30, 2006 and 2005, we recognized share-based compensation costs of $4.0 million and $3.2 million, respectively.

                In October 2006, we granted annual equity awards, including stock options and restricted stock units, for fiscal 2006 performance. A summary of our stock options as of November 30, 2006 and changes during the three months then ended is presented below:

Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)

Outstanding at September 1, 2006	5,836	$18.87
Granted	312	42.84
Exercised	(120)	11.81
Forfeited or expired	(13)	22.89

Outstanding at November 30, 2006	6,015	20.24	6.1	$155,615

Exercisable at November 30, 2006	3,507	11.18	5.5	$122,063

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2006 was $21.29.
9

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of November 30, 2006 as well as activity during the three months then ended.

Nonvested Shares	Shares (000s)	Weighted- Average Grant-Date Fair Value

Nonvested at September 1, 2006	160	$43.82
Granted	167	43.04
Vested	(3)	38.11
Forfeited	—	—

Nonvested at November 30, 2006	324	$43.44

(3) Goodwill The change in the carrying amount of goodwill during the three months ended November 30, 2006 is shown below:

(In $000s)
Balance, August 31, 2006	$96,135
Health IQ purchase price adjustment	117

Balance, November 30, 2006	$96,252

The Health IQ Diagnostics, LLC (“Health IQ”) purchase price adjustment primarily relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

(4) Intangible Assets

Intangible assets subject to amortization at November 30, 2006 consist of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

(In $000s)
Acquired technology	$10,163	$6,606	$3,557
Customer contracts	9,179	5,978	3,201
Other	200	80	120

Total	$19,542	$12,664	$6,878

Acquired technology, customer contracts, and other intangible assets are being amortized on a straight-line basis over a five-year estimated useful life. Total amortization expense for the three months ended November 30, 2006 and 2005 was $1.0 million. Estimated amortization expense is $2.9 million for the remainder of fiscal 2007, $3.9 million for fiscal 2008 and $40,000, $10,000, and zero for the three fiscal years thereafter, respectively.
10

                Intangible assets not subject to amortization at November 30, 2006 and 2005 consist of a trade name of $4.3 million.

(5)           Derivative Investments and Hedging Activities

                SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and to recognize the unrealized gains and losses, the treatment of which depends on whether the derivative is designated as a hedging instrument.

                As a result of our investment in international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is economically hedged with currency options and forwards contracts in order to minimize our exposure to fluctuations in foreign currency exchange rates. Principal currencies hedged include the Euro and British pound. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other current assets and accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

(6) Long-Term Debt

                On September 19, 2005, we entered into a Second Amended and Restated Revolving Credit Loan Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement provides us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million, and expires on September 19, 2010. As of November 30, 2006, our available line of credit totaled $249.1 million.

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

                The Second Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of November 30, 2006, we were in compliance with all of the covenant requirements of the Second Amended Credit Agreement.

                As of November 30, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement for $0.9 million primarily to secure our ability to pay claims under our workers compensation high-deductible policy.

11

(7)           Commitments and Contingencies

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

12

(8) Comprehensive Income

Comprehensive income, net of income taxes, was $11.9 million and $6.5 million for the three months ended November 30, 2006 and 2005, respectively.

(9) Subsequent Events

                On December 1, 2006, we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, for approximately $458.0 million in cash. At the closing, we deposited $35.0 million of the purchase price to be held in escrow until approximately December 31, 2007 to satisfy any potential indemnification claims. We also deposited an additional $9.0 million of the purchase price to be held in escrow to satisfy a portion of certain potential earnout obligations owed to certain persons who had previously sold certain businesses to Axia. We funded the acquisition through the use of approximately $108.0 million in cash and $350.0 million in borrowings under a $600.0 million credit facility, as discussed below.

                On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million.

                Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. Term loan borrowings under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus 0.250%. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

                We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, commencing on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

                The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. We currently believe that we will be able to meet the hedge accounting criteria under SFAS No. 133 in accounting for the interest rate swap agreement.

13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

                Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM  programs and services, including disease management, high-risk care management and Outcomes Driven WellnessSM  programs to health plans, governments, employers, and hospitals in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include, but are not limited to:

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

14

                The flexibility of our programs allows customers to enter the Health and Care Support market at the level they deem appropriate for their organization. Customers may select a single chronic disease or a total-population approach, in which all members of the customer’s population receive the benefit of our programs at a single cost.

                On December 1, 2006, we acquired Axia, a national provider of preventive health and wellness programs, for approximately $458.0 million in cash. At the closing, we deposited $35.0 million of the purchase price to be held in escrow until approximately December 31, 2007 to satisfy any potential indemnification claims. We also deposited an additional $9.0 million of the purchase price to be held in escrow to satisfy a portion of certain potential earnout obligations owed to certain persons who had previously sold certain business units to Axia. We financed the acquisition through a combination of cash on hand and borrowings under a $600.0 million credit facility, as discussed below in “Liquidity and Capital Resources.”

Highlights of Performance for the Three Months Ended November 30, 2006

•	Revenues increased 29.2% for the three months ended November 30, 2006 over the three months ended November 30, 2005.

•	Net income for the three months ended November 30, 2006 increased 83.3% over the three months ended November 30, 2005.

•	Actual lives under management increased 35.7% from November 30, 2005 to November 30, 2006, which included a 45.2% increase in self-insured employer actual lives under management to 967,000 at November 30, 2006 from 666,000 at November 30, 2005.

Forward-Looking Statements

                Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include but are not limited to:

•	our ability to sign and implement new contracts for Health and Care Support services;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the timing and costs of implementation, and the effect, of regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics in potential international markets and our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;

•	our ability to effectively manage any growth that we might experience;
15

•	our ability to retain existing health plan customers if they decide to take programs in-house or are acquired by other health plans which already have or are not interested in Health and Care Support programs;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;

•	our ability to effect cost savings and clinical outcomes improvements under Health and Care Support contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to collect contractually earned performance incentive bonuses;

•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;

•	our ability to favorably resolve contract billing and interpretation issues with our customers;

•	increased leverage incurred in conjunction with the acquisition of Axia and our ability to service our debt and make principal and interest payments as those payments become due;

•	our ability to integrate the operations of Axia and other acquired businesses or technologies into our business and to achieve the results provided in our guidance with respect to Axia;

•	our ability to develop new products and deliver outcomes on those products, including those anticipated from our strategic relationship with Medco, Inc.;

•	our ability to effectively integrate new technologies and approaches, such as those encompassed in our Health and Care Support initiatives or otherwise licensed or acquired by us, into our Health and Care Support platform;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to implement our Health and Care Support strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;

•	unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services;

•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;

•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;

•	the impact of litigation involving us and/or our subsidiaries;

•	the impact of future state and federal health care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	general worldwide and domestic economic conditions and stock market volatility; and

•	other risks detailed in our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.
16

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

                Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 7% of revenues recorded during the three months ended November 30, 2006 were performance-based and were subject to final reconciliation as of November 30, 2006. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

                Approximately 28% of our revenues for the three months ended November 30, 2006 were derived from one customer that comprised more than 10% of our revenues for the period. The loss of this customer or any other large customer or a reduction in the profitability of any contract with this customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Actual Lives under Management

                We measure the volume of participation in our programs by the actual number of people who are benefiting from our services, which is reported as “actual lives under management.” Backlog represents the estimated annualized revenue at target performance associated with signed contracts at November 30, 2006 for which we have not yet begun providing services. The number of actual lives under management and annualized revenue in backlog are shown below at November 30, 2006 and November 30, 2005.

At November 30,	2006	2005

Actual lives under management	2,462,000	1,814,000
Annualized revenue in backlog (in $000s)	$7,867	$40,172

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

Business Strategy

                Our primary strategy is to create value for health plans, governments, employers, and hospitals through Health and Care Support programs and services that improve the quality and affordability of health-care. We plan to continue using our scaleable state-of-the-art care enhancement centers, medical information content, and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

                We expect to continue adding services to our product mix that extend our programs beyond a chronic disease focus and provide services to individuals who currently have, or face the risk of developing, one or more additional medical conditions. We believe that we can achieve improvements in care and significant cost savings by addressing care and treatment requirements for these additional selected diseases and conditions and by providing wellness and preventive programs, which will enable us to address an increasingly larger percentage of a customer’s population and total health-care costs. In December 2006, we acquired Axia, a national provider of preventive health and wellness programs, which we believe furthers our continuing strategy to provide, or enable our customers to provide, a full spectrum of integrated, personalized, proven and evidence-based interventions to maintain or improve health and productivity.

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

                We anticipate that we will incur significant costs during the remainder of fiscal 2007 to enhance and expand our clinical programs and data and financial reporting systems, pursue opportunities in international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current care enhancement centers as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions.

Critical Accounting Policies

                We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. We prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

                Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s health-care costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 7% of revenues recorded during the three months ended November 30, 2006 were performance-based and were subject to final reconciliation as of November 30, 2006. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

                Substantially all of the fees under both the MHS pilots and the refresh population in which we are participating are performance-based. The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of 5.0% at the end of the pilots. Under the amendment of our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Under the stand-alone pilot, savings in excess of target achieved in either the original cohort or the refresh cohort can be applied against any savings deficit that might occur in the other cohort. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly performance reports received from CMS’ financial reconciliation contractor.

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

                During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile health-care claims and clinical data. As of November 30, 2006, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years, including performance-based fees recognized as revenue under the MHS pilots, which will not be settled with the customer until the end of the pilots, totaled approximately $57.7 million. Of this amount, $20.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $37.2 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

                Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the three months ended November 30, 2006, we recognized a net decrease in revenue of $0.8 million that related to services provided prior to fiscal 2007.

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

Share-Based Compensation

                In accordance with SFAS No. 123(R), we measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. We contract with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Results of Operations The following table shows the components of the statements of operations for the three months ended November 30, 2006 and 2005 expressed as a percentage of revenues.

	Three Months Ended November 30,

	2006	2005

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization below)	66.3%	70.5%
Selling, general and administrative expenses	10.8%	11.2%
Depreciation and amortization	5.8%	6.2%

Operating income	17.2%	12.1%

Interest expense	0.3%	0.3%

Income before income taxes	16.9%	11.8%
Income tax expense	6.8%	4.7%

Net income	10.1%	7.1%

Revenues Revenues for the three months ended November 30, 2006 increased 29.2% over revenues for the three months ended November 30, 2005, primarily due to the following:

•	an increase in the number of self-insured employer actual lives under management from 666,000 at November 30, 2005 to 967,000 at November 30, 2006;

•	existing health plan customers adding or expanding eight new programs since the beginning of the first quarter of fiscal 2006;

•	the commencement of seven new health plan contracts since the beginning of the first quarter of fiscal 2006; and

•	increased membership in our customers’ existing programs.

                We anticipate that revenues for the remainder of fiscal 2007 will increase over fiscal 2006 primarily due to the expansion of existing contracts, increasing demand for our Health and Care Support services from self-insured employers who contract with our health plan customers or with Medco, anticipated new health plan contracts, increased revenues from the MHS pilots and the acquisition of Axia.

Cost of Services

                Cost of services (excluding depreciation and amortization) as a percentage of revenues for the three months ended November 30, 2006 decreased to 66.3% compared to 70.5% for the same period in fiscal 2006, primarily due to the following:

•	a decrease in the level of employee bonus provision during the three months ended November 30, 2006 compared to the three months ended November 30, 2005;

•	a decrease in telecommunications expense during the three months ended November 30, 2006 compared to the three months ended November 30, 2005 primarily due to the renegotiation of a telecommunications contract resulting in cost savings beginning in the second quarter of fiscal 2006; and

•	improvement in our medical claims experience under our self-insured health insurance program during the three months ended November 30, 2006 compared to the three months ended November 30, 2005.

These decreases were somewhat offset by increases in cost of services as a percentage of revenues related to the following:

•	increased professional consulting fees related to information technology strategy and initiatives during the three months ended November 30, 2006 compared to the three months ended November 30, 2005;

•	increased volume in mailings of educational materials to participants due to timing of new contracts and an increase in domestic postage rates during the three months ended November 30, 2006 compared to the three months ended November 30, 2005;

•	increased salaries and benefits during the three months ended November 30, 2006 compared to the three months ended November 30, 2005 primarily related to organizational design changes in our field support and operations structure; and

•	increased costs and decreased revenues related to the MHS pilots during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. Costs associated with the MHS pilots increased primarily due to 1) additional costs related to the timing of the pilot in Georgia in collaboration with CIGNA, which did not begin until the middle of the first quarter of fiscal 2006; 2) enhanced interventions to generate cost savings in the pilots, such as through the increased use of heart monitors; and 3) additional costs related to the refresh population, which we began serving on August 1, 2006. Revenues associated with the MHS pilots decreased due to a decline in the cumulative net savings in the intervention population compared to the control group.

                We anticipate that cost of services for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of increases in operating staff required for expected increases in demand for our services, increases in indirect staff costs associated with the continuing development and implementation of our Health and Care Support services, increases in information technology and other support staff and costs, and the incremental cost of services attributable to Axia, including related operational integration expenses.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses as a percentage of revenues decreased to 10.8% for the three months ended November 30, 2006 compared to 11.2% for the same period in fiscal 2006 primarily related to a decrease in the level of employee bonus provision during the three months ended November 30, 2006 compared to the three months ended November 30, 2005. This decrease was somewhat offset by increased salaries and benefits related to our marketing and sales strategy initiatives during the three months ended November 30, 2006 compared to the three months ended November 30, 2005.

                We anticipate that selling, general and administrative expenses for the remainder of fiscal 2007 will increase over fiscal 2006 primarily due to anticipated investments in international initiatives, increases in selling and general administrative costs in support of our existing and anticipated new and expanded contracts, incremental selling, general and administrative costs attributable to Axia, and costs related to the integration of Axia.

Depreciation and Amortization

                Depreciation and amortization expense for the three months ended November 30, 2006 increased 20.4% compared to the same period in fiscal 2006 primarily due to increased depreciation expense associated with capital expenditures to enhance our information technology capabilities and expand our corporate office and calling capacity at existing care enhancement centers.

                We anticipate that depreciation and amortization expense for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of 1) anticipated depreciation and amortization expense associated with the estimated identifiable intangible assets and depreciable assets expected to be recorded in connection with the Axia acquisition, and 2) additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

                We anticipate that interest expense for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of borrowings under the Third Amended Credit Agreement entered into on December 1, 2006.

Income Tax Expense

                Our effective tax rate increased to 40.3% for the three months ended November 30, 2006 compared to 39.7% for the three months ended November 30, 2005, primarily as a result of costs of international initiatives and changes in our geographic mix of earnings, which impacts our average state income tax rate, and other factors. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes. We anticipate that our effective tax rate for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of an expected increase in costs related to international initiatives in fiscal 2007.

Liquidity and Capital Resources

                Operating activities for the three months ended November 30, 2006 generated cash of $9.4 million compared to $4.5 million for the same period in fiscal 2006. The increase in operating cash flow of $4.9 million resulted primarily from 1) an increase in net income; 2) a decrease in cash collections on accounts receivable during the three months ended November 30, 2005 due to a delay in monthly payments from two large customers, which were received in early December 2005; and 3) an increase in accounts payable during the three months ended November 30, 2006 compared to the three months ended November 30, 2005 related to several large vendor invoices that were received in November 2006 and paid in early December 2006. These increases to cash were partially offset by a higher employee bonus payment during the three months ended November 30, 2006 compared to the three months ended November 30, 2005.

                Investing activities during the three months ended November 30, 2006 used $4.7 million in cash which primarily consisted of investments in property and equipment associated with the addition of information technology hardware and software and expansions at existing care enhancement centers.

                Financing activities for the three months ended November 30, 2006 provided $2.5 million in cash primarily due to proceeds from the exercise of stock options and the related tax benefit.

                As of November 30, 2006, there were letters of credit outstanding under the Second Amended Credit Agreement totaling $0.9 million primarily to secure our ability to pay claims under our workers compensation high-deductible policy.

                As of November 30, 2006, we were in compliance with all of the covenant requirements of the Second Amended Credit Agreement, and we are currently in compliance with all of the covenant requirements of the Third Amended Credit Agreement, as described further below. As of November 30, 2006, our available line of credit totaled $249.1 million. In December 2006, we used approximately $108.0 million in cash and $350.0 million in borrowings under a $600.0 million credit facility, discussed below, to fund the Axia acquisition.

                 On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million.

                Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. Term loan borrowings under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus 0.250%. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

                We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, commencing on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

                The Third Amended Credit Agreement replaced the Second Amended Credit Agreement, which provided us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million. The Second Amended Credit Agreement contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement contains similar financial covenants. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. We currently believe that we will be able to meet the hedge accounting criteria under SFAS No. 133 in accounting for the interest rate swap agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                We are subject to market risk related to interest rate changes, primarily as a result of the Second Amended Credit Agreement, which bears interest based on floating rates. Borrowings under the Second Amended Credit Agreement generally bear interest, at our option, at LIBOR plus a spread of 0.875% to 1.5%, which is dependent on the ratio of total funded debt to EBITDA, or at the prime rate. Because there was no variable rate debt outstanding during the three months ended November 30, 2006, a one-point interest rate change would not have caused interest expense to fluctuate for the three months ended November 30, 2006.

                As of November 30, 2006, as a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the three months ended November 30, 2006. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

                There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

(a)	Exhibits

10.1	Third Amended and Restated Revolving Credit and Term Loan Agreement between the Company and SunTrust Bank as Administrative Agent, U.S. Bank National Association and Regions Bank as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., and Fifth Third Bank, N.A. as Co-Syndication Agents dated December 1, 2006

10.2	Consulting Agreement between the Company and Rincon Advisors, LLC dated October 11, 2006

10.3	Subscription Agreement between the Company, L. Ben Lytle, and the L. Ben Lytle Amended and Restated Revocable Living Trust, U/A dated October 11, 2006

11	Earnings Per Share Reconciliation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.

(Registrant)

Date	January 9, 2007	By	/s/ Mary A. Chaput

Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	January 9, 2007	By	/s/ Alfred Lumsdaine

Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)
29