Form 10-Q
period 2007-02-28
HEALTHWAYS, INC
filed 2007-04-09
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2007

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

Yes ☐ No ☒

As of April 5, 2007 there were outstanding 35,055,589 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	February 28,	August 31,
	2007	2006
Current assets:
Cash and cash equivalents	$52,377	$154,792
Accounts receivable, net	92,234	52,978
Prepaid expenses and other current assets	13,787	9,397
Income taxes receivable	915	—
Deferred tax asset	7,047	3,726
Total current assets	166,360	220,893

Property and equipment:
Leasehold improvements	19,076	16,009
Computer equipment and related software	86,100	75,524
Furniture and office equipment	20,565	18,542
	125,741	110,075
Less accumulated depreciation	(75,430)	(63,525)
	50,311	46,550

Long-term deferred tax asset	—	2,557

Other assets	6,202	4,052

Intangible assets, net	104,417	12,199

Goodwill, net	472,449	96,135

Total assets	$799,739	$382,386

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28,	August 31,
	2007	2006
Current liabilities:
Accounts payable	$16,582	$9,221
Accrued salaries and benefits	22,968	36,007
Accrued liabilities	15,227	5,429
Deferred revenue	8,286	319
Contract billings in excess of earned revenue	53,487	35,013
Income taxes payable	—	7,906
Current portion of long-term debt	2,189	180
Current portion of long-term liabilities	2,700	2,349
Total current liabilities	121,439	96,424

Long-term debt	328,169	236
Long-term deferred tax liability	20,712	—
Other long-term liabilities	11,478	10,853

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized,
35,040,414 and 34,597,748 shares outstanding	35	35
Additional paid-in capital	160,431	140,200
Retained earnings	157,480	134,622
Accumulated other comprehensive income (loss)	(5)	16
Total stockholders’ equity	317,941	274,873

Total liabilities and stockholders’ equity	$799,739	$382,386

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenues	$160,281	$100,021	$277,336	$190,612
Cost of services (exclusive of depreciation and amortization of $7,458, $4,815, $13,093, and $9,245, respectively, included below)	105,939	70,859	183,488	134,703
Selling, general & administrative expenses	19,557	10,919	32,140	21,042
Depreciation and amortization	10,268	5,825	17,085	11,488

Operating income	24,517	12,418	44,623	23,379
Interest expense	6,251	257	6,547	512

Income before income taxes	18,266	12,161	38,076	22,867
Income tax expense	7,242	4,828	15,218	9,078

Net income	$11,024	$7,333	$22,858	$13,789

Earnings per share:
Basic	$0.32	$0.21	$0.66	$0.40

Diluted	$0.30	$0.20	$0.62	$0.38

Weighted average common shares
and equivalents:
Basic	34,958	34,321	34,792	34,140
Diluted	36,935	36,300	36,763	36,136

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended February 28, 2007

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, August 31, 2006	$—	$35	$140,200	$134,622	$16	$274,873

Comprehensive Income:

Net income	—	—	—	22,858	—	22,858

Net change in fair value of interest rate
swap, net of income tax benefit of $41	—	—	—	—	(62)	(62)

Foreign currency translation adjustment	—	—	—	—	41	41

Total comprehensive income						22,837

Sale of unregistered common stock	—	—	5,000	—	—	5,000

Exercise of stock options and other	—	—	2,632	—	—	2,632

Tax benefit of option exercises	—	—	4,395	—	—	4,395

Share-based employee compensation expense	—	—	8,204	—	—	8,204

Balance, February 28, 2007	$—	$35	$160,431	$157,480	$ (5)	$317,941

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Cash flows from operating activities:
Net income	$22,858	$13,789
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	17,085	11,488
Amortization of deferred loan costs	405	237
Share-based employee compensation expense	8,204	6,557
Excess tax benefits from share-based payment arrangements	(4,117)	(8,935)
Increase in accounts receivable, net	(15,653)	(7,797)
Increase in other current assets	(85)	(3,372)
(Decrease) increase in accounts payable	(1,156)	836
(Decrease) increase in accrued salaries and benefits	(17,414)	1,581
Increase in other current liabilities	17,617	22,269
Deferred income taxes	(5,708)	(5,762)
Other	1,990	2,051
Decrease in other assets	1,768	206
Payments on other long-term liabilities	(1,154)	(1,221)
Net cash flows provided by operating activities	24,640	31,927

Cash flows from investing activities:
Acquisition of property and equipment	(7,620)	(10,108)
Business acquisitions, net of cash acquired	(456,725)	(70)
Other, net	(13)	—
Net cash flows used in investing activities	(464,358)	(10,178)

Cash flows from financing activities:
Decrease in restricted cash	—	3,811
Proceeds from issuance of long-term debt	350,000	—
Deferred loan costs	(4,357)	(581)
Proceeds from sale of unregistered common stock	5,000	—
Excess tax benefits from share-based payment arrangements	4,117	8,935
Payments of long-term debt	(20,089)	(79)
Exercise of stock options	2,632	4,479
Net cash flows provided by financing activities	337,303	16,565

Net (decrease) increase in cash and cash equivalents	(102,415)	38,314

Cash and cash equivalents, beginning of period	154,792	63,467

Cash and cash equivalents, end of period	$52,377	$101,781

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three and six months ended February 28, 2007 and 2006 are unaudited. However, in our opinion, the financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

(2)	Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet completed our analysis of the impact that the implementation of SFAS No. 159 will have on our results of operations or financial condition, but we do not expect it to have a material impact.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three and six months ended February 28, 2007, we recognized share-based compensation costs of $4.2 million and $8.2 million, respectively. For the three and six months ended February 28, 2006, we recognized share-based compensation costs of $3.3 million and $6.6 million, respectively.

In October 2006, we granted annual equity awards, including stock options and restricted stock units, for fiscal 2006 performance. A summary of our stock options as of February 28, 2007 and changes during the six months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2006	5,836	$18.87
Granted	312	42.84
Exercised	(120)	11.81
Forfeited or expired	(13)	22.89
Outstanding at November 30, 2006	6,015	$20.24
Granted	93	45.31
Exercised	(197)	6.10
Forfeited or expired	(13)	29.42
Outstanding at February 28, 2007	5,898	$21.09	5.92	$133,377
Exercisable at February 28, 2007	3,367	$11.71	5.30	$107,029

The weighted-average grant-date fair value of options granted during the three and six months ended February 28, 2007 was $24.48 and $22.02, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of February 28, 2007 as well as activity during the six months then ended.

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2006	160	$43.82
Granted	167	43.04
Vested	(3)	38.11
Forfeited	—	—
Nonvested at November 30, 2006	324	$43.44
Granted	26	45.25
Vested	—	—
Forfeited	(2)	42.16
Nonvested at February 28, 2007	348	$43.58

(4)	Business Acquisitions

On December 1, 2006, we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs. The addition of Axia furthers our continuing strategy to provide a full spectrum of integrated, personalized, and evidence-based interventions to maintain or improve health and productivity.

We paid an aggregate of $456.1 million for Axia, including transaction-related costs of $5.1 million, which was funded through the use of approximately $106.1 million in available cash and $350.0 million in borrowings under a $600.0 million credit facility, as discussed in Note 8 below. At the closing, we deposited $35.0 million of the purchase price to be held in escrow until approximately December 31, 2007 to satisfy any potential indemnification claims. We also deposited an additional $9.0 million of the purchase price to be held in escrow to satisfy a portion of certain pre-existing potential earnout obligations (the “Earnout Obligations”).

At the close of the acquisition, L. Ben Lytle, who served as the chief executive officer of Axia prior to the acquisition, purchased for $5.0 million 123,305 shares of Healthways common stock under the terms of a Subscription Agreement dated October 11, 2006.

The total preliminary purchase price was allocated to Axia’s net tangible and identifiable intangible assets based on their estimated fair values. The estimated fair values of certain assets and liabilities were determined with the assistance of independent third-party valuation firms, and such firms’ preliminary work and our estimates and assumptions are subject to change upon the finalization of the valuations. The total preliminary purchase price was allocated as follows (excluding debt and cash acquired) and is subject to adjustments, primarily related to the finalization of the third-party valuations, a working capital adjustment, and the potential Earnout Obligations:

(In 000s)
Net tangible assets	$9,369
Identifiable intangible assets	96,698
Goodwill	375,719
Net deferred tax liability	(25,656)
Total preliminary purchase price	$456,130

The results of operations of Axia were consolidated with those of the Company beginning on December 1, 2006. The unaudited pro forma combined results of operations as if the transaction had occurred on September 1, 2005 are as follows:

	Six Months Ended	Three Months Ended	Six Months Ended
(In $000s except per share amounts)	February 28, 2007	February 28, 2006	February 28, 2006
Revenues	$316,253	$128,934	$240,125
Net income	20,707	5,495	8,262
Earnings per share:
Basic	0.60	0.16	0.24
Diluted	0.56	0.15	0.23

The unaudited pro forma combined results of operations shown above include certain pro forma adjustments described in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Goodwill

The change in the carrying amount of goodwill during the six months ended February 28, 2007 is shown below:

(In $000s)
Balance, August 31, 2006	$96,135
Purchase of Axia	375,719
Health IQ purchase price adjustment	595
Balance, February 28, 2007	$472,449

The Health IQ Diagnostics, LLC (“Health IQ”) purchase price adjustment relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

(6)	Intangible and Other Assets

Intangible assets subject to amortization at February 28, 2007 consist of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net
Acquired technology	$22,525	$7,744	$14,781
Customer contracts	58,196	7,957	50,239
Distributor and provider networks	8,709	298	8,411
Other	1,945	157	1,788
Total	$91,375	$16,156	$75,219

Acquired technology, customer contracts, distributor and provider networks, and other intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to ten years. Total amortization expense for the three months ended February 28, 2007 and 2006 was $3.5 million and $1.0 million, respectively. Total amortization expense for the six months ended February 28, 2007 and 2006 was $4.5 million and $2.0 million, respectively. Estimated amortization expense is $7.0 million for the remainder of fiscal 2007, $14.0 million for fiscal 2008, and $10.2 million, $10.1 million, and $9.2 million for the three fiscal years thereafter, respectively.

Intangible assets not subject to amortization at February 28, 2007 and 2006 consist of trade names of $29.2 million and $4.3 million, respectively. Other assets consist primarily of deferred loan costs net of accumulated amortization.

(7)	Derivative Investments and Hedging Activities

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

On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal. We designated this swap agreement at its inception as a qualifying cash flow hedge. The fair value of the swap at February 28, 2007 of $0.1 million has been reported in “accrued liabilities” with an offset, net of tax, included in “accumulated other comprehensive loss” in the balance sheet.

(8)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of February 28, 2007, availability under our line of credit totaled $268.9 million.

Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. In February 2007, we amended the Third Amended Credit Agreement such that term loan borrowings generally bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, commencing on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for the interest rate swap agreement.

(9)	Commitments and Contingencies

Pursuant to an earn-out agreement executed in connection with the acquisition of certain assets of Health IQ in June 2005, we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

In connection with the acquisition of Axia, we assumed certain potential Earnout Obligations up to an aggregate amount of $18.0 million. As discussed above, we deposited $9.0 million of the purchase price in escrow to satisfy a portion of these Earnout Obligations. Under the terms of the stock purchase agreement, we are responsible for payment of one-half of the total Earnout Obligations, with the other one-half being paid through the $9.0 million held in escrow.

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

The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The plaintiff recently agreed to dismiss its claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

In the action by the former employee, discovery is substantially complete but no trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

In a related matter, in February 2006, WPMC filed an arbitration claim seeking indemnification from us for certain costs and expenses incurred by it in connection with the case. In the action by WPMC, initial arbitration proceedings were commenced during the third quarter of fiscal 2006.

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

(10)	Comprehensive Income

Comprehensive income, net of income taxes, was $11.0 million and $7.3 million for the three months ended February 28, 2007 and 2006, respectively, and $22.8 million and $13.8 million for the six months ended February 28, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce overall healthcare costs.

Designed to provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age, or payor, Healthways’ evidenced-based services are made available to consumers by phone, mail, internet, and face-to-face interactions. To expand our Health Support offerings, on December 1, 2006 we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, for approximately $456.1 million in cash.

We deliver our programs to customers, which include health plans, governments, employers, and hospitals, in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include:

•	fostering wellness and prevention through total population screening, health risk assessments, and supportive interventions;
•	providing access to health improvement activities such as physical activity programs, weight management, complementary and alternative medicine and smoking cessation;
•	promoting the reduction of lifestyle behaviors that lead to poor health or chronic conditions;
•

providing educational materials and personal interactions with highly trained nurses and other healthcare professionals that are designed to create and sustain healthier behaviors to members with chronic conditions;

•	incorporating current evidence-based clinical guidelines in interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episode interventions; and
•	coordinating members’ care with local healthcare providers.

Our programs focus on prevention, education, health coaching, behavior change and evidence-based medicine to drive adherence to proven standards of care, medications and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will improve the health status of member populations and reduce both the short-term and long-term healthcare costs for members.

Health and Care Support services enable health plans and employers to reach and engage everyone in their covered populations through interventions that are both sensitive to and specific to each individual’s health risks and needs. Health Support products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as becoming more physically active through SilverSneakers®, staying fit using My ePHIT® and quitting smoking through the world’s largest on-line community via QuitNet®. The Care Support product line includes programs for people with chronic diseases or conditions, including diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management for members at risk for hospitalization due to complex conditions. We believe that creating real and sustainable behavior change generates measurable long-term cost savings.

Predicated on the fundamental belief that healthier people cost less, Healthways’ programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors and promote the best possible health for those who are already affected by disease. At the same time, we recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously. By providing the full spectrum of Health and Care Support services to meet each individual’s needs, we believe that our interventions can be delivered both at scale and in a manner that reflects the unique needs of each consumer over time. Further, Healthways’ extensive and fully accredited complementary and alternative provider network offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Recent Developments

As noted above, on December 1, 2006 we acquired Axia for approximately $456.1 million. At the closing of the acquisition, we deposited $35.0 million of the purchase price to be held in escrow until approximately December 31, 2007, to satisfy any potential indemnification claims. We also deposited an additional $9.0 million of the purchase price to be held in escrow to satisfy a portion of certain pre-existing potential earnout obligations. We financed the acquisition through a combination of cash on hand and borrowings under the Third Amended Credit Agreement.

Highlights of Performance for the Three Months Ended February 28, 2007

•	Revenues increased 60.2% for the three months ended February 28, 2007 over the three months ended February 28, 2006.
•	Net income for the three months ended February 28, 2007 increased 50.3% over the three months ended February 28, 2006.
•	Available lives and billed lives increased to 184.8 million and 26.4 million, respectively, at February 28, 2007 compared to 49.4 million and 2.0 million, respectively, at February 28, 2006.

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
•

our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts and/or our cooperative agreement with CMS ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	our ability to agree with CMS to make certain modifications to our cooperative agreement at a time and on terms acceptable to us;
•	the timing and costs of implementation, and the effect, of regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;
•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions;

•	the individual market dynamics in potential international markets and our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	our ability to effectively manage any growth that we might experience;
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

Customer Contracts

Contract Terms

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between a customer’s lines of business [e.g. Preferred Provider Organizations (“PPO”), Health Maintenance Organizations (“HMO”), Medicare Advantage]. In addition, some of our services are billed on a fee for service basis.

Contracts generally range from three to five years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms. Some contracts allow the customer to terminate early.

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 6% of revenues recorded during the six months ended February 28, 2007 were performance-based and were subject to final reconciliation as of February 28, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are participating in two Medicare Health Support (“MHS”) pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots are scheduled to operate for 36 months but may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc (“CIGNA”). The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and are operationally similar to our programs for commercial and Medicare Advantage health plan populations, although modified for the special needs and conditions of this population.

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

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver Health and Care Support services to large populations within our government, health plan and employer customers. Our predictive modeling capabilities allow us to identify our customers’ health and wellness requirements. We incorporate behavior-change science with consumer-friendly web portals to facilitate consumer preferences for engagement and convenience. Sophisticated data analytical and reporting solutions are used to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our Health and Care Support services.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide Health and Care Support services to their members. Some contracts allow the customer to terminate early. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

Approximately 20% and 23% of our revenues for the three and six months ended February 28, 2007, respectively, were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Billed Lives and Available Lives

Following the acquisition of Axia on December 1, 2006, we introduced new metrics to replace the “actual lives under management” metric traditionally used to measure our Care Support business. The first new metric is “billed lives”, which is the total number of lives for which we receive fees under our contracts. The second new metric is “available lives”, which measures the entire population of our health plan and employer commercial customers. The number of available lives and billed lives as of February 28, 2007 and February 28, 2006 were as follows:

	February 28,	February 28,
(In 000s)	2007	2006
Available lives	184,800	49,400
Billed lives	26,400	2,027

Backlog

Backlog represents the estimated annualized revenue at target performance associated with signed contracts at February 28, 2007 for which we have not yet begun providing services. Annualized revenue in backlog as of February 28, 2007 and February 28, 2006 was as follows:

	February 28,	February 28,
(In 000s)	2007	2006
Annualized revenue in backlog	$8,383	$5,215

We have seen increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the available and billed lives or in the annualized revenue in backlog reported in the tables above, as appropriate.

Business Strategy

Our primary strategy is to improve the health of populations as well as the quality and affordability of healthcare through Health and Care Support programs and services both domestically and internationally, thereby creating value for health plans, governments, employers, and hospitals. We plan to continue using our scaleable state-of-the-art care enhancement centers, medical information content, web services, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding services to our product mix that extend our reach and support entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level they deem appropriate for their organization. Customers may select a single chronic disease or a total-population approach, in which all members of the customer’s population receive the benefit of our programs.

We deliver programs that engage consumers in their health. We believe that we can achieve health improvements and generate significant cost savings by addressing consumer and customer needs for effective programs that support the individual across his or her lifetime.

We anticipate that we will incur significant costs during the remainder of fiscal 2007 to enhance and expand our Health and Care Support capabilities, pursue opportunities in international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current capacity as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

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

Revenue Recognition

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In some contracts, the PMPM rates may differ between a customer’s lines of business (e.g., PPO, HMO, Medicare Advantage). In addition, some of our services are billed on a fee for service basis.

Contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms.

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 6% of revenues recorded during the six months ended February 28, 2007 were performance-based and were subject to final reconciliation as of February 28, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Contractually, we cannot bill for any incentive bonus until after contract settlement. Fees for service are typically billed in the month after the services are provided.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of February 28, 2007, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $60.0 million. Of this amount, $25.7 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $34.3 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the six months ended February 28, 2007, we recognized a net decrease in revenue of $1.9 million that related to services provided prior to fiscal 2007.

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

Results of Operations

The following table shows the components of the statements of operations for the three and six months ended February 28, 2007 and 2006 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	66.1%	70.8%	66.2%	70.7%
Selling, general and administrative expenses	12.2%	10.9%	11.6%	11.0%
Depreciation and amortization	6.4%	5.8%	6.2%	6.0%
Operating income	15.3%	12.5%	16.1%	12.3%

Interest expense	3.9%	0.3%	2.4%	0.3%

Income before income taxes	11.4%	12.2%	13.7%	12.0%
Income tax expense	4.5%	4.9%	5.5%	4.8%

Net income	6.9%	7.3%	8.2%	7.2%

Revenues

Revenues for the three months ended February 28, 2007 increased 60.2% over revenues for the three months ended February 28, 2006, primarily due to the following:

•	revenues of $43.6 million related to the acquisition of Axia on December 1, 2006;
•	an increase in the number of self-insured employer billed lives on behalf of our health plan customers from 811,000 at February 28, 2006 to 1,059,000 at February 28, 2007;
•	the addition of new programs or expansion into additional populations with eight existing customers since the beginning of the second quarter of fiscal 2006; and
•	the commencement of seven new contracts since the beginning of the second quarter of fiscal 2006.

These increases were slightly offset by decreased revenues associated with the MHS pilots due to a decline in the cumulative net savings in the intervention population compared to the control group as well as a higher cumulative net savings target, which increases in gradual increments over the term of the pilots.

Revenues for the six months ended February 28, 2007 increased 45.5% over revenues for the six months ended February 28, 2006, primarily due to the following:

•	revenues of $43.6 million related to the acquisition of Axia on December 1, 2006;
•	an increase in the number of self-insured employer billed lives on behalf of our health plan customers from 811,000 at February 28, 2006 to 1,059,000 at February 28, 2007;
•	the addition of new programs or expansion into additional populations with eight existing customers since the beginning of fiscal 2006; and
•	the commencement of eight new contracts since the beginning of fiscal 2006.

These increases were slightly offset by decreased revenues associated with the MHS pilots due to a decline in the cumulative net savings in the intervention population compared to the control group as well as a higher cumulative net savings target, which increases in gradual increments over the term of the pilots.

We anticipate that revenues for the remainder of fiscal 2007 will increase over fiscal 2006 primarily due to the expansion of existing contracts, increasing demand for our Health and Care Support services from self-insured employers, anticipated new contracts, signed contracts since the end of the second quarter of fiscal 2007, and the acquisition of Axia. Due to the decline in the cumulative net savings in the intervention group compared to the control group, we have been actively engaged with CMS in mutual and intensive analysis of intervention and control group data in order to better understand the factors associated with CMS reported performance and to identify mutually acceptable modifications to the pilots. We expect that CMS will complete its evaluation of the suggested pilot modifications by the middle of calendar 2007. Until this evaluation is completed and a decision is reached, we do not yet know the impact on fiscal 2007 revenues from the MHS pilots.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the three months ended February 28, 2007 decreased to 66.1% compared to 70.8% for the same period in fiscal 2006, primarily due to the following:

•	a decrease in the level of employee bonus provision; and
•	decreased professional consulting fees related to information technology strategy and initiatives.

These decreases were partially offset by increases in cost of services as a percentage of revenues for the three months ended February 28, 2007 compared to the three months ended February 28, 2006 related to the following:

•

increased salaries and benefits and temporary staffing expense, primarily related to organizational design changes in our field support and operations structure and enhanced client reporting initiatives; and

•

increased costs related to the MHS pilots, primarily due to 1) enhanced interventions to focus on the special needs of this population, such as the increased use of heart monitors; and 2) additional costs related to the refresh population, which we began serving on August 1, 2006.

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the six months ended February 28, 2007 decreased to 66.2% compared to 70.7% for the same period in fiscal 2006, primarily due to a decrease in the level of employee bonus provision during the six months ended February 28, 2007 compared to the six months ended February 28, 2006. This decrease was partially offset by increases in cost of services as a percentage of revenues for the three months ended February 28, 2007 compared to the three months ended February 28, 2006 related to the following:

•	increased salaries and benefits, primarily related to organizational design changes in our field support and operations structure and enhanced client reporting initiatives;
•	increased volume in mailings of educational materials to participants due to timing of new contracts and an increase in domestic postage rates; and
•

increased costs related to the MHS pilots, primarily due to 1) additional costs related to the timing of the pilot in Georgia in collaboration with CIGNA, which did not begin until the middle of the first quarter of fiscal 2006; 2) enhanced interventions to focus on the special needs of this population, such as the increased use of heart monitors; and 3) additional costs related to the refresh population, which we began serving on August 1, 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 12.2% and 11.6% for the three and six months ended February 28, 2007, respectively, from 10.9% and 11.0% for the same periods in fiscal 2006 primarily due to the following:

•	an increase in salaries and benefits related to changes in our infrastructure to support future strategic and operational growth; and
•

the acquisition of Axia, which has slightly higher selling, general and administrative expenses as a percentage of revenues due to the nature of Health Support services, as well as the related integration costs.

These increases were somewhat offset by decreases in selling, general and administrative expenses as a percentage of revenues related to the following:

•	a decrease in the level of employee bonus provision during the three and six months ended February 28, 2007 compared to the three and six months ended February 28, 2006; and
•	a decrease in legal fees during the three and six months ended February 28, 2007 compared to the three and six months ended February 28, 2006.

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

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended February 28, 2007 increased 76.3% and 48.7% compared to the same periods in fiscal 2006 primarily due to the following:

•	depreciation and amortization expense associated with the depreciable assets and preliminary identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006; and
•

increased depreciation expense associated with capital expenditures to enhance our information technology capabilities and expand our corporate office and calling capacity at existing care enhancement centers.

We anticipate that depreciation and amortization expense for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of 1) depreciation and amortization expense associated with the depreciable assets and preliminary identifiable intangible assets recorded in connection with the Axia acquisition, and 2) additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for the three and six months ended February 28, 2007 increased $6.0 million compared to the three and six months ended February 28, 2006, primarily due to borrowings under the Third Amended Credit Agreement related to the acquisition of Axia on December 1, 2006.

We anticipate that interest expense for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of the outstanding borrowings under the Third Amended Credit Agreement.

Income Tax Expense

Our effective tax rate was 39.6% and 40.0% for the three and six months ended February 28, 2007, respectively, compared to 39.7% for the three and six months ended February 28, 2006. Changes in our effective tax rate are primarily a result of costs of international initiatives incurred in foreign jurisdictions and changes in our domestic United States geographic mix of earnings, which impacts our average state income tax rate. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, and certain non-deductible expenses for income tax purposes. We anticipate that our effective tax rate for the remainder of fiscal 2007 will not change significantly compared to fiscal 2006 or fiscal 2007 to date; however, we continue to evaluate the impact of the Axia acquisition on our geographic mix of earnings and overall state tax rate.

Liquidity and Capital Resources

Operating activities for the six months ended February 28, 2007 generated cash of $24.6 million compared to $31.9 million for the same period in fiscal 2006. The decrease in operating cash flow resulted primarily from 1) increased payments of employee bonuses that were accrued at the end of the previous fiscal year; 2) an increase in days sales in receivables to 53 days at February 28, 2007 from 44 days at February 28, 2006; and 3) an increase in income tax payments, primarily due to an increase in final tax payments pertaining to the previous fiscal year as well as a lower level of employee stock option exercises. These decreases to cash were partially offset by an increase in net income.

Investing activities during the six months ended February 28, 2007 used $464.4 million in cash and consisted primarily of payments related to the acquisition of Axia on December 1, 2006.

Financing activities for the six months ended February 28, 2007 provided $337.3 million in cash primarily from the proceeds of borrowings under the Third Amended Credit Agreement, slightly offset by principal payments on these borrowings.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of February 28, 2007, availability under our line of credit totaled $268.9 million.

Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. In February 2007, we amended the Third Amended Credit Agreement such that term loan borrowings generally bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, commencing on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Third Amended Credit Agreement replaced the Second Amended Credit Agreement, which provided us with a $250.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, together with an uncommitted incremental accordion facility of $50.0 million. The Second Amended Credit Agreement contained various financial covenants, which required us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement contains similar financial covenants. Both agreements restrict the payment of dividends and limit the amount of repurchases of the Company’s common stock. As of February 28, 2007, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for the interest rate swap agreement.

We believe that cash flow from operating activities, our available cash, and our expected available credit under the Third Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

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

Recently Issued Accounting Standards

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet completed our analysis of the impact that the implementation of SFAS No. 159 will have on our results of operations or financial condition, but we do not expect it to have a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Third Amended Credit Agreement, which bears interest based on floating rates. Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. In February 2007, we amended the Third Amended Credit Agreement such that term loan borrowings generally bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we entered into an amortizing fixed interest rate swap agreement in December 2006, effectively converting $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.5 million for the six months ended February 28, 2007.

As of February 28, 2007, as a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the six months ended February 28, 2007. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

On December 1, 2006, we acquired Axia, whose revenues represent approximately 27.2% of our consolidated revenues for the quarter ended February 28, 2007. Excluding the Axia acquisition, there have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint alleges that AHSI, the client hospitals and the medical directors violated the federal False Claims Act by entering into certain arrangements that allegedly violated the federal anti-kickback statute and provisions of the Social Security Act prohibiting physician self-referrals. Although no specific monetary damage has been claimed, the plaintiff, on behalf of the federal government, seeks treble damages plus civil penalties and attorneys’ fees. The plaintiff also has requested an award of 30% of any judgment plus expenses. The plaintiff recently agreed to dismiss its claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

In the action by the former employee, discovery is substantially complete but no trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

In a related matter, in February 2006, WPMC filed an arbitration claim seeking indemnification from us for certain costs and expenses incurred by it in connection with the case. In the action by WPMC, initial arbitration proceedings were commenced during the third quarter of fiscal 2006.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 11, 2006, we entered into a Subscription Agreement with L. Ben Lytle in connection with the acquisition of Axia, for whom Mr. Lytle served as chief executive officer. Under the Subscription Agreement, on December 1, 2006, Mr. Lytle purchased 123,305 unregistered shares of our common stock, $.001 par value, for $5.0 million. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Healthways, Inc. was held on February 2, 2007.

(c)	The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)

Nominations to elect William C. O’Neil, Jr., Ben R. Leedle, Jr., Alison Taunton-Rigby, John A. Wickens and L. Ben Lytle as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Withheld
William C. O'Neil, Jr.	30,711,408	2,317,559
Ben R. Leedle, Jr.	30,992,458	2,036,509
Alison Taunton-Rigby	32,424,804	604,163
John A. Wickens	32,644,105	384,862
L. Ben Lytle	30,744,852	2,284,115

(ii)	Adoption of a new 2007 Stock Incentive Plan. The voting results of the above-mentioned Plan were as follows:

For	Against	Abstain from Voting
18,740,950	9,266,843	42,149

(iii)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007. The voting results were as follows:

For	Against	Abstain from Voting
32,969,820	40,192	18,955

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

10.1

First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement dated February 20, 2007 by and among Healthways, Inc., various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender

10.2

Long-Term Performance Award Agreement for Matthew E. Kelliher. Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act and Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

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

Healthways, Inc.
(Registrant)

Date	April 9, 2007	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	April 9, 2007	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)