Form 10-Q
period 2007-05-31
HEALTHWAYS, INC
filed 2007-07-09
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2007

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

Yes ☐ No ☒

As of July 5, 2007 there were outstanding 35,349,528 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	May 31,	August 31,
	2007	2006
Current assets:
Cash and cash equivalents	$61,621	$154,792
Accounts receivable, net	84,958	52,978
Prepaid expenses and other current assets	15,065	9,397
Income taxes receivable	3,992	—
Deferred tax asset	7,686	3,726
Total current assets	173,322	220,893

Property and equipment:
Leasehold improvements	20,867	16,009
Computer equipment and related software	94,716	75,524
Furniture and office equipment	21,340	18,542
	136,923	110,075
Less accumulated depreciation	(82,047)	(63,525)
	54,876	46,550

Long-term deferred tax asset	—	2,557

Other assets	16,040	4,052

Customer contracts, net	48,249	3,660
Other intangible assets, net	52,664	8,539
Goodwill, net	480,244	96,135

Total assets	$825,395	$382,386

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
	2007	2006
Current liabilities:
Accounts payable	$16,341	$9,221
Accrued salaries and benefits	22,426	36,007
Accrued liabilities	18,818	5,429
Deferred revenue	8,985	319
Contract billings in excess of earned revenue	65,244	35,013
Income taxes payable	—	7,906
Current portion of long-term debt	2,208	180
Current portion of long-term liabilities	2,635	2,349
Total current liabilities	136,657	96,424

Long-term debt	317,613	236
Long-term deferred tax liability	17,931	—
Other long-term liabilities	13,385	10,853

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized,
35,317,416 and 34,597,748 shares outstanding	35	35
Additional paid-in capital	170,828	140,200
Retained earnings	168,272	134,622
Accumulated other comprehensive income	674	16
Total stockholders’ equity	339,809	274,873

Total liabilities and stockholders’ equity	$825,395	$382,386

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Revenues	$167,900	$106,820	$445,236	$297,432
Cost of services (exclusive of depreciation and amortization of $7,330, $5,321, $20,423, and $14,566, respectively, included below)	112,776	73,582	296,264	208,286
Selling, general & administrative expenses	21,852	10,878	53,992	31,920
Depreciation and amortization	10,139	6,595	27,225	18,083

Operating income	23,133	15,765	67,755	39,143
Interest expense	5,988	284	12,534	795

Income before income taxes	17,145	15,481	55,221	38,348
Income tax expense	6,353	6,146	21,571	15,224

Net income	$10,792	$9,335	$33,650	$23,124

Earnings per share:
Basic	$0.31	$0.27	$0.96	$0.67

Diluted	$0.29	$0.26	$0.91	$0.64

Weighted average common shares
and equivalents:
Basic	35,133	34,517	34,907	34,267
Diluted	37,070	36,515	36,855	36,267

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2007

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, August 31, 2006	$—	$35	$140,200	$134,622	$16	$274,873

Comprehensive income:

Net income	—	—	—	33,650	—	33,650

Net change in fair value of interest rate
swap, net of income taxes of $381	—	—	—	—	571	571

Foreign currency translation adjustment	—	—	—	—	87	87

Total comprehensive income						34,308

Sale of unregistered common stock	—	—	5,000	—	—	5,000

Exercise of stock options and other	—	—	5,224	—	—	5,224

Tax benefit of option exercises	—	—	7,858	—	—	7,858

Share-based employee compensation expense	—	—	12,546	—	—	12,546

Balance, May 31, 2007	$—	$35	$170,828	$168,272	$ 674	$339,809

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net income	$33,650	$23,124
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	27,225	18,083
Amortization of deferred loan costs	697	356
Share-based employee compensation expense	12,546	9,994
Excess tax benefits from share-based payment arrangements	(7,257)	(10,927)
Increase in accounts receivable, net	(7,641)	(15,403)
Increase in other current assets	(4,841)	(3,291)
(Decrease) increase in accounts payable	(212)	3,160
(Decrease) increase in accrued salaries and benefits	(18,007)	7,419
Increase in other current liabilities	37,690	37,123
Deferred income taxes	(8,157)	(8,797)
Other	4,071	2,849
Decrease (increase) in other assets	1,732	(1,160)
Payments on other long-term liabilities	(1,247)	(1,265)
Net cash flows provided by operating activities	70,249	61,265

Cash flows from investing activities:
Acquisition of property and equipment	(19,864)	(18,065)
Business acquisitions, net of cash acquired	(466,979)	(79)
Purchase of investment	(9,047)	—
Other, net	(13)	—
Net cash flows used in investing activities	(495,903)	(18,144)

Cash flows from financing activities:
Decrease in restricted cash	—	3,811
Proceeds from issuance of long-term debt	350,000	—
Deferred loan costs	(4,357)	(581)
Proceeds from sale of unregistered common stock	5,000	—
Excess tax benefits from share-based payment arrangements	7,257	10,927
Payments of long-term debt	(30,641)	(120)
Exercise of stock options	5,224	5,038
Net cash flows provided by financing activities	332,483	19,075

Net (decrease) increase in cash and cash equivalents	(93,171)	62,196

Cash and cash equivalents, beginning of period	154,792	63,467

Cash and cash equivalents, end of period	$61,621	$125,663
See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three and nine months ended May 31, 2007 and 2006 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three and nine months ended May 31, 2007, we recognized share-based compensation costs of $4.3 million and $12.5 million, respectively. For the three and nine months ended May 31, 2006, we recognized share-based compensation costs of $3.4 million and $10.0 million, respectively.

In October 2006, we granted annual equity awards, including stock options and restricted stock units, for fiscal 2006 performance. A summary of our stock options as of May 31, 2007 and changes during the nine months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2006	5,836	$18.87
Granted	312	42.84
Exercised	(120)	11.81
Forfeited or expired	(13)	22.89
Outstanding at November 30, 2006	6,015	$20.24
Granted	93	45.31
Exercised	(197)	6.10
Forfeited or expired	(13)	29.42
Outstanding at February 28, 2007	5,898	$21.09
Granted	49	44.22
Exercised	(277)	11.67
Forfeited or expired	(16)	36.55
Outstanding at May 31, 2007	5,654	$21.70	5.74	$141,536
Exercisable at May 31, 2007	3,116	$11.74	5.13	$108,670

The weighted-average grant-date fair value of options granted during the three and nine months ended May 31, 2007 was $21.97 and $22.01, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of May 31, 2007 as well as activity during the nine months then ended.

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2006	160	$43.82
Granted	167	43.04
Vested	(3)	38.11
Forfeited	—	—
Nonvested at November 30, 2006	324	$43.44
Granted	26	45.25
Vested	—	—
Forfeited	(2)	42.16
Nonvested at February 28, 2007	348	$43.58
Granted	24	44.22
Vested	—	—
Forfeited	(4)	46.16
Nonvested at May 31, 2007	368	$43.61

(4)	Business Acquisitions

On December 1, 2006, we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs. The addition of Axia furthers our continuing strategy to provide a full spectrum of integrated, personalized, and evidence-based interventions to maintain or improve health and productivity.

We paid an aggregate of $463.5 million for Axia, including transaction-related costs of $5.2 million, which was funded through the use of approximately $113.5 million in available cash and $350.0 million in borrowings under a $600.0 million credit facility, as discussed in Note 8 below. At the closing, we deposited $35.0 million of the purchase price to be held in escrow until approximately December 31, 2007 to satisfy any potential indemnification claims. We also deposited an additional $9.0 million of the purchase price to be held in escrow (the “Earnout Escrow”) to satisfy a portion of certain pre-existing potential earnout obligations (the “Earnout Obligations”). As of May 31, 2007, an additional $10.5 million had been paid pursuant to these Earnout Obligations, of which $6.8 million was paid by us and $3.7 million was funded from the Earnout Escrow.  Subsequent to May 31, 2007, the Earnout Obligations were completely satisfied with the payment of an additional $7.7 million, of which $3.9 million was paid by us and $3.8 million was funded from the Earnout Escrow.

At the close of the acquisition, L. Ben Lytle, who served as the chief executive officer of Axia prior to the acquisition, purchased for $5.0 million 123,305 shares of Healthways common stock under the terms of a Subscription Agreement dated October 11, 2006.

The total preliminary purchase price was allocated to Axia’s net tangible and identifiable intangible assets based on their estimated fair values. The estimated fair values of certain assets and liabilities were determined with the assistance of independent third-party valuation firms, and such firms’ preliminary work and our estimates and assumptions are subject to change upon the finalization of the valuations. The total preliminary purchase price was allocated as follows (excluding debt and cash acquired) and is subject to adjustments, primarily related to the finalization of the third-party valuations, certain working capital adjustments, and the potential Earnout Obligations:

(In 000s)
Net tangible assets	$10,148
Identifiable intangible assets	96,698
Goodwill	381,372
Net deferred tax liability	(24,669)
Total preliminary purchase price	$463,549

The results of operations of Axia were consolidated with those of the Company beginning on December 1, 2006. The unaudited pro forma combined results of operations as if the transaction had occurred on September 1, 2005 are as follows:

	Nine Months Ended	Three Months Ended	Nine Months Ended
(In $000s except per share amounts)	May 31, 2007	May 31, 2006	May 31, 2006
Revenues	$484,153	$140,418	$380,543
Net income	31,499	8,069	16,331
Earnings per share:
Basic	0.90	0.23	0.48
Diluted	0.85	0.22	0.45

The unaudited pro forma combined results of operations shown above include certain pro forma adjustments described in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Goodwill

The change in the carrying amount of goodwill during the nine months ended May 31, 2007 is shown below:

(In $000s)
Balance, August 31, 2006	$96,135
Purchase of Axia	381,372
Health IQ purchase price adjustment	752
Other business acquisitions	1,985
Balance, May 31, 2007	$480,244

The Health IQ Diagnostics, LLC (“Health IQ”) purchase price adjustment relates to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

(6)	Intangible and Other Assets

Intangible assets subject to amortization at May 31, 2007 consist of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net
Acquired technology	$22,525	$8,882	$13,643
Customer contracts	58,197	9,948	48,249
Distributor and provider networks	8,709	595	8,114
Other	1,944	235	1,709
Total	$91,375	$19,660	$71,715

Acquired technology, customer contracts, distributor and provider networks, and other intangible assets are being amortized on a straight-line basis over estimated useful lives ranging from four to ten years. Total amortization expense for the three months ended May 31, 2007 and 2006 was $3.5 million and $1.0 million, respectively. Total amortization expense for the nine months ended May 31, 2007 and 2006 was $8.0 million and $2.9 million, respectively. Estimated amortization expense is $3.5 million for the remainder of fiscal 2007, $14.0 million for fiscal 2008, $10.2 million for fiscal 2009, $10.1 million for fiscal 2010, and $9.2 million for fiscal 2011.

Intangible assets not subject to amortization at May 31, 2007 and 2006 consist of trade names of $29.2 million and $4.3 million, respectively. Other assets consist primarily of long-term investments and deferred loan costs net of accumulated amortization.

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

As a result of our investment in international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is economically hedged with currency options and forward contracts in order to minimize our exposure to fluctuations in foreign currency exchange rates. Principal currencies hedged include the Euro and British pound. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other current assets and accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal. We designated this swap agreement at its inception as a qualifying cash flow hedge. The fair value of the swap at May 31, 2007 of $1.0 million has been reported in other assets with an offset, net of tax, included in “accumulated other comprehensive income” in the consolidated balance sheet.

(8)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of May 31, 2007, availability under our line of credit totaled $278.9 million.

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

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement, we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for the interest rate swap agreement.

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

In connection with the acquisition of Axia, we assumed certain potential Earnout Obligations up to an aggregate amount of $18.0 million. As discussed above, we deposited $9.0 million of the purchase price in escrow to satisfy a portion of these Earnout Obligations. Under the terms of the stock purchase agreement, we are responsible for payment of one-half of the total Earnout Obligations, with the other one-half being paid through the $9.0 million held in escrow. As of May 31, 2007, an additional $10.5 million had been paid pursuant to these Earnout Obligations, of which $6.8 million was paid by us and $3.7 million was funded from the Earnout Escrow.  Subsequent to May 31, 2007, the Earnout Obligations were completely satisfied with the payment of an additional $7.7 million, of which $3.9 million was paid by us and $3.8 million was funded from the Earnout Escrow.

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

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

(10)	Comprehensive Income

Comprehensive income, net of income taxes, was $11.5 million and $9.3 million for the three months ended May 31, 2007 and 2006, respectively, and $34.3 million and $23.1 million for the nine months ended May 31, 2007 and 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce overall healthcare costs.

Designed to provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age, or payor, Healthways’ evidence-based services are made available to consumers by phone, mail, internet, and face-to-face interactions. To expand our Health Support offerings, on December 1, 2006 we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, for approximately $463.5 million in cash.

We deliver our programs to customers, which include health plans, governments, employers, and hospitals, in all 50 states, the District of Columbia, Puerto Rico, and Guam. These services include:

•	fostering wellness and disease prevention through total population screening, health risk assessments, and supportive interventions;
•	providing access to health improvement programs such as fitness, weight management, complementary and alternative medicine and smoking cessation;
•	promoting the reduction of lifestyle behaviors that lead to poor health or chronic conditions;
•

providing educational materials and personal interactions with highly trained nurses and other healthcare professionals that are designed to create and sustain healthier behaviors to members with chronic conditions;

•	incorporating current evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episode interventions; and
•	coordinating members’ care with local healthcare providers.

Our programs focus on prevention, education, health coaching, behavior change and evidence-based medicine to drive adherence to proven standards of care, medications and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will optimize the health status of member populations and reduce both the short-term and long-term healthcare costs for members.

Health and Care Support services enable health plans and employers to reach and engage everyone in their covered populations through interventions that are both sensitive to and specific to each individual’s health risks and needs. Health Support products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as becoming more physically active through SilverSneakers®, staying fit using My ePHIT® and quitting smoking through the world’s largest on-line community, QuitNet®. The Care Support product line includes programs for people with chronic diseases or conditions, including diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management through our StatusOne® product for members at risk for hospitalization due to complex conditions. We believe that creating real and sustainable behavior change generates measurable long-term cost savings.

Predicated on the fundamental belief that healthier people cost less, Healthways’ programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and promote the best possible health for those who are already affected by disease. At the same time, we recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously. By providing the full spectrum of Health and Care Support services to meet each individual’s needs, we believe that our interventions can be delivered both at scale and in a manner that reflects the unique needs of each consumer over time. Further, Healthways’ extensive and fully accredited complementary and alternative provider network offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Recent Developments

In July 2007, our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009.

Highlights of Performance for the Three Months Ended May 31, 2007

•	Revenues increased 57.2% for the three months ended May 31, 2007 over the three months ended May 31, 2006.
•	Net income for the three months ended May 31, 2007 increased 15.6% over the three months ended May 31, 2006.
•	Available lives and billed lives increased to 187.4 million and 27.1 million, respectively, at May 31, 2007 compared to 48.1 million and 2.2 million, respectively, at May 31, 2006.

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
•

our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts and/or our cooperative agreement with the Centers for Medicare & Medicaid Services (“CMS”) ahead of data collection and reconciliation in order to provide forward-looking guidance;

•

the timing and costs of implementation, and the effect, of regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support (“MHS”) programs;

•

our ability to effect the financial, clinical, and satisfaction outcomes under our cooperative agreement with CMS and reach mutual agreement with CMS with respect to results necessary to achieve success under Phase I of the MHS pilots;

•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions;

•

the impact of individual market dynamics in potential international markets on our ability to sign an international contract within the timeframes contemplated by us and our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;

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

•	our ability to implement our Health and Care Support strategy within expected cost estimates;
•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;
•	our ability to obtain the necessary approval under our Third Amended Credit Agreement to repurchase more than $50 million of our common stock;
•	unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services;
•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;
•	our ability to attract and/or retain and effectively manage the employees required to implement our agreements;
•	the impact of litigation involving us and/or our subsidiaries;
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

Our contracts generally range from three to five years with provisions for subsequent renewal; contracts between our health plan customers and their self-insured employer accounts typically have one-year terms. Some contracts allow the customer to terminate early.

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the nine months ended May 31, 2007 were performance-based and were subject to final reconciliation as of May 31, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are participating in two MHS pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots are scheduled to operate for 36 months but may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc (“CIGNA”). The majority of our fees under our contract with CIGNA are performance-based. Both of the pilots are for complex diabetes and congestive heart failure disease management services and, while operationally similar to our programs for commercial and Medicare Advantage health plan populations, have been modified for the special needs and conditions of this population.

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

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver Health and Care Support services to large populations within our health plan, employer, and government customers. Our predictive modeling capabilities allow us to identify our customers’ health and wellness requirements. We incorporate behavior-change science with consumer-friendly web portals to facilitate consumer preferences for engagement and convenience. Sophisticated data analytical and reporting solutions are used to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our Health and Care Support services.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide Health and Care Support services to their members. Some contracts allow the customer to terminate early. Restructurings and possible terminations at or prior to renewal could have a material negative impact on our results of operations and financial condition.

Approximately 20% and 22% of our revenues for the three and nine months ended May 31, 2007, respectively, were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Billed Lives and Available Lives

Following the acquisition of Axia on December 1, 2006, we introduced new metrics to replace the “actual lives under management” metric traditionally used to measure our Care Support business. The first new metric is “billed lives”, which is the total number of lives for which we receive fees under our contracts. The second new metric is “available lives”, which measures the entire population of our health plan and employer commercial customers. The number of available lives and billed lives as of May 31, 2007 and May 31, 2006 were as follows:

	May 31,	May 31,
(In 000s)	2007	2006
Available lives	187,400	48,100
Billed lives	27,100	2,205

Backlog

Backlog represents the estimated annualized revenue at target performance associated with signed contracts at May 31, 2007 for which we have not yet begun providing services. Annualized revenue in backlog as of May 31, 2007 and May 31, 2006 was as follows:

	May 31,	May 31,
(In 000s)	2007	2006
Annualized revenue in backlog	$22,871	$27,446

We continue to see increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the available and billed lives or in the annualized revenue in backlog reported in the tables above, as appropriate.

Business Strategy

Our primary strategy is to optimize the health of populations as well as the quality and affordability of healthcare through our Health and Care Support programs and services both domestically and internationally, thereby creating value for health plans, governments, employers, and hospitals. We plan to continue using our scalable state-of-the-art care enhancement centers, medical information content, web services, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding services to our product mix that extend our reach and provide support to entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level of services that they deem appropriate for their organization. Customers may select a single chronic disease or a total-population approach, in which all members of the customer’s population receive the benefit of our programs.

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

Some contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the nine months ended May 31, 2007 were performance-based and were subject to final reconciliation as of May 31, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Deferred revenues can arise from contracts which permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months. Contractually, we cannot bill for any incentive bonus until after contract settlement. Fees for service are typically billed in the month after the services are provided.

We recognize revenue as follows: 1) we recognize the fixed portion of PMPM fees and fees for service as revenue during the period we perform our services; 2) we recognize the performance-based portion of the monthly fees based on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date; and 3) we recognize additional incentive bonuses based on the most recent assessment of our performance, to the extent we consider such amounts collectible.

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

Substantially all of the fees under the MHS pilots in which we are participating are performance-based.  The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of 5.0% at the end of the pilots.  Under the amendment to our agreement for our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ financial reconciliation contractor.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of May 31, 2007, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $34.6 million. Of this amount, $6.2 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $28.4 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the nine months ended May 31, 2007, we recognized a net decrease in revenue of $2.3 million that related to services provided prior to fiscal 2007.

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

Results of Operations

The following table shows the components of the statements of operations for the three and nine months ended May 31, 2007 and 2006 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	67.2%	68.9%	66.5%	70.0%
Selling, general and administrative expenses	13.0%	10.2%	12.1%	10.7%
Depreciation and amortization	6.0%	6.2%	6.1%	6.1%
Operating income (1)	13.8%	14.7%	15.2%	13.2%

Interest expense	3.6%	0.2%	2.8%	0.3%

Income before income taxes	10.2%	14.5%	12.4%	12.9%
Income tax expense	3.8%	5.8%	4.8%	5.1%

Net income	6.4%	8.7%	7.6%	7.8%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended May 31, 2007 increased 57.2% over revenues for the three months ended May 31, 2006, primarily due to the following:

•	revenues of $46.8 million related to the acquisition of Axia on December 1, 2006;
•	the commencement of five new Care Support contracts since the beginning of the third quarter of fiscal 2006;
•	an increase in the number of self-insured employer billed lives for Care Support programs on behalf of our health plan customers from 837,000 at May 31, 2006 to 1,551,000 at May 31, 2007; and
•	the addition of new Care Support programs or expansion into additional populations with five existing customers since the beginning of the third quarter of fiscal 2006.

These increases were slightly offset by decreases in revenues for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 due to the following:

•	certain contract terminations, the largest of which we will begin providing services to again on October 1, 2007; and
•

decreased revenues associated with the MHS pilots. Due to an increasing cumulative net savings target over the term of the pilots, during the three months ended May 31, 2007, we were unable to recognize any performance-based revenues from the MHS pilots.

Revenues for the nine months ended May 31, 2007 increased 49.7% over revenues for the nine months ended May 31, 2006, primarily due to the following:

•	revenues of $90.4 million related to the acquisition of Axia on December 1, 2006;
•	an increase in the number of self-insured employer billed lives for Care Support programs on behalf of our health plan customers from 837,000 at May 31, 2006 to 1,551,000 at May 31, 2007;
•	the addition of new Care Support programs or expansion into additional populations with eight existing customers since the beginning of fiscal 2006; and
•	the commencement of nine new Care Support contracts since the beginning of fiscal 2006.

These increases were slightly offset by decreases in revenues for the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006 due to the following:

•	certain contract terminations, the largest of which we will begin providing services to again on October 1, 2007; and
•

decreased revenues associated with the MHS pilots. Due to an increasing cumulative net savings target over the term of the pilots, during the nine months ended May 31, 2007, we were unable to recognize any performance-based revenues from the MHS pilots.

We anticipate that revenues for the remainder of fiscal 2007 will increase over fiscal 2006 primarily due to the expansion of existing contracts, increasing demand for our Health and Care Support services from self-insured employers, anticipated new contracts, signed contracts during fiscal 2007 which have not yet begun, and the acquisition of Axia.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the three months ended May 31, 2007 decreased to 67.2% compared to 68.9% for the same period in fiscal 2006, primarily due to the following:

•	a decrease in the level of employee bonus provision; and
•	a decrease in professional consulting fees related to information technology initiatives.

These decreases were partially offset by increases in cost of services as a percentage of revenues for the three months ended May 31, 2007 compared to the three months ended May 31, 2006 related to the following:

•	increased salaries and benefits, primarily related to organizational design changes in our field support and operations structure;

•

increased costs related to the MHS pilots, primarily due to 1) enhanced interventions to focus on the special needs of this population; and 2) additional costs related to the refresh population, which we began serving on August 1, 2006; and

•

the acquisition of Axia, which had slightly higher cost of services as a percentage of revenues for the three months ended May 31, 2007 due to normal seasonal health club utilization under fixed fee contracts, as well as the related integration costs.

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the nine months ended May 31, 2007 decreased to 66.5% compared to 70.0% for the same period in fiscal 2006, primarily due to the following:

•	a decrease in the level of employee bonus provision; and
•	a decrease in professional consulting fees related to information technology initiatives.

These decreases were partially offset by increases in cost of services as a percentage of revenues for the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006 related to the following:

•	increased salaries and benefits, primarily related to organizational design changes in our field support and operations structure, and enhanced client reporting initiatives; and
•

increased costs related to the MHS pilots, primarily due to 1) additional costs related to the timing of the pilot in Georgia in collaboration with CIGNA, which did not begin until the middle of the first quarter of fiscal 2006; 2) enhanced interventions to focus on the special needs of this population; and 3) additional costs related to the refresh population, which we began serving on August 1, 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 13.0% for the three months ended May 31, 2007 from 10.2% for three months ended May 31, 2006, primarily due to the following:

•	an increase in salaries and benefits related to changes in our infrastructure to support future growth;
•	an increase in professional consulting fees related to certain strategic initiatives; and
•	integration costs related to the acquisition of Axia.

These increases were somewhat offset by decreases in selling, general and administrative expenses as a percentage of revenues during the three months ended May 31, 2007 compared to the three months ended May 31, 2006 related to the following:

•	a decrease in the level of employee bonus provision; and
•	a decrease in legal fees.

Selling, general and administrative expenses as a percentage of revenues increased to 12.1% for the nine months ended May 31, 2007 from 10.7% for the nine months ended May 31, 2006, primarily due to the following:

•	an increase in salaries and benefits related to changes in our infrastructure to support future growth; and
•	integration costs related to the acquisition of Axia.

These increases were somewhat offset by decreases in selling, general and administrative expenses as a percentage of revenues during the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006 related to the following:

•	a decrease in the level of employee bonus provision; and
•	a decrease in legal fees.

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

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended May 31, 2007 increased 53.7% and 50.6% compared to the same periods in fiscal 2006 primarily due to the following:

•	depreciation and amortization expense associated with the depreciable assets and preliminary identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006; and
•

increased depreciation expense associated with capital expenditures to enhance our information technology capabilities, relocate our Phoenix care enhancement center, and expand our calling capacity at existing care enhancement centers.

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

Interest Expense

Interest expense for both the three and nine months ended May 31, 2007 increased $5.7 million and $11.7 million, respectively, compared to the three and nine months ended May 31, 2006, primarily due to borrowings under the Third Amended Credit Agreement related to the acquisition of Axia on December 1, 2006.

We anticipate that interest expense for the remainder of fiscal 2007 will increase over fiscal 2006 primarily as a result of the outstanding borrowings under the Third Amended Credit Agreement.

Income Tax Expense

Our effective tax rate decreased to 37.1% and 39.1% for the three and nine months ended May 31, 2007, respectively, compared to 39.7% for the three and nine months ended May 31, 2006, primarily due to a lower than anticipated state tax rate. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, and certain non-deductible expenses for income tax purposes. We anticipate that our effective tax rate for fiscal 2007 will not change significantly from fiscal 2006; however, we continue to evaluate the impact of the Axia acquisition on our geographic mix of earnings and overall state tax rate.

Liquidity and Capital Resources

Operating activities for the nine months ended May 31, 2007 generated cash of $70.2 million compared to $61.3 million for the same period in fiscal 2006.

The increase in operating cash flow resulted primarily from the following:

•	an increase in net income;
•	a decrease in days sales in receivables to 47 days at May 31, 2007 from 49 days at May 31, 2006; and
•	an increase in cash collections recorded to contract billings in excess of earned revenue, primarily related to the MHS refresh population, which we began serving on August 1, 2006.

These increases were somewhat offset by decreases in operating cash flow primarily related to the following:

•	increased payments of employee bonuses that were accrued at the end of the previous fiscal year; and
•	an increase in income tax payments, primarily due to increased payments of taxes that were accrued at the end of the previous fiscal year as well as a lower level of employee stock option exercises.

Investing activities during the nine months ended May 31, 2007 used $495.9 million in cash and consisted primarily of payments related to the acquisition of Axia on December 1, 2006.

Financing activities for the nine months ended May 31, 2007 provided $332.5 million in cash primarily from the proceeds of borrowings under the Third Amended Credit Agreement of $350.0 million, offset by payments of $30.6 million on these borrowings.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of May 31, 2007, availability under our line of credit totaled $278.9 million.

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

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2007, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement, we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for the interest rate swap agreement.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.7 million for the nine months ended May 31, 2007.

As of May 31, 2007, as a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the nine months ended May 31, 2007. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

On December 1, 2006, we acquired Axia, whose revenues represent approximately 27.8% of our consolidated revenues for the quarter ended May 31, 2007. Excluding the Axia acquisition, there have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

10.1

Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, dated April 11, 2007 by and among Healthways, Inc., various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender

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

Healthways, Inc.
(Registrant)

Date	July 9, 2007	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	July 9, 2007	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)