Form 10-K
period 2007-08-31
HEALTHWAYS, INC
filed 2007-10-29
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2007

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

(615) 665-1122
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.001 par value, and related Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act from their obligations under those Sections.

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

Yes ☐ No ☒

As of February 28, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the registrant was approximately $1.5 billion based on the closing bid price reported for such date on The NASDAQ Stock Market.

As of October 18, 2007, 35,633,057 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2008 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.

Form 10-K

PART I.

Item 1. Business

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce overall healthcare costs.

Designed to provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age, or payor, Healthways’ evidence-based services are made available to consumers by phone, mail, internet, and face-to-face interactions. To expand our Health Support offerings, on December 1, 2006 we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, for approximately $467.0 million in cash.

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

•	incorporating current evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions; and
•	coordinating members’ care with local healthcare providers.

Our programs focus on prevention, education, physical fitness, health coaching, behavior change and evidence-based medicine to drive adherence to proven standards of care, medications and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will optimize the health status of member populations and reduce both the short-term and long-term healthcare costs for members.

Health and Care Support services enable health plans and employers to reach and engage everyone in their covered populations through interventions that are both sensitive to and specific to each individual’s health risks and needs. Health Support products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as becoming more physically active through the Healthways SilverSneakers® Fitness Program, staying fit using on-line tools and a vast network of fitness centers, and quitting smoking through an on-line smoking cessation community, QuitNet®. The Care Support product line includes programs for people with chronic diseases or conditions, including diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management through our StatusOne® product for members at risk for hospitalization due to complex conditions. We believe that creating real and sustainable behavior change generates measurable long-term cost savings.

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

Our contracts generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either direct or through their health plans, typically have one-year terms. Some contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during fiscal 2007 were performance-based and were subject to final reconciliation as of August 31, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver Health and Care Support services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. Sophisticated data analytical and reporting solutions are used to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our Health and Care Support services.

Billed Lives and Available Lives

Following the acquisition of Axia on December 1, 2006, we introduced new metrics to replace the “actual lives under management” metric historically used to measure our Care Support business. The first new metric was “billed lives”, which is the total number of lives for which we receive fees under our contracts and equates to our historical metric “actual lives under management”. The second new metric was “available lives”, which measures the entire population covered by our domestic customers. The number of available lives and billed lives as of August 31, 2007 and 2006 were as follows:

	August 31,	August 31,
(In 000s)	2007	2006
Available lives(1)	188,500	76,900
Billed lives	27,446	2,426

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance associated with signed contracts at August 31, 2007 for which we have not yet begun providing services. Annualized revenue in backlog as of August 31, 2007 and 2006 was as follows:

	August 31,	August 31,
(In 000s)	2007	2006
Annualized revenue in backlog	$39,900	$6,625

We continue to see increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the available and billed lives or in the annualized revenue in backlog reported in the table above, as appropriate.

This increasing demand for our Health and Care Support services from self-insured employer accounts, which generally begin their benefit year on January 1, has typically resulted in a disproportionate amount of our growth occurring in our second fiscal quarter.

Business Strategy

Our primary strategy is to optimize the health of entire populations as well as the quality and affordability of healthcare through our Health and Care Support solutions both domestically and internationally, thereby creating value for individuals, health plans, governments, and employers. We plan to continue using our scalable state-of-the-art care enhancement centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding and enhancing solutions to extend our reach and effectiveness for entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level of services that they deem appropriate for their organization. Customers may select from a single prevention program or chronic disease to a total-population approach, in which all members of the customer’s population receive the benefit of our programs.

We deliver programs that engage consumers in their health. We believe that we can achieve health improvements and generate significant cost savings by addressing consumer and customer needs for effective programs that support the individual throughout his or her lifetime.

We anticipate that we will incur significant costs during fiscal 2008 to enhance and expand our Health and Care Support capabilities, pursue opportunities in domestic government and international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current capacity as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Segment Information

We have one reportable segment, Health and Care Support services. During fiscal 2007, CIGNA HealthCare, Inc. comprised approximately 22% of our revenues. No other customer accounted for more than 10% of our revenues in fiscal 2007.

Competition

The health-care industry is highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of care support, health support, and other services to health plans and self-insured employers, or have announced an intention to offer such services. These entities include disease management companies, major pharmaceutical companies, health plans, health care organizations, providers, pharmacy benefit management companies, health care information technology companies and other entities that provide services to health plans and self-insured employers.

We believe we have advantages over our competitors because of our state-of-the-art care enhancement center technology linked to our proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment, pre-testing and training of our clinical colleagues, the comprehensive clinical nature of our product offerings, our established reputation for providing care to members with chronic diseases, and the proven financial and clinical outcomes of our programs; however, we cannot assure you that we can compete effectively with these companies.

Consolidation has been, and may continue to be, an important factor in all aspects of the health care industry, including the Health and Care Support sector. While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan customers if they are acquired by other health plans which already have or are not interested in Health and Care Support programs.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under the “Risk Factors” below.

While many of the governmental and regulatory requirements affecting health-care delivery generally do not directly affect us, our customers must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes and health codes. Certain of our services, including health service utilization management and certain claims payment functions, require licensure by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses.

Certain of our professional health-care employees, such as nurses must comply with individual licensing requirements. All of our health-care professionals who are subject to licensing requirements are licensed in the state in which they are physically present, such as the professionals located at a care enhancement center. Multiple state licensing requirements for health-care professionals who provide services telephonically over state lines may require us to license some of our health-care professionals in more than one state. We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all care enhancement center health professionals, which would increase our costs of services.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us. Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal health care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements to most hospitals. These changes, future legislative initiatives or government regulation and/or changes in the administration could adversely affect our operations or reduce the demand for our services.

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively restrict the use and disclosure of individually-identifiable health information by health plans, most health-care providers, and certain other entities (collectively, “covered entities”). Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. We are contractually required to comply with certain aspects of the HIPAA privacy and security regulations. In addition, we are contractually obligated to comply with any applicable state laws or regulations related to privacy that are more restrictive than the federal privacy regulations. We may also be directly subject to state requirements related to the confidentiality and security of confidential personal information.

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

Further, the health care industry is highly regulated at the federal and state levels. For example, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Our participation in the MHS program being administered by CMS may subject us directly to various laws and regulations applicable to entities contracting to provide services to federal programs, including but not limited to provisions related to billing and reimbursement and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment.

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

Insurance

We maintain the following types of insurance for all of our locations and operations: professional liability (including errors and omissions), directors and officers, property, and general liability. While we believe our insurance coverage is adequate for our current operations, it might not be sufficient to cover all future claims. Such insurance might not continue to be available in adequate amounts or at a reasonable cost. These policies contain relatively standard commercial terms and conditions. We also maintain workers compensation insurance for all of our employees.

Employees

As of October 19, 2007, we had approximately 3,800 employees. Our employees are not subject to any collective bargaining agreements. We believe we have a good relationship with our employees.

Available Information

Our Internet address is www.healthways.com . We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The health care industry in which we operate currently faces significant cost reduction pressures as a result of increased competition, constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. We believe that these pressures will continue and possibly intensify.

We believe that our Health and Care Support solutions, which are geared to foster wellness and disease prevention and deliver interventions for people with chronic diseases and conditions, specifically assist our customers in controlling the high costs of healthcare; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause our customers to focus on contract restructurings that reduce the fees we receive for our services. These financial pressures could have a negative impact on our results of operations.

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

We currently derive a large percentage of our revenues from one customer. The loss of, or the restructuring of a contract with, this customer could have a material adverse effect on our business and results of operations.

Because of the size of its membership and the number of programs purchased from us, CIGNA HealthCare, Inc. comprised approximately 22% of our revenues in fiscal 2007. No other customer accounted for more than 10% of our revenues in fiscal 2007. Although we believe that the full-year impact of other contracts signed in 2007 and new contracts anticipated to be signed in 2008 will reduce our current revenue concentration, our results of operations, cash flows, and financial condition could be negatively and materially impacted by the loss or restructuring of a contract with a single large customer.

The Health and Care Support industry is a relatively new segment of the health-care industry.

The rapidly growing Health and Care Support industry is a relatively new segment of the overall health-care industry with many entrants marketing various services and products labeled as Health and Care Support. Companies have used the generic label of health and/or care support to characterize a wide range of activities, from the sale of medical supplies and drugs to demand management services. Because the industry is somewhat new, purchasers of these services have not had significant experience purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle for new contracts. As the industry matures, the number of programs that customers have been purchasing has generally expanded from one or two programs to a more comprehensive suite of programs, while also typically increasing the terms from between three to five years. These changes result in a more sizable contract commitment that generally requires approval from the customer’s executive management and frequently the customer’s board of directors.

Our business strategy is dependent in part on developing new and additional products to complement our existing Health and Care Support services, as well as establishing additional distribution channels through which we may offer our products and services.

Our growth strategy focuses on developing new Health and Care Support programs to address chronic diseases and medical conditions as well as the overall health of all members. While we have considerable experience in Health and Care Support solutions with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our Health and Care Support programs within expected cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations; and our ability to deliver outcomes on any new products or services. In addition, as part of our business strategy, we expect to enter into relationships, such as our strategic relationship with Medco Health Solutions, Inc., to establish additional distribution channels through which we may offer our products and services. As we begin to offer new products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

If we do not manage our growth successfully, our growth and profitability may slow or decline.

We have expanded and expect to continue to expand our products and services as well as our overall operations, both organically and through the acquisition of businesses and technologies that complement our Health and Care Support solutions. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. The inability to obtain and/or properly allocate sufficient resources or personnel to manage our growth may have an adverse effect on our growth and profitability.

Our inability to perform well under our Health and Care Support contracts could have a material adverse effect on our business and results of operations.

Our ability to continue to grow and expand our business is contingent upon our ability to continue to achieve desired financial savings and clinical performance targets under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers. Unusual and unforeseen patterns of health care utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services could adversely affect our ability to achieve desired financial savings and clinical outcomes.

We depend on the timely receipt of accurate data from ourcustomers and ouraccurateanalysis of such data.

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

The expansion of our Health and Care Support services into international markets may subject us to additional regulatory and financial risks.

We have recently expanded our Health and Care Support services into countries other than the United States and intend to continue expanding our international operations as part of our business strategy. We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets. Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics and regulatory requirements in potential international markets. The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have an adverse effect on our business.

In addition, as a result of doing business in foreign markets, we are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

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

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At August 31, 2007, we had approximately $483.6 million and $119.4 million of goodwill and intangible assets, respectively. On an ongoing basis, we evaluate whether the carrying values of goodwill and intangible assets are impaired. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

Our level of indebtedness could adversely affect our future financial condition.

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”) in conjunction with the acquisition of Axia. The Third Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock. As of August 31, 2007, our total long-term debt, including the current portion, was $299.3 million.

Our indebtedness could have a material adverse effect on our financial condition by, among other things:

•

increasing our vulnerability to a downturn in general economic conditions or to increases in interest rates, particularly with respect to the portion of our outstanding debt that is subject to variable interest rates;

•	potentially limiting our ability to obtain additional financing or to obtain such financing on favorable terms;

•

causing us to dedicate a portion of future cash flow from operations to service or pay down our debt, which reduces the cash available for other purposes, such as operations, capital expenditures, and future business opportunities; and

•	possibly limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

A failure of our information systems could adversely affect our business.

Our ability to deliver Health and Care Support services depends on effectively using information technology. We believe that our state-of-the-art electronic health record and care enhancement center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding our information technology. In some cases, we may have to make systems investments before we generate revenues from contracts with new customers. In addition, these system requirements expose us to technology obsolescence risks.

Our revenues are subject to seasonal pressure from the disenrollment processes of employer customers of our contracted health plans. In addition, some of our contracts with employers, either direct or through their health plans, are one year in length, often beginning on January 1.

Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. These annual membership disenrollment and re-enrollment processes of employers (whose employees are the health plan members) from health plans can result in a seasonal reduction in billed lives during our second fiscal quarter.

Historically, we have found that a majority of employers and employees make these decisions effective December 31 of each year. An employer’s change in health plans or employees’ changes in health plan elections may cause a decrease in our billed lives for existing contracts as of January 1. Although these decisions may also result in a gain in enrollees as new employers sign on with our customers, the identification of new members eligible to participate in our programs is based on the submission of health-care claims, which lags enrollment by an indeterminate period.

As a result, historically, billed lives for our existing fully insured customers have decreased by up to 8% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in our second fiscal quarter. However, the increasing demand for our Health and Care Support services from self-insured employer accounts, which generally begin their benefit year on January 1, has typically resulted in a net increase in total billed lives on January 1.

Another seasonal impact on billed lives could occur if a health plan decided to withdraw coverage altogether for a specific line of business, such as Medicare Advantage, or in a specific geographic area, thereby automatically disenrolling previously covered members. Historically, we have experienced minimal covered life disenrollment from such decisions.

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

Because a significant percentage of our existing contracts consist of a fixed fee per member, we have a limited ability to pass along increased labor costs to existing customers. A failure to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs, could have a material adverse effect on profitability.

We may face costly litigation that could force us to pay damages and/or harm our reputation.

In the course of our business, we are subject to lawsuits, which may involve large claims and significant defense costs (see Item 3, “Legal Proceedings”). Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain liability insurance, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. In addition, legal expenses associated with the defense of these matters may be material to our consolidated results of operations in a particular financial reporting period.

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

Government regulators may interpret current regulations or adopt new legislation governing our operations in a manner that subjects us to penalties or negatively impacts our ability to provide services.

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

In addition, certain of our services, including health utilization management and certain claims payment functions, require licensure by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses. Little guidance is available to determine the scope of some of these prohibitions. Failure to obtain and maintain any required licenses or failure to comply with other laws and regulations applicable to our business could have a material negative impact on our operations.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us.

Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal health-care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements. These changes, future legislative initiatives or government regulation could adversely affect our operations or reduce the demand for our services.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate offices located in the Nashville, Tennessee area contain approximately 180,000 square feet of office space, which we lease pursuant to agreements that expire from December 2007 to March 2011. In May 2006, we entered into an office lease agreement for our new corporate headquarters to be located near Nashville, Tennessee, containing approximately 255,000 square feet of rentable area, which we expect to occupy by March 1, 2008. The term of the lease is 15 years.

We also lease office space for our 13 call center locations for an aggregate of approximately 331,000 square feet of space with lease terms expiring on various dates from 2009 to 2013. Our operations support and training offices contain approximately 94,000 square feet in aggregate and have lease terms expiring from 2008 to 2015.

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

In a related matter, in February 2006, WPMC filed an arbitration claim seeking indemnification from us for certain costs and expenses incurred by it in connection with the case. In the action by WPMC, initial arbitration proceedings were commenced during the third quarter of fiscal 2006. During September 2007, the parties to this matter agreed to place the arbitration on hold for an indefinite period.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 31, 2007. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Thomas G. Cigarran	65	Chairman of the Company since September 1988, a director since 1981, President September 1981 until June 2001, Chief Executive Officer September 1988 until September 2003. Chairman of AmSurg Corp.

Ben R. Leedle, Jr.	46

Chief Executive Officer and director of the Company since September 2003, President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	57

Executive Vice President, Chief Financial Officer and Secretary of the Company since October 2001. Ms. Chaput is the spouse of the Company’s Executive Vice President and Chief Information Officer, Robert L. Chaput.

Robert L. Chaput	57

Executive Vice President and Chief Information Officer of the Company since December 2005. Founder and CEO of American Technology Group from July 2002 to December 2005. Mr. Chaput is the spouse of the Company’s Executive Vice President and Chief Financial Officer, Mary A. Chaput.

Mary D. Hunter	62	Executive Vice President of the Company since 2001. Chief Operating Officer of the Hospital Group from 2001 until July 2003. Senior Vice President from 1994 until 2001.

Matthew E. Kelliher	52

Executive Vice President, International Business, of the Company since September 2004. Executive Vice President since September 2003. President of StatusOne Health Systems, LLC from November 1997 until September 2003.

Alfred Lumsdaine	42	Senior Vice President of the Company since February 2003. Controller and Chief Accounting Officer from February 2002 to present.

James E. Pope	54

Executive Vice President and Chief Operating Officer of the Company since May 2006. Executive Vice President and Chief Medical Officer of the Company from October 2003 until May 2006. Member of Medical Advisory Committee since February 1999.

Robert E. Stone	61

Executive Vice President and Chief Strategy Officer of the Company since 2005. Executive Vice President from 1999 to 2005. Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to October 2003.

Donald B. Taylor	49

Executive Vice President, Sales and Marketing, of the Company since December 2006. Executive Vice President, Alliances from May 2006 to December 2006. Chief Operating Officer of the Company from December 2003 until May 2006. Executive Vice President since February 2002.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter on The NASDAQ Stock Market (“NASDAQ”) under the symbol HWAY.

The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended August 31, 2007
First quarter	$52.37	$37.55
Second quarter	49.58	42.64
Third quarter	48.76	41.58
Fourth quarter	56.90	42.77

Year ended August 31, 2006
First quarter	$46.77	$36.99
Second quarter	48.39	42.28
Third quarter	54.63	39.26
Fourth quarter	54.98	46.08

Holders

At October 22, 2007, there were approximately 38,650 holders of our Common Stock, including 173 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our Common Stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion. Our Third Amended Credit Agreement restricts the payment of dividends. For further discussion of the Third Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

Repurchases of Common Stock

The following table contains information for shares of our Common Stock that we repurchased during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 1 through 30	—	—	—	—
July 1 through 31	50,000	$45.48	50,000	$97,726,000
August 1 through 31	76,583	$44.14	126,583	$94,345,889

Total	126,583

(1) All share repurchases between June 1, 2007 and August 31, 2007 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on July 5, 2007, which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009.

Item 6. Selected Financial Data

(In thousands, except per share data)

Year ended and at August 31,	2007	2006	2005	2004	2003
	(4) (5) (6)	(4) (5)	(4)	(4)
Operating Results: (1)
Revenues	$615,586	$412,308	$312,504	$245,410	$165,471
Cost of services (exclusive of depreciation and amortization included below)	417,721	281,161	205,253	156,462	106,130
Selling, general and administrative expenses	67,352	44,417	28,418	23,686	16,511
Depreciation and amortization	37,044	24,517	22,408	18,450	10,950
Operating income	$93,469	$62,213	$56,425	$46,812	$31,880
Interest expense	18,185	1,053	1,630	3,509	569

Income before income taxes	$75,284	$61,160	$54,795	$43,303	$31,311
Income tax expense	30,163	24,009	21,711	17,245	12,837
Net income	$45,121	$37,151	$33,084	$26,058	$18,474

Basic income per share: (2)	$1.29	$1.08	$1.00	$0.81	$0.60

Diluted income per share: (2)	$1.22	$1.02	$0.93	$0.75	$0.56

Weighted average common shares and
equivalents: (2)
Basic	35,049	34,348	33,241	32,264	31,048
Diluted	37,002	36,379	35,691	34,632	33,010

Balance Sheet Data: (1)
Cash and cash equivalents	$47,655	$154,792	$63,467	$45,147	$35,956
Working capital	10,792	124,469	70,644	55,462	47,047
Total assets	828,845	382,386	270,954	253,449	140,013
Long-term debt	297,059	236	416	36,562	109
Other long-term liabilities	14,388	10,853	9,055	7,694	4,662
Stockholders’ equity	362,750	274,873	206,930	155,435	112,431

Other Operating Data:
Billed lives (3)	27,446	2,426	1,883	1,335	852
Annualized revenue in backlog	$39,900	$6,625	$32,578	$15,200	$12,200

(1)	Certain items in prior periods have been reclassified to conform to current classifications.
(2)	Restated to reflect the effect of the December 2003 two-for-one stock split.
(3)	Restated to include the Company's hospital-based diabetes patients.
(4)	Includes operating results, balance sheet data, and other operating data of StatusOne Health Systems, LLC since the date of the acquisition, which was September 5, 2003.

(5)

Includes $21.0 million in fiscal 2007 and $15.3 million in fiscal 2006 of costs related to equity-based awards expensed under Statement of Financial Accounting Standards ("SFAS") No. 123(R) and cash-based awards issued in lieu of equity-based awards that were historically granted to certain levels of management. These cash-based awards are a result of changes in the design of the Company's long-term incentive compensation program in preparation for adopting SFAS No. 123(R) on September 1, 2005.

(6)	Includes operating results, balance sheet data, and other operating data of Axia Health Management, Inc. (“Axia”) since the date of the acquisition, which was December 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce overall healthcare costs.

Designed to provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age, or payor, Healthways’ evidence-based services are made available to consumers by phone, mail, internet, and face-to-face interactions. To expand our Health Support offerings, on December 1, 2006 we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs, for approximately $467.0 million in cash.

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

•	incorporating current evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions; and
•	coordinating members’ care with local healthcare providers.

Our programs focus on prevention, education, physical fitness, health coaching, behavior change and evidence-based medicine to drive adherence to proven standards of care, medications and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will optimize the health status of member populations and reduce both the short-term and long-term healthcare costs for members.

Health and Care Support services enable health plans and employers to reach and engage everyone in their covered populations through interventions that are both sensitive to and specific to each individual’s health risks and needs. Health Support products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as becoming more physically active through the Healthways SilverSneakers® Fitness Program, staying fit using on-line tools and a vast network of fitness centers, and quitting smoking through an on-line smoking cessation community, QuitNet®. The Care Support product line includes programs for people with chronic diseases or conditions, including diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management through our StatusOne® product for members at risk for hospitalization due to complex conditions. We believe that creating real and sustainable behavior change generates measurable long-term cost savings.

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

We continue to see increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in available and billed lives or annualized revenue in backlog, as appropriate.

Highlights of Fiscal 2007 Performance

•	On December 1, 2006 we acquired Axia, a national provider of preventive health and wellness programs, to expand our Health Support offerings.
•	Revenues increased 49.3% over fiscal 2006.
•	Net income increased 21.5% over fiscal 2006.
•	Available lives and billed lives increased to 188.5 million and 27.4 million, respectively, at August 31, 2007 compared to 76.9 million and 2.4 million, respectively, at August 31, 2006.

Recent Developments

In August 2007, we signed our first international contract with a statutory health insurance company in Germany to provide Health and Care Support solutions for a portion of its members with chronic diseases.

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

•

the effect of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support (“MHS”) programs;

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

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the potential adverse effects of additional regulatory requirements imposed by foreign governments and other regulatory bodies;
•	our ability to effectively manage any growth that we might experience;
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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during fiscal 2007 were performance-based and were subject to final reconciliation as of August 31, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Substantially all of the fees under the MHS pilots in which we are participating are performance-based.  The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of 5.0% at the end of the pilots.  Under the amendment to our agreement for our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population, which we began serving on August 1, 2006, will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ financial reconciliation contractor.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of August 31, 2007, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $43.0 million. Of this amount, $8.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $34.5 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During fiscal 2007, we recognized a net decrease in revenue of $2.2 million that related to services provided prior to fiscal 2007.

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

We amortize other identifiable intangible assets, such as acquired technologies and customer contracts, on the straight-line method over their estimated useful lives, except for certain trade names, which have an indefinite life and are not subject to amortization. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Share-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payment,” we measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. We contract with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Business Strategy

Our primary strategy is to optimize the health of entire populations as well as the quality and affordability of healthcare through our Health and Care Support programs and services both domestically and internationally, thereby creating value for health plans, governments, employers, and hospitals. We plan to continue using our scalable state-of-the-art care enhancement centers, medical information content, web services, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding services to our product mix that extend our reach and provide support to entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level of services that they deem appropriate for their organization. Customers may select from a single prevention program or chronic disease to a total-population approach, in which all members of the customer’s population receive the benefit of our programs.

We deliver programs that engage consumers in their health. We believe that we can achieve health improvements and generate significant cost savings by addressing consumer and customer needs for effective programs that support the individual across his or her lifetime.

We anticipate that we will incur significant costs during fiscal 2008 to enhance and expand our Health and Care Support capabilities, pursue opportunities in international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current capacity as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Results of Operations

The following table shows the components of the statements of operations for the fiscal years ended August 31, 2007, 2006 and 2005 expressed as a percentage of revenues.

	Year ended August 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	67.9%	68.2%	65.7%
Selling, general and administrative expenses	10.9%	10.8%	9.1%
Depreciation and amortization	6.0%	5.9%	7.2%
Operating income (1)	15.2%	15.1%	18.1%

Interest expense	3.0%	0.3%	0.5%

Income before income taxes (1)	12.2%	14.8%	17.5%
Income tax expense	4.9%	5.8%	6.9%

Net income (1)	7.3%	9.0%	10.6%

(1) Figures may not add due to rounding.

Revenues

Revenues for fiscal 2007 and fiscal 2006 increased 49.3% and 31.9%, respectively, over the prior fiscal years. Fiscal 2007 revenues increased over fiscal 2006 revenues primarily due to the following:

•	revenues of $136.5 million attributable to the acquisition of Axia on December 1, 2006;
•	an increase in the number of self-insured employer billed lives for Care Support programs on behalf of our health plan customers from 954,000 at August 31, 2006 to 1,633,000 at August 31, 2007;
•	the addition of new Care Support programs or expansion of existing programs into additional populations with eight existing customers since the beginning of fiscal 2006; and
•	the commencement of ten new Care Support contracts since the beginning of fiscal 2006.

These increases were slightly offset by decreases in fiscal 2007 revenues compared to fiscal 2006 due to the following:

•	contract terminations with certain customers, the largest of which we began providing services to again on October 1, 2007; and
•

decreased revenues associated with the MHS pilots. Due primarily to an increasing cumulative net savings target over the term of the pilots, during fiscal 2007 cumulative savings fell below the cumulative net savings target, resulting in a reversal of $4.4 million in performance-based revenues.

Fiscal 2006 revenues increased over fiscal 2005 revenues primarily due to the following:

•	the addition of new Care Support programs or expansion of existing programs into additional populations with nine existing customers since the beginning of fiscal 2005;
•	an increase in the number of self-insured employer billed lives for Care Support programs on behalf of our health plan customers from 641,000 at August 31, 2005 to 954,000 at August 31, 2006;
•	the commencement of nine new contracts since the beginning of fiscal 2005;
•	increased membership in customers’ existing programs; and
•	increased revenues from the MHS pilots of $11.0 million during fiscal 2006 compared to fiscal 2005.

We anticipate that fiscal 2008 revenues will increase over fiscal 2007 revenues primarily due to the expansion of existing contracts, increasing demand for our Health and Care Support services from self-insured employers, anticipated new contracts, a full year of revenues associated with Axia, and contracts signed during fiscal 2007 which have not yet started.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 67.9% for fiscal 2007 compared to 68.2% for fiscal 2006. The decrease is primarily due to the following:

•	a decrease in the level of employee bonus provision due to the Company not meeting its internal incentive targets; and
•	a decrease in professional consulting fees related to information technology initiatives.

These decreases were partially offset by increases in cost of services as a percentage of revenues for fiscal 2007 compared to fiscal 2006 related to the following:

•

increased costs related to the MHS pilots, primarily due to 1) additional costs related to the timing of the pilot in Georgia in collaboration with CIGNA, which we began serving during the first quarter of fiscal 2006; 2) enhanced interventions to focus on the special needs of this population; and 3) additional costs related to the refresh population, which we began serving on August 1, 2006;

•	the acquisition of Axia, which has somewhat higher cost of services as a percentage of revenues due to the nature of Health Support services, as well as the related integration costs; and
•	an increase in salary and benefit expense, primarily related to organizational design changes in our field support and operations structure.

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 68.2% for fiscal 2006 compared to 65.7% for fiscal 2005. This increase is primarily related to the following:

•

revenues and costs related to the two MHS pilots, which began in August and September of 2005, respectively. A significant portion of the performance-based fees under these three-year pilots has not yet been recognized as revenue as we have not achieved the cumulative net savings targets. During fiscal 2006, we recorded revenues of $11.2 million and costs of $21.3 million attributable to the MHS pilots compared to $0.2 million of revenues and $4.8 million of costs during fiscal 2005; and

•

long-term incentive compensation costs of $7.5 million incurred during fiscal 2006, including share-based compensation expensed under SFAS No. 123(R) and cash-based awards issued in lieu of share-based awards that were historically granted to certain levels of management, compared to no share-based compensation costs during fiscal 2005.

Excluding the revenues and costs associated with the MHS pilots and the long-term incentive compensation costs noted above, cost of services as a percentage of revenues decreased to 62.9% from 64.2% for fiscal 2006 and 2005, respectively, primarily due to increased capacity utilization, economies of scale, and productivity enhancements during fiscal 2006 compared to fiscal 2005.

We anticipate that fiscal 2008 cost of services will increase over fiscal 2007 primarily as a result of expenses associated with opening additional care enhancement centers and increases in operating staff required for expected increases in demand for our services, increases in indirect staff costs associated with the continuing development and implementation of our Health and Care Support services, increases in information technology and other support staff and costs, an increase in the level of the employee bonus provision, and a full year of cost of services attributable to Axia, including related operational integration expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 10.9% for fiscal 2007 compared to 10.8% for fiscal 2006, primarily due to the following:

•	an increase in salaries and benefits related to changes in our infrastructure to support anticipated future growth;
•	an increase in professional consulting fees related to certain strategic initiatives; and
•	integration costs related to the acquisition of Axia.

These increases were somewhat offset by a decrease in selling, general and administrative expenses as a percentage of revenues for fiscal 2007 compared to fiscal 2006 related to the following:

•	a decrease in the level of employee bonus provision due to the Company not meeting its internal incentive targets; and
•	the acquisition of Axia, which had somewhat lower selling, general and administrative expenses as a percentage of revenues due to the nature of Health Support services.

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

We anticipate that selling, general and administrative expenses for fiscal 2008 will increase over fiscal 2007 primarily due to anticipated investments in international initiatives, increases in selling and general administrative costs in support of our existing and anticipated new and expanded contracts, an increase in the level of the employee bonus provision, costs related to relocating our corporate headquarters, a full year of selling, general and administrative costs attributable to Axia, and costs related to the integration of Axia.

Depreciation and Amortization

Depreciation and amortization expense for fiscal 2007 increased 51.1% compared to fiscal 2006, primarily due to the following:

•	depreciation and amortization expense associated with the depreciable assets and preliminary identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006; and
•

increased depreciation expense associated with capital expenditures to enhance our information technology capabilities, to relocate our Phoenix care enhancement center, and expand our calling capacity at existing care enhancement centers.

Depreciation and amortization expense for fiscal 2006 increased 9.4% compared to fiscal 2005, primarily due to increased depreciation expense associated with capital expenditures to enhance our information technology capabilities and expand our corporate office and calling capacity at existing care enhancement centers.

We anticipate that depreciation and amortization expense for fiscal 2008 will increase over fiscal 2007 primarily as a result of 1) a full year of depreciation and amortization expense associated with depreciable assets and identifiable intangible assets recorded in connection with acquisitions during fiscal 2007, and 2) additional capital expenditures associated with expected increases in demand for our services and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for fiscal 2007 increased $17.1 million compared to fiscal 2006, primarily due to borrowings under the Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”) related to the acquisition of Axia on December 1, 2006.

Interest expense for fiscal 2006 decreased 35.4% compared to fiscal 2005 primarily because we had no bank debt outstanding during fiscal 2006.

We anticipate that interest expense for fiscal 2008 will increase over fiscal 2007 primarily as a result of a full year of interest expense related to borrowings under the Third Amended Credit Agreement related to the Axia acquisition.

Income Tax Expense

Our effective tax rate increased to 40.1% for fiscal 2007 compared to 39.3% for fiscal 2006, primarily due to the lack of tax benefit on certain expenses incurred in international initiatives, somewhat offset by a reduction in our average state income tax rate, which is impacted by our geographic mix of earnings. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, and certain non-deductible expenses for income tax purposes.

Our effective tax rate decreased to 39.3% for fiscal 2006 compared to 39.6% for fiscal 2005, primarily as a result of a reduction in our average state income tax rate, which is impacted by changes in our geographic mix of earnings, and other factors. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes and certain non-deductible expenses for income tax purposes.

We anticipate that our effective tax rate for fiscal 2008 will not change significantly from fiscal 2007; however, we continue to evaluate the impact of the Axia acquisition on our geographic mix of earnings and overall state tax rate.

Liquidity and Capital Resources

Cash and cash equivalents decreased $107.1 million during fiscal 2007 to $47.7 million at August 31, 2007 from $154.8 million at August 31, 2006. The decrease was primarily due to the acquisition of Axia, which was funded through the use of approximately $117.0 million in available cash and $350.0 million in borrowings.

Operating activities for fiscal 2007 generated cash of $107.3 million compared to $99.8 million for fiscal 2006. The increase in operating cash flow resulted primarily from the following:

•	an increase in net income;
•	improved cash collections on accounts receivable; and
•	an increase in cash collections recorded to contract billings in excess of earned revenue, primarily related to the MHS pilots.

These increases were somewhat offset by decreases in operating cash flow primarily related to the following:

•	an increase in income tax payments, primarily due to increased payments of taxes that were accrued at the end of the previous fiscal year as well as overpayments on current period taxes;
•	increased payments of employee bonuses that were accrued at the end of the previous fiscal year; and
•	a decrease in days payables outstanding (excluding non-trade expenses such as salaries and benefits and integration) from 39 days at August 31, 2006 to 26 days at August 31, 2007.

Investing activities during fiscal 2007 used $531.6 million in cash and consisted primarily of payments related to the acquisition of Axia on December 1, 2006, purchases of property and equipment, and other investments and acquisitions.

Financing activities during fiscal 2007 provided $317.2 million in cash primarily from the proceeds of borrowings under the Third Amended Credit Agreement of $350.0 million, offset by payments of $51.2 million on these borrowings.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of August 31, 2007, availability under our revolving credit facility totaled $298.9 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2007, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

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

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Third Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional care enhancement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

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

In July 2007, our Board of Directors authorized a share repurchase program which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of August 31, 2007:

	Payments Due By Year Ended August 31,
(In $000s)		2009 -	2011 -	2013 and
	2008	2010	2012	After	Total
Capital lease obligations	$229	$60	$—	$—	$289
Deferred compensation plan payments	1,861	1,915	577	5,107	9,460
Long-term debt (1)	23,489	40,723	141,121	205,685	411,018
Operating lease obligations (2)	12,766	24,345	20,700	66,693	124,504
Purchase obligations	1,357	—	—	—	1,357
Other contractual cash obligations (3)	2,400	3,175	—	—	5,575
Total contractual cash obligations	$42,102	$70,218	$162,398	$277,485	$552,203

(1) Includes scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Third Amended Credit Agreement.

(2) In May 2006, we entered into an office lease agreement for our new corporate headquarters containing approximately 255,000 square feet of rentable area. The term of the lease is 15 years and will commence on the date that the premises are ready for occupancy, which is expected to be by March 1, 2008.

(3) Other commitments represent cash payments in connection with our strategic alliance agreements and exclude certain variable costs related to one strategic alliance that are based on the number of future eligible members.

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 on September 1, 2007 is not expected to have a material effect on our financial position or results of operations.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet completed our analysis of the impact that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.9 million for fiscal 2007.

As of August 31, 2007, as a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for fiscal 2007. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	August 31,	August 31,
	2007	2006
Current assets:
Cash and cash equivalents	$47,655	$154,792
Accounts receivable, net	80,201	52,978
Prepaid expenses	10,370	7,288
Other current assets	4,319	2,109
Income taxes receivable	1,741	—
Deferred tax asset	7,145	3,726
Total current assets	151,431	220,893

Property and equipment:
Leasehold improvements	19,268	15,693
Computer equipment and related software	87,843	70,524
Furniture and office equipment	20,435	18,533
Capital projects in process	12,336	5,325
	139,882	110,075
Less accumulated depreciation	(81,160)	(63,525)
	58,722	46,550

Long-term deferred tax asset	—	2,557

Other assets	15,609	4,052

Customer contracts, net	41,777	3,660
Other intangible assets, net	77,722	8,539
Goodwill, net	483,584	96,135

Total assets	$828,845	$382,386

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 31,	August 31,
	2007	2006
Current liabilities:
Accounts payable	$13,630	$9,221
Accrued salaries and benefits	18,960	36,007
Accrued liabilities	22,146	5,429
Deferred revenue	7,918	319
Contract billings in excess of earned revenue	72,829	35,013
Income taxes payable	—	7,906
Current portion of long-term debt	2,213	180
Current portion of long-term liabilities	2,943	2,349
Total current liabilities	140,639	96,424

Long-term debt	297,059	236
Long-term deferred tax liability	14,009	—
Other long-term liabilities	14,388	10,853

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized,
35,606,482 and 34,597,748 shares outstanding	35	35
Additional paid-in capital	188,126	140,200
Retained earnings	174,641	134,622
Accumulated other comprehensive income (loss)	(52)	16
Total stockholders’ equity	362,750	274,873

Total liabilities and stockholders’ equity	$828,845	$382,386

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

Year ended August 31,	2007	2006	2005

Revenues	$615,586	$412,308	$312,504
Cost of services (exclusive of depreciation and amortization of $27,677, $19,948, and $18,590, respectively, included below)	417,721	281,161	205,253
Selling, general and administrative expenses	67,352	44,417	28,418
Depreciation and amortization	37,044	24,517	22,408

Operating income	93,469	62,213	56,425
Interest expense	18,185	1,053	1,630

Income before income taxes	75,284	61,160	54,795
Income tax expense	30,163	24,009	21,711

Net income	$45,121	$37,151	$33,084

Earnings per share:
Basic	$1.29	$1.08	$1.00

Diluted	$1.22	$1.02	$0.93

Weighted average common shares and equivalents
Basic	35,049	34,348	33,241
Diluted	37,002	36,379	35,691

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total
Balance, August 31, 2004	$—	$33	$90,980	$64,387	$35	$155,435
Comprehensive income:
Net income	—	—	—	33,084	—	33,084
Termination of interest rate swap	—	—	—	—	(35)	(35)
Total comprehensive income						33,049
Exercise of stock options and other	—	1	5,229	—	—	5,230
Tax benefit of option exercises	—	—	11,672	—	—	11,672
Issuance of stock in conjunction with Health IQ acquisition	—	—	1,544	—	—	1,544
Balance, August 31, 2005	$—	$34	$109,425	$97,471	$—	$206,930
Comprehensive income:
Net income	—	—	—	37,151	—	37,151
Foreign currency translation adjustment	—	—	—	—	16	16
Total comprehensive income						37,167
Exercise of stock options and other	—	1	5,326	—	—	5,327
Tax benefit of option exercises	—	—	11,467	—	—	11,467
Share-based employee compensation expense	—	—	13,982	—	—	13,982
Balance, August 31, 2006	$—	$35	$140,200	$134,622	$16	$274,873
Comprehensive income:
Net income	—	—	—	45,121	—	45,121
Net change in fair value of interest rate
swap, net of income tax benefit of $133	—	—	—	—	(205)	(205)
Foreign currency translation adjustment	—	—	—	—	137	137
Total comprehensive income						45,053
Sale of unregistered common stock	—	—	5,000	—	—	5,000
Repurchases of common stock	—	—	(552)	(5,102)	—	(5,654)
Exercise of stock options and other	—	—	11,221	—	—	11,221
Tax benefit of option exercises	—	—	13,421	—	—	13,421
Share-based employee compensation expense	—	—	18,836	—	—	18,836

Balance, August 31, 2007	$—	$35	$188,126	$174,641	$(52)	$362,750

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended August 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$45,121	$37,151	$33,084
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	37,044	24,517	22,408
Amortization of deferred loan costs	991	476	488
Share-based employee compensation expense	18,836	13,982	494
Excess tax benefits from share-based payment arrangements	(12,152)	(10,936)	11,672
Increase in accounts receivable, net	(2,749)	(12,281)	(6,485)
(Increase) decrease in other current assets	(3,299)	(3,716)	1,098
(Decrease) increase in accounts payable	(1,143)	5,599	(3,562)
(Decrease) increase in accrued salaries and benefits	(21,362)	9,162	18,880
Increase in other current liabilities	52,227	46,434	820
Deferred income taxes	(10,866)	(11,217)	(5,456)
Other	5,092	3,621	2,003
Decrease (increase) in other assets	834	(1,539)	633
Payments on other long-term liabilities	(1,247)	(1,445)	(872)
Net cash flows provided by operating activities	107,327	99,808	75,205

Cash flows from investing activities:
Acquisition of property and equipment	(29,507)	(27,356)	(16,161)
Purchase of investment	(9,045)	—	(2,000)
Proceeds on sale of investments	—	—	9,040
Acquisitions, net of cash acquired	(493,071)	(115)	(1,120)
Other, net	(13)	—	—
Net cash flows used in investing activities	(531,636)	(27,471)	(10,241)

Cash flows from financing activities:
Decrease (increase) in restricted cash	—	3,811	(2,287)
Proceeds from issuance of long-term debt	350,000	—	48,000
Deferred loan costs	(4,357)	(924)	(730)
Proceeds from sale of unregistered common stock	5,000	—	—
Repurchases of common stock	(5,654)	—	—
Excess tax benefits from share-based payment arrangements	12,152	10,936	—
Exercise of stock options	11,221	5,328	4,599
Payments of long-term debt	(51,190)	(163)	(96,226)
Net cash flows provided by (used in) financing activities	317,172	18,988	(46,644)

Net (decrease) increase in cash and cash equivalents	(107,137)	91,325	18,320

Cash and cash equivalents, beginning of period	154,792	63,467	45,147

Cash and cash equivalents, end of period	$47,655	$154,792	$63,467

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,042	$548	$1,099

Cash paid during the year for income taxes	$38,580	$16,415	$18,198

Noncash Activities:
Issuance of unregistered common stock associated with Health IQ acquisition	$—	$—	$1,544

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies

Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive Health and Care Support solutions to help people maintain or improve their health and, as a result, reduce overall healthcare costs.

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

c. Restricted Cash - Restricted cash at August 31, 2005 represented funds held in escrow in connection with a contractual requirement with a customer. In accordance with the terms of the contract, in January 2006 the entire $3.8 million was released from escrow and reclassified to cash and cash equivalents as our first-year results were validated with the customer.

d. Accounts Receivable, net - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments and allowances for doubtful accounts. Unbilled receivables primarily represent fees for service based on the estimated utilization of fitness facilities and are generally billed in the following month. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we may provide reserves, when appropriate, for doubtful accounts and for billing adjustments at contract reconciliation.

e. Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three years for computer software and hardware and five to seven years for furniture and other office equipment. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from one to twelve years. Depreciation expense for the years ended August 31, 2007, 2006, and 2005 was $25.6 million, $20.6 million, and $18.5 million, respectively, including amortization of assets recorded under capital leases.

f. Other Assets - Other assets consist primarily of long-term investments and deferred loan costs net of accumulated amortization. We account for these long-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and have classified them as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income.

g. Intangible Assets - Intangible assets subject to amortization primarily include acquired technology, customer contracts, patents, distributor and provider networks, and other intangible assets which we amortize on a straight-line basis over estimated useful lives ranging from one to 14 years. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization at August 31, 2007 and 2006 consist of trade names of $33.4 million and $4.3 million, respectively. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 5 for further information on intangible assets.

h. Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire. Accumulated amortization of goodwill at August 31, 2007 and 2006 was $5.1 million.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill at least annually for impairment. We completed our annual impairment test as of June 30, 2007 as required by SFAS No. 142 and concluded that no impairment of goodwill exists.

i. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either 1)data from the customer is insufficient or incomplete to measure performance; or 2)interim performance measures indicate that we are not meeting performance targets.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during fiscal 2007 were performance-based and were subject to final reconciliation as of August 31, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

We recognize revenue as follows: 1) we recognizethe fixed portion of PMPM fees and fees for service as revenue during the period we perform our services; 2) we recognizethe performance-based portion of the monthly feesbased on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date;

and 3) we recognizeadditional incentive bonuses based on the most recent assessment of our performance, to the extent we consider such amounts collectible.

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

Substantially all of the fees under the Medicare Health Support (“MHS”) pilots in which we are participating are performance-based.  The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from the Centers for Medicare & Medicaid Services (“CMS”) ) of 5.0%.  The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of 5.0%  at the end of the pilots.  Under the amendment to our agreement for our stand-alone MHS pilot in Maryland and the District of Columbia, the refresh population will be a separate cohort served for two years, by the end of which the program is expected to achieve a 2.5% cumulative net savings when compared to a new control cohort. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ financial reconciliation contractor.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of August 31, 2007, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $43.0 million. Of this amount, $8.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $34.5 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During fiscal 2007, we recognized a net decrease in revenue of $2.2 million that related to services provided prior to fiscal 2007.

l. Earnings Per Share – We report earnings per share under SFAS No. 128 “Earnings per Share.” We calculate basic earnings per share using weighted average common shares outstanding during the period. We calculate diluted earnings per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period.

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

See Note 12 for further information on share-based compensation.

n. Derivative Instruments and Hedging Activities – In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognize derivative instruments at their fair values as either assets or liabilities in the consolidated balance sheet. Changes in the fair value of derivatives are recognized in other comprehensive income (for the effective portion of the gain or loss) or earnings (for the ineffective portion of the gain or loss). The effective portion, which is initially recorded to other comprehensive income, is reclassified into earnings when the forecasted transaction affects earnings. We entered into an interest rate swap agreement on December 21, 2006 which is subject to SFAS No. 133. See Note 7 for further information.

o. Management Estimates – In preparing our consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and 2)the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006 the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  It is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 on September 1, 2007 is not expected to have a material effect on our financial position or results of operations.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet completed our analysis of the impact that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

3.	Business Acquisitions

On December 1, 2006, we acquired Axia Health Management, Inc. (“Axia”), a national provider of preventive health and wellness programs. The addition of Axia furthers our continuing strategy to provide a full spectrum of integrated, personalized, and evidence-based interventions to maintain or improve health and productivity.

We paid an aggregate of $467.0 million for Axia, including transaction-related costs of $5.2 million, which was funded through the use of approximately $117.0 million in available cash and $350.0 million in borrowings under a $600.0 million credit facility, as discussed in Note 8 below. At the closing, we deposited $35.0 million of the purchase price to be held in escrow until approximately December 31, 2007 to satisfy any potential indemnification claims. We also deposited an additional $9.0 million of the purchase price, which was held in escrow to satisfy a portion of certain pre-existing potential earnout obligations (the “Earnout Obligations”). As of August 31, 2007, the Earnout Obligations were completely satisfied.

At the close of the acquisition, L. Ben Lytle, who served as the chief executive officer of Axia prior to the acquisition, purchased 123,305 shares of Healthways common stock for $5.0 million under the terms of a Subscription Agreement dated October 11, 2006.

The total purchase price was allocated to Axia’s net tangible and identifiable intangible assets based on their estimated fair values. The estimated fair values of certain assets and liabilities were determined with the assistance of independent third-party valuation firms. The total purchase price was allocated as follows (excluding debt and cash acquired) and is subject to adjustments, primarily related to certain working capital adjustments:

(In $000s)
Current assets	$28,512
Property and equipment	4,596
Other assets	(34)
Identifiable intangible assets	95,826
Goodwill	384,753
Current liabilities	(20,556)
Long-term liabilities	(26,102)
Total preliminary purchase price	$466,995

The identifiable intangible assets acquired consist of the following:

		Weighted
	Fair	Average Useful
(In $000s)	Value	Life (Years)
Intangible assets subject to amortization:
Acquired technology	$12,469	5
Customer contracts	44,013	8
Distributor and provider networks	8,709	8
Other	1,586	7
	$66,777	7
Intangible assets not subject to amortization:
Trade name	29,049	n/a

Total identifiable intangible assets acquired	$95,826

The results of operations of Axia were consolidated with those of the Company beginning on December 1, 2006. The unaudited pro forma combined results of operations as if the transaction had occurred on September 1, 2005 are as follows:

	Year Ended	Year Ended
(In $000s except per share amounts)	August 31, 2007	August 31, 2006
Revenues	$654,503	$532,254
Net income	42,970	30,000
Earnings per share:
Basic	1.23	0.87
Diluted	1.16	0.82

The unaudited pro forma combined results of operations shown above include certain pro forma adjustments described in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 7, 2007.

4.	Goodwill

The change in carrying amount of goodwill during the years ended August 31, 2007 and 2006 is shown below:

(In $000s)
Balance, August 31, 2005	$96,020
Health IQ purchase price adjustment	115
Balance, August 31, 2006	$96,135
Purchase of Axia	384,753
Health IQ purchase price adjustment	792
Other business acquisitions	1,904
Balance, August 31, 2007	$483,584

The Health IQ purchase price adjustments relate to an earn-out agreement under which we are obligated to pay the former stockholders of Health IQ Diagnostics, LLC (“Health IQ”) additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-

year period ending August 31, 2008. The goodwill from the purchase of Axia is not expected to be deductible for tax purposes.

5.	Intangible Assets

Intangible assets subject to amortization at August 31, 2007 consist of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Acquired technology	$22,631	$10,252	$12,379
Customer contracts	53,150	11,373	41,777
Patents	22,595	183	22,412
Distributor and provider networks	8,709	916	7,793
Other	2,137	392	1,745
Total	$109,222	$23,116	$86,106

Intangible assets subject to amortization at August 31, 2006 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Acquired technology	$10,163	$6,098	$4,065
Customer contracts	9,179	5,519	3,660
Other	200	70	130
Total	$19,542	$11,687	$7,855

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from one to 14 years. Total amortization expense for the years ended August 31, 2007 and 2006 was $11.5 million and $3.9 million, respectively. Estimated amortization expense is $16.0 million for fiscal 2008, $12.1 million for fiscal 2009, $11.0 million for fiscal 2010, $10.6 million for fiscal 2011, $8.9 million for fiscal 2012, and $27.4 million thereafter.

Intangible assets not subject to amortization at August 31, 2007 and 2006 consist of trade names of $33.4 million and $4.3 million, respectively.

6.	Income Taxes

Income tax expense is comprised of the following:

(In $000s)
Year ended August 31,	2007	2006	2005

Current taxes
Federal	$34,187	$29,247	$22,750
State	6,465	5,977	4,416
Deferred taxes
Federal	(8,618)	(9,312)	(4,941)
State	(1,871)	(1,903)	(514)
Total	$30,163	$24,009	$21,711

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows the significant components of our net deferred tax asset (liability) for the fiscal years ended August 31, 2007 and 2006:

(In $000s)
At August 31,	2007	2006

Deferred tax asset:
Accruals and reserves	$4,603	$2,681
Spin-off stock option adjustment	—	13
Deferred compensation	7,747	5,111
Share-based payments	12,118	5,523
Net operating loss carryforwards	9,001	—
Other assets and liabilities	133	—
Capital loss carryforward	—	97
	33,602	13,425
Valuation allowance	(841)	(97)
	32,761	13,328
Deferred tax liability:
Property and equipment	3,199	2,312
Intangible assets	36,362	4,733
Other assets and liabilities	64	—
	39,625	7,045
Net deferred tax asset (liability)	$(6,864)	$6,283

Net current deferred tax asset	$7,145	$3,726
Net long-term deferred tax asset (liability)	(14,009)	2,557
	$(6,864)	$6,283

The valuation allowance increased by $0.7 million from August 31, 2006 to August 31, 2007 due primarily to the establishment of a valuation allowance against deferred tax assets in non-U.S. jurisdictions with a recent history of losses. Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at August 31, 2007.

For fiscal 2007 and 2006, the tax benefit of stock option compensation, excluding the tax benefit either relieving the deferred tax asset described as “Spin-off stock option adjustment” or related to the deferred tax asset for share-based payments subject to SFAS No. 123(R), is recorded as additional paid-in capital. For fiscal 2007 a tax benefit of $133,000 related to our interest rate swap agreement (see Note 7) has been recorded to stockholders’ equity as a component of other comprehensive income (loss).

At August 31, 2007 we had foreign net operating loss carryforwards, before valuation allowances, of approximately $2.7 million with an indefinite carryforward period and approximately $23.3 million of federal loss carryforwards related to the acquisition of Axia. The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 and also have expiration dates ranging from 2011 until 2020.

The difference between income tax expense computed using the statutory federal income tax rate and reported income tax expense is as follows:

(In $000s)
Year ended August 31,	2007	2006	2005

Statutory federal income tax	$26,349	$21,406	$19,178
State income taxes, less federal income tax benefit	3,133	2,495	2,249
Other	681	108	284
Income tax expense	$30,163	$24,009	$21,711

7.	Derivative Instruments and Hedging Activities

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

On December 21, 2006, we entered into an amortizing fixed interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal. The swap is accounted for in accordance with SFAS No. 133 and was designated at its inception as a qualifying cash flow hedge; thus, it is recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income. The fair value of the swap at August 31, 2007 of ($0.3) million has been reported in other long-term liabilities with an offset, net of tax, included in “accumulated other comprehensive loss” in the consolidated balance sheet.

8.	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of August 31, 2007, availability under our revolving credit facility totaled $298.9 million.

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

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013. The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Third Amended Credit Agreement for each of the next five fiscal years and thereafter:

(In $000s)
Year ending August 31,
2008	$2,000
2009	2,000
2010	2,000
2011	2,000
2012	102,000
2013 and thereafter	189,000
Total	$299,000

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

9.	Fair Value of Financial Instruments

In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we used the following methods to estimate the fair value of each class of financial instruments:

a. Cash and cash equivalents – The carrying amounts at August 31, 2007 and 2006 approximate fair value because of the short maturity of those instruments (less than three months).

b. Long-term investments – Long-term investments consist primarily of available-for-sale securities whose carrying amount at August 31, 2007 approximates fair value.

c. Foreign currency contracts – The fair value of foreign currency contracts is estimated by obtaining quotes from brokers. The carrying amount at August 31, 2007 approximates fair value.

d. Interest rate swap – The fair value of our interest rate swap agreement is the amount at which it could be settled, based on estimates obtained from the counterparty. The carrying amount at August 31, 2007 approximates fair value.

e. Long-term debt – The estimated fair value of outstanding borrowings under the Third Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The fair value and carrying amounts of outstanding borrowings under the Third Amended Credit Agreement at August 31, 2007 are $293.3 million and $299.0 million, respectively. As of August 31, 2006, there was not a material difference between the carrying amount and the fair value of our debt.

10.	Other Long-Term Liabilities

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

As of August 31, 2007 and 2006, other long-term liabilities included vested amounts under the plan of $7.6 million and $6.7 million, respectively, net of the current portions of $1.9 million and $1.4 million, respectively. For the next five fiscal years, we must make estimated plan payments of $1.9 million, $1.2 million, $0.7 million, $0.5 million, and $0.1 million, respectively.

11.	Leases

We maintain operating lease agreements principally for our corporate office space, our call centers, and our operations support and training offices. Our corporate office leases cover approximately 180,000 square feet and expire from December 2007 to March 2011. We also lease office space for our 13 call center locations for an aggregate of approximately 331,000 square feet of space with lease terms expiring on various dates from 2009 to 2013. Our operations support and training offices contain approximately 94,000 square feet in aggregate and have lease terms expiring from 2008 to 2015.

In May 2006, we entered into an office lease agreement for our new corporate headquarters to be located near Nashville, Tennessee containing approximately 255,000 square feet of rentable area. The term of the lease is 15 years and will commence on the date that the premises are ready for occupancy, which is expected to be by March 1, 2008. The lease also provides for two renewal options of five years each at then prevailing market rates. The base rent for the initial 15-year term will be based on the actual construction costs of the building and is expected to range from $4.2 million to $6.3 million per year over the term of the lease. The Landlord will provide a tenant improvement allowance equal to $39.20 per square foot. We record leasehold improvement incentives as deferred rent and amortize them as reductions to rent expense over the lease term. We recognize rent expense on a straight-line basis over the lease term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices. Certain operating leases contain renewal options to extend the lease for additional periods. For the years ended August 31, 2007, 2006 and 2005, rent expense under lease agreements was approximately $10.6 million, $7.7 million, and $6.0 million, respectively. Our capital lease obligations are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five fiscal years:

(In $000s)	Capital	Operating
Year ending August 31,	Leases	Leases
2008	$229	$12,766
2009	60	12,277
2010	—	12,068
2011	—	11,019
2012	—	9,681
2013 and thereafter	—	66,693
Total minimum lease payments	289	$124,504
Less amount representing interest	(17)
Present value of net minimum lease payments	272
Less current portion	(213)
	$59

12.	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. Prior to September 1, 2005, we accounted for these plans under the recognition and measurement provisions of APB No. 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective September 1, 2005, we adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective method, we have not restated prior period results.

For the year ended August 31, 2005, we recorded compensation expense under APB No. 25 of approximately $0.5 million. This expense resulted primarily from the grant, which was subject to stockholder approval, of stock options to two new directors of the Company in June 2003. We obtained such approval at the Annual Meeting of Stockholders in January 2004, at which time we issued the options. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $0.2 million for the year ended August 31, 2005. We generally recognize compensation expense related to fixed award stock options with graded vesting on a straight-line basis over the vesting period.

For the years ended August 31, 2007 and 2006, we recognized share-based compensation costs of $18.8 million and $14.0 million, respectively, which consisted of $8.4 million and $6.6 million in cost of services, respectively, and $10.4 million and $7.4 million in selling, general and administrative expenses, respectively. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $7.4 million and $5.5 million for the years ended August 31, 2007 and 2006, respectively. We did not capitalize any share-based compensation costs during fiscal 2007, 2006, or 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended August 31, 2005:

Year ended
August 31,
(In $000s, except per share data)	2005

Net income, as reported	$33,084
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects	299
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(6,709)
Pro forma net income	$26,674

Earnings per share:
Basic - as reported	$1.00
Basic - pro forma	$0.80

Diluted - as reported	$0.93
Diluted - pro forma	$0.75

As noted above, we have several stockholder-approved stock incentive plans for employees and directors under which we have granted non-qualified stock options, restricted stock, and restricted stock units. We grant options under these plans at market value on the date of grant. The options generally vest over or at the end of four years based on service conditions. Options granted on or after August 24, 2005 expire seven years from the date of grant, while options granted before August 24, 2005 expire ten years from the date of grant. Restricted share awards generally vest at the end of four years. Certain option and restricted share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At August 31, 2007, we have reserved approximately 1.9 million shares for future equity grants under our stock incentive plans.

As of August 31, 2007, there was $32.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

In June 2005, we changed from the Black-Scholes option valuation model (“Black-Scholes model”) to a lattice-based binomial option valuation model (“lattice binomial model”), which we consider preferable to the Black-Scholes model because the lattice binomial model considers characteristics of fair value option pricing, such as an option’s contractual term and the probability of exercise before the end of the contractual term, that are not available under the Black-Scholes model. For the years ended August 31, 2007 and 2006, we contracted with a third party to assist in developing the assumptions, noted in the table below, used in estimating the fair values of stock options. During fiscal 2007 and 2006, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock. The expected term of options granted was derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding. We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

For the year ended August 31, 2005, we estimated the fair value of each option award on the date of grant using the Black-Scholes model. We based expected volatility on historical volatility. We estimated the expected term of stock options using historical exercise and employee termination experience.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended August 31, 2007, 2006, and 2005:

Year ended August 31,	2007	2006	2005

Weighted average grant-date fair value of options	$22.08	$22.61	$20.02

Assumptions:
Expected volatility	48.7%	47.7%	49.8%
Expected dividends	—	—	—
Expected term (in years)	5.5	5.3	5.7
Risk-free rate	5.1%	3.8%	3.8%

A summary of option activity as of August 31, 2007 and changes during the year then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2006	5,836	$18.87
Granted	479	43.67
Exercised	(1,009)	11.06
Forfeited or expired	(61)	33.90
Outstanding at August 31, 2007	5,245	22.46	5.5	$143,716
Exercisable at August 31, 2007	2,985	12.14	5.0	$112,428

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during fiscal 2007, 2006 and 2005 was $35.9 million, $29.0 million, and $29.8 million, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2007 was $11.2 million. The actual tax benefit realized during fiscal 2007 for the tax deductions from option exercises totaled $14.2 million. We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the years ended August 31, 2007, 2006 and 2005 was $43.76, $47.40 and $42.51, respectively.

The following table shows a summary of our nonvested shares as of August 31, 2007 as well as activity during the year then ended. The total fair value of shares vested during fiscal 2007, 2006, and 2005 was $0.5 million, $0.4 million, and $16,000, respectively.

Nonvested Shares	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 1, 2006	160	$43.82
Granted	229	43.62
Vested	(12)	40.10
Forfeited	(13)	44.79
Nonvested at August 31, 2007	364	43.76

13.	Comprehensive Income

Comprehensive income, net of income taxes, was $45.1 million, $37.2 million, and $33.0 million for the years ended August 31, 2007, 2006, and 2005, respectively.

14.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

(In 000s except per share data)	Year Ended August 31,
	2007	2006	2005
Numerator:
Net income - numerator for basic earnings per share	$45,121	$37,151	$33,084
Effect of dilutive securities	—	—	—
Numerator for diluted earnings per share	$45,121	$37,151	$33,084

Denominator:
Shares used for basic earnings per share	35,049	34,348	33,241
Effect of dilutive securities outstanding:
Non-qualified stock options	1,887	2,015	2,449
Restricted stock units	66	16	1
Shares used for diluted earnings per share	37,002	36,379	35,691

Earnings per share:
Basic	$1.29	$1.08	$1.00
Diluted	$1.22	$1.02	$0.93

Dilutive securities outstanding not included in the computation
of earnings per share because their effect is antidilutive:	1,117	749	610

15.	Stockholder Rights Plan

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

With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of our outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of our assets or earning power. The rights will expire on June 15, 2014. The Board of Directors of the Company reviews the plan at least once every three years to determine if the maintenance and continuance of the plan is still in the best interests of the Company and its stockholders.

16.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees. Employees can contribute up to a certain percentage of their base compensation as defined in the Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the Plan totaled $3.8 million, $2.5 million, and $2.3 million for the years ended August 31, 2007, 2006, and 2005, respectively.

17.	Commitments and Contingencies

Pursuant to an earn-out agreement executed in connection with the acquisition of certain assets of Health IQ in June 2005, we are obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ending August 31, 2008.

In connection with the acquisition of Axia, we assumed certain potential Earnout Obligations up to an aggregate amount of $18.0 million. We deposited $9.0 million of the purchase price in escrow to satisfy a portion of these Earnout Obligations. Under the terms of the stock purchase agreement, we are responsible for payment of one-half of the total Earnout Obligations, with the other one-half being paid through the $9.0 million held in escrow. As of August 31, 2007, the Earnout Obligations were completely satisfied.

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

In a related matter, in February 2006, WPMC filed an arbitration claim seeking indemnification from us for certain costs and expenses incurred by it in connection with the case. In the action by WPMC, initial arbitration proceedings were commenced during the third quarter of fiscal 2006. During September 2007, the parties to this matter agreed to place the arbitration on hold for an indefinite period.

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

18.	Segment Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on a management approach to defining operating segments. We have aggregated several operating segments into one reportable segment, Health and Care Support. Our integrated Health and Care Support product line includes programs for various diseases, conditions, and wellness programs. It is impracticable for us to report revenues by program. Further, we report revenues from our external customers on a consolidated basis since Health and Care Support services are the only service that we provide.

We derived approximately 22% of our fiscal 2007 revenues from one customer. No other customer comprised more than 10% of our revenues for the year. In fiscal 2006 and 2005, two customers each comprised more than 10% of revenues for the year, comprising in the aggregate approximately 38% of our fiscal 2006 and fiscal 2005 revenues. Revenues from each of these customers individually totaled approximately 27% and 11%, respectively, of fiscal 2006 revenues, and 26% and 12%, respectively, of fiscal 2005 revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Healthways, Inc. and Subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. and Subsidiaries at August 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Healthways, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Nashville, Tennessee

October 25, 2007

Quarterly Financial Information (unaudited):
(In thousands, except per share data)

Fiscal 2007	First	Second		Third		Fourth

Revenues	$117,055	$160,281		$167,900		$170,350
Gross margin	$33,871	$43,803	(1)	$44,873	(1)	$47,638
Income before income taxes	$19,809	$18,266		$17,145		$20,063
Net income	$11,834	$11,024		$10,792		$11,471

Basic earnings per share (2)	$0.34	$0.32		$0.31		$0.32
Diluted earnings per share (2)	$0.32	$0.30		$0.29		$0.31

Fiscal 2006	First	Second		Third		Fourth

Revenues	$90,592	$100,021		$106,820		$114,876
Gross margin (3)	$22,317	$24,347		$27,917		$36,618
Income before income taxes	$10,706	$12,161		$15,481		$22,811
Net income	$6,456	$7,333		$9,335		$14,027

Basic earnings per share (2)	$0.19	$0.21		$0.27		$0.41
Diluted earnings per share (2)	$0.18	$0.20		$0.26		$0.38

(1)	Reflects certain reclassifications from selling, general and administrative expenses to cost of services that were made to conform to current classifications.

(2)

We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(3)	Reclassified to reflect depreciation and amortization attributable to cost of services.

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

Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2007, has issued an attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

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

On December 1, 2006, we acquired Axia Health Management Inc, which constituted approximately $136.1 million of total assets as of August 31, 2007 and approximately $136.5 million of revenues for the year then ended. We have excluded Axia from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. Excluding the Axia acquisition, there have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc. and Subsidiaries

We have audited Healthways, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthways, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Axia Health Management, Inc., which is included in the August 31, 2007 consolidated financial statements of Healthways, Inc. and Subsidiaries and constituted approximately $136.1 million of total assets as of August 31, 2007 and approximately $136.5 million of revenues for the year then ended. Our audit of internal control over financial reporting of Healthways, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Axia Health Management, Inc.

In our opinion, Healthways, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August, 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. and Subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007 of Healthways, Inc. and Subsidiaries and our report dated October 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

October 25, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

The following table summarizes information concerning the Company’s equity compensation plans at August 31, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	5,245,000	$22.46	1,913,000
Equity compensation plans not approved by stockholders	0	-	0
Total	5,245,000	$22.46	1,913,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2008, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

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

2.1

Stock Purchase Agreement dated October 11, 2006 among Healthways, Inc., Axia Health Management, Inc., and Axia Health Management LLC [incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2006]

3.1	Restated Certificate of Incorporation for Healthways, Inc., as amended

3.2	Bylaws, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2

Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3

Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

4.4

Amendment No. 2 to Rights Agreement, dated July 19, 2006, between Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2006]

10.1

Third Amended and Restated Revolving Credit and Term Loan Agreement (“Third Amended Credit Agreement”) between the Company and SunTrust Bank as Administrative Agent, U.S. Bank National Association and Regions Bank as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., and Fifth Third Bank, N.A. as Co-Syndication Agents dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

10.2

First Amendment to Third Amended Credit Agreement, dated February 20, 2007 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.3

Second Amendment to Third Amended Credit Agreement, dated April 11, 2007 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2007]

10.4

Third Amendment to Third Amended Credit Agreement, dated July 16, 2007 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007]

10.5

Office Lease by and between Healthways, Inc. and Highwoods/Tennessee Holdings, L.P., dated as of May 4, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006]

10.6

Merger Termination and Release Agreement by and among Healthways, Inc., Lime Acquisition Corp., and LifeMasters Supported SelfCare, Inc., dated as of September 30, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2006]

10.7

Consulting Agreement between the Company and Rincon Advisors, LLC dated October 11, 2006 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

10.8

Subscription Agreement between the Company, L. Ben Lytle, and the L. Ben Lytle Amended and Restated Revocable Living Trust, U/A dated October 11, 2006 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

Management Contracts and Compensatory Plans

10.9	Employment Agreement dated February 1, 2006 between the Company and Thomas G. Cigarran [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.10	Employment Agreement dated February 1, 2006 between the Company and Robert E. Stone [incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.11	Employment Agreement dated February 1, 2006 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.12	Employment Agreement dated February 1, 2006 between the Company and Mary D. Hunter [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.13	Employment Agreement dated February 1, 2006 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.14	Employment Agreement dated November 20, 2001 between the Company and Henry D. Herr, [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2001]

10.15

Amendment to Employment Agreement dated October 7, 2005 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated October 12, 2005]

10.16	Employment Agreement dated February 1, 2006 between the Company and Donald B. Taylor [incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.17	Employment Agreement dated February 1, 2006 between the Company and James Pope, MD [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.18	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2003]

10.19	Employment Agreement dated February 1, 2006 between the Company and Robert L. Chaput [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.20

Long-term performance award agreement dated September 28, 2006 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.21	Capital Accumulation Plan, as amended and restated [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2005]

10.22	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.23	2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007]

10.24	Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan

10.25	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan

10.26	Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

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

HEALTHWAYS, INC

October 29, 2007	By: /s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	President, Chief Executive	October 29, 2007
Ben R. Leedle, Jr.	Officer, and Director (Principal Executive Officer)
/s/ Mary A. Chaput	Executive Vice President and Chief	October 29, 2007
Mary A. Chaput	Financial Officer (Principal Financial Officer)
/s/ Alfred Lumsdaine	Senior Vice President and Corporate	October 29, 2007
Alfred Lumsdaine /s/ Thomas G. Cigarran	Controller (Principal Accounting Officer) Chairman of the Board and Director	October 29, 2007
Thomas G. Cigarran

/s/ John A. Wickens	Director	October 29, 2007
John A. Wickens

/s/ Henry D. Herr	Director	October 29, 2007
Henry D. Herr

/s/ C. Warren Neel	Director	October 29, 2007
C. Warren Neel

/s/ William C. O’Neil, Jr.	Director	October 29, 2007
William C. O'Neil, Jr.
/s/ Jay C. Bisgard	Director	October 29, 2007
Jay C. Bisgard
/s/ John W. Ballantine	Director	October 29, 2007
John W. Ballantine
/s/ Mary Jane England, M.D.	Director	October 29, 2007
Mary Jane England

/s/ Alison Taunton-Rigby	Director	October 29, 2007
Alison Taunton-Rigby

/s/ L. Ben Lytle	Director	October 29, 2007
L. Ben Lytle