Form 10-Q
period 2007-11-30
HEALTHWAYS, INC
filed 2008-01-08
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2007

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

Yes ☐ No ☒

As of January 4, 2008 there were outstanding 35,943,790 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	November 30,	August 31,
	2007	2007
Current assets:
Cash and cash equivalents	$54,528	$47,655
Accounts receivable, net	100,385	80,201
Prepaid expenses	9,125	10,370
Other current assets	5,900	4,319
Income taxes receivable	—	1,741
Deferred tax asset	7,951	7,145
Total current assets	177,889	151,431

Property and equipment:
Leasehold improvements	19,364	19,268
Computer equipment and related software	93,948	87,843
Furniture and office equipment	20,429	20,435
Capital projects in process	27,479	12,336
	161,220	139,882
Less accumulated depreciation	(87,620)	(81,160)
	73,600	58,722

Other assets	14,971	15,609

Customer contracts, net	39,956	41,777
Other intangible assets, net	75,566	77,722
Goodwill, net	483,727	483,584

Total assets	$865,709	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
	2007	2007
Current liabilities:
Accounts payable	$19,998	$13,630
Accrued salaries and benefits	24,609	18,960
Accrued liabilities	25,542	22,146
Deferred revenue	6,878	7,918
Contract billings in excess of earned revenue	76,380	72,829
Income taxes payable	2,672	—
Current portion of long-term debt	2,202	2,213
Current portion of long-term liabilities	2,869	2,943
Total current liabilities	161,150	140,639

Long-term debt	286,519	297,059
Long-term deferred tax liability	249	14,009
Other long-term liabilities	33,135	14,388

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 75,000,000 shares authorized,
35,912,107 and 35,606,482 shares outstanding	36	35
Additional paid-in capital	200,510	188,126
Retained earnings	185,137	174,641
Accumulated other comprehensive loss	(1,027)	(52)
Total stockholders’ equity	384,656	362,750

Total liabilities and stockholders’ equity	$865,709	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended
	November 30,
	2007	2006

Revenues	$175,819	$117,055
Cost of services (exclusive of depreciation and amortization of $7,810 and $5,635, respectively, included below)	124,186	77,549
Selling, general & administrative expenses	16,848	12,584
Depreciation and amortization	10,458	6,818

Operating income	24,327	20,104
Interest expense	5,341	295

Income before income taxes	18,986	19,809
Income tax expense	7,803	7,975

Net income	$11,183	$11,834

Earnings per share:
Basic	$0.31	$0.34

Diluted	$0.30	$0.32

Weighted average common shares
and equivalents:
Basic	35,717	34,627
Diluted	37,690	36,608

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2007

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, August 31, 2007	$—	$35	$188,126	$174,641	$(52)	$362,750

Cumulative effect of change in accounting
principle – adoption of FIN 48				(687)		(687)

Comprehensive income:

Net income	—	—	—	11,183	—	11,183

Net change in fair value of interest rate
swap, net of income taxes of $831	—	—	—	—	(1,241)	(1,241)

Foreign currency translation adjustment	—	—	—	—	266	266

Total comprehensive income						10,208

Exercise of stock options	—	1	2,667	—	—	2,668

Tax benefit of option exercises	—	—	5,555	—	—	5,555

Share-based employee compensation expense	—	—	4,162	—	—	4,162

Balance, November 30, 2007	$—	$36	$200,510	$185,137	$ (1,027)	$384,656

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,183	$11,834
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	10,458	6,818
Amortization of deferred loan costs	292	120
Share-based employee compensation expense	4,162	4,044
Excess tax benefits from share-based payment arrangements	(5,385)	(1,240)
Increase in accounts receivable, net	(20,204)	(7,441)
Decrease (increase) in other current assets	1,393	(500)
Increase in accounts payable	1,189	2,988
Increase (decrease) in accrued salaries and benefits	5,649	(21,091)
Increase in other current liabilities	15,796	14,007
Deferred income taxes	(2,937)	(2,461)
Other	3,645	520
Decrease in other assets	346	1,767
Payments on other long-term liabilities	(111)	—
Net cash flows provided by operating activities	25,476	9,365

Cash flows from investing activities:
Acquisition of property and equipment	(15,999)	(3,865)
Acquisitions, net of cash acquired	(106)	(866)
Other, net	—	(13)
Net cash flows used in investing activities	(16,105)	(4,744)

Cash flows from financing activities:
Deferred loan costs	—	(105)
Excess tax benefits from share-based payment arrangements	5,385	1,240
Payments of long-term debt	(10,551)	(43)
Exercise of stock options	2,668	1,397
Net cash flows (used in) provided by financing activities	(2,498)	2,489

Net increase in cash and cash equivalents	6,873	7,110

Cash and cash equivalents, beginning of period	47,655	154,792

Cash and cash equivalents, end of period	$54,528	$161,902

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three months ended November 30, 2007 and 2006 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

(2)	Recently Issued Accounting Standards

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. This statement expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have not yet completed our analysis of the impact that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

Accounting for Uncertainty in Income Taxes

On September 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (see Note 6). FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended November 30, 2007 and 2006, we recognized share-based compensation costs of $4.2 million and $4.0 million, respectively.

In October 2007, we granted annual equity awards, including stock options and restricted stock units, for fiscal 2007 performance. A summary of our stock options as of November 30, 2007 and changes during the three months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2007	5,245	$22.46
Granted	376	55.31
Exercised	(305)	9.09
Forfeited or expired	(30)	35.95
Outstanding at November 30, 2007	5,286	$25.50	5.47	$173,770
Exercisable at November 30, 2007	2,799	$12.93	4.86	$127,164

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2007 was $25.60.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of November 30, 2007 as well as activity during the three months then ended.

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2007	364	$43.76
Granted	120	54.92
Vested	(1)	34.84
Forfeited	(7)	44.04
Nonvested at November 30, 2007	476	$46.60

(4)	Goodwill

The change in the carrying amount of goodwill during the three months ended November 30, 2007 is shown below:

(In $000s)
Balance, August 31, 2007	$483,584
Purchase price adjustments - Axia	120
Other purchase price adjustments	23
Balance, November 30, 2007	$483,727

(5)	Intangible and Other Assets

Intangible assets subject to amortization at November 30, 2007 consist of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net
Acquired technology	$22,657	$11,469	$11,188
Customer contracts	53,140	13,184	39,956
Patents	22,603	734	21,869
Distributor and provider networks	8,709	1,221	7,488
Other	2,137	509	1,628
Total	$109,246	$27,117	$82,129

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from one to 14 years. Total amortization expense for the three months ended November 30, 2007 and 2006 was $4.0 million and $1.0 million, respectively. Estimated amortization expense is $12.0 million for the remainder of fiscal 2008, $12.1 million for fiscal 2009, $11.1 million for fiscal 2010, $10.6 million for fiscal 2011, $8.9 million for fiscal 2012, and $27.4 million thereafter.

Intangible assets not subject to amortization at November 30, 2007 and 2006 consist of trade names of $33.4 million and $4.3 million, respectively.

(6)	Income Taxes

We adopted the provisions of FIN No. 48 on September 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

Adopting FIN No. 48 had the following impact on our financial statements: increased long-term liabilities by $11.9 million; decreased our income taxes payable by $0.2 million; decreased long-term deferred tax liabilities by $11.0 million; and decreased our retained earnings by $0.7 million. As of September 1, 2007, we had $11.1 million of unrecognized tax benefits of which $0.4 million, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007 we had accrued interest related to uncertain tax positions of $0.8 million on our balance sheet.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in these jurisdictions include 2004 to present.

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

As a result of our international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is economically hedged with currency options and forward contracts in order to minimize our exposure to fluctuations in foreign currency exchange rates. Principal currencies hedged include the Euro and British pound. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other current assets and accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

We maintain an amortizing fixed interest rate swap agreement to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal. The swap is accounted for in accordance with SFAS No. 133 and was designated at its inception as a qualifying cash flow hedge; thus, it is recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income. The fair value of the swap at November 30, 2007 of ($2.4) million has been reported in other long-term liabilities with an offset, net of tax, included in “accumulated other comprehensive loss” in the consolidated balance sheet.

(8)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of November 30, 2007, availability under our revolving credit facility totaled $308.4 million.

Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

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

Healthways, Inc. has since been dismissed as a defendant; however, the case is still pending against AHSI before the United States District Court for the District of Columbia. In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached with the United States government. The plaintiff has also dismissed its claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

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

(10)	Comprehensive Income

Comprehensive income, net of income taxes, was $10.2 million and $11.9 million for the three months ended November 30, 2007 and 2006, respectively.

(11)	Share Repurchases

The Company’s Board of Directors authorized a share repurchase program which was publicly announced on July 5, 2007. The share repurchase program allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009. No shares were repurchased between September 1, 2007 and November 30, 2007 pursuant to the program. The maximum approximate dollar value of shares that could yet be purchased under the program as of November 30, 2007 was $94.3 million.

(12)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended November 30, 2007 and 2006:

(In 000s, except per share data)	Three Months Ended November 30,
	2007	2006
Numerator:
Net income - numerator for basic earnings per share	$11,183	$11,834
Effect of dilutive securities	—	—
Numerator for diluted earnings per share	$11,183	$11,834

Denominator:
Shares used for basic earnings per share	35,717	34,627
Effect of dilutive securities outstanding:
Non-qualified stock options	1,842	1,946
Restricted stock units	131	35
Shares used for diluted earnings per share	37,690	36,608

Earnings per share:
Basic	$0.31	$0.34
Diluted	$0.30	$0.32

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:	461	1,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce overall healthcare costs.

Designed to provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age, or payor, Healthways’ evidence-based services are made available to consumers by phone, mail, internet, and face-to-face interactions. To expand our Health Support offerings, on December 1, 2006 we acquired Axia Health Management, Inc. (“Axia”), a national provider of health and wellness programs.

We deliver our programs to customers, which include health plans, governments, employers, and hospitals, in all 50 states, the District of Columbia, and Puerto Rico. In January 2008, we also began delivering our Health and Care Support programs to a statutory health insurance company in Germany. Our services include:

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

Highlights of Performance for the Three Months Ended November 30, 2007

•	Revenues increased 50.2% for the three months ended November 30, 2007, which included the results of Axia, over the three months ended November 30, 2006.
•	Available lives and billed lives increased to 183.4 million and 26.7 million, respectively, at November 30, 2007 compared to 76.9 million and 2.5 million, respectively, at November 30, 2006.

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
•

the impact of individual market dynamics in potential international markets on our ability to sign international contracts within the timeframes contemplated by us and our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;

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

•	our ability to collect contractually earned performance incentive bonuses;
•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	increased leverage incurred in conjunction with the acquisition of Axia and our ability to service our debt and make principal and interest payments as those payments become due;
•	our ability to integrate the operations and technology platforms of Axia and other acquired businesses or technologies into our business;
•	our ability to develop new products and deliver outcomes on those products, including those anticipated from our strategic relationship with Medco, Inc.;
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

Our contracts generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans, typically have one-year terms. Some contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the three months ended November 30, 2007 were performance-based and were subject to final reconciliation as of November 30, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are participating in two MHS pilots awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilots are scheduled to operate for 36 months but may be terminated by either party with six months written notice. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. In addition, in September 2005 we began serving 20,000 beneficiaries in Georgia in collaboration with CIGNA HealthCare, Inc (“CIGNA”). The majority of our fees under our contract with CIGNA are performance-based. In November 2007, we were notified of CIGNA’s decision to terminate its Chronic Care Improvement Program Cooperative Agreement with CMS effective January 14, 2008.  Both of the pilots are for complex diabetes and congestive heart failure disease management services and, while operationally similar to our programs for commercial and Medicare Advantage health plan populations, have been modified for the special needs and conditions of this population.

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

Approximately 21% of our revenues for the three months ended November 30, 2007, were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Billed Lives and Available Lives

The number of available lives and billed lives as of November 30, 2007 and 2006 were as follows:

	November 30,	November 30,
(In 000s)	2007	2006
Available lives(1)	183,400	76,900
Billed lives	26,735	2,462

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at November 30, 2007. Annualized revenue in backlog as of November 30, 2007 and 2006 was as follows:

	November 30,	November 30,
(In 000s)	2007	2006
Annualized revenue in backlog	$51,019	$7,867

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

This increasing demand for our Health and Care Support services from self-insured employer accounts, which generally begin their benefit year on January 1, has typically resulted in a disproportionate amount of our sequential quarter growth occurring in our second fiscal quarter.

Business Strategy

Our primary strategy is to optimize the health of entire populations as well as the quality and affordability of healthcare through our Health and Care Support solutions both domestically and internationally, thereby creating value for individuals, health plans, governments, and employers. We plan to continue using our scalable state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We expect to continue adding and enhancing solutions to extend our reach and effectiveness for entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level of services that they deem appropriate for their organization. Customers may select from a single Health or Care Support program to a total-population approach, in which all members of the customer’s population receive the benefit of our programs.

We deliver programs that engage consumers in their health. We believe that we can achieve health improvements and generate significant cost savings by addressing consumer and customer needs for effective programs that support the individual throughout his or her lifetime.

We anticipate that we will incur significant costs during the remainder of fiscal 2008 to enhance and expand our Health and Care Support capabilities, pursue opportunities in domestic government and international markets, enhance our information technology support, integrate the operations of Axia, and open additional or expand current capacity as needed. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. We prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the three months ended November 30, 2007 were performance-based and were subject to final reconciliation as of November 30, 2007. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

We assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply. A minimum of four to six months’ of data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year. In addition, we may also provide contractual reserves, when appropriate, for billing adjustments at contract reconciliation.

Substantially all of the fees under the MHS pilots in which we are participating are performance-based.  The pilots require that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of 5.0% at the end of the pilots.  Under the amendment to our agreement for our stand-alone MHS pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which will be measured as a separate cohort for two years, by the end of which the program is required to achieve a 2.5% cumulative net savings when compared to a new control cohort. We have been advised that the Office of Management and Budget has approved a request from CMS to lower the savings target for the MHS pilots from 5.0% net savings to budget neutrality (savings greater than or equal to fees). CMS has not yet identified how or when the new savings target will be implemented, although we believe it is likely that this will require amendment of our cooperative agreement and protocols. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of November 30, 2007, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $45.1 million. Of this amount, $19.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $25.6 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during the prior fiscal year. During the three months ended November 30, 2007, we recognized a net decrease in revenue of approximately $15,000 that related to services provided prior to fiscal 2008.

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

Results of Operations

The following table shows the components of the statements of operations for the three months ended November 30, 2007 and 2006 expressed as a percentage of revenues.

	Three Months Ended
	November 30,
	2007	2006

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	70.6%	66.3%
Selling, general and administrative expenses	9.6%	10.8%
Depreciation and amortization	5.9%	5.8%
Operating income (1)	13.8%	17.2%

Interest expense	3.0%	0.3%

Income before income taxes	10.8%	16.9%
Income tax expense	4.4%	6.8%

Net income	6.4%	10.1%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended November 30, 2007 increased 50.2% over revenues for the three months ended November 30, 2006, primarily due to the following:

•	revenues of $48.0 million attributable to the acquisition of Axia on December 1, 2006; and
•

an increase in Care Support revenues primarily due to the addition of new Care Support programs or the expansion of existing programs into additional populations, new Care Support contracts, and increased membership in customers’ existing programs.

We anticipate that revenues for the remainder of fiscal 2008 will increase over fiscal 2007 revenues primarily due to increasing demand for our Health and Care Support services from both existing and new customers and business awarded during fiscal 2007 and fiscal 2008 which has not yet started.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 70.6% for the three months ended November 30, 2007 compared to 66.3% for the same period in 2006. The increase is primarily due to the following:

•	the acquisition of Axia on December 1, 2006, which has a higher cost of services as a percentage of revenue;
•	an increase in the level of employee bonus provision; and
•	costs related to the opening of one new call center and costs of preparing to open three additional new call centers.

These increases were somewhat offset by decreases in cost of services as a percentage of revenues for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 related to the following:

•

a decrease in professional consulting fees incurred primarily related to information technology initiatives during the three months ended November 30, 2007 compared to the three months ended November 30, 2006; and

•	efficiencies and economies of scale as a result of growth in our operations during the three months ended November 30, 2007 compared to the three months ended November 30, 2006.

We anticipate that cost of services for the remainder of fiscal 2008 will increase over fiscal 2007 primarily as a result of expenses associated with opening three additional call centers and increases in operating staff required for expected increases in demand for our services, increases in indirect staff costs associated with the continuing development and implementation of our Health and Care Support services, increases in information technology and other support staff and costs, and an increase in the level of the employee bonus provision.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 9.6% for the three months ended November 30, 2007 from 10.8% for three months ended November 30, 2006, primarily due to the following:

•	the acquisition of Axia on December 1, 2006, which has lower selling, general and administrative expenses as a percentage of revenue; and
•	our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

These decreases were somewhat offset by increases in selling, general and administrative expenses as a percentage of revenues during the three months ended November 30, 2007 compared to the three months ended November 30, 2006 related to the following:

•	an increase in professional consulting fees during the three months ended November 30, 2007 related to certain strategic initiatives; and
•	an increase in the level of employee bonus provision.

We anticipate that selling, general and administrative expenses for the remainder of fiscal 2008 will increase over fiscal 2007 primarily due to anticipated investments in international initiatives, increases in selling and general administrative costs in support of our existing and anticipated new and expanded contracts, an increase in the level of the employee bonus provision, and costs related to relocating to and operating our new corporate headquarters.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended November 30, 2007 increased 53.4% compared to the same period in fiscal 2007 primarily due to depreciation and amortization expense associated with the depreciable assets and identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006.

We anticipate that depreciation and amortization expense for the remainder of fiscal 2008 will increase over fiscal 2007 primarily as a result of additional capital expenditures associated with relocating our corporate headquarters, expected increases in demand for our services, including the addition of new call centers, and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for the three months ended November 30, 2007 increased $5.0 million compared to the three months ended November 30, 2006, due to borrowings under the Third Amended Credit Agreement related to the acquisition of Axia on December 1, 2006.

We anticipate that interest expense for the remainder of fiscal 2008 will decrease over fiscal 2007 primarily as a result of repayments on outstanding borrowings under the Third Amended Credit Agreement.

Income Tax Expense

Our effective tax rate increased to 41.1% for the three months ended November 30, 2007 compared to 40.3% for the three months ended November 30, 2006 primarily due to increased expenses incurred in international initiatives and the lack of tax benefit on certain of these expenses, as well as the impact of interest accruals related to unrecognized tax benefits included in our income tax provision. These increases were somewhat offset by a reduction in our average state income tax rate, which is impacted by our geographic mix of earnings.  The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, tax interest accruals, and certain non-deductible expenses for income tax purposes.

We anticipate that our effective tax rate for the remainder of fiscal 2008 will not change significantly; however, we continue to evaluate the impact of our growth on our geographic mix of earnings and overall state tax rate.

Liquidity and Capital Resources

Operating activities for the three months ended November 30, 2007 generated cash of $25.5 million compared to $9.4 million for the same period in fiscal 2007. The increase in operating cash flow resulted primarily from a lower employee bonus payment during the three months ended November 30, 2007 compared to the three months ended November 30, 2006. This increase was somewhat offset by a decrease in cash collections on accounts receivable primarily due to timing of cash receipts from several large customers, a majority of which has been received since November 30, 2007.

Investing activities during the three months ended November 30, 2007 used $16.1 million in cash, which primarily consisted of purchases of property and equipment associated with information technology hardware and software and new call centers.

Financing activities during the three months ended November 30, 2007 used $2.5 million in cash, primarily from repayments on borrowings under the Third Amended Credit Agreement, somewhat offset by proceeds from the exercise of stock options and the related tax benefit.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of November 30, 2007, availability under our revolving credit facility totaled $308.4 million.

Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of November 30, 2007, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

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

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Third Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund the current level of growth in our operations for the foreseeable future. However, if expanding our operations requires significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to expand our operations.

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

Recently Issued Accounting Standards

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”. This statement expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have not yet completed our analysis of the impact that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

Accounting for Uncertainty in Income Taxes

On September 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (see Note 6). FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  As a result of the adoption of FIN No. 48, we recorded a $0.7 million decrease to the beginning balance of retained earnings as a cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Third Amended Credit Agreement, which bears interest based on floating rates. Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we entered into an amortizing fixed interest rate swap agreement in December 2006, effectively converting $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.2 million for the three months ended November 30, 2007.

As of November 30, 2007, as a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the three months ended November 30, 2007. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

On December 1, 2006, we completed our acquisition of Axia. We continue to evaluate additional processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Axia, and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in the Company’s 2008 Annual Report on Form 10-K.

Excluding Axia, there have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Healthways, Inc. has since been dismissed as a defendant; however, the case is still pending against AHSI before the United States District Court for the District of Columbia. In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached with the United States government. The plaintiff has also dismissed its claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

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

Healthways, Inc.
(Registrant)

Date	January 8, 2008	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	January 8, 2008	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)