Form 10-Q
period 2008-02-29
HEALTHWAYS, INC
filed 2008-04-08
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 2008

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

Yes ☐ No ☒

As of April 3, 2008 there were outstanding 35,140,869 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	February 29,	August 31,
	2008	2007
Current assets:
Cash and cash equivalents	$40,686	$47,655
Accounts receivable, net	106,685	80,201
Prepaid expenses	8,724	10,370
Other current assets	6,230	4,319
Income taxes receivable	1,652	1,741
Deferred tax asset	7,185	7,145
Total current assets	171,162	151,431

Property and equipment:
Leasehold improvements	22,717	19,268
Computer equipment and related software	108,307	87,843
Furniture and office equipment	22,035	20,435
Capital projects in process	34,361	12,336
	187,420	139,882
Less accumulated depreciation	(94,224)	(81,160)
	93,196	58,722

Long-term deferred tax asset	1,855	—

Other assets	16,615	15,609

Customer contracts, net	38,144	41,777
Other intangible assets, net	74,213	77,722
Goodwill, net	484,114	483,584

Total assets	$879,299	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 29,	August 31,
	2008	2007
Current liabilities:
Accounts payable	$15,537	$13,630
Accrued salaries and benefits	29,946	18,960
Accrued liabilities	23,161	22,146
Deferred revenue	8,490	7,918
Contract billings in excess of earned revenue	76,243	72,829
Current portion of long-term debt	2,153	2,213
Current portion of long-term liabilities	2,962	2,943
Total current liabilities	158,492	140,639

Long-term debt	276,016	297,059
Long-term deferred tax liability	—	14,009
Other long-term liabilities	43,413	14,388

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 and 75,000,000 shares authorized,
36,049,937 and 35,606,482 shares outstanding	36	35
Additional paid-in capital	210,895	188,126
Retained earnings	193,435	174,641
Accumulated other comprehensive loss	(2,988)	(52)
Total stockholders’ equity	401,378	362,750

Total liabilities and stockholders’ equity	$879,299	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007

Revenues	$178,966	$160,281	$354,786	$277,336
Cost of services (exclusive of depreciation and amortization of $7,475, $7,458, $15,285, and $13,093, respectively, included below)	125,357	109,020	249,543	186,569
Selling, general & administrative expenses	16,846	16,476	33,694	29,059
Depreciation and amortization	10,605	10,268	21,063	17,085

Operating income	26,158	24,517	50,486	44,623
Interest expense	4,993	6,251	10,335	6,547

Income before income taxes	21,165	18,266	40,151	38,076
Income tax expense	8,711	7,242	16,514	15,218

Net income	$12,454	$11,024	$23,637	$22,858

Earnings per share:
Basic	$0.35	$0.32	$0.66	$0.66

Diluted	$0.33	$0.30	$0.63	$0.62

Weighted average common shares and equivalents:
Basic	36,031	34,958	35,873	34,792
Diluted	37,911	36,935	37,801	36,763

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended February 29, 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, August 31, 2007	$—	$35	$188,126	$174,641	$(52)	$362,750

Cumulative effect of change in accounting
principle – adoption of FIN 48	—	—	—	(687)	—	(687)

Comprehensive income:

Net income	—	—	—	23,637	—	23,637

Net change in fair value of interest rate
swaps, net of income taxes of $2,298	—	—	—	—	(3,295)	(3,295)

Foreign currency translation adjustment	—	—	—	—	359	359

Total comprehensive income						20,701

Exercise of stock options	—	1	5,787	—	—	5,788

Repurchases of common stock	—	—	(464)	(4,156)	—	(4,620)

Tax benefit of option exercises	—	—	9,456	—	—	9,456

Share-based employee compensation expense	—	—	7,990	—	—	7,990

Balance, February 29, 2008	$—	$36	$210,895	$193,435	$(2,988)	$401,378

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 29/28,
	2008	2007
Cash flows from operating activities:
Net income	$23,637	$22,858
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	21,063	17,085
Amortization of deferred loan costs	583	405
Share-based employee compensation expense	7,990	8,204
Excess tax benefits from share-based payment arrangements	(9,127)	(4,117)
Increase in accounts receivable, net	(26,504)	(15,653)
Increase in other current assets	(279)	(85)
Increase (decrease) in accounts payable	360	(1,156)
Increase (decrease) in accrued salaries and benefits	10,986	(17,414)
Increase in other current liabilities	16,119	17,617
Deferred income taxes	(3,055)	(5,708)
Other	11,681	1,990
(Increase) decrease in other assets	(1,589)	1,768
Payments on other long-term liabilities	(1,900)	(1,154)
Net cash flows provided by operating activities	49,965	24,640

Cash flows from investing activities:
Acquisition of property and equipment	(45,832)	(7,620)
Acquisitions, net of cash acquired	(294)	(456,725)
Other, net	—	(13)
Net cash flows used in investing activities	(46,126)	(464,358)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	350,000
Deferred loan costs	—	(4,357)
Proceeds from sale of unregistered common stock	—	5,000
Repurchases of common stock	(4,620)	—
Excess tax benefits from share-based payment arrangements	9,127	4,117
Payments of long-term debt	(21,103)	(20,089)
Exercise of stock options	5,788	2,632
Net cash flows (used in) provided by financing activities	(10,808)	337,303

Net decrease in cash and cash equivalents	(6,969)	(102,415)

Cash and cash equivalents, beginning of period	47,655	154,792

Cash and cash equivalents, end of period	$40,686	$52,377

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three and six months ended February 29, 2008 and February 28, 2007 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

Fair Value Measurement

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157”, which defers by one year the effective date of the provisions of SFAS No. 157 for non-recurring, nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have not yet completed our analysis of the impact that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

Accounting for Uncertainty in Income Taxes

On September 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (see Note 4). FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three and six months ended February 29, 2008, we recognized share-based compensation costs of $3.8 million and $8.0 million, respectively. For the three and six months ended February 28, 2007, we recognized share-based compensation costs of $4.2 million and $8.2 million, respectively.

In October 2007, we granted annual equity awards, including stock options and restricted stock units, for fiscal 2007 performance. A summary of our stock options as of February 29, 2008 and changes during the six months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2007	5,245	$22.46
Granted	470	54.60
Exercised	(536)	10.92
Forfeited or expired	(107)	38.71
Outstanding at February 29, 2008	5,072	$26.32	5.27	$61,693
Exercisable at February 29, 2008	2,599	$13.23	4.65	$55,245

The weighted-average grant-date fair value of options granted during the three and six months ended February 29, 2008 was $23.95 and $25.27, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of February 29, 2008 as well as activity during the six months then ended.

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2007	364	$43.76
Granted	147	54.81
Vested	(1)	34.84
Forfeited	(21)	46.05
Nonvested at February 29, 2008	489	$47.00

(4)	Income Taxes

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

Adopting FIN No. 48 had the following impact on our financial statements: increased long-term liabilities by $11.9 million; decreased our income taxes payable by $0.2 million; decreased long-term deferred tax liabilities by $11.0 million; and decreased our retained earnings by $0.7 million. As of September 1, 2007, we had $11.1 million of unrecognized tax benefits of which $0.4 million, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007, we had accrued interest related to uncertain tax positions of $0.8 million on our balance sheet.

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

As a result of our international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is economically hedged with currency options and forward contracts in order to minimize our exposure to fluctuations in foreign currency exchange rates. Principal currencies hedged include the Euro and British pound. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our derivatives, based on information provided by reliable third parties, as other current assets or accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

We maintain two interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under these interest rate swap agreements, the interest rate is fixed with respect to specified amounts of notional principal. The swaps are accounted for in accordance with SFAS No. 133 and were designated at their inception as qualifying cash flow hedges; thus, they are recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income. The fair value of the swaps at February 29, 2008 of ($5.9) million has been reported in other long-term liabilities with an offset, net of tax, included in “accumulated other comprehensive loss” in the consolidated balance sheet.

(6)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of February 29, 2008, availability under our revolving credit facility totaled $317.9 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. On December 21, 2006, we entered into an amortizing interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement, we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. In addition, we entered into a second interest rate swap agreement on December 11, 2007. By entering into this interest rate swap agreement, we effectively converted $40.0 million of floating rate debt to a fixed obligation with an interest rate of 3.987%. We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

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

In the action by the former employee, discovery is complete but no trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

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

(8)	Comprehensive Income

Comprehensive income, net of income taxes, was $10.5 million and $11.0 million for the three months ended February 29, 2008 and February 28, 2007, respectively and $20.7 million and $22.8 million for the six months ended February 29, 2008 and February 28, 2007, respectively.

(9)	Share Repurchases

The following table contains information for shares of our Common Stock that we repurchased during the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 1 through 31	2,205	$59.92	128,788	$94,213,762
January 1 through 31	16,500	$59.17	145,288	$93,237,467
February 1 through 29	73,750	$47.61	219,038	$89,726,178
Total	92,455

(1) All share repurchases between December 1, 2007 and February 29, 2008 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on July 5, 2007, which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009.

(10)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended February 29, 2008 and February 28, 2007:

(In 000s, except per share data)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Numerator:
Net income - numerator for basic earnings per share	$12,454	$11,024	$23,637	$22,858
Effect of dilutive securities	—	—	—	—
Numerator for diluted earnings per share	$12,454	$11,024	$23,637	$22,858

Denominator:
Shares used for basic earnings per share	36,031	34,958	35,873	34,792
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	1,726	1,922	1,786	1,936
Restricted stock units	154	55	142	35
Shares used for diluted earnings per share	37,911	36,935	37,801	36,763

Earnings per share:
Basic	$0.35	$0.32	$0.66	$0.66
Diluted	$0.33	$0.30	$0.63	$0.62

Dilutive securities outstanding not included in the computation of earnings per share because their
effect is antidilutive:	580	1,139	498	1,112

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce both direct healthcare costs and the costs of health-related lost productivity.

Designed to provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age, or payor, our evidence-based services are made available to consumers by phone, mail, internet, and face-to-face interactions. To expand our Health Support offerings, on December 1, 2006, we acquired Axia Health Management, Inc. (“Axia”), a national provider of health and wellness programs.

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

•	incorporating current evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions; and
•	coordinating members’ care with their healthcare providers.

Our programs focus on prevention, education, physical fitness, health coaching, behavior change and evidence-based interventions to drive adherence to proven standards of care, medication regimens and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will optimize the health status of member populations and reduce both the short-term and long-term direct healthcare costs for participants, including the costs of health-related lost productivity.

Health and Care Support services enable health plans and employers to reach and engage everyone in their covered populations through interventions that are both sensitive to and specific to each individual’s health risks and needs. Health Support products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as becoming more physically active through the Healthways SilverSneakers® Fitness Program, staying fit using on-line tools and a vast network of fitness centers, and quitting smoking through an on-line smoking cessation community, QuitNet®. The Care Support product line includes programs for people with chronic diseases or persistent conditions, including diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis, and urinary incontinence. We also provide high-risk care management through our StatusOne® product for members at risk for hospitalization due to complex conditions. We believe that creating real and sustainable behavior change generates measurable long-term cost savings.

Predicated on the fundamental belief that healthier people cost less, Healthways’ programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and promote the best possible health habits for those who are already affected by disease. At the same time, we recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously. By providing the full spectrum of Health and Care Support services to meet each individual’s needs, we believe that our interventions can be delivered both at scale and in a manner that reflects the unique needs of each consumer over time. Further, Healthways’ extensive and fully accredited complementary and alternative provider network offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Highlights of Performance for the Three and Six Months Ended February 29, 2008

•

Revenues for the three months ended February 29, 2008 increased 11.7% over the three months ended February 28, 2007. Revenues for the six months ended February 29, 2008, which included six months of operations related to the acquisition of Axia on December 1, 2006, increased 27.9% over the six months ended February 28, 2007.

•

Net income for the three months ended February 29, 2008 increased 13.0% over the three months ended February 28, 2007. Net income for the six months ended February 29, 2008, which included six months of operations related to the acquisition of Axia, increased 3.4% over the six months ended February 28, 2007.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.” In order for us to usethe “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements. Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements. The important factors include but are not limited to:

•	our ability to sign and implement new contracts for Health and Care Support solutions;
•

our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts with customers and/or our Cooperative Agreement with the Centers for Medicare & Medicaid Services (“CMS”) ahead of data collection and reconciliation in order to provide forward-looking guidance;

•

the effect of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs;

•

our ability to effect the financial, clinical, and satisfaction outcomes under our Cooperative Agreement with CMS and reach mutual agreement with CMS with respect to results necessary to achieve success under Phase I of Medicare Health Support;

•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the potential adverse effects of additional regulatory requirements imposed by foreign governments and other regulatory bodies;
•	our ability to effectively manage any growth that we might experience;
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

•	our ability to recognize estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•	our ability and/or the ability of our customers to enroll participants in our Health and Care Support programs in a manner and within the timeframe anticipated by us;
•	our ability to collect contractually earned performance incentive bonuses;
•	the ability of our customers and/or CMS to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	increased leverage incurred in conjunction with the acquisition of Axia and our ability to service our debt and make principal and interest payments as those payments become due;
•	our ability to integrate the operations and technology platforms of Axia and other acquired businesses or technologies into our business;
•	our ability to develop new products and deliver outcomes on those products, including those anticipated from our strategic relationship with Medco, Inc.;
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

•

the impact of future state, federal and international health care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the six months ended February 29, 2008 were performance-based and were subject to final reconciliation as of February 29, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are currently participating in a Medicare Health Support pilot awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilot is scheduled to operate for 36 months but may be terminated by either party with six months written notice. We began operating this pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. The pilot is for complex diabetes and congestive heart failure disease management services and, while operationally similar to our programs for commercial and Medicare Advantage health plan populations, has been modified for the special needs and conditions of this population. In addition, we began serving 20,000 beneficiaries in Georgia in September 2005 in collaboration with CIGNA HealthCare, Inc (“CIGNA”). CIGNA terminated its Chronic Care Improvement Program Cooperative Agreement with CMS effective January 14, 2008. The majority of our fees under our contract with CIGNA were performance-based.

In June 2006, we signed an amendment to our cooperative agreement with CMS for our Medicare Health Support stand-alone pilot in Maryland and the District of Columbia, which, among other things,

enabled us to provide congestive heart failure programs to approximately 4,500 additional Medicare fee-for-service beneficiaries for two years beginning on August 1, 2006 (the “refresh population”). All fees for the refresh population are performance-based.

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

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide Health and Care Support services to their members. Some contracts allow the customer to terminate early. Restructurings and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 21% of our revenues for the three and six months ended February 29, 2008 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of February 29, 2008 and February 28, 2007 were as follows:

	February 29,	February 28,
(In 000s)	2008	2007
Domestic commercial available lives(1)	187,500	184,800
Domestic commercial billed lives	26,400	26,400

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at February 29, 2008. Annualized revenue in backlog as of February 29, 2008 and February 28, 2007 was as follows:

	February 29,	February 28,
(In 000s)	2008	2007
Annualized revenue in backlog	$37,557	$8,383

We continue to see increasing demand for our Health and Care Support services from self-insured employer accounts, most of which are contracted through the Administrative Services Only (ASO) line of business with our health plan customers and for which our health plan customers do not assume medical cost risk but provide primarily administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the domestic commercial available and billed lives or in the annualized revenue in backlog reported in the table above, as appropriate.

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

We expect to continue adding and enhancing solutions to extend our reach and effectiveness for entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level of services that they deem appropriate for their organization. Customers may select from a single Health or Care Support program to a total-population approach, in which all members of the customer’s population are eligible to receive the benefit of our programs.

We deliver programs that engage consumers in their health. We believe that we can achieve health improvements and generate significant cost savings by addressing consumer and customer needs for effective programs that support the individual throughout his or her lifetime.

We anticipate that we will continue to enhance and expand our Health and Care Support capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Critical Accounting Policies

We describe our accounting policies in Note 1of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. We prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the six months ended February 29, 2008 were performance-based and were subject to final reconciliation as of February 29, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

We recognize revenue as follows: 1) we recognize the fixed portion of PMPM fees and fees for service as revenue during the period we perform our services; 2) we recognizethe performance-based portion of the monthly feesbased on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date; and 3) we recognizeadditional incentive bonuses based on the most recent assessment of ourperformance, to the extent we considersuch amounts collectible.

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

All of the fees under the Medicare Health Support pilot in which we are currently participating are performance-based. Our current cooperative agreement requires that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. The cumulative net savings targets are lower at the beginning of the pilots and increase in gradual increments, ending with a cumulative net savings target of 5.0% at the end of the pilots. Under the amendment to our agreement, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which will be measured as a separate cohort for two years, by the end of which the program is required to achieve a 2.5% cumulative net savings when compared to a new control cohort. We have been advised that the Office of Management and Budget has approved a request from CMS to lower the savings target for the Medicare Health Support pilots from 5.0% net savings to budget neutrality (savings greater than or equal to fees). We have not yet reached agreement with CMS as to how the new savings target will be implemented. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of February 29, 2008, contract billings in excess of earned revenue related to the Medicare Health Support pilots totaled $66.8 million.

If data is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meetingperformance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account “contract billings in excess of earned revenue.” Only in the event we do not meet performance levels by the end of the measurement period, typically one year, are we contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the measurement period, previously above targeted levels, subsequently dropped below targeted levels. Historically, any such adjustments have been immaterial to our financial condition and results of operations.

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of February 29, 2008, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $39.8 million. Of this amount, $12.6 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $27.2 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During the six months ended February 29, 2008, we recognized a net increase in revenue of approximately $1.3 million that related to services provided prior to fiscal 2008.

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

If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculateany impairmentusing an estimate of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition.

Future events could cause us to conclude that impairment indicators exist and that goodwill and/or other intangible assets associated with ouracquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Share-Based Compensation

In accordance with SFAS No. 123(R), we measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. We contract with a third party to assist in developing the assumptions used in estimating the fair values of stock options.

Results of Operations

The following table shows the components of the statements of operations for the three and six months ended February 29, 2008 and February 28, 2007 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	February 29/28,		February 29/28,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	70.0%	68.0%	70.3%	67.3%
Selling, general and administrative expenses	9.4%	10.3%	9.5%	10.5%
Depreciation and amortization	5.9%	6.4%	5.9%	6.2%
Operating income (1)	14.6%	15.3%	14.2%	16.1%

Interest expense	2.8%	3.9%	2.9%	2.4%

Income before income taxes	11.8%	11.4%	11.3%	13.7%
Income tax expense	4.9%	4.5%	4.7%	5.5%

Net income (1)	7.0%	6.9%	6.7%	8.2%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended February 29, 2008 increased 11.7% over revenues for the three months ended February 28, 2007, primarily due to the following:

•	the addition of new programs or the expansion of existing programs into additional populations with existing customers since the beginning of the second quarter of fiscal 2007;
•	increased membership in customers’ existing programs; and
•	the commencement of new contracts since the beginning of the second quarter of fiscal 2007.

These increases were partially offset by decreases in revenues for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 primarily due to contract terminations and reductions in the scope of our services with certain customers.

Revenues for the six months ended February 29, 2008 increased 27.9% over revenues for the six months ended February 28, 2007, primarily due to the following:

•	revenues attributable to the acquisition of Axia on December 1, 2006;
•	increased membership in customers’ existing programs; and
•	the addition of new programs or the expansion of existing programs into additional populations with existing customers since the beginning of fiscal 2007.

These increases were partially offset by decreases in revenues for the six months ended February 29, 2008 compared to the six months ended February 28, 2007 primarily due to contract terminations and reductions in the scope of our services with certain customers.

We anticipate that, despite the aforementioned contract terminations and contract scope reductions, revenues for the remainder of fiscal 2008 will increase over fiscal 2007 revenues primarily due to increasing demand for our Health and Care Support services from both existing and new customers and business awarded during fiscal 2007 and fiscal 2008 which has not yet started.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 70.0% for the three months ended February 29, 2008 compared to 68.0% for the same period in fiscal 2007. The increase is primarily due to the following:

•

costs related to the opening of three new call centers, including the initial operating costs related to hiring and training, as well as the resulting lower capacity utilization during the early months of operations;

•	increased member utilization of fitness centers for contracts for which we receive a fixed fee per member; and
•	an increased portion of our revenue growth generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs.

These increases were partially offset by decreases in cost of services as a percentage of revenues for the three months ended February 29, 2008 compared to the three months ended February 28, 2007 primarily due to the following:

•	decreased costs related to the Medicare Health Support pilot in which we participated in collaboration with CIGNA, which CIGNA terminated effective January 14, 2008; and

•	a decrease in the level of employee bonus provision during the three months ended February 29, 2008 compared to the three months ended February 28, 2007.

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the six months ended February 29, 2008 increased to 70.3% compared to 67.3% for the same period in fiscal 2007. The increase is primarily due to the following:

•	an increased portion of our revenue growth generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs;
•

costs related to the opening of four new call centers, including the initial operating costs related to hiring and training, as well as the resulting lower capacity utilization during the early months of operations; and

•	the acquisition of Axia on December 1, 2006, which has a higher cost of services as a percentage of revenue.

These increases were partially offset by decreases in cost of services as a percentage of revenues for the six months ended February 29, 2008 compared to the six months ended February 28, 2007, primarily due to decreased costs related to the Medicare Health Support pilot in which we participated in collaboration with CIGNA, which CIGNA terminated effective January 14, 2008.

We anticipate that cost of services for the remainder offiscal 2008 will increase over fiscal 2007 primarily as a result of expenses associated with increases in operating staff required for expected increases in demand for our services,increases in indirect staff costs associated with the continuing development and implementation of our Health and Care Support services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 9.4% and 9.5% for the three and six months ended February 29, 2008 from 10.3% and 10.5%, respectively, for three and six months ended February 28, 2007, primarily due to efficiencies from the integration of the Axia acquisition and the resignation of one of our executive officers in December 2007.

We anticipate that selling, general and administrative expenses for the remainder of fiscal 2008 will increase over fiscal 2007 primarily due to anticipated investments in international initiatives, increases in selling and general administrative costs in support of our existing and anticipated new and expanded contracts, and costs related to relocating to and operating our new corporate headquarters.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended February 29, 2008 increased 23.3% compared to the same period in fiscal 2007 primarily due to depreciation and amortization expense associated with the depreciable assets and identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006.

We anticipate that depreciation and amortization expense for the remainder of fiscal 2008 will increase over fiscal 2007 primarily as a result of additional capital expenditures made during fiscal 2008 associated with our new corporate headquarters, the opening of four new call centers, and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for the three months ended February 29, 2008 decreased $1.3 million compared to the three months ended February 28, 2007, primarily as a result of repayments on outstanding borrowings under the Third Amended Credit Agreement. Interest expense for the six months ended February 29, 2008 increased $3.8 million compared to the six months ended February 28, 2007, primarily due to borrowings under the Third Amended Credit Agreement.

We anticipate that interest expense for the remainder of fiscal 2008 will decrease over fiscal 2007 primarily as a result of an expected decrease in interest rates on outstanding borrowings under the Third Amended Credit Agreement.

Income Tax Expense

Our effective tax rate increased to 41.2% and 41.1% for the three and six months ended February 29, 2008 compared to 39.6% and 40.0% for the three and six months ended February 28, 2007 primarily due to increased expenses incurred in international initiatives and the lack of tax benefit on certain of these expenses, as well as the impact of interest accruals related to unrecognized tax benefits included in our income tax provision. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, tax interest accruals, and certain non-deductible expenses for income tax purposes.

We anticipate that our effective tax rate for the remainder of fiscal 2008 will not change significantly; however, we continue to evaluate the impact of our growth on our geographic mix of earnings and overall state tax rate.

Liquidity and Capital Resources

Operating activities for the six months ended February 29, 2008 generated cash of $50.0 million compared to $24.6 million for the same period in fiscal 2007. The increase in operating cash flow resulted primarily from the following:

•	a lower employee bonus payment during the six months ended February 29, 2008 compared to the six months ended February 28, 2007;
•

a decrease in income tax payments during the six months ended February 29, 2008 compared to the six months ended February 28, 2007, due to 1) increased final tax payments in fiscal 2007 pertaining to the previous fiscal year and 2) a lower level of employee stock option exercises during the six months ended February 28, 2007; and

•	lease incentives received during the six months ended February 29, 2008, primarily related to our new corporate headquarters.

These increases were partially offset by a decrease in operating cash flow during the six months ended February 29, 2008 compared to the six months ended February 28, 2007, primarily due to an increase in days’ sales outstanding in accounts receivable to 55 days at February 29, 2008 from 53 days at February 28, 2007.

Investing activities during the six months ended February 29, 2008 used $46.1 million in cash, which primarily consisted of purchases of property and equipment associated with our new corporate headquarters, information technology hardware and software, and new call centers.

Financing activities during the six months ended February 29, 2008 used $10.8 million in cash, primarily from repayments on borrowings under the Third Amended Credit Agreement and repurchases of our common stock, somewhat offset by proceeds from the exercise of stock options and the related tax benefit.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of February 29, 2008, availability under our revolving credit facility totaled $317.9 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of February 29, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

On December 21, 2006, we entered into an amortizing interest rate swap agreement for the management of interest rate exposure. By entering into this interest rate swap agreement, we effectively converted $230.0 million of floating rate debt to a fixed obligation with an interest rate of 4.995%. The principal value of the swap arrangement amortizes over a 39-month period and terminates on March 31, 2010. In addition, we entered into a second interest rate swap agreement on December 11, 2007. By entering into this interest rate swap agreement, we effectively converted $40.0 million of floating rate debt to a fixed obligation with an interest rate of 3.987%. We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

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

In July 2007, our Board of Directors authorized a share repurchase program which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009. As of February 29, 2008, $89.7 million of our common stock is still subject to repurchase under this program.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations from those reported at August 31, 2007 in our Annual Report on Form 10-K, except for a new perpetual license agreement and 25-year strategic relationship agreement that we entered into during the second quarter of fiscal 2008. We have total contractual cash obligations of $45.0 million related to these agreements, $25.0 million of which will occur ratably during the first five years of the agreements, and the remaining $20.0 million of which will occur ratably over the last 20 years of the agreements.

In addition to the above and as discussed in Note 4, we adopted the provisions of FIN No. 48 on September 1, 2007. Total unrecognized tax benefits as of September 1, 2007 were $11.1 million. We have classified the liability for unrecognized tax benefits as long-term in the consolidated balance sheet. Due to the uncertainties related to these tax positions, we are currently unable to determine when these unrecognized tax positions will result in obligations requiring future cash payments.

Recently Issued Accounting Standards

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

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”, which defers by one year the effective date of the provisions of SFAS No. 157 for non-recurring, nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This statement expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred.

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have not yet completed our analysis of the impact that the implementation of SFAS No. 141(R) will have on our results of operations or financial condition.

Accounting for Uncertainty in Income Taxes

On September 1, 2007, we adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (see Note 4). FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. As a result of the adoption of FIN No. 48, we recorded a $0.7 million decrease to the beginning balance of retained earnings as a cumulative effect of a change in accounting principle.

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

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we have entered into two interest rate swap agreements effectively converting $230.0 million and $40.0 million of floating rate debt to fixed obligations with interest rates of 4.995% and 3.987%, respectively.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.4 million for the six months ended February 29, 2008.

As of February 29, 2008, as a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the six months ended February 29, 2008. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 29, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

On December 1, 2006, we completed our acquisition of Axia. We continue to evaluate additional processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Axia, and such evaluation will be reported in management’s annual assessment of internal control over financial reporting in our 2008 Annual Report on Form 10-K.

Excluding Axia, there have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

In June 1994, a former employee whom we dismissed in February 1994 filed a “whistle blower” action on behalf of the United States government. Subsequent to its review of this case, the federal government determined not to intervene in the litigation. The employee sued Healthways, Inc. and our wholly-owned subsidiary, American Healthways Services, Inc. (“AHSI”), as well as certain named and unnamed medical directorsand one named client hospital, West Paces Medical Center (“WPMC”), and other unnamed client hospitals.

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

In the action by the former employee, discovery is complete but no trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Healthways, Inc. was held on February 14, 2008.

(b)	The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Thomas G. Cigarran, Dr. C. Warren Neel, and John W. Ballantine as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Withheld
Thomas G. Cigarran	32,403,781	1,735,262
C. Warren Neel	32,732,861	1,406,182
John W. Ballantine	33,784,030	355,013

(ii)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008. The voting results were as follows:

For	Against	Abstain from Voting
33,891,692	56,694	190,657

(iii)

Amendment of the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 75,000,000 to 120,000,000. The voting results of the above-mentioned amendment were as follows:

For	Against	Abstain from Voting
28,931,849	5,002,653	204,541

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

3.1	Restated Certificate of Incorporation for Healthways, Inc., as amended

10.1	Amendment No. 2 to Employment Agreement dated February 13, 2008 between the Company and Henry D. Herr

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	April 8, 2008	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	April 8, 2008	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)