Form 10-Q
period 2008-05-31
HEALTHWAYS, INC
filed 2008-07-10
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 000-19364

HEALTHWAYS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1117144
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

701 Cool Springs Boulevard, Franklin, TN 37067
(Address of Principal Executive Offices) (Zip Code)

615-614-4929
(Registrant’s Telephone Number, Including Area Code)

3841 Green Hills Village Drive, Nashville, TN 37215
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

Yes ☐ No ☒

As of July 3, 2008 there were outstanding 33,587,978 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	May 31,	August 31,
	2008	2007
Current assets:
Cash and cash equivalents	$17,836	$47,655
Accounts receivable, net	121,412	80,201
Prepaid expenses	9,115	10,370
Other current assets	4,813	4,319
Income taxes receivable	—	1,741
Deferred tax asset	7,554	7,145
Total current assets	160,730	151,431

Property and equipment:
Leasehold improvements	34,422	19,268
Computer equipment and related software	127,909	87,843
Furniture and office equipment	28,036	20,435
Capital projects in process	14,266	12,336
	204,633	139,882
Less accumulated depreciation	(94,952)	(81,160)
	109,681	58,722

Long-term deferred tax asset	8,045	—

Other assets	17,995	15,609

Customer contracts, net	36,333	41,777
Other intangible assets, net	73,635	77,722
Goodwill, net	484,178	483,584

Total assets	$890,597	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	August 31,
	2008	2007
Current liabilities:
Accounts payable	$13,942	$13,630
Accrued salaries and benefits	27,616	18,960
Accrued liabilities	23,499	22,146
Deferred revenue	8,032	7,918
Contract billings in excess of earned revenue	74,873	72,829
Income taxes payable	17,692	—
Current portion of long-term debt	3,446	2,213
Current portion of long-term liabilities	3,901	2,943
Total current liabilities	173,001	140,639

Long-term debt	350,905	297,059
Long-term deferred tax liability	—	14,009
Other long-term liabilities	33,973	14,388

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 and 75,000,000 shares authorized,
33,571,928 and 35,606,482 shares outstanding	34	35
Additional paid-in capital	202,884	188,126
Retained earnings	130,568	174,641
Accumulated other comprehensive loss	(768)	(52)
Total stockholders’ equity	332,718	362,750

Total liabilities and stockholders’ equity	$890,597	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Revenues	$191,439	$167,900	$546,225	$445,236
Cost of services (exclusive of depreciation and amortization of $9,290, $7,330, $24,575, and $20,423, respectively, included below)	129,014	115,697	378,557	302,266
Selling, general & administrative expenses	20,474	18,931	54,168	47,990
Depreciation and amortization	12,990	10,139	34,053	27,225

Operating income	28,961	23,133	79,447	67,755
Interest expense	5,237	5,988	15,572	12,534

Income before income taxes	23,724	17,145	63,875	55,221
Income tax expense	9,750	6,353	26,264	21,571

Net income	$13,974	$10,792	$37,611	$33,650

Earnings per share:
Basic	$0.40	$0.31	$1.06	$0. 96

Diluted	$0.39	$0.29	$1.01	$0.91

Weighted average common shares
and equivalents:
Basic	34,593	35,133	35,444	34,907
Diluted	35,971	37,070	37,196	36,855

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended May 31, 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, August 31, 2007	$—	$35	$188,126	$174,641	$(52)	$362,750

Cumulative effect of change in accounting
principle – adoption of FIN 48	—	—	—	(687)	—	(687)

Comprehensive income:

Net income	—	—	—	37,611	—	37,611

Net change in fair value of interest rate
swaps, net of income taxes of $845	—	—	—	—	(1,203)	(1,203)

Foreign currency translation adjustment	—	—	—	—	487	487

Total comprehensive income						36,895

Exercise of stock options	—	1	6,151	—	—	6,152

Repurchases of common stock	—	(2)	(13,341)	(80,997)	—	(94,340)

Tax benefit of option exercises	—	—	9,747	—	—	9,747

Share-based employee compensation expense	—	—	12,201	—	—	12,201

Balance, May 31, 2008	$—	$34	$202,884	$130,568	$(768)	$332,718

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net income	$37,611	$33,650
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	34,053	27,225
Amortization of deferred loan costs	874	697
Share-based employee compensation expense	12,201	12,546
Excess tax benefits from share-based payment arrangements	(9,367)	(7,257)
Increase in accounts receivable, net	(41,230)	(7,641)
Decrease (increase) in other current assets	4,266	(4,841)
Decrease in accounts payable	(1,869)	(212)
Increase (decrease) in accrued salaries and benefits	8,656	(18,007)
Increase in other current liabilities	24,568	37,690
Deferred income taxes	(11,068)	(8,157)
Other	13,902	4,071
(Increase) decrease in other assets	(1,356)	1,732
Payments on other long-term liabilities	(1,972)	(1, 247)
Net cash flows provided by operating activities	69,269	70,249

Cash flows from investing activities:
Acquisition of property and equipment	(70,682)	(19,864)
Acquisitions, net of cash acquired	(358)	(466,979)
Purchase of investment	—	(9,047)
Other, net	(2,439)	(13)
Net cash flows used in investing activities	(73,479)	(495,903)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	85,420	350,000
Deferred loan costs	—	(4,357)
Proceeds from sale of unregistered common stock	—	5,000
Repurchases of common stock	(94,340)	—
Excess tax benefits from share-based payment arrangements	9,367	7,257
Payments of long-term debt	(32,208)	(30,641)
Exercise of stock options	6,152	5,224
Net cash flows (used in) provided by financing activities	(25,609)	332,483

Net decrease in cash and cash equivalents	(29,819)	(93,171)

Cash and cash equivalents, beginning of period	47,655	154,792

Cash and cash equivalents, end of period	$17,836	$61,621

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three and nine months ended May 31, 2008 and 2007 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

Fair Value Measurement

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Accounting for Uncertainty in Income Taxes

On September 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 4 for further discussion of the impact of the adoption of FIN No. 48.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three and nine months ended May 31, 2008, we recognized share-based compensation costs of $4.2 million and $12.2 million, respectively. For the three and nine months ended May 31, 2007, we recognized share-based compensation costs of $4.3 million and $12.5 million, respectively.

In October 2007, we granted annual equity awards, including stock options and restricted stock units, for fiscal 2007 performance. A summary of our stock options as of May 31, 2008 and changes during the nine months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2007	5,245	$22.46
Granted	592	49.96
Exercised	(580)	10.98
Forfeited or expired	(148)	38.71
Outstanding at May 31, 2008	5,109	$26.49	5.06	$53,837
Exercisable at May 31, 2008	2,563	$13.29	4.40	$49,158

The weighted-average grant-date fair value of options granted during the three and nine months ended May 31, 2008 was $14.89 and $23.12, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of May 31, 2008 as well as activity during the nine months then ended:

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2007	364	$43.76
Granted	168	51.81
Vested	(1)	34.84
Forfeited	(31)	46.73
Nonvested at May 31, 2008	500	$46.31

(4)	Income Taxes

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

Adopting FIN No. 48 had the following impact on our financial statements: increased other long-term liabilities by $11.9 million; decreased our income taxes payable by $0.2 million; decreased long-term deferred tax liabilities by $11.0 million; and decreased our retained earnings by $0.7 million. As of September 1, 2007, we had $11.1 million of unrecognized tax benefits of which $0.4 million, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007, we had accrued interest related to uncertain tax positions of $0.8 million on our balance sheet. During the nine months ended May 31, 2008, we included approximately $0.4 million of interest as a component of income tax expense.

As a result of an amendment to our Cooperative Agreement with the Centers for Medicare & Medicaid Services (“CMS”), during the quarter ended May 31, 2008 we changed our expectation for the timing of the recognition into taxable income of certain funds received from CMS. Based upon this change, we have reclassified approximately $8.0 million of the long-term liability established upon adoption of FIN No. 48 to a current tax liability and expect it to be paid in fiscal 2008.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in these jurisdictions include 2004 to present. We are currently under audit by the Internal Revenue Service for our 2005 tax year.

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

As a result of our international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is economically hedged with currency options and forward contracts in order to minimize our exposure to fluctuations in foreign currency exchange rates. Principal currencies hedged include the Euro and British pound. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our foreign currency derivatives as other current assets or accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under these interest rate swap agreements, the interest rate is fixed with respect to specified amounts of notional principal. The swaps are accounted for in accordance with SFAS No. 133 and were designated at their inception as qualifying cash flow hedges; thus, they are recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income. The fair values of the swaps at May 31, 2008 of $1.9 million and ($4.3) million have been reported in other assets and other long-term liabilities, respectively, with an offset, net of tax, included in accumulated other comprehensive loss in the consolidated balance sheet.

(6)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of May 31, 2008, availability under our revolving credit facility totaled $242.9 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

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

We believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to the claims made in the case and the related arbitration proceeding, and intend to contest the claims vigorously. Nevertheless, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of these matters which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of this case and all related matters will not have a material effect on our liquidity or financial condition. As these matters are subject to inherent uncertainties, management’s view of these matters may change in the future.

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business.

(8)	Comprehensive Income

Comprehensive income, net of income taxes, was $16.2 million and $11.5 million for the three months ended May 31, 2008 and 2007, respectively, and $36.9 million and $34.3 million for the nine months ended May 31, 2008 and 2007, respectively.

(9)	Share Repurchases

The following table contains information for shares of our Common Stock that we repurchased during the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 1 through 31	519,743	$34.14	738,781	$71,984,005
April 1 through 30	2,002,705	$35.94	2,741,486	—
May 1 through 31	—	—	2,741,486	—
Total	2,522,448

(1) All share repurchases between March 1, 2008 and May 31, 2008 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on July 5, 2007, which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009.

(10)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended May 31, 2008 and 2007:

(In 000s, except per share data)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
Numerator:
Net income - numerator for basic earnings per share	$13,974	$10,792	$37,611	$33,650

Denominator:
Shares used for basic earnings per share	34,593	35,133	35,444	34,907
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	1,245	1,863	1,615	1,893
Restricted stock units	133	74	137	55
Shares used for diluted earnings per share	35,971	37,070	37, 196	36,855

Earnings per share:
Basic	$0.40	$0.31	$1.06	$0.96
Diluted	$0.39	$0.29	$1.01	$0.91

Dilutive securities outstanding not included in the computation of earnings per share because their effect
is antidilutive:	1,857	1,160	909	1,113

(11)	Subsequent Events

Beginning on June 5, 2008, Healthways and its Chairman, Chief Executive Officer and Chief Financial Officer (collectively, the “Class Action Defendants”) were named as defendants in two purported class actions filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division (the “Class Action Complaints”).   The Class Action Complaints seek monetary damages on behalf of persons who purchased the Company’s common stock between October 17, 2007 and February 26, 2008 (the “Proposed Class Period”).  These suits allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to certain disclosures made by Healthways during the Proposed Class Period regarding its results of operations, business and prospects. Discovery in these cases has not yet commenced and no trial dates have been set.

Also, on June 27, 2008, a shareholder filed a shareholder's derivative action purportedly on behalf of Healthways in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against all of Healthways’ directors and certain of its officers. This action is based upon substantially the same facts alleged in the Class Action Complaint described above. The plaintiff shareholder is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Discovery in the case has not yet commenced and no trial date has been set.

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

We deliver our programs to customers, which include health plans, governments, employers, and hospitals, in all 50 states, the District of Columbia, and Puerto Rico. We began delivering our Health and Care Support programs in Germany and Brazil in January 2008 and June 2008, respectively. Our services include:

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

Predicated on the fundamental belief that healthier people cost less and are more productive, Healthways’ programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and promote the best possible health habits for those who are already affected by disease. At the same time, we recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously. By providing the full spectrum of Health and Care Support services to meet each individual’s needs, we believe that our interventions can be delivered both at scale and in a manner that reflects the unique needs of each consumer over time. Further, Healthways’ extensive and fully accredited complementary and alternative provider network offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Highlights of Performance for the Three and Nine Months Ended May 31, 2008

•

Revenues for the three months ended May 31, 2008 increased 14.0% over the three months ended May 31, 2007. Revenues for the nine months ended May 31, 2008, which included nine months of operations related to the acquisition of Axia on December 1, 2006, increased 22.7% over the nine months ended May 31, 2007.

•

Net income for the three months ended May 31, 2008 increased 29.5% over the three months ended May 31, 2007. Net income for the nine months ended May 31, 2008, which included nine months of operations related to the acquisition of Axia, increased 11.8% over the nine months ended May 31, 2007.

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
•

our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts with customers and/or our Cooperative Agreement with the CMS ahead of data collection and reconciliation in order to provide forward-looking guidance;

•

the effect of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•

our ability to effect the financial, clinical, and satisfaction outcomes under our Cooperative Agreement with CMS and reach mutual agreement with CMS with respect to results necessary to achieve success under Phase I of Medicare Health Support;

•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the potential adverse effects of additional regulatory requirements imposed by foreign governments and other regulatory bodies;
•	our ability to effectively manage any growth that we might experience;
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

•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•	our ability and/or the ability of our customers to enroll participants in our Health and Care Support programs in a manner and within the timeframe anticipated by us;
•	our ability to collect contractually earned performance incentive bonuses;
•	the ability of our customers and/or CMS to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt and make principal and interest payments as those payments become due;
•	our ability to integrate the operations and technology platforms of Axia and other acquired businesses or technologies into our business;
•	our ability to develop new products and deliver outcomes on those products, including those anticipated from our strategic relationship with Medco, Inc.;
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

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans, typically have one-year terms. Some contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the nine months ended May 31, 2008 were performance-based and were subject to final reconciliation as of May 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We are currently participating in a Medicare Health Support pilot awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. The pilot is scheduled to terminate on July 31, 2008. We began operating this pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot are performance-based. The pilot is for complex diabetes and congestive heart failure disease management services and, while operationally similar to our programs for commercial and Medicare Advantage health plan populations, has been modified for the special needs and conditions of this population. In addition, we began serving 20,000 beneficiaries in Georgia in September 2005 in collaboration with CIGNA HealthCare, Inc (“CIGNA”). CIGNA terminated its Chronic Care Improvement Program Cooperative Agreement with CMS effective January 14, 2008. The majority of our fees under our contract with CIGNA were performance-based.

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

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver Health and Care Support services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our Health and Care Support services.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide Health and Care Support services to their members. Some contracts allow the customer to terminate early. Restructurings and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 19% and 20% of our revenues for the three and nine months ended May 31, 2008 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of May 31, 2008 and 2007 were as follows:

	May 31,	May 31,
(In 000s)	2008	2007
Domestic commercial available lives(1)	189,400	187,400
Domestic commercial billed lives	28,900	27,100

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at May 31, 2008. Annualized revenue in backlog as of May 31, 2008 and 2007 was as follows:

	May 31,	May 31,
(In 000s)	2008	2007
Annualized revenue in backlog	$13,774	$22,871

Our Health and Care support services with self-insured employer accounts are primarily contracted through the Administrative Services Only (ASO) line of business with our health plan customers, in which our health plan customers do not assume medical cost risk but provide, among other services, administrative claim and health network access services. Signed contracts between these self-insured employers and our health plan customers are incorporated in our contracts with our health plan customers, and these program-eligible members are included in the domestic commercial available and billed lives or in the annualized revenue in backlog reported in the table above, as appropriate.

Business Strategy

Our primary strategy is to optimize the health of entire populations, as well as the quality and affordability of healthcare, through our Health and Care Support solutions both domestically and internationally, thereby creating value for individuals, health plans, governments, and employers. We plan to continue using our scalable state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

We continue to see increasing demand for integrated Health and Care Support solutions from self-insured employers. As a result, we expect to continue adding and enhancing solutions to extend our reach and effectiveness for entire populations. The flexibility of our programs allows customers to enter the Health and Care Support market at the level of services that they deem appropriate for their organization. Customers may select from a single Health or Care Support program to a total-population approach, in which all members of the customer’s population are eligible to receive the benefit of our programs.

We deliver programs that engage consumers in their health. We believe that we can achieve health improvements and generate significant cost savings and productivity improvements by addressing consumer and customer needs for effective programs that support the individual throughout his or her lifetime.

We anticipate that we will continue to enhance, expand and further integrate our Health and Care Support capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the nine months ended May 31, 2008 were performance-based and were subject to final reconciliation as of May 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

All of the fees under the Medicare Health Support pilot in which we are currently participating are performance-based. Our original cooperative agreement required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. Under an amendment to our agreement, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which is measured as a separate cohort for two years, by the end of which the program is required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial cohort and the refresh population to budget neutrality from 5.0% net savings and 2.5% net savings, respectively. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of May 31, 2008, contract billings in excess of earned revenue related to the Medicare Health Support pilots totaled $60.8 million.

Ifdata is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meetingperformance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account entitled “contract billings in excess of earned revenue.” Only in the event we do not meet performance levels by the end of the measurement period, typically one year, are we contractually obligated to refund some or all of the performance-based fees. We would only reverse revenues that we had already recognized if performance to date in the measurement period, previously above targeted levels, subsequently dropped below targeted levels. Historically, any such adjustments have been immaterial to our financial condition and results of operations.

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of May 31, 2008, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $44.9 million. Of this amount, $5.3 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $39.6 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During the nine months ended May 31, 2008, we recognized a net increase in revenue of approximately $1.4 million that related to services provided prior to fiscal 2008.

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

Results of Operations

The following table shows the components of the statements of operations for the three and nine months ended May 31, 2008 and 2007 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	67.4%	68.9%	69.3%	67.9%
Selling, general and administrative expenses	10.7%	11.3%	9.9%	10.8%
Depreciation and amortization	6.8%	6.0%	6.2%	6.1%
Operating income (1)	15.1%	13.8%	14.5%	15.2%

Interest expense	2.7%	3.6%	2.9%	2.8%

Income before income taxes (1)	12.4%	10.2%	11.7%	12.4%
Income tax expense	5.1%	3.8%	4.8%	4.8%

Net income	7.3%	6.4%	6.9%	7.6%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended May 31, 2008 increased $23.5 million, or 14.0%, over revenues for the three months ended May 31, 2007, primarily due to the following:

•	$8.3 million due to the commencement of new contracts since the beginning of the third quarter of fiscal 2007;
•	$7.0 million due to the addition of new programs or the expansion of existing programs into additional populations with existing customers since the beginning of the third quarter of fiscal 2007;
•	$6.5 million due to increased membership in customers’ existing programs; and
•

$5.2 million from the Medicare Health Support pilot due to the signing of an amendment in April 2008 to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial cohort and the refresh population to budget neutrality from 5.0% net savings and 2.5% net savings, respectively, and resulted in revenue recognition based on performance data.

These increases were partially offset by decreases in revenues of $6.9 million primarily due to contract terminations with certain customers as well as incentive bonus revenues related to one customer that were recognized during the three months ended May 31, 2007.

Revenues for the nine months ended May 31, 2008 increased $101.0 million, or 22.7%, over revenues for the nine months ended May 31, 2007 primarily due to the acquisition of Axia on December 1, 2006. The remainder of the increase is primarily due to the following:

•	$25.5 million due to increased membership in customers’ existing programs; and
•	$18.7 million due to the addition of new programs or the expansion of existing programs into additional populations with existing customers since the beginning of fiscal 2007.

These increases were partially offset by decreases in revenues of $20.1 million related to the following: contract terminations with certain customers, a decline in participation associated with a change in the delivery model for one customer, and a reduction in the scope of our services with one customer.

We anticipate that, despite the aforementioned contract terminations and contract scope reductions, revenues for the remainder of fiscal 2008 will increase over fiscal 2007 revenues primarily due to contracts with new customers, additional or expanded programs with existing customers, and increased membership in customers’ existing programs since the end of fiscal 2007, as noted above. We further anticipate that our ability to continue to increase revenues year over year will largely depend on our ability to add revenues in a manner and in a timeframe that will more than offset revenue declines from any contract terminations or reductions in scope of services, such as those noted above.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 67.4% for the three months ended May 31, 2008 compared to 68.9% for the three months ended May 31, 2007. The decrease is primarily due to the following:

•	decreased costs related to the Medicare Health Support pilot in which we participated in collaboration with CIGNA, which CIGNA terminated effective January 14, 2008;
•	decreased integration costs related to the acquisition of Axia; and
•	efficiencies related to certain cost management initiatives.

These decreases were partially offset by the following increases in cost of services as a percentage of revenues:

•	an increased portion of our revenue growth generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs;
•	severance costs related to capacity consolidation during the three months ended May 31, 2008; and
•

an increase in the level of employee bonus provision during the three months ended May 31, 2008 compared to the three months ended May 31, 2007 based on the Company’s year-to-date financial performance against established internal targets during these periods.

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the nine months ended May 31, 2008 increased to 69.3% compared to 67.9% for the nine months ended May 31, 2007. The increase is primarily due to the following:

•	an increased portion of our revenue growth generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs; and
•

costs related to the opening of four new call centers, including the initial operating costs related to hiring and training, as well as the resulting lower capacity utilization during the early months of operations.

These increases were partially offset by decreases in cost of services as a percentage of revenues for the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily due to decreased costs related to the Medicare Health Support pilot in which we participated in collaboration with CIGNA, which CIGNA terminated effective January 14, 2008.

We anticipate that cost of services for the remainder offiscal 2008 will increase over fiscal 2007 primarily as a result of expenses associated with increases in operating staff required for the increase in demand for our services in fiscal 2008, increases in indirect staff costs associated with the continuing development and implementation of our Health and Care Support services, and increases in information technology and other support staff and costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 10.7% for the three months ended May 31, 2008 compared to 11.3% for the three months ended May 31, 2007, primarily due to the following:

•	efficiencies from the integration of the Axia acquisition and a decrease in the related integration costs; and
•	a decrease in professional consulting fees related to certain strategic initiatives.

These decreases were somewhat offset by increases in selling, general and administrative expenses as a percentage of revenues related to relocating to and operating our new corporate headquarters during the three months ended May 31, 2008.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.9% for the nine months ended May 31, 2008 compared to 10.8% for the nine months ended May 31, 2007, primarily due to the following:

•	efficiencies from the integration of the Axia acquisition; and
•	our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

These decreases were partially offset by increases in selling, general and administrative expenses as a percentage of revenues related to relocating to and operating our new corporate headquarters during the three months ended May 31, 2008.

We anticipate that selling, general and administrative expenses for the remainder of fiscal 2008 will decrease slightly over fiscal 2007 primarily due to efficiencies from the integration of Axia and certain cost management initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased 28.1% for the three months ended May 31, 2008 compared to the three months ended May 31, 2007, primarily due to increased depreciation expense resulting from capital expenditures on computer software, which we made to enhance our information technology capabilities, and increased amortization expense associated with patents which were acquired in August 2007.

Depreciation and amortization expense increased 25.1% for the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily due to the following:

•	depreciation and amortization expense associated with the depreciable assets and identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006;
•	increased depreciation expense resulting from capital expenditures on computer software, which we made to enhance our information technology capabilities; and
•	increased amortization expense associated with patents which were acquired in August 2007.

We anticipate that depreciation and amortization expense for the remainder of fiscal 2008 will increase over fiscal 2007 primarily as a result of additional capital expenditures made during fiscal 2008 associated with our new corporate headquarters, the opening of four new call centers, and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for the three months ended May 31, 2008 decreased $0.8 million compared to the three months ended May 31, 2007, primarily as a result of a decrease in interest rates on outstanding borrowings under the Third Amended Credit Agreement.

Interest expense for the nine months ended May 31, 2008 increased $3.0 million compared to the nine months ended May 31, 2007, primarily related to increased interest expense during the three months ended November 30, 2007 compared to the three months ended November 30, 2006 due to borrowings under the Third Amended Credit Agreement related to the acquisition of Axia on December 1, 2006. This increase was somewhat offset by a decrease in interest expense due to a lower average level of outstanding borrowings during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007 due to repayments of revolving debt since December 1, 2006.

We anticipate that interest expense for the remainder of fiscal 2008 will decrease slightly over fiscal 2007 primarily as a result of lower interest rates, somewhat offset by a higher level of outstanding borrowings under the Third Amended Credit Agreement.

Income Tax Expense

Our effective tax rate was 41.1% for both the three and nine months ended May 31, 2008 compared to 37.1% and 39.1% for the three and nine months ended May 31, 2007. The tax rate for the three and nine months ended May 31, 2008 includes the impact of interest accruals related to unrecognized tax benefits included in our income tax provision. The tax rate for the three and nine months ended May 31, 2007 was favorably impacted by a lower than anticipated state tax rate. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, tax interest accruals, and certain non-deductible expenses for income tax purposes.

We anticipate that our effective tax rate for the remainder of fiscal 2008 will not change significantly; however, we continue to evaluate the impact of changes in our operating profile both in the United States and abroad on our geographic mix of earnings.

Liquidity and Capital Resources

Operating activities for the nine months ended May 31, 2008 generated cash of $69.3 million compared to $70.2 million for the same period in fiscal 2007. The decrease in operating cash flow resulted primarily from an increase in days’ sales outstanding in accounts receivable to 59 days at May 31, 2008 from 47 days at May 31, 2007 primarily due to timing of cash receipts from several large customers.

This decrease was somewhat offset by an increase in operating cash flow during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily due to the following:

•	a lower employee bonus payment during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007;
•

a decrease in income tax payments during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily due to 1) increased final tax payments in fiscal 2007 pertaining to the previous fiscal year and 2) a decrease in estimated tax payments during fiscal 2008, primarily due to a higher tax benefit from employee stock option exercises during the period on which the estimated payments were based; and

•	lease incentives received during the nine months ended May 31, 2008, primarily related to our new corporate headquarters.

Investing activities during the nine months ended May 31, 2008 used $73.5 million in cash, which primarily consisted of purchases of property and equipment associated with our new corporate headquarters, information technology hardware and software, and new call centers.

Financing activities during the nine months ended May 31, 2008 used $25.6 million in cash, primarily from repurchases of our common stock and repayments on borrowings under the Third Amended Credit Agreement. These uses were somewhat offset by additional borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of May 31, 2008, availability under our revolving credit facility totaled $242.9 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of (i) total funded debt to EBITDA, (ii) fixed charge coverage, and (iii) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of May 31, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of May 31, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

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

In July 2007, our Board of Directors authorized a share repurchase program which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009. As of May 31, 2008, we had repurchased the full $100 million of our common stock authorized under the share repurchase program.

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

In addition to the above and as discussed in Note 4, we adopted the provisions of FIN No. 48 on September 1, 2007.  Total unrecognized tax benefits as of September 1, 2007 were $11.1 million.  We expect $8.0 million of these unrecognized tax benefits to be paid in fiscal 2008 and have classified them as a current liability in the consolidated balance sheet.  We have classified the remaining $3.1 million of these unrecognized tax benefits as a long-term liability in the consolidated balance sheet and are currently unable to determine when they will result in obligations requiring future cash payments due to the uncertainties related to these tax positions.

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

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we have entered into six interest rate swap agreements effectively converting our floating rate debt to fixed obligations with interest rates ranging from 3.433% to 4.995%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.7 million for the nine months ended May 31, 2008.

As a result of our investment in international initiatives, as of May 31, 2008 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the nine months ended May 31, 2008. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

Excluding Axia, there have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Former Employee Action

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

Securities Class Action Litigation

Beginning on June 5, 2008, Healthways and its Chairman, Chief Executive Officer and Chief Financial Officer (collectively, the “Class Action Defendants”) were named as defendants in two purported class actions filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division (the “Class Action Complaints”).   The Class Action Complaints seek monetary damages on behalf of persons who purchased the Company’s common stock between October 17, 2007 and February 26, 2008 (the “Proposed Class Period”).  These suits allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to certain disclosures made by Healthways during the Proposed Class Period regarding its results of operations, business and prospects. Discovery in these cases has not yet commenced and no trial dates have been set.

Shareholder Derivative Lawsuit

On June 27, 2008, a shareholder filed a shareholder's derivative action purportedly on behalf of Healthways in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against all of Healthways’ directors and certain of its officers. This action is based upon substantially the same facts alleged in the Class Action Complaint described above. The plaintiff shareholder is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Discovery in the case has not yet commenced and no trial date has been set.

General Liability and Other Claims

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business.

It is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations in a particular financial reporting period. We believe that we will continue to incur legal expenses associated with the defense of these matters which may be material to our consolidated results of operations in a particular financial reporting period. However, we believe that any resolution of these legal matters will not have a material adverse impact on our liquidity or financial condition. As these matters are subject to inherent uncertainties, management’s view of these matters may change in the future.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of our Common Stock that we repurchased during the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 1 through 31	519,743	$34.14	738,781	$71,984,005
April 1 through 30	2,002,705	$35.94	2,741,486	—
May 1 through 31	—	—	2,741,486	—
Total	2,522,448

(1) All share repurchases between March 1, 2008 and May 31, 2008 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on July 5, 2007, which allows for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

10.1	Employment Agreement dated April 24, 2008 between the Company and Anne Wilkins

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	July 10, 2008	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	July 10, 2008	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)