Form 10-K
period 2008-08-31
HEALTHWAYS, INC
filed 2008-10-30
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2008

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

(615) 614-4929
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

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the registrant was approximately $1.2 billion based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of October 17, 2008, 33,614,758 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2009 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.

Form 10-K

PART I.

Item 1. Business

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce both direct healthcare costs and costs associated with the loss of health-related employee productivity.

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

•	incorporating current evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members’ care with their healthcare providers; and
•	providing software licensing and management consulting in support of health and care support services.

Our programs focus on prevention, education, physical fitness, health coaching, behavior change and evidence-based interventions to drive adherence to proven standards of care, medication regimens and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will optimize the health status of member populations and reduce both the short-term and long-term direct healthcare costs for participants, including costs associated with the loss of health-related employee productivity.

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

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during fiscal 2008 were performance-based and were subject to final reconciliation as of August 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We participated in two Medicare Health Support pilots, which terminated in January 2008 and July 2008, respectively. These pilots were awarded under the Chronic Care Improvement Program authorized by the Medicare Modernization Act of 2003. We began operating one pilot in August 2005 to serve 20,000 Medicare fee-for-service beneficiaries in Maryland and the District of Columbia. All fees under this pilot were performance-based. This pilot ended on its scheduled termination date of July 31, 2008. In addition, we began serving 20,000 beneficiaries in Georgia in September 2005 in collaboration with CIGNA HealthCare, Inc (“CIGNA”). CIGNA terminated its Chronic Care Improvement Program Cooperative Agreement with the Centers for Medicare & Medicaid Services (“CMS”) effective January 14, 2008. The majority of our fees under our contract with CIGNA were performance-based. Both pilots were for complex diabetes and congestive heart failure disease management services and, while operationally similar to our programs for commercial and Medicare Advantage health plan populations, were modified for the special needs and conditions of this population.

In June 2006, we signed an amendment to our cooperative agreement with CMS for our Medicare Health Support stand-alone pilot in Maryland and the District of Columbia, which, among other things, enabled us to provide congestive heart failure programs to approximately 4,500 additional Medicare fee-for-service beneficiaries for two years beginning on August 1, 2006 (the “refresh population”). This pilot also ended on its scheduled termination date of July 31, 2008. All fees for the refresh population were performance-based.

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our Health and Care Support services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our Health and Care Support services.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of August 31, 2008 and 2007 were as follows:

	August 31,	August 31,
(In 000s)	2008	2007
Available lives(1)	192,500	188,500
Billed lives	31,700	27,400

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at August 31, 2008. Annualized revenue in backlog as of August 31, 2008 and 2007 was as follows:

	August 31,	August 31,
(In 000s)	2008	2007
Annualized revenue in backlog	$13,600	$39,900

Increasing demand for our Health and Care Support services from self-insured employer accounts, which generally begin their benefit year on January 1, has historically resulted in a disproportionate amount of our new business beginning in our second fiscal quarter.

Business Strategy

Our primary strategy is to optimize the health of entire populations, as well as the quality and affordability of healthcare, through our Health and Care Support solutions both domestically and internationally, thereby creating value for individuals, their families, health plans, governments, and employers. Our programs are designed to help keep healthy individuals healthy, mitigate and retard the progression to disease associated with family or lifestyle risk factors, and promote the best possible health for those who are already affected by disease. We plan to continue using our scalable state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks and proprietary technologies to gain a competitive advantage in delivering our Health and Care Support services.

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

Segment and Major Customer Information

We have one reportable segment, Health and Care Support services. During fiscal 2008, CIGNA HealthCare, Inc. and Blue Cross and Blue Shield of Massachusetts, Inc. comprised approximately 20% and 10%, respectively, of our revenues. No other customers accounted for 10% or more of our revenues in fiscal 2008.

Competition

The health-care industry is highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of care support, health support, and other services to health plans and self-insured employers, or have announced an intention to offer such services. These entities include disease management companies, health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, health care organizations, providers, pharmacy benefit management companies, health care information technology companies and other entities that provide services to health plans and self-insured employers.

We believe we have advantages over our competitors because of our breadth and depth of health and care support capabilities, state-of-the-art call center technology linked to our proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment, pre-testing and training of our clinical colleagues, the comprehensive clinical nature of our product offerings, our established reputation for providing health and care support services to members with health risks or chronic diseases, and the proven financial and clinical outcomes of our programs; however, we cannot assure you that we can compete effectively with these companies.

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

Certain of our professional health-care employees, such as nurses, must comply with individual licensing requirements. All of our health-care professionals who are subject to licensing requirements are licensed in the state in which they are physically present, such as the professionals located at a call center. Multiple state licensing requirements for health-care professionals who provide services telephonically over state lines may require some of our health-care professionals to be licensed in more than one state. We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all call center health professionals, which would increase our costs of services.

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

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively restrict the use and disclosure of individually-identifiable health information by health plans, most health-care providers, and certain other entities (collectively, “covered entities”). Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. We are contractually required to comply with certain aspects of the HIPAA privacy and security regulations. In addition, we are contractually obligated to comply with any applicable state laws or regulations related to privacy that are more restrictive than the federal privacy regulations. We may also be directly subject to state requirements related to the confidentiality and security of confidential personal information. In the event of a data breach involving individually identifiable information, we are subject to laws and regulations that may require us to notify our customers or individuals affected by the breach.

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

Further, the health care industry is highly regulated at the federal and state levels. For example, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Violations of the federal False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as “whistle blowers,” who are permitted to share in any settlement or judgment.

When a private party brings an action under the whistleblower provisions of the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination of whether it will intervene and take a lead in the litigation. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity can constitute “knowingly” submitting a claim. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities who allegedly have violated other statutes, such as the “fraud and abuse” provisions of the Social Security Act, have thereby submitted false claims under the False Claims Act. From time to time, participants in the health care industry, including our company, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions. As discussed under Item 3: “Legal Proceedings”, we are subject to a “whistle blower” action filed in June 1994 on behalf of the United States government by a former employee whom we dismissed in February 1994.

Insurance

We maintain the following types of insurance for all of our locations and operations: professional liability (including errors and omissions), directors and officers, property, and general liability. While we believe our insurance coverage is adequate for our current operations, it might not be sufficient to cover all future claims. Such insurance might not continue to be available in adequate amounts or at a reasonable cost. These policies contain relatively standard commercial terms and conditions. We also maintain workers compensation insurance for all of our domestic employees.

Employees

As of October 15, 2008, we had approximately 3,500 employees. Our employees are not subject to any collective bargaining agreements. We believe we have a good relationship with our employees.

Available Information

Our Internet address is www.healthways.com. We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A. Risk Factors

In the execution of our business strategy, our operations and financial condition are subject to certain risks. A summary of certain material risks is provided below, and you should take such risks into account in evaluating any investment decision involving our company. This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Other sections of this Annual Report on Form 10-K contain additional information concerning these and other risks.

We depend on payments from customers, and cost reduction pressure on these entities may adversely affect our business and results of operations.

The health care industry in which we operate currently faces significant cost reduction pressures as a result of increased competition, constrained revenues from governmental and private revenue sources, increasing underlying medical care costs, and general economic conditions. We believe that these pressures will continue and possibly intensify.

We believe that our Health and Care Support solutions, which are geared to foster wellness and disease prevention and deliver interventions for people with chronic diseases and conditions, specifically assist our customers in controlling the high costs of healthcare; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations. In addition, this focus on cost reduction may cause our customers to focus on contract restructurings that reduce the fees we receive for our services. These financial pressures could have a negative impact on our results of operations.

A significant percentage of our revenues is derived from health plan customers.

A significant percentage of our revenues is derived from health plan customers. The health plan industry continues to undergo a period of consolidation, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans which already have or are not interested in Health and Care Support programs. In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations.

We currently derive a large percentage of our revenues from two customers. The loss of, or the restructuring of a contract with, these or other large customers could have a material adverse effect on our business and results of operations.

Because of the size of their membership and the number of programs purchased from us, CIGNA HealthCare, Inc. and Blue Cross and Blue Shield of Massachusetts, Inc. comprised approximately 20% and 10%, respectively, of our revenues in fiscal 2008. No other customer accounted for 10% or more of our revenues in fiscal 2008. We anticipate that future revenues from Blue Cross and Blue Shield of Massachusetts will decrease due to a recent restructuring in the scope of our services with this customer.

The Health and Care Support industry is a continually evolving segment of the health-care industry.

The rapidly growing Health and Care Support industry is a continually evolving segment of the overall health-care industry with many entrants marketing various services and products labeled as Health and Care Support. Companies have used the generic label of health and/or care support to characterize a wide range of activities, from the sale of medical supplies and drugs to demand management services. Because the industry is continually evolving, purchasers of these services have not had significant experience purchasing, evaluating or monitoring the new products and services which are being developed, which generally results in a lengthy sales cycle for new contracts. As the industry matures, the number of programs that customers have been purchasing has generally expanded from one or two programs to a more comprehensive suite of programs, while also typically increasing the terms from between three to five years. These changes result in a more sizable contract commitment that generally requires approval from the customer’s executive management and frequently the customer’s board of directors, thus elongating the sales process in some cases.

Our business strategy is dependent in part on developing new and additional products to complement our existing Health and Care Support services, as well as establishing additional distribution channels through which we may offer our products and services.

Our strategy focuses on developing new Health and Care Support programs to address chronic diseases and medical conditions as well as the overall health and productivity of all members. While we have considerable experience in Health and Care Support solutions with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our Health and Care Support programs within expected cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations; and our ability to deliver outcomes on any new products or services. In addition, as part of our business strategy, we may enter into relationships, such as our strategic relationship with Medco Health Solutions, Inc., to establish additional distribution channels through which we may offer our products and services. As we begin to offer new products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

If we do not manage our operations successfully, our growth and profitability may slow or decline.

We have expanded and expect to continue to expand our products and services as well as our overall operations, both organically and through the acquisition of businesses and technologies that complement our Health and Care Support solutions. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. The inability to obtain and/or properly allocate sufficient resources or personnel to manage our operations may have an adverse effect on our growth and profitability.

Our inability to meet or exceed the targets under our Health and Care Support contracts could have a material adverse effect on our business and results of operations.

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

Certain customer contracts are performance-based, and a portion (up to 100%) of our fees may be refundable if certain performance targets are not achieved.

Certain customer contracts, including our contract with CMS for the Medicare Health Support pilot, provide that a portion of our fees (up to 100%) may be refundable to the customer if our programs do not achieve targeted savings performance. There is no guarantee that we will effect the necessary cost savings and clinical outcomes improvements under our contracts within the time frames contemplated and reach mutual agreement with customers with respect to cost savings. In addition, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

Our ability to recognize estimated annualized revenue in backlog is based on certain estimates.

Our ability to recognize estimated annualized revenue in backlog in the manner and within the timeframe we expect is based on certain estimates regarding the implementation of our services. We cannot assure you that the amounts in backlog will ultimately result in revenues in the manner and within the timeframe we expect.

Changes in macroeconomic conditions may adversely affect our business.

Economic difficulties in the credit markets and other macroeconomic conditions, such as a recession or the risk of a potential recession, may reduce the demand and/or the timing of purchases for our services from customers and potential customers. A loss of a customer or a reduction in a customer’s enrolled lives could have a material adverse effect on our business and results of operations. In addition, current economic conditions have created liquidity and credit constraints in the markets. Should the credit markets not improve in the near future, we cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

In addition, as a result of doing business in foreign markets, we are subject to a variety of risks which are different from or additional to the risks we face within the United States. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors, most of which are beyond our control. These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future. In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance. Other factors which may impact our international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

We may experience difficulties associated with the integration of acquired businesses or technologies.

We may face substantial difficulties, costs and delays in effectively integrating any businesses and technologies, such as Axia, that may be acquired as part of our overall growth strategy into our Health and Care Support platform. Integrating newly acquired organizations and technologies could be costly and time-consuming and may strain our resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At August 31, 2008, we had approximately $484.3 million and $107.1 million of goodwill and intangible assets, respectively. On an ongoing basis, we evaluate whether the carrying values of goodwill and intangible assets are impaired. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

Our level of indebtedness could adversely affect our future financial condition.

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”) in conjunction with the acquisition of Axia. The Third Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock. As of August 31, 2008, our total long-term debt, including the current portion, was $348.2 million.

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

Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability to obtain credit in the markets. Should the credit markets not improve, we cannot assure you that we would be able to obtain additional financing, if needed, and, if such funds were available, whether the terms or conditions would be acceptable to us.

We are exposed to risks related to counterparty credit worthiness and non-performance by counterparties of their contractual obligations.

In order to manage our exposure to market risks from changes in interest rates on our variable rate indebtedness under the Third Amended Credit Agreement, we have entered into six interest rate swap agreements. Consequently, we are exposed to potential fluctuations in the fair value of the interest rate swaps in the event of a change in the credit worthiness of a counterparty or the non-performance by a counterparty to the interest rate swap agreements, which could negatively impact our results of operations.

A failure of our information systems could adversely affect our business.

Our ability to deliver Health and Care Support services depends on effectively using information technology. We believe that our state-of-the-art electronic health record and call center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding our information technology. In some cases, we may have to make systems investments before we generate revenues from contracts with new customers. In addition, these system requirements expose us to technology obsolescence risks.

Our revenues are subject to seasonal pressure from the disenrollment processes of employer customers of our contracted health plans. In addition, some of our contracts with employers, either direct or through their health plans, are one year in length, often beginning on January 1.

Employers typically make decisions on which health insurance carriers they will offer to their employees and also may allow employees to switch between health plans on an annual basis. These annual membership disenrollment and re-enrollment processes of employers (whose employees are the health plan members) from health plans can result in a seasonal reduction in billed lives in January of each year.

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

As a result, billed lives for our existing fully insured customers have historically decreased by up to 8% on January 1 and have not been restored through new member identification until later in the fiscal year, thereby negatively affecting our revenues on existing contracts in January of each year. However, the increasing demand for our Health and Care Support services from self-insured employer accounts, which generally begin their benefit year on January 1, has typically resulted in a net increase in total billed lives on January 1.

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

We compete with other health-care and services providers in recruiting qualified management and staff personnel for the day-to-day operations of our business and call centers, including nurses and other health-care professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to health-care businesses. This shortage may require us to enhance wages and benefits to recruit and retain qualified nurses and other health-care professionals.

Because a significant percentage of our existing contracts consist of a fixed fee per member, we have a limited ability to pass along increased labor costs to existing customers. A failure to recruit and retain qualified management, nurses and other health-care professionals, or to control labor costs, could have a material adverse effect on profitability.

We are party to litigation that could force us to pay significant damages and/or harm our reputation.

We are subject to several lawsuits, which potentially involve large claims and significant defense costs (see Item 3: “Legal Proceedings”). These lawsuits and any other claims that we may face, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain liability insurance, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in full compliance with applicable statutory requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations. In addition, legal expenses associated with the defense of these matters may be material to our consolidated results of operations in a particular financial reporting period.

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

We believe that federal regulations governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for Health and Care Support purposes from a covered entity; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Our customers must comply with federal regulations governing the security of electronic individually-identifiable health information. We are contractually required to comply with certain aspects of these confidentiality and security regulations.

Although we continually monitor the extent to which federal and state legislation or regulations may govern our operations, new federal or state legislation or regulation in this area that restricts our ability to obtain and handle individually-identifiable health information or that otherwise restricts our operations would have a material negative impact on our results of operations.

Government regulators may interpret current regulations or adopt new legislation governing our operations in a manner that subjects us to penalties or negatively impacts our ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers, such as the civil lawsuit filed against us in 1994 as discussed under Item 3: “Legal Proceedings.” We believe that our operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the

United States government, or government enforcement agencies themselves, could pursue a claim against us under a new or differing interpretation of these statutes and regulations.

Expanding the Health and Care Support industry to Medicare beneficiaries enrolled in Medicare Advantage plans could lead to increased direct regulation of Health and Care Support services. Further, providing services to Medicare Advantage beneficiaries may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the federal False Claims Act.

In addition, certain of our services, including health utilization management and certain claims payment functions, require licensure by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses. Little guidance is available to determine the scope of some of these aforementioned requirements. Failure to obtain and maintain any required licenses or failure to comply with other laws and regulations applicable to our business could have a material negative impact on our operations.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may adversely affect our business.

Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall federal health-care spending. In recent years, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements. These changes, future legislative initiatives or government regulation could adversely affect our operations or reduce the demand for our services.

Certain of our professional health-care employees, such as nurses, must comply with individual licensing requirements.

All of our health-care professionals who are subject to licensing requirements, such as the professionals located at a call center, are licensed in the state in which they are physically present. Multiple state licensing requirements for health-care professionals who provide services telephonically over state lines may require us to license some of our health-care professionals in more than one state. We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all call center health professionals, which would increase our costs of services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters located in Franklin, Tennessee contains approximately 264,000 square feet of office space, which we lease pursuant to an agreement that expires in Feburary 2023.

We also lease office space for our 15 call center locations for an aggregate of approximately 391,000 square feet of space with lease terms expiring on various dates from 2009 to 2015. Our operations support and training offices contain approximately 74,000 square feet in aggregate and have lease terms expiring from 2009 to 2015.

Item 3. Legal Proceedings

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

In the action by the former employee, discovery is complete. On April 28, 2008, AHSI filed a motion for summary judgment seeking dismissal of the plaintiff’s claims. On July 21, 2008, the court granted the motion for summary judgment with respect to the plaintiff’s claims alleging violations of provisions of the Social Security Act prohibiting physician self-referrals, and these claims have been dismissed. The court denied the motion for summary judgment with respect to the plaintiff’s claims alleging violations of the federal anti-kickback statute and ruled that the plaintiff may go to trial as to those claims. The proceedings before the United States District Court for the District of Columbia have concluded, and that court has suggested to the Judicial Panel on Multidistrict Litigation that the case be remanded to the United States District Court for the Middle District of Tennessee for trial. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

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

Securities Class Action Litigation

Beginning on June 5, 2008, Healthways and certain of its present and former officers and/or directors were named as defendants in two putative securities class actions filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division. On August 8, 2008, the court ordered the consolidation of the two related cases, appointed lead plaintiff and lead plaintiff’s counsel, and granted lead plaintiff leave to file a consolidated amended complaint.

The amended complaint, filed on September 22, 2008, alleges that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways. The amended complaint further alleges that certain of the individual defendants also violated Section 20A of the Act based on their stock sales. Plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008. Defendants’ motion to dismiss the amended complaint is due to be filed on November 6, 2008. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

Shareholder Derivative Lawsuits

Also, on June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of Healthways in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company. These actions are based upon substantially the same facts alleged in the securities class action litigation described above. The plaintiffs are seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel. On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action has been resolved by the District Court. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

ERISA Lawsuits

Additionally, on July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against Healthways, Inc. and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan. The central allegation is that Company stock was an imprudent investment option for the 401(k) plan.

The complaint was amended on September 29, 2008. The named defendants are: the Company, Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan. The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Discovery in this case has not yet commenced; a trial date of April 27, 2010 has been set. Defendants filed a motion to dismiss on October 29, 2008.

While management believes it has meritorious defenses to the claims made in the foregoing described legal proceedings, resolution of these legal matters could have a material adverse effect on our consolidated results of operations, although we are not able to reasonably estimate a range of potential losses. We believe that we will continue to incur legal expenses associated with the defense of these matters which may be material to our consolidated results of operations in a particular financial reporting period. As these matters are subject to inherent uncertainties, management’s view of these matters may change in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of August 31, 2008. Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Ben R. Leedle, Jr.	47

Chief Executive Officer and director of the Company since September 2003, President since May 2002, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002. Senior Vice President from 1996 until 2000.

Mary A. Chaput	58

Executive Vice President, Chief Financial Officer and Secretary of the Company since October 2001. Ms. Chaput is the spouse of the Company’s Executive Vice President and Chief Information Officer, Robert L. Chaput.

Robert L. Chaput	58

Executive Vice President, Operations Services of the Company since June 2008. Executive Vice President and Chief Information Officer of the Company from December 2005 to June 2008. Founder and CEO of American Technology Group from July 2002 to December 2005. Mr. Chaput is the spouse of the Company’s Executive Vice President and Chief Financial Officer, Mary A. Chaput.

Mary D. Hunter	63	Executive Vice President of the Company since 2001. Chief Operating Officer of the Hospital Group from 2001 until July 2003. Senior Vice President from 1994 until 2001.

Matthew E. Kelliher	53	Executive Vice President, International Business, of the Company since September 2004. Executive Vice President since September 2003.

Alfred Lumsdaine	43	Senior Vice President of the Company since February 2003. Controller and Chief Accounting Officer from February 2002 to present.

James E. Pope	55

Executive Vice President and Chief Operating Officer of the Company since May 2006. Executive Vice President and Chief Medical Officer of the Company from October 2003 until May 2006. Member of Medical Advisory Committee since February 1999.

Robert E. Stone	62

Executive Vice President and Chief Strategy Officer of the Company since 2005. Executive Vice President from 1999 to 2005. Senior Vice President from 1981 until 1999. President of Disease Management Association of America from October 2002 to October 2003.

Anne M. Wilkins	41

Executive Vice President, Marketing and Strategy, of the Company since May 2008. Partner and Managing Director and lead of the North America Payer practice of the Boston Consulting Group from 2003 to 2008.

Effective October 31, 2008, Stefen F. Brueckner will serve as President and Chief Operating Officer of the Company. Mr. Brueckner, 59, served as Vice President, Senior Products, for Humana Inc., from 2005 to 2008 and served as Vice President, Market Operations and Large Group Underwriting, from 2001 to 2005. Mr. Leedle will continue to serve as Chief Executive Officer of the Company. Dr. Pope will move from Chief Operating Officer to Chief Science Officer of the Company.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter on The NASDAQ Stock Market (“NASDAQ”) under the symbol HWAY.

The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended August 31, 2008
First quarter	$60.88	$48.99
Second quarter	71.22	28.43
Third quarter	37.79	29.68
Fourth quarter	34.60	18.57

Year ended August 31, 2007
First quarter	$52.37	$37.55
Second quarter	49.58	42.64
Third quarter	48.76	41.58
Fourth quarter	56.90	42.77

Holders

At October 13, 2008, there were approximately 28,000 holders of our Common Stock, including 179 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. Our Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion. Our Third Amended Credit Agreement restricts the payment of dividends. For further discussion of the Third Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

Item 6. Selected Financial Data

(In thousands, except per share data)

Year ended and at August 31,	2008	2007	2006	2005	2004
	(2) (3)	(2) (3)	(2)
Operating Results: (1)
Revenues	$736,243	$615,586	$412,308	$312,504	$245,410
Cost of services (exclusive of depreciation and amortization included below)	503,940	417,721	281,161	205,253	156,462
Selling, general and administrative expenses	71,342	67,352	44,417	28,418	23,686
Depreciation and amortization	47,479	37,044	24,517	22,408	18,450
Operating income	$113,482	$93,469	$62,213	$56,425	$46,812
Interest expense	20,927	18,185	1,053	1,630	3,509

Income before income taxes	$92,555	$75,284	$61,160	$54,795	$43,303
Income tax expense	37,741	30,163	24,009	21,711	17,245
Net income	$54,814	$45,121	$37,151	$33,084	$26,058

Basic income per share: (2)	$1.57	$1.29	$1.08	$1.00	$0.81

Diluted income per share: (2)	$1.50	$1.22	$1.02	$0.93	$0.75

Weighted average common shares and
equivalents:
Basic	34,977	35,049	34,348	33,241	32,264
Diluted	36,597	37,002	36,379	35,691	34,632

Balance Sheet Data: (1)
Cash and cash equivalents	$35,242	$47,655	$154,792	$63,467	$45,147
Working capital	21,276	10,792	124,469	70,644	55,462
Total assets	906,813	828,845	382,386	270,954	253,449
Long-term debt	345,395	297,059	236	416	36,562
Other long-term liabilities	31,227	14,388	10,853	9,055	7,694
Stockholders’ equity	354,334	362,750	274,873	206,930	155,435

Other Operating Data:
Billed lives	31,700	27,400	2,426	1,883	1,335
Annualized revenue in backlog	$13,600	$39,900	$6,625	$32,578	$15,200

(1)	Certain items in prior periods have been reclassified to conform to current classifications.
(2)

Includes $18.1 million, $21.0 million, and $15.3 million in fiscal 2008, 2007, and 2006, respectively, of costs related to equity-based awards expensed under Statement of Financial Accounting Standards ("SFAS") No. 123(R) and cash-based awards issued in lieu of equity-based awards that were historically granted to certain levels of management. These cash-based awards are a result of changes in the design of the Company's long-term incentive compensation program in preparation for adopting SFAS No. 123(R) on September 1, 2005.

(3)	Includes operating results, balance sheet data, and other operating data of Axia Health Management, Inc. since the date of the acquisition, which was December 1, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Founded in 1981, Healthways, Inc. (the “Company”) provides specialized, comprehensive Health and Care SupportSM solutions to help people maintain or improve their health and, as a result, reduce both direct healthcare costs and costs associated with the loss of health-related employee productivity.

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

•	incorporating current evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing Care Support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members’ care with their healthcare providers; and
•	providing software licensing and management consulting in support of health and care support services.

Our programs focus on prevention, education, physical fitness, health coaching, behavior change and evidence-based interventions to drive adherence to proven standards of care, medication regimens and physicians’ plans of care. The programs are designed to support better health and assist in providing more effective care, which we believe will optimize the health status of member populations and reduce both the short-term and long-term direct healthcare costs for participants, including costs associated with the loss of health-related employee productivity.

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

Highlights of Fiscal 2008 Performance

•

Revenues for fiscal 2008, which included a full year of operations related to the acquisition of Axia on December 1, 2006, increased 19.6% over fiscal 2007, which included nine months of operations related to the Axia acquisition.

•

Net income for fiscal 2008, which included a full year of operations related to the acquisition of Axia, increased 21.5% over fiscal 2007, which included nine months of operations related to the Axia acquisition.

Recent Developments

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31. Accordingly, our next full fiscal year will begin on January 1, 2009 following a four-month transition period ending December 31, 2008. We will file a report covering the transition period on Form 10-QT.

We also recently began a process to streamline our management structure to deliver more effectively on our existing business and to better support our next generation of fully integrated solutions. We expect this process to be substantially complete by the end of calendar year 2008. We expect to incur a significant amount of costs related to this process, such as severance and other related restructuring charges. We expect the process to be largely completed by December 31, 2008.

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

•

our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•

the effect of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•	our ability to reach mutual agreement with CMS with respect to results necessary to achieve success as defined under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions and the individual market dynamics in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the potential adverse effects of additional regulatory requirements imposed by foreign governments and other regulatory bodies;
•	our ability to effectively manage any growth that we might experience;
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
•

the risks associated with changes in macroeconomic conditions, which may reduce the demand and/or the timing of purchases for our services from customers or potential customers, reduce the number of covered lives of our existing customers, restrict our ability to obtain additional financing, or impact the availability of credit under our Third Amended Credit Agreement;

•	counterparty risk associated with our interest rate swap agreements;
•	our ability to integrate the operations and technology platforms of Axia and other acquired businesses or technologies into our business;
•	our ability to develop new products and deliver outcomes on those products, including those anticipated from our strategic relationship with Medco, Inc.;
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

•	our ability to implement our Health and Care Support strategy within expected cost estimates;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support the growth of our operations and to support or guarantee our performance under new contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services;
•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;
•	our ability to attract and/or retain and effectively manage the employees required to operate our business;
•	the impact of litigation involving us and/or our subsidiaries;
•

the impact of future state, federal, and international health care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

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

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans, typically have one to three-year terms. Some contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during fiscal 2008 were performance-based and were subject to final reconciliation as of August 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets. Deferred revenues arise from contracts which permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months. Contractually, we cannot bill for any incentive bonus until after contract settlement. Fees for service are typically billed in the month after the services are provided.

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

Substantially all of the fees under the Medicare Health Support pilots in which we participated were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial cohort and the refresh population to budget neutrality. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of August 31, 2008, we had recognized $7.5 million of performance-based fees under the Medicare Health Support pilots, and contract billings in excess of earned revenue totaled $58.6 million. Under the terms of our Cooperative Agreement with CMS, we expect to receive the final quarterly summary performance report from CMS’ independent financial reconciliation contractor in the first half of calendar 2009. While the Cooperative Agreement allows for a 30-day reconciliation period upon receipt of the final quarterly summary performance report, we cannot assure you that we will be able to reach a final settlement within this timeframe.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of August 31, 2008, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $49.2 million. Of this amount,

$7.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $41.7 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During fiscal 2008, we recognized a net increase in revenue of $7.4 million that related to services provided prior to fiscal 2008.

Impairment of Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair-value-based goodwill impairment test as required by SFAS No. 142. Fair value is the amount at which the asset could be bought or sold in a current transaction between two willing parties. We estimate fair value using a number of techniques, including quoted market prices, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures.

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

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. SFAS No. 109 requires significant judgment in determining income tax provisions, including determination of deferred tax assets, deferred tax liabilities, and any valuation allowances that might be required against deferred tax assets, and in evaluating tax positions.

Accruals for uncertain tax positions are provided for in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

Results of Operations

The following table shows the components of the statements of operations for the fiscal years ended August 31, 2008, 2007, and 2006 expressed as a percentage of revenues.

	Year ended August 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	68.4%	67.9%	68.2%
Selling, general and administrative expenses	9.7%	10.9%	10.8%
Depreciation and amortization	6.4%	6.0%	5.9%
Operating income (1)	15.4%	15.2%	15.1%

Interest expense	2.8%	3.0%	0.3%

Income before income taxes	12.6%	12.2%	14.8%
Income tax expense	5.1%	4.9%	5.8%

Net income (1)	7.4%	7.3%	9.0%

(1) Figures may not add due to rounding.

Revenues

Revenues for fiscal 2008 increased $120.7 million, or 19.6%, over fiscal 2007 primarily due to the acquisition of Axia on December 1, 2006. The remainder of the increase is primarily due to the following:

•

$35.8 million due to the addition of new customers, new programs with existing customers, or the expansion of existing programs into additional populations with existing customers since the beginning of fiscal 2007; and

•	$23.0 million due to increased membership in customers’ existing programs.

These increases were partially offset by decreases in revenues of $26.5 million related to contract terminations and restructurings with certain customers.

Revenues for fiscal 2007 increased 49.3% over fiscal 2006 primarily due to the following:

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
•

decreased revenues associated with the Medicare Health Support pilots. Due primarily to an increasing cumulative net savings target over the term of the pilots, during fiscal 2007 cumulative savings fell below the cumulative net savings target, resulting in a reversal of $4.4 million in performance-based revenues.

We anticipate that revenues for fiscal 2009 will not increase significantly, and could decrease, over fiscal 2008 revenues primarily due to contract restructurings and terminations with certain customers that may more than offset revenue increases from new or existing customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2008 increased to 68.4% compared to 67.9% for fiscal 2007, primarily due to the following:

•	an increased portion of our revenue growth generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs; and
•	an increase in the level of employee bonus provision during fiscal 2008 compared to fiscal 2007 based on the Company’s financial performance against established internal targets during these periods.

These increases were partially offset by a decrease in cost of services as a percentage of revenues due to decreased costs during fiscal 2008 related to the two Medicare Health Support pilots in which we participated, which ended in January 2008 and July 2008, respectively.

Cost of services (excluding depreciation and amortization) as a percentage of revenues for the three months ended August 31, 2008 was 66.0% compared to an average of 69.4% for the first three quarters of fiscal 2008, primarily due to a decrease in salaries and benefits during the fourth quarter of fiscal 2008 related to capacity consolidation in May 2008 through August 2008.

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 67.9% for fiscal 2007 compared to 68.2% for fiscal 2006. The decrease is primarily due to the following:

•	a decrease in the level of employee bonus provision due to the Company’s financial performance not meeting its established internal targets; and
•	a decrease in professional consulting fees related to information technology initiatives.

These decreases were partially offset by increases in cost of services as a percentage of revenues for fiscal 2007 compared to fiscal 2006 related to the following:

•

increased costs related to the Medicare Health Support pilots, primarily due to 1) additional costs related to the timing of the pilot in Georgia in collaboration with CIGNA, which we began serving during the first quarter of fiscal 2006; 2) enhanced interventions to focus on the special needs of this population; and 3) additional costs related to the refresh population, which we began serving on August 1, 2006;

•	the acquisition of Axia, which has somewhat higher cost of services as a percentage of revenues due to the nature of Health Support services, as well as the related integration costs; and

•	an increase in salary and benefit expense, primarily related to organizational design changes in our field support and operations structure.

While we believe cost of services as a percentage of revenues will remain generally consistent in the long term with historical percentages, we anticipate that cost of services as a percentage of revenues will increase during the four-month transition period primarily due to costs associated with the aforementioned streamlining of our management structure and other related restructuring initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 9.7% for fiscal 2008 compared to 10.9% for fiscal 2007, primarily due to the following:

•	efficiencies from the integration of the Axia acquisition; and
•	our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations.

These decreases were somewhat offset by an increase in selling, general and administrative expenses as a percentage of revenues for fiscal 2008 compared to fiscal 2007 related to relocating to and operating our new corporate headquarters during fiscal 2008.

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

While we believe selling, general and administrative expenses as a percentage of revenues will remain generally consistent in the long term with historical percentages, we anticipate that selling, general and administrative expenses as a percentage of revenues will increase during the four-month transition period primarily due to costs associated with the aforementioned streamlining of our management structure and other related restructuring initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased 28.2% for fiscal 2008 compared to fiscal 2007, primarily due to the following:

•	increased depreciation expense resulting from capital expenditures on computer software development, which we made to enhance our information technology capabilities;
•	depreciation and amortization expense associated with the depreciable assets and identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006; and

•	increased amortization expense associated with patents which were acquired in August 2007.

Depreciation and amortization expense for fiscal 2007 increased 51.1% compared to fiscal 2006, primarily due to the following:

•	depreciation and amortization expense associated with the depreciable assets and preliminary identifiable intangible assets recorded in connection with the Axia acquisition on December 1, 2006; and
•

increased depreciation expense associated with capital expenditures to enhance our information technology capabilities, to relocate our Phoenix call center, and expand our calling capacity at existing call centers.

We anticipate that depreciation and amortization expense for fiscal 2009 will increase over fiscal 2008 primarily as a result of additional capital expenditures made during fiscal 2008 associated with our new corporate headquarters, the opening of four new call centers, and growth and improvement in our information technology capabilities.

Interest Expense

Interest expense for fiscal 2008 increased $2.7 million compared to fiscal 2007, primarily related to increased interest expense during the three months ended November 30, 2007 compared to the three months ended November 30, 2006 due to borrowings under the Third Amended Credit Agreement related to the acquisition of Axia on December 1, 2006. This increase was somewhat offset by a decrease in interest expense from lower average interest rates during fiscal 2008 compared to fiscal 2007.

Interest expense for fiscal 2007 increased $17.1 million compared to fiscal 2006, primarily due to borrowings under the Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”) related to the acquisition of Axia on December 1, 2006.

As discussed in “- Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, due to current economic conditions that have created uncertainty and credit constraints in the markets, we cannot predict the impact that potential changes in interest rates will have on our variable rate debt.

Income Tax Expense

Our effective tax rate increased to 40.8% for fiscal 2008 compared to 40.1% for fiscal 2007, primarily due to the impact of interest accruals related to unrecognized tax benefits included in our income tax provision for fiscal 2008. The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, the tax interest accruals described above, and certain non-deductible expenses for income tax purposes.

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

We anticipate that our effective tax rate for fiscal 2009 will not change significantly from fiscal 2008; however, we continue to evaluate the impact on our effective tax rate of both international operations and any future adjustments related to uncertain tax positions.

Liquidity and Capital Resources

Cash and cash equivalents decreased $12.4 million during fiscal 2008 to $35.2 million at August 31, 2008 from $47.7 million at August 31, 2007. Operating activities for fiscal 2008 generated cash of $105.3 million compared to $107.3 million for fiscal 2007. The decrease in operating cash flow resulted primarily from the following:

•	an increase in days’ sales outstanding in accounts receivable to 55 days at August 31, 2008 from 43 days at August 31, 2007 primarily due to timing of cash receipts from several large customers; and
•	a decrease in cash collections recorded to contract billings in excess of earned revenue, primarily related to the Medicare Health Support pilots.

These decreases were somewhat offset by increases in operating cash flow primarily related to the following:

•	a lower employee bonus payment during fiscal 2008 compared to fiscal 2007;
•

an increase in interest payments during fiscal 2008 compared to fiscal 2007, primarily due to a full year of borrowings under the Third Amended Credit Agreement related to the acquisition of Axia on December 1, 2006; and

•	lease incentives received during fiscal 2008, primarily related to our new corporate headquarters.

Investing activities during fiscal 2008 used $86.7 million in cash and consisted primarily of purchases of property and equipment.

Financing activities during fiscal 2008 used $31.1 million in cash primarily from repurchases of our common stock and repayments on borrowings under the Third Amended Credit Agreement. These uses were somewhat offset by additional borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of August 31, 2008, availability under our revolving credit facility totaled $247.9 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of August 31, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap arrangement amortizes over a 39-month period. The notional                 value of this swap as of August 31, 2008 was $150 million.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Third Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future. However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business. Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability to obtain credit in the markets. Should the credit markets not improve, we cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities. We may also issue equity in connection with future acquisitions or strategic alliances. We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

In July 2007, our Board of Directors authorized a share repurchase program which allowed for the repurchase of up to $100 million of our common stock from time to time in the open market or in privately negotiated transactions through July 5, 2009. As of August 31, 2008, we had repurchased the full $100 million of our common stock authorized under the share repurchase program.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of August 31, 2008:

	Payments Due By Year Ended August 31,
(In $000s)		2010 -	2012 -	2014 and
	2009	2011	2013	After	Total
Capital lease obligations	$48	$—	$—	$—	$48
Deferred compensation plan payments	2,664	1,573	528	5,837	10,602
Long-term debt (1)	20,702	36,182	172,755	189,065	418,704
Operating lease obligations	12,916	24,596	19,454	59,189	116,155
Purchase obligations	2,383	—	—	—	2,383
Other long-term liabilities (2)	—	136	158	—	294
Other contractual cash obligations (3)	8,716	13,751	7,386	19,333	49,186
Total contractual cash obligations	$47,429	$76,238	$200,281	$273,424	$597,372

(1) Includes scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Third Amended Credit Agreement.

(2) We have excluded long-term liabilities and interest payable of $2.4 million and $1.5 million, respectively, related to FIN No. 48. We are unable to reasonably estimate the timing of these payments in individual years due to uncertainties in the timing of effective settlement of tax positions.

(3) Other contractual cash obligations primarily represent a perpetual license agreement and 25-year strategic relationship agreement that we entered into during the second quarter of fiscal 2008. We have total contractual cash obligations of $45.0 million related to these agreements, $25.0 million of which will occur ratably during the first five years of the agreements, and the remaining $20.0 million of which will occur ratably over the last 20 years of the agreements. The table also includes cash payments in connection with our strategic alliance agreements, excluding certain variable costs related to one strategic alliance that are based on the number of future eligible members.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

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

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to materially impact our financial position or results of operations when it becomes effective on January 1, 2009; however, we do not yet know the impact that it will have on our financial position or results of operations for business combinations entered into on or after January 1, 2009.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $1.0 million for fiscal 2008.

As a result of our investment in international initiatives, as of August 31, 2008 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for fiscal 2008. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	August 31,	August 31,
	2008	2007
Current assets:
Cash and cash equivalents	$35,242	$47,655
Accounts receivable, net	113,312	80,201
Prepaid expenses	8,992	10,370
Other current assets	5,275	4,319
Income taxes receivable	—	1,741
Deferred tax asset	24,948	7,145
Total current assets	187,769	151,431

Property and equipment:
Leasehold improvements	37,475	19,268
Computer equipment and related software	131,296	87,843
Furniture and office equipment	29,209	20,435
Capital projects in process	12,052	12,336
	210,032	139,882
Less accumulated depreciation	(98,971)	(81,160)
	111,061	58,722

Other assets	16,575	15,609

Customer contracts, net	34,521	41,777
Other intangible assets, net	72,582	77,722
Goodwill, net	484,305	483,584

Total assets	$906,813	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 31,	August 31,
	2008	2007
Current liabilities:
Accounts payable	$18,753	$13,630
Accrued salaries and benefits	31,612	18,960
Accrued liabilities	23,555	22,146
Deferred revenue	6,422	7,918
Contract billings in excess of earned revenue	75,454	72,829
Income taxes payable	3,984	—
Current portion of long-term debt	2,837	2,213
Current portion of long-term liabilities	3,876	2,943
Total current liabilities	166,493	140,639

Long-term debt	345,395	297,059
Long-term deferred tax liability	9,364	14,009
Other long-term liabilities	31,227	14,388

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 and 75,000,000 shares authorized,
33,603,320 and 35,606,482 shares outstanding	34	35
Additional paid-in capital	207,918	188,126
Retained earnings	147,772	174,641
Accumulated other comprehensive loss	(1,390)	(52)
Total stockholders’ equity	354,334	362,750

Total liabilities and stockholders’ equity	$906,813	$828,845

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

Year ended August 31,	2008	2007	2006

Revenues	$736,243	$615,586	$412,308
Cost of services (exclusive of depreciation and amortization of $34,105, $27,677, and $19,948, respectively, included below)	503,940	417,721	281,161
Selling, general and administrative expenses	71,342	67,352	44,417
Depreciation and amortization	47,479	37,044	24,517

Operating income	113,482	93,469	62,213
Interest expense	20,927	18,185	1,053

Income before income taxes	92,555	75,284	61,160
Income tax expense	37,740	30,163	24,009

Net income	$54,815	$45,121	$37,151

Earnings per share:
Basic	$1.57	$1.29	$1.08

Diluted	$1.50	$1.22	$1.02

Weighted average common shares and equivalents
Basic	34,977	35,049	34,348
Diluted	36,597	37,002	36,379

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, August 31, 2005	$—	$34	$109,425	$97,471	$—	$206,930
Comprehensive income:
Net income	—	—	—	37,151	—	37,151
Foreign currency translation adjustment	—	—	—	—	16	16
Total comprehensive income						37,167
Exercise of stock options and other	—	1	5,326	—	—	5,327
Tax benefit of option exercises	—	—	11,467	—	—	11,467
Share-based employee compensation expense	—	—	13,982	—	—	13,982
Balance, August 31, 2006	$—	$35	$140,200	$134,622	$16	$274,873
Comprehensive income:
Net income	—	—	—	45,121	—	45,121
Net change in fair value of interest rate
swap, net of income tax benefit of $133	—	—	—	—	(205)	(205)
Foreign currency translation adjustment	—	—	—	—	137	137
Total comprehensive income						45,053
Sale of unregistered common stock	—	—	5,000	—	—	5,000
Repurchases of common stock	—	—	(552)	(5,102)	—	(5,654)
Exercise of stock options and other	—	—	11,221	—	—	11,221
Tax benefit of option exercises	—	—	13,421	—	—	13,421
Share-based employee compensation expense	—	—	18,836	—	—	18,836
Balance, August 31, 2007	$—	$35	$188,126	$174,641	$(52)	$362,750
Cumulative effect of a change in accounting
principle – adoption of FIN 48	—	—	—	(687)	—	(687)
Comprehensive income:
Net income	—	—	—	54,815	—	54,815
Net change in fair value of interest rate
swaps, net of income tax benefit of $1,064	—	—	—	—	(1,510)	(1,510)
Foreign currency translation adjustment	—	—	—	—	172	172
Total comprehensive income						53,477
Repurchases of common stock	—	(2)	(13,341)	(80,997)	—	(94,340)
Exercise of stock options	—	1	6,710	—	—	6,711
Tax benefit of option exercises	—	—	9,893	—	—	9,893
Share-based employee compensation expense	—	—	16,530	—	—	16,530

Balance, August 31, 2008	$—	$34	$207,918	$147,772	$(1,390)	$354,334

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year ended August 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$54,815	$45,121	$37,151
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	47,479	37,044	24,517
Amortization of deferred loan costs	1,168	991	476
Share-based employee compensation expense	16,530	18,836	13,982
Excess tax benefits from share-based payment arrangements	(9,480)	(12,152)	(10,936)
Increase in accounts receivable, net	(33,131)	(2,749)	(12,281)
Decrease (increase) in other current assets	3,927	(3,299)	(3,716)
Increase (decrease) in accounts payable	2,516	(1,143)	5,599
Increase (decrease) in accrued salaries and benefits	12,652	(21,362)	9,162
Increase in other current liabilities	11,491	52,227	46,434
Deferred income taxes	(10,835)	(10,866)	(11,217)
Other	11,761	5,092	3,621
(Increase) decrease in other assets	(1,367)	834	(1,539)
Payments on other long-term liabilities	(2,220)	(1,247)	(1,445)
Net cash flows provided by operating activities	105,306	107,327	99,808

Cash flows from investing activities:
Acquisition of property and equipment	(82,521)	(29,507)	(27,356)
Acquisitions, net of cash acquired	(452)	(493,071)	(115)
Purchase of investment	—	(9,045)	—
Other, net	(3,690)	(13)	—
Net cash flows used in investing activities	(86,663)	(531,636)	(27,471)

Cash flows from financing activities:
Decrease in restricted cash	—	—	3,811
Proceeds from issuance of long-term debt	85,420	350,000	—
Deferred loan costs	—	(4,357)	(924)
Proceeds from sale of unregistered common stock	—	5,000	—
Repurchases of common stock	(94,340)	(5,654)	—
Excess tax benefits from share-based payment arrangements	9,480	12,152	10,936
Exercise of stock options	6,711	11,221	5,328
Payments of long-term debt	(38,327)	(51,190)	(163)
Net cash flows (used in) provided by financing activities	(31,056)	317,172	18,988

Net (decrease) increase in cash and cash equivalents	(12,413)	(107,137)	91,325

Cash and cash equivalents, beginning of period	47,655	154,792	63,467

Cash and cash equivalents, end of period	$35,242	$47,655	$154,792

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$19,117	$14,042	$548
Cash paid during the year for income taxes	$41,249	$38,580	$16,415

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 31, 2008, 2007 and 2006

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

b. Cash and Cash Equivalents - Cash and cash equivalents primarily include tax-exempt debt instruments, commercial paper, and other short-term investments with original maturities of less than three months.

c. Accounts Receivable, net - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments and allowances for doubtful accounts. Unbilled receivables primarily represent fees for service based on the estimated utilization of fitness facilities and are generally billed in the following month. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we may provide reserves, when appropriate, for doubtful accounts and for billing adjustments at contract reconciliation.

d. Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three years for computer software and hardware and four to seven years for furniture and other office equipment. Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from one to fifteen years. Depreciation expense for the years ended August 31, 2008, 2007, and 2006 was $31.5 million, $25.6 million, and $20.6 million, respectively, including amortization of assets recorded under capital leases.

e. Other Assets - Other assets consist primarily of long-term investments and deferred loan costs net of accumulated amortization. We account for these long-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and have classified them as available-for-sale. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported in other comprehensive income.

f. Intangible Assets - Intangible assets are carried at cost. Intangible assets subject to amortization primarily include acquired technology, customer contracts, patents, distributor and provider networks, and other intangible assets which we amortize on a straight-line basis over estimated useful lives ranging from three to 25 years. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization at August 31, 2008 and 2007 consist of trade names of $33.4 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 4 for further information on intangible assets.

g. Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review goodwill at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We estimate fair value using a number of techniques, including quoted market prices, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We completed our annual impairment test as required by SFAS No. 142 during our fourth fiscal quarter and concluded that no impairment of goodwill exists.

h. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either 1)data from the customer is insufficient or incomplete to measure performance; or 2)interim performance measures indicate that we are not meeting performance targets.

i. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly-owned subsidiaries. We compute our income tax provision under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities. We account for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” Under FIN No. 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

j. Revenue Recognition - We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In addition, some of our services are billed on a fee for service basis.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during fiscal 2008 were performance-based and were subject to final reconciliation as of August 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Substantially all of the fees under the Medicare Health Support pilots in which we participated were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial cohort and the refresh population to budget neutrality. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of August 31, 2008, contract billings in excess of earned revenue related to the Medicare Health Support pilots totaled $58.6 million.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of August 31, 2008, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $49.2 million. Of this amount, $7.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $41.7 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During fiscal 2008, we recognized a net increase in revenue of approximately $7.4 million that related to services provided prior to fiscal 2008.

k. Earnings Per Share – We report earnings per share under SFAS No. 128 “Earnings per Share.” We calculate basic earnings per share using weighted average common shares outstanding during the period. We calculate diluted earnings per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period. See Note 13 for a reconciliation of earnings per share.

l. Share-Based Compensation – We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” which requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of operations based on their fair values.

See Note 11 for further information on share-based compensation.

m. Derivative Instruments and Hedging Activities – In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we recognize derivative instruments at their fair values as either assets or liabilities in the consolidated balance sheet. Changes in the fair value of derivatives are recognized in other comprehensive income (for the effective portion of the gain or loss) or earnings (for the ineffective portion of the gain or loss). The effective portion, which is initially recorded to other comprehensive income, is reclassified into earnings when the forecasted transaction affects earnings. We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments which are subject to SFAS No. 133. See Note 6 for further information.

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

o. Fiscal Year - In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31. Accordingly, our next full fiscal year will begin on January 1, 2009 following a four-month transition period ending December 31, 2008.

2.	Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable, and must be applied to entire instruments and not to portions of an instrument. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

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

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to materially impact our financial position or results of operations when it becomes effective on January 1, 2009; however, we do not yet know the impact that it will have on our financial position or results of operations for business combinations entered into on or after January 1, 2009.

Accounting for Uncertainty in Income Taxes

On September 1, 2007, we adopted the provisions of FIN No. 48.  FIN No. 48 creates a single model to address uncertainty in income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. As a result of the adoption of FIN No. 48, we recorded a $0.7 million decrease to the beginning balance of retained earnings as a cumulative effect of a change in accounting principle. See Note 5 for further information.

3.	Goodwill

The change in carrying amount of goodwill during the years ended August 31, 2008 and 2007 is shown below:

(In $000s)
Balance, August 31, 2006	$96,135
Purchase of Axia	384,753
Health IQ purchase price adjustment	792
Other business acquisitions	1,904
Balance, August 31, 2007	$483,584
Health IQ purchase price adjustment	475
Axia purchase price adjustment and other	246
Balance, August 31, 2008	$484,305

4.	Intangible Assets

Intangible assets subject to amortization at August 31, 2008 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$53,140	$18,619	$34,521
Acquired technology	22,657	15,115	7,542
Patents	22,840	2,397	20,443
Distributor and provider networks	8,709	2,137	6,572
Other	5,470	838	4,632
Total	$112,816	$39,106	$73,710

Intangible assets subject to amortization at August 31, 2007 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$53,150	$11,373	$41,777
Acquired technology	22,631	10,252	12,379
Patents	22,595	183	22,412
Distributor and provider networks	8,709	916	7,793
Other	2,137	392	1,745
Total	$109,222	$23,116	$86,106

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from three to 25 years. Total amortization expense for the years ended August 31, 2008 and 2007, was $16.0 million and $11.5 million, respectively. The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In $000s)
Year ending August 31,
2009	12,159
2010	11,219
2011	10,814
2012	9,089
2013	8,500
2014 and thereafter	21,929
Total	$73,710

Intangible assets not subject to amortization at August 31, 2008 and 2007 consist of trade names of $33.4 million.

5.	Income Taxes

Income tax expense is comprised of the following:

(In $000s)
Year ended August 31,	2008	2007	2006

Current taxes
Federal	$47,147	$34,187	$29,247
State	9,569	6,465	5,977
Deferred taxes
Federal	(15,500)	(8,618)	(9,312)
State	(3,476)	(1,871)	(1,903)
Total	$37,740	$30,163	$24,009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table shows the significant components of our net deferred tax asset (liability) for the fiscal years ended August 31, 2008 and 2007:

(In $000s)
At August 31,	2008	2007

Deferred tax asset:
Accruals and reserves	$9,537	$4,603
Deferred compensation	8,270	7,747
Share-based payments	17,644	12,118
Net operating loss carryforwards	7,936	9,001
Other assets and liabilities	2,341	133
Advance receipts	16,381	—
	62,109	33,602
Valuation allowance	(1,239)	(841)
	60,870	32,761
Deferred tax liability:
Property and equipment	13,895	3,199
Intangible assets	31,316	36,362
Other assets and liabilities	75	64
	45,286	39,625
Net deferred tax asset (liability)	$15,584	$(6,864)

Net current deferred tax asset	$24,948	$7,145
Net long-term deferred tax liability	(9,364)	(14,009)
	$15,584	$(6,864)

The valuation allowance increased by $0.4 million from August 31, 2007 to August 31, 2008 due to an increase in the valuation allowance against deferred tax assets in non-U.S. jurisdictions with a recent history of losses. Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at August 31, 2008.

For fiscal 2008 and 2007, the tax benefit of stock option compensation, excluding the tax benefit related to the deferred tax asset for share-based payments subject to SFAS No. 123(R), was recorded as additional paid-in capital. For fiscal 2008 and 2007, we recorded a tax benefit of $1.1 million and $0.1 million, respectively, related to our interest rate swap agreements (see Note 7) to stockholders’ equity as a component of other comprehensive income (loss).

At August 31, 2008, we had foreign net operating loss carryforwards, before valuation allowances, of approximately $4.5 million with an indefinite carryforward period and approximately $19.1 million of federal loss carryforwards related to the acquisition of Axia. The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 and also have expiration dates ranging from 2011 until 2020.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In $000s)
Year ended August 31,	2008	2007	2006

Statutory federal income tax	$32,394	$26,349	$21,406
State income taxes, less federal income tax benefit	3,910	3,133	2,495
Other	1,436	681	108
Income tax expense	$37,740	$30,163	$24,009

FIN No. 48

We adopted the provisions of FIN No. 48 on September 1, 2007. Adopting FIN No. 48 had the following impact on our financial statements: increased other long-term liabilities by $11.9 million; decreased our income taxes payable by $0.2 million; decreased long-term deferred tax liabilities by $11.0 million; and decreased our retained earnings by $0.7 million. As of August 31, 2008, we had $0.3 million of unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2008 and September 1, 2007, we had accrued interest related to uncertain tax positions of $1.5 million and $0.8 million, respectively, on our balance sheet. During fiscal 2008, we included approximately $0.5 million of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In $000s)

Unrecognized tax benefits at September 1, 2007	$11,050
Decreases based on tax positions related to FY‘08	(8,534)
Lapse of statutes of limitation	(140)
Unrecognized tax benefits at August 31, 2008	2,376

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in these jurisdictions include 2005 to present. We are currently under audit by the Internal Revenue Service for our 2005 and 2006 tax years.

6.	Derivative Instruments and Hedging Activities

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

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under these interest rate swap agreements, the interest rate is fixed with respect to specified amounts of notional principal. The swaps are accounted for in accordance with SFAS No. 133 and were designated at their inception as qualifying cash flow hedges; thus, they are recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income. The fair values of the swaps at August 31, 2008 of $0.7 million and ($3.6) million have been reported in other assets and other long-term liabilities, respectively, with an offset, net of tax, included in accumulated other comprehensive loss in the consolidated balance sheets.

7.	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of August 31, 2008, availability under our revolving credit facility totaled $247.9 million.

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

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Third Amended Credit Agreement for each of the next five years and thereafter:

(In $000s)
Year ending August 31,
2009	2,000
2010	2,000
2011	2,000
2012	152,000
2013	2,000
2014 and thereafter	187,000
Total	$347,000

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of August 31, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of August 31, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap arrangement amortizes over a 39-month period. The notional                 value of this swap as of August 31, 2008 was $150 million.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

8.	Fair Value of Financial Instruments

In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” we used the following methods to estimate the fair value of each class of financial instruments:

a. Cash and cash equivalents – The carrying amounts at August 31, 2008 and 2007 approximate fair value because of the short maturity of those instruments (less than three months).

b. Long-term investments – Long-term investments at August 31, 2008 and 2007 consist primarily of available-for-sale securities accounted for in accordance with SFAS No. 115. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses reported in other comprehensive income.

c. Foreign currency contracts – Foreign currency contracts at August 31, 2008 and 2007 are carried at their estimated fair values in accordance with SFAS No. 133. The fair values of foreign currency contracts are estimated by obtaining quotes from brokers.

d. Interest rate swaps – Interest rate swaps at August 31, 2008 and 2007 are carried at their estimated fair values in accordance with SFAS No. 133. The fair values of our interest rate swap agreements are the amounts at which they could be settled, based on estimates obtained from the counterparties.

e. Long-term debt – The estimated fair value of outstanding borrowings under the Third Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair values and carrying amounts of outstanding borrowings under the Third Amended Credit Agreement at August 31, 2008 are $338.0 million and $348.2 million, respectively. The estimated fair values and carrying amounts of outstanding borrowings at August 31, 2007 were $293.3 million and $299.0 million, respectively.

9.	Other Long-Term Liabilities

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

As of August 31, 2008 and 2007, other long-term liabilities included vested amounts under the plan of $7.9 million and $7.6 million, respectively, net of the current portions of $2.7 million and $1.9 million, respectively. For the next five years ended August 31, we must make estimated plan payments of $2.7 million, $1.0 million, $0.6 million, $0.5 million, and $0.1 million, respectively.

10.	Leases

We maintain operating lease agreements principally for our corporate office space, our call centers, and our operations support and training offices. Our corporate office lease covers approximately 264,000 square feet. It commenced in March 2008 and expires in February 2023. We also lease office space for our 15 call center locations for an aggregate of approximately 391,000 square feet of space with lease terms expiring on various dates from 2009 to 2015. Our operations support and training offices contain approximately 74,000 square feet in aggregate and have lease terms expiring from 2009 to 2015.

Our corporate office lease agreement contains escalation clauses and provides for two renewal options of five years each at then prevailing market rates. The base rent for the initial 15-year term is based on the actual construction costs of the building and will range from $4.2 million to $6.3 million per year over the term of the lease. The landlord provided a tenant improvement allowance equal to $39.20 per square foot. We record leasehold improvement incentives as deferred rent and amortize them as reductions to rent expense over the lease term. We recognize rent expense on a straight-line basis over the lease term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices. Certain operating leases contain renewal options to extend the lease for additional periods. For the years ended August 31, 2008, 2007, and 2006, rent expense under lease agreements was approximately $16.9 million, $10.6 million, and $7.7 million, respectively. Our capital lease obligations are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of sublease income, under all capital leases and non-cancelable operating leases for each of the next five years:

(In $000s)	Capital	Operating
Year ending August 31,	Leases	Leases
2009	$48	$12,916
2010	—	12,764
2011	—	11,832
2012	—	10,673
2013	—	8,781
2014 and thereafter	—	59,189
Total minimum lease payments	48	$116,155
Less amount representing interest	(1)
Present value of net minimum lease payments	47
Less current portion	(47)
	$—

11.	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant. The options generally vest over or at the end of four years based on service conditions. Options granted on or after August 24, 2005 generally expire seven years from the date of grant, while options granted before August 24, 2005 expire ten years from the date of grant. Restricted share awards generally vest at the end of four years. Certain option and restricted share awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans). At August 31, 2008, we have reserved approximately 1.2 million shares for future equity grants under our stock incentive plans.

For the years ended August 31, 2008, 2007 and 2006, we recognized share-based compensation costs of $16.5 million, $18.8 million and $14.0 million, respectively, which consisted of $8.0 million, $8.4 million and $6.6 million in cost of services, respectively, and $8.5 million, $10.4 million and $7.4 million in selling, general and administrative expenses, respectively. We also recognized a total income tax benefit in the statement of operations for share-based compensation arrangements of $6.5 million, $7.4 million and $5.5 million for the years ended August 31, 2008, 2007 and 2006, respectively. We did not capitalize any share-based compensation costs during fiscal 2008, 2007, or 2006.

As of August 31, 2008, there was $35.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

For the years ended August 31, 2008, 2007 and 2006, we used a lattice-based binomial option valuation model (“lattice binomial model”) to estimate the fair values of stock options. During fiscal 2007 and

2006, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock. During fiscal 2008, we based expected volatility on historical volatility due to the low volume of traded options on our stock. The expected term of options granted was derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding. We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended August 31, 2008, 2007, and 2006:

Year Ended August 31,	2008	2007	2006
Weighted average grant-date fair value of options	$22.16	$22.08	$22.61

Assumptions:
Expected volatility	37.8%	48.7%	47.7%
Expected dividends	—	—	—
Expected term (in years)	6.6	5.5	5.3
Risk-free rate	4.2%	5.1%	3.8%

A summary of option activity as of August 31, 2008 and changes during the year then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2007	5,245	$22.46
Granted	657	47.88
Exercised	(611)	11.03
Forfeited or expired	(175)	39.17
Outstanding at August 31, 2008	5,116	26.52	4.8	$16,608
Exercisable at August 31, 2008	3,265	16.23	4.6	$16,608

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during fiscal 2008, 2007 and 2006 was $27.5 million, $35.9 million, and $29.0 million, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2008 was $6.7 million. The actual tax benefit realized during fiscal 2008 for the tax deductions from option exercises totaled $10.8 million. We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the years ended August 31, 2008, 2007 and 2006 was $43.17, $43.76 and $47.40, respectively.

The following table shows a summary of our nonvested shares as of August 31, 2008 as well as activity during the year then ended. The total fair value of shares vested during fiscal 2008, 2007, and 2006 was $0.8 million, $0.5 million, and $0.4 million, respectively.

Nonvested Shares	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 1, 2007	364	$43.76
Granted	250	42.91
Vested	(20)	40.85
Forfeited	(41)	48.19
Nonvested at August 31, 2008	553	43.17

12.	Comprehensive Income

Comprehensive income, net of income taxes, was $53.5 million, $45.1 million, and $37.2 million for the years ended August 31, 2008, 2007, and 2006, respectively.

13.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share:

(In 000s except per share data)	Year Ended August 31,
	2008	2007	2006
Numerator:
Net income - numerator for basic earnings per share	$54,815	$45,121	$37,151

Denominator:
Shares used for basic earnings per share	34,977	35,049	34,348
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	1,477	1,887	2,015
Restricted stock units	143	66	16
Shares used for diluted earnings per share	36,597	37,002	36,379

Earnings per share:
Basic	$1.57	$1.29	$1.08
Diluted	$1.50	$1.22	$1.02

Dilutive securities outstanding not included in the computation
of earnings per share because their effect is antidilutive:	1,658	1,117	749

14.	Stockholder Rights Plan

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

15.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees. Employees can contribute up to a certain percentage of their base compensation as defined in the Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the Plan totaled $4.3 million, $3.8 million, and $2.5 million for the years ended August 31, 2008, 2007, and 2006, respectively.

16.	Commitments and Contingencies

Pursuant to an earn-out agreement executed in connection with the acquisition of certain assets of Health IQ in June 2005, we were obligated to pay the former stockholders of Health IQ additional purchase price equal to a percentage of revenues recognized from Health IQ’s programs in each of the fiscal quarters during the three-year period ended August 31, 2008.

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

In the action by the former employee, discovery is complete. On April 28, 2008, AHSI filed a motion for summary judgment seeking dismissal of the plaintiff’s claims. On July 21, 2008, the court granted the motion for summary judgment with respect to the plaintiff’s claims alleging violations of provisions of the Social Security Act prohibiting physician self-referrals, and these claims have been dismissed. The court denied the motion for summary judgment with respect to the plaintiff’s claims alleging violations of the federal anti-kickback statute and ruled that the plaintiff may go to trial as to those claims. The proceedings before the United States District Court for the District of Columbia have concluded, and that court has suggested to the Judicial Panel on Multidistrict Litigation that the case be remanded to the United States

District Court for the Middle District of Tennessee for trial. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

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

Securities Class Action Litigation

Beginning on June 5, 2008, Healthways and certain of its present and former officers and/or directors were named as defendants in two putative securities class actions filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division. On August 8, 2008, the court ordered the consolidation of the two related cases, appointed lead plaintiff and lead plaintiff’s counsel, and granted lead plaintiff leave to file a consolidated amended complaint.

The amended complaint, filed on September 22, 2008, alleges that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways. The amended complaint further alleges that certain of the individual defendants also violated Section 20A of the Act based on their stock sales. Plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008. Defendants’ motion to dismiss the amended complaint is due to be filed on November 6, 2008. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

Shareholder Derivative Lawsuits

Also, on June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of Healthways in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company. These actions are based upon substantially the same facts alleged in the securities class action litigation described above. The plaintiffs are seeking to recover damages in an unspecified amount and equitable and/or injunctive relief.

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel. On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action has been resolved by the District Court. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

ERISA Lawsuits

Additionally, on July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of

Tennessee, Nashville Division against Healthways, Inc. and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan. The central allegation is that Company stock was an imprudent investment option for the 401(k) plan.

The complaint was amended on September 29, 2008. The named defendants are: the Company, Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan. The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Discovery in this case has not yet commenced; a trial date of April 27, 2010 has been set. Defendants filed a motion to dismiss on October 29, 2008.

While management believes it has meritorious defenses to the claims made in the foregoing described legal proceedings, resolution of these legal matters could have a material adverse effect on our consolidated results of operations, although we are not able to reasonably estimate a range of potential losses. We believe that we will continue to incur legal expenses associated with the defense of these matters which may be material to our consolidated results of operations in a particular financial reporting period. As these matters are subject to inherent uncertainties, management’s view of these matters may change in the future.

17.	Segment Disclosures

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on a management approach to defining operating segments. We have aggregated several operating segments into one reportable segment, Health and Care Support. Our integrated Health and Care Support product line includes programs for various diseases, conditions, and wellness programs. It is impracticable for us to report revenues by program. Further, we report revenues from our external customers on a consolidated basis since Health and Care Support is the only service that we provide.

In fiscal 2008, two customers each comprised 10% or more of our revenues. Revenues from each of these customers individually totaled approximately 20% and 10%, respectively, of fiscal 2008 revenues. In fiscal 2007, we derived approximately 22% of our revenues from one customer, with no other customer comprising 10% or more of our revenues. In fiscal 2006, two customers each comprised 10% or more of our revenues. Revenues from each of these customers individually totaled approximately 27% and 11%, respectively, of fiscal 2006 revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheets of Healthways, Inc. as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 and 5 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, effective September 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthways, Inc.’s and Subsidiaries' internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

October 27, 2008

Quarterly Financial Information (unaudited):
(In thousands, except per share data)

Fiscal 2008	First	Second		Third		Fourth

Revenues	$175,819	$178,966		$191,439		$190,018
Gross margin	$43,823	$46,134		$53,135		$55,105
Income before income taxes	$18,986	$21,165		$23,724		$28,680
Net income	$11,183	$12,454		$13,974		$17,203

Basic earnings per share (2)	$0.31	$0.35		$0.40		$0.51
Diluted earnings per share (2)	$0.30	$0.33		$0.39		$0.49

Fiscal 2007	First	Second		Third		Fourth

Revenues	$117,055	$160,281		$167,900		$170,350
Gross margin	$33,871	$43,803	(1)	$44,873	(1)	$47,638
Income before income taxes	$19,809	$18,266		$17,145		$20,063
Net income	$11,834	$11,024		$10,792		$11,471

Basic earnings per share (2)	$0.34	$0.32		$0.31		$0.32
Diluted earnings per share (2)	$0.32	$0.30		$0.29		$0.31

(1)	Reflects certain reclassifications from selling, general and administrative expenses to cost of services that were made to conform to current classifications.

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

Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2008, has issued an attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

We have performed an evaluation as of the end of the period covered by this report of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934), under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited Healthways, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthways, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Healthways, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008 of Healthways, Inc. and our report dated October 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

October 27, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

The following table summarizes information concerning the Company’s equity compensation plans at August 31, 2008:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by security holders	5,116,000	$26.52	1,220,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,116,000	$26.52	1,220,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 2009, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation for Healthways, Inc., as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2008]

3.2	Bylaws, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

3.3	Amendment to bylaws, as amended [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 15, 2007]

3.4	Amendment No. 2 to bylaws, as amended [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 3, 2008]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

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

10.5	Fourth Amendment to Third Amended Credit Agreement, dated August 15, 2008 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender

10.6

Fifth Amendment to Third Amended Credit Agreement, dated August 22, 2008 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2008]

10.7

Office Lease by and between Healthways, Inc. and Highwoods/Tennessee Holdings, L.P., dated as of May 4, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006]

10.8

Consulting Agreement between the Company and Rincon Advisors, LLC dated October 11, 2006 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

10.9

Subscription Agreement between the Company, L. Ben Lytle, and the L. Ben Lytle Amended and Restated Revocable Living Trust, U/A dated October 11, 2006 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

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

10.15

Amendment to Employment Agreement dated October 7, 2005 between the Company and Henry D. Herr [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company dated October 12, 2005]

10.16

Amendment No. 2 to Employment Agreement dated February 13, 2008 between the Company and Henry D. Herr [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2008]

10.17	Employment Agreement dated April 24, 2008 between the Company and Anne Wilkins [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2008]

10.18	Employment Agreement dated February 1, 2006 between the Company and James Pope, MD [incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.19	Employment Agreement dated September 5, 2003 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2003]

10.20	Employment Agreement dated February 1, 2006 between the Company and Robert L. Chaput [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006]

10.21	Employment Agreement dated October 11, 2008 between the Company and Stefen F. Brueckner [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2008]

10.22

Long-term performance award agreement dated September 28, 2006 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.23	Capital Accumulation Plan, as amended and restated [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2005]

10.24	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.25	2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007]

10.26	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.27	2001 Amended and Restated Stock Option Plan, as amended [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.28	Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.29	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.30	Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., President and Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Executive Vice President and Chief Financial Officer

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

HEALTHWAYS, INC

October 29, 2008	By: /s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	President, Chief Executive	October 29, 2008
Ben R. Leedle, Jr.	Officer, and Director (Principal Executive Officer)
/s/ Mary A. Chaput	Executive Vice President and Chief	October 29, 2008
Mary A. Chaput	Financial Officer (Principal Financial Officer)
/s/ Alfred Lumsdaine	Senior Vice President and Corporate	October 29, 2008
Alfred Lumsdaine /s/ Thomas G. Cigarran	Controller (Principal Accounting Officer) Chairman of the Board and Director	October 29, 2008
Thomas G. Cigarran

/s/ John A. Wickens	Director	October 29, 2008
John A. Wickens

/s/ Henry D. Herr	Director	October 29, 2008
Henry D. Herr

/s/ William C. O’Neil, Jr.	Director	October 29, 2008
William C. O'Neil, Jr.
/s/ John W. Ballantine	Director	October 29, 2008
John W. Ballantine
/s/ Mary Jane England, M.D.	Director	October 29, 2008
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	October 29, 2008
Alison Taunton-Rigby

/s/ L. Ben Lytle	Director	October 29, 2008
L. Ben Lytle