Form 10-Q
period 2008-11-30
HEALTHWAYS, INC
filed 2009-01-09
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2008

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

Yes ☐ No ☒

As of January 6, 2009 there were outstanding 33,652,826 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	November 30,	August 31,
	2008	2008
Current assets:
Cash and cash equivalents	$4,351	$35,242
Accounts receivable, net	121,385	113,312
Prepaid expenses	10,009	8,992
Other current assets	2,795	5,275
Deferred tax asset	25,915	24,948
Total current assets	164,455	187,769

Property and equipment:
Leasehold improvements	38,433	37,475
Computer equipment and related software	136,148	131,296
Furniture and office equipment	29,421	29,209
Capital projects in process	16,045	12,052
	220,047	210,032
Less accumulated depreciation	(108,055)	(98,971)
	111,992	111,061

Other assets	15,592	16,575

Customer contracts, net	33,167	34,521
Other intangible assets, net	72,268	72,582
Goodwill, net	484,596	484,305

Total assets	$882,070	$906,813

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 30,	August 31,
	2008	2008
Current liabilities:
Accounts payable	$15,833	$18,753
Accrued salaries and benefits	26,867	31,612
Accrued liabilities	24,644	23,555
Deferred revenue	6,955	6,422
Contract billings in excess of earned revenue	75,354	75,454
Income taxes payable	10,863	3,984
Current portion of long-term debt	2,220	2,837
Current portion of long-term liabilities	4,011	3,876
Total current liabilities	166,747	166,493

Long-term debt	304,882	345,395
Long-term deferred tax liability	6,900	9,364
Other long-term liabilities	36,795	31,227

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,614,758 and 33,603,320 shares outstanding	34	34
Additional paid-in capital	211,731	207,918
Retained earnings	160,353	147,772
Accumulated other comprehensive loss	(5,372)	(1,390)
Total stockholders’ equity	366,746	354,334

Total liabilities and stockholders’ equity	$882,070	$906,813

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended
	November 30,
	2008	2007

Revenues	$185,403	$175,819
Cost of services (exclusive of depreciation and amortization of $8,888 and $7,810, respectively, included below)	129,048	124,186
Selling, general & administrative expenses	17,945	16,848
Depreciation and amortization	12,167	10,458

Operating income	26,243	24,327
Interest expense	5,096	5,341

Income before income taxes	21,147	18,986
Income tax expense	8,566	7,803

Net income	$12,581	$11,183

Earnings per share:
Basic	$0.37	$0.31

Diluted	$0.37	$0.30

Weighted average common shares
and equivalents:
Basic	33,612	35,717
Diluted	34,068	37,690

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended November 30, 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, August 31, 2008	$—	$34	$207,918	$147,772	$(1,390)	$354,334

Comprehensive income:

Net income	—	—	—	12,581	—	12,581

Net change in fair value of interest rate
swaps, net of income taxes of $2,158	—	—	—	—	(3,296)	(3,296)

Foreign currency translation adjustment	—	—	—	—	(686)	(686)

Total comprehensive income						8,599

Exercise of stock options	—	—	28	—	—	28

Tax benefit of option exercises	—	—	65	—	—	65

Share-based employee compensation expense	—	—	3,720	—	—	3,720

Balance, November 30, 2008	$—	$34	$211,731	$160,353	$(5,372)	$366,746

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,581	$11,183
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	12,167	10,458
Amortization of deferred loan costs	306	292
Share-based employee compensation expense	3,720	4,162
Excess tax benefits from share-based payment arrangements	(65)	(5,385)
Increase in accounts receivable, net	(8,073)	(20,204)
Decrease in other current assets	1,463	1,393
(Decrease) increase in accounts payable	(3,296)	1,189
(Decrease) increase in accrued salaries and benefits	(4,745)	5,649
Increase in other current liabilities	8,464	15,796
Deferred income taxes	(1,272)	(2,937)
Other	304	3,645
Decrease in other assets	153	346
Payments on other long-term liabilities	(58)	(111)
Net cash flows provided by operating activities	21,649	25,476

Cash flows from investing activities:
Acquisition of property and equipment	(10,203)	(15,999)
Acquisitions, net of cash acquired	(449)	(106)
Other	(1,366)	—
Net cash flows used in investing activities	(12,018)	(16,105)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	45,000	—
Payments of long-term debt	(86,130)	(10,551)
Exercise of stock options	28	2,668
Excess tax benefits from share-based payment arrangements	65	5,385
Other	515	—
Net cash flows used in financing activities	(40,522)	(2,498)

Net (decrease) increase in cash and cash equivalents	(30,891)	6,873

Cash and cash equivalents, beginning of period	35,242	47,655

Cash and cash equivalents, end of period	$4,351	$54,528

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three months ended November 30, 2008 and 2007 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) did not materially impact our financial position or results of operations when it became effective on January 1, 2009.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended November 30, 2008 and 2007, we recognized share-based compensation costs of $3.7 million and $4.2 million, respectively.

A summary of our stock options as of November 30, 2008 and changes during the three months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2008	5,116	$26.52
Granted	240	10.10
Exercised	(11)	2.48
Forfeited or expired	(19)	41.56
Outstanding at November 30, 2008	5,326	25.55	4.71	$1,859
Exercisable at November 30, 2008	3,282	16.38	4.34	1,843

The weighted-average grant-date fair value of options granted during the three months ended November 30, 2008 was $5.01.

On December 30, 2008, we completed an offer to purchase outstanding options to acquire shares of common stock of Healthways, Inc. (the “Company”) that were granted between September 1, 2004 and August 15, 2008 under our shareholder-approved stock option plans. See Note 9 for further information.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of November 30, 2008 as well as activity during the three months then ended:

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2008	553	$43.17
Granted	3	22.01
Vested	(1)	35.91
Forfeited	(12)	41.36
Nonvested at November 30, 2008	543	43.14

(4)	Derivative Investments and Hedging Activities

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

As a result of our international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is economically hedged with currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates. The principal currency hedged is the Euro. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our foreign currency derivatives as other current assets or accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under these interest rate swap agreements, the interest rate is fixed with respect to specified amounts of notional principal. The swaps are accounted for in accordance with SFAS No. 133 and were designated at their inception as qualifying cash flow hedges; thus, they are recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income. The fair values of the swaps at November 30, 2008 of ($8.4) million have been reported in other long-term liabilities with an offset, net of tax, included in accumulated other comprehensive loss in the consolidated balance sheets.

(5)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of November 30, 2008, availability under our revolving credit facility and swingline sub facility totaled $287.6 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the

Company’s common stock. As of November 30, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of November 30, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period. The notional               amount of this swap as of November 30, 2008 was $120 million.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

(6)	Commitments and Contingencies

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

In the action by the former employee, discovery is complete. On April 28, 2008, AHSI filed a motion for summary judgment seeking dismissal of the plaintiff’s claims. On July 21, 2008, the court granted the motion for summary judgment with respect to the plaintiff’s claims alleging violations of provisions of the Social Security Act prohibiting physician self-referrals, and these claims have been dismissed. The court denied the motion for summary judgment with respect to the plaintiff’s claims alleging violations of the federal anti-kickback statute and ruled that the plaintiff may go to trial as to those claims. The proceedings before the United States District Court for the District of Columbia have concluded, and on December 9, 2008 the Judicial Panel on Multidistrict Litigation ordered that the case be remanded to the United States District Court for the Middle District of Tennessee for trial. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

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

Securities Class Actions

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

In support of these claims, Lead Plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  Defendants filed a motion to dismiss the amended complaint on November 12, 2008.  Discovery has not yet commenced in the consolidated case, and no trial date has been set.

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

ERISA Lawsuit

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Defendants filed a motion to dismiss on October 29, 2008.   Discovery in this case has not yet commenced and a trial date of April 27, 2010 has been set.

Outlook

While we believe we have meritorious defenses to the claims made in the foregoing described legal proceedings, resolution of these legal matters could have a material adverse effect on our consolidated results of operations and/or financial condition although we are not able to reasonably estimate a range of potential losses. We believe that we will incur increased legal expenses associated with the defense of the lawsuit by the former employee, which may be material to our consolidated results of operations for fiscal 2009 or in a particular financial reporting period. As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

(7)	Comprehensive Income

Comprehensive income, net of income taxes, was $8.6 million and $10.2 million for the three months ended November 30, 2008 and 2007, respectively.

(8)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended November 30, 2008 and 2007:

(In 000s, except per share data)	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2008	2007
Numerator:
Net income - numerator for basic earnings per share	$12,581	$11,183

Denominator:
Shares used for basic earnings per share	33,612	35,717
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	308	1,842
Restricted stock units	148	131
Shares used for diluted earnings per share	34,068	37,690

Earnings per share:
Basic	$0.37	$0.31
Diluted	$0.37	$0.30

Dilutive securities outstanding not included in the computation of earnings per share because their effect
is antidilutive:	4,058	461

(9)	Subsequent Events

On December 30, 2008, we completed an offer to purchase outstanding options to acquire shares of common stock of the Company that were granted between September 1, 2004 and August 15, 2008 under our shareholder-approved stock option plans (the “Tender Offer”). We purchased stock options representing the right to acquire 1.1 million shares of the Company’s common stock for $0.7 million in cash. We also expect to recognize $11.5 million of additional stock-based compensation expense in December 2008, which represents the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer on December 30, 2008.

We expect to incur a pretax charge for the month of December 2008 of approximately $9.0 million related to a restructuring of the Company announced in October 2008, which includes severance costs, net of any equity forfeitures, and capacity consolidation costs. The restructuring did not materially affect our financial results for the three months ended November 30, 2008.

In December 2008, we decided to discontinue offering one of our products as a standalone program. As a result of this decision we did not renew the expiring trade name associated with this product and recorded an impairment loss of $4.3 million in December to write off this intangible asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct health care costs and the costs associated with the loss of health-related employee productivity.

Healthways provides highly specific and personalized interventions for each individual in a population, irrespective of health status, age or sponsor. Our evidence-based health, prevention and well-being services are made available to consumers via phone, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, Healthways’ customers include health plans, governments, employers and hospitals in all 50 states, the District of Columbia and Puerto Rico. We successfully entered markets on three additional continents and now provide health improvement programs and services in Germany, Brazil and Australia. We have a worldwide network of care enhancement and coaching centers staffed with licensed health professionals. Our fitness center network encompasses more than 18,000 U.S. locations. We also maintain an extensive network of complementary and alternative medicine providers and chiropractors consisting of more than 32,000 licensed professionals.

Specifically, Healthways focuses on:

1.	Keeping Healthy People Healthy
•	Fostering wellness and disease prevention through total population screening, health risk assessments and supportive interventions
•	Providing access to health improvement programs, such as fitness, weight management, complementary and alternative medicine and smoking cessation

Our prevention programs focus on education, physical fitness, health coaching, behavior change techniques and support, and evidence-based interventions to drive adherence to proven standards of care, medication regimens and physicians’ plans of care. Healthways believes this approach optimizes the health status of member populations and reduces the short- and long-term direct health care costs for participants, including costs associated with the loss of health-related employee productivity.

2.	Driving Healthy Behaviors and Mitigating Lifestyle Risk
•	Promoting the reduction of lifestyle behaviors that lead to poor health or chronic conditions
•

Providing educational materials and personal interactions with highly trained nurses and other health care professionals to create and sustain healthier behaviors for the at-risk and those in the early stages of chronic conditions

We enable health plans and employers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness program or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

3.	Optimizing Care for those with Existing Conditions or Disease
•	Incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes
•	Developing care support plans and motivating members to set attainable goals for themselves
•	Providing local market resources to address acute episodic interventions
•	Coordinating members’ care with their health care providers
•	Providing software licensing and management consulting in support of health and care support services

Healthways provides programs for people with chronic diseases or persistent conditions, including: diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis and urinary incontinence. We also provide high-risk care management for members at risk for hospitalization due to complex conditions. Healthways believes creating real and sustainable behavior change generates measurable, long-term cost savings.

In summary, Healthways’ guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive. Our programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and promote the best possible health habits for those who are already affected by health conditions or disease.

At the same time, we recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously. By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time. Further, our extensive and fully accredited complementary and alternative provider network offers convenient access to the significant number of individuals who seek health services outside of the traditional health care system.

Highlights of Performance for the Three Months Ended November 30, 2008

•	Revenues for the three months ended November 30, 2008 increased 5.5% over the three months ended November 30, 2007.
•	Net income for the three months ended November 30, 2008 increased 12.5% over the three months ended November 30, 2007.

Recent Developments

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31. Accordingly, our next full fiscal year will begin on January 1, 2009 following the four-month transition period ending December 31, 2008. We will file a report covering the four-month transition period on Form 10-QT in February 2009.

On December 30, 2008, we completed an offer to purchase outstanding options to acquire shares of common stock of the Company that were granted between September 1, 2004 and August 15, 2008 under our shareholder-approved stock option plans (the “Tender Offer”). We purchased stock options representing the right to acquire 1.1 million shares of the Company’s common stock for $0.7 million in cash. We also expect to recognize $11.5 million of additional stock-based compensation expense in

December 2008, which represents the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer on December 30, 2008.

We expect to incur a pretax charge for the month of December 2008 of approximately $9.0 million related to a restructuring of the Company announced in October 2008, which includes severance costs, net of any equity forfeitures, and capacity consolidation costs. The restructuring did not materially affect our financial results for the three months ended November 30, 2008.

In December 2008, we decided to discontinue offering one of our products as a standalone program. As a result of this decision we did not renew the expiring trade name associated with this product and recorded an impairment loss of $4.3 million in December to write off this intangible asset.

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

•

the impact of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•	our ability to reach mutual agreement with CMS with respect to results necessary to achieve success as defined under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
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

•	counterparty risk associated with our interest rate swap agreements;
•	our ability to integrate acquired businesses or technologies into our business;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•

our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services;
•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;
•	the impact of litigation involving us and/or our subsidiaries;
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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the three months ended November 30, 2008 were performance-based and were subject to final reconciliation as of November 30, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Approximately 19% of our revenues for the three months ended November 30, 2008 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of November 30, 2008 and 2007 were as follows:

	November 30,	November 30,
(In 000s)	2008	2007
Available lives(1)	195,000	183,400
Billed lives	32,700	26,700

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at November 30, 2008. Annualized revenue in backlog as of November 30, 2008 and 2007 was as follows:

	November 30,	November 30,
(In 000s)	2008	2007
Annualized revenue in backlog	$31,900	$51,000

Our Health and Care Support services for self-insured employers generally begin on January 1, which has historically resulted in a disproportionate amount of our new business beginning on this date.

Business Strategy

The World Health Organization defines health as “...not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall costs and improve productivity. Our programs are designed to:

•	keep healthy individuals healthy;
•	mitigate and slow the progression to disease associated with family or lifestyle risk factors; and
•	promote the best possible health for those who are already affected by existing health conditions or disease.

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value, reducing overall costs and improving productivity for individuals, families, health plans, governments and employers.

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way. Believing that what gets measured gets acted upon, in January 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being. The Gallup-Healthways Well-Being IndexTM is a unique partnership in well-being measurement and research that surveys 1,000 Americans every day, seven days a week. Under the agreement, Gallup evaluates and reports on the well-being of countries, states and communities. We perform similar services for companies, families and individuals.

To impact measurements like the Well-Being Index and thus enhance health and well-being within their respective populations, our current and prospective customers need solutions that focus on the underlying drivers of health care demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risks, and manage chronic conditions. Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point. We believe we can achieve health and well-being improvements in a population and generate significant cost savings and productivity improvements by providing effective programs that support the individual throughout his or her health journey.

We are adding and enhancing solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions. The flexibility of Healthways’ programs allows customers to provide services they deem appropriate for their organizations. Customers may select from certain single program options up to a total-population approach, in which all members of the customer’s population are eligible to receive benefits.

To support competitive advantage in delivering our services, we plan to continue using our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, proprietary technologies and techniques. Healthways anticipates it will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance its information technology support. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Critical Accounting Policies

We describe our accounting policies in Note 1of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. We prepare the consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the three months ended November 30, 2008 were performance-based and were subject to final reconciliation as of November 30, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Substantially all of the fees under the Medicare Health Support pilots in which we participated were performance-based. Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of November 30, 2008, we had recognized $10.2 million of cumulative performance-based fees under the Medicare Health Support pilots, and contract billings in excess of earned revenue related to these pilots totaled $55.8 million.

Under the terms of our Cooperative Agreement with CMS, we expect to receive the final quarterly summary performance report from CMS’ independent financial reconciliation contractor in the first half of calendar 2009. While the Cooperative Agreement allows for a 30-day reconciliation period upon receipt of the final quarterly summary performance report, we cannot assure you that we will be able to reach a final reconciliation within this timeframe.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of November 30, 2008, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $47.9 million. Of this amount, $10.2 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $37.7 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During the three months ended November 30, 2008, we recognized a net increase in revenue of approximately $4.4 million that related to services provided prior to September 1, 2008.

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

We amortize other identifiable intangible assets, such as acquired technologies and customer contracts, on the straight-line method over their estimated useful lives, except for a trade name which has an indefinite life and is not subject to amortization. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Results of Operations

The following table shows the components of the statements of operations for the three months ended November 30, 2008 and 2007 expressed as a percentage of revenues.

	Three Months Ended
	November 30,
	2008	2007

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	69.6%	70.6%
Selling, general and administrative expenses	9.7%	9.6%
Depreciation and amortization	6.6%	5.9%
Operating income (1)	14.2%	13.8%

Interest expense	2.7%	3.0%

Income before income taxes (1)	11.4%	10.8%
Income tax expense	4.6%	4.4%

Net income	6.8%	6.4%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended November 30, 2008 increased $9.6 million, or 5.5%, over revenues for the three months ended November 30, 2007, primarily due to the following:

•	$12.1 million due to the commencement of new contracts;
•	$3.2 million due to an increase in the recognition of performance-based fees as revenue; and
•	$3.0 million due to growth in the number of self-insured employers on behalf of our health plan customers.

These increases were partially offset by decreases in revenues of $10.8 million primarily due to contract restructurings and terminations with certain customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 69.6% for the three months ended November 30, 2008 compared to 70.6% for the three months ended November 30, 2007, primarily due to the following:

•	decreased costs related to the two Medicare Health Support pilots in which we participated, which ended in January 2008 and July 2008, respectively; and
•	efficiencies related to certain cost management initiatives.

These decreases were somewhat offset by the following increases in cost of services as a percentage of revenues:

•	increased member utilization of fitness centers for contracts for which we receive a fixed fee per member;
•	contract restructurings with certain customers, as noted above, that resulted in decreased revenues without a proportional corresponding decrease in costs; and
•	increased costs related to information technology hosting security and storage for the three months ended November 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended November 30, 2008 remained relatively consistent with the three months ended November 30, 2007.

Depreciation and Amortization

Depreciation and amortization expense increased 16.3% for the three months ended November 30, 2008 compared to the three months ended November 30, 2007, primarily due to increased depreciation expense resulting from capital expenditures of computer software, which we made to enhance our information technology capabilities, and capital expenditures related to our new corporate headquarters. This increase was partially offset by a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008.

Interest Expense

Interest expense for the three months ended November 30, 2008 decreased $0.2 million compared to the three months ended November 30, 2007, primarily as a result of a decrease in interest rates on outstanding borrowings somewhat offset by a higher average level of outstanding borrowings under the Third Amended Credit Agreement during the three months ended November 30, 2008 compared to the three months ended November 30, 2007.

Income Tax Expense

Our effective tax rate decreased to 40.5% for the three months ended November 30, 2008 compared to 41.1% for the three months ended November 30, 2007 primarily due to a decrease in the amount of foreign losses for which no tax benefit is recognized. The difference between the statutory federal income tax rate of 35.0% and our effective tax rate is due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, the impact of tax interest accruals, and certain non-deductible expenses for income tax purposes.

Outlook

We anticipate that revenues for fiscal 2009 will likely decrease over fiscal 2008 revenues primarily due to contract restructurings and terminations with certain customers that may more than offset revenue increases from new or existing customers.

Should revenues for fiscal 2009 decrease as discussed above, cost of services and/or selling, general and administrative expenses as a percentage of revenues for fiscal 2009 could increase due to certain costs that cannot be reduced in the same proportion and/or timeframe as the potential decrease in revenues. In addition, we may incur increased legal expenses in fiscal 2009 associated with the defense of a lawsuit by a former employee (discussed more fully in “Legal Proceedings” below).

As previously mentioned under “Recent Developments”, we expect to recognize $11.5 million of additional stock-based compensation expense in December 2008 related to the Tender Offer. We also expect to incur a pretax charge for the month of December 2008 of approximately $13.0 million related to a restructuring of the Company announced in October 2008, which includes $9.0 million related to severance costs, net of any equity forfeitures, and capacity consolidation and also $4.3 million related to the write-off a trade name.

As discussed in “- Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, due to current economic conditions that have created uncertainty and credit constraints in the markets, we cannot predict the impact that potential changes in interest rates will have on our variable rate debt. We anticipate that our effective tax rate for the December 2008 and for fiscal 2009 will not change significantly; however, we continue to evaluate the impact of changes within our operations on our geographic mix of earnings and overall tax rate.

Liquidity and Capital Resources

Operating activities for the three months ended November 30, 2008 generated cash of $21.6 million compared to $25.5 million for the three months ended November 30, 2007. The decrease in operating cash flow is primarily due to the following:

•	an employee bonus payment to non-officers during the three months ended November 30, 2008 compared to no bonus payment during the three months ended November 30, 2007;
•

an increase in income tax payments during the three months ended November 30, 2008 compared to the three months ended November 30, 2007, primarily due to an increase in final tax payments pertaining to the previous fiscal year; and

•	a decrease in days payables outstanding from November 30, 2007 to November 30, 2008.

This decrease was somewhat offset by an increase in operating cash flow during the three months ended November 30, 2008 compared to the three months ended November 30, 2007, primarily due to increased cash collections on accounts receivable for the three months ended November 30, 2008 compared to the three months ended November 30, 2007.

Investing activities during the three months ended November 30, 2008 used $12.0 million in cash, which primarily consisted of purchases of property and equipment associated with information technology hardware and software.

Financing activities during the three months ended November 30, 2008 used $40.5 million in cash, primarily from repayments on borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of November 30, 2008, availability under our revolving credit facility and swingline sub facility totaled $287.6 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of November 30, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of November 30, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period. The notional               amount of this swap as of November 30, 2008 was $120 million.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Third Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future. However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, or if there is an adverse resolution to certain outstanding litigation, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity. If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business. Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability to obtain credit in the markets. Should the credit markets not improve, we cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) did not materially impact our financial position or results of operations when it became effective on January 1, 2009.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.3 million for the three months ended November 30, 2008.

As a result of our investment in international initiatives, as of November 30, 2008 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and/or forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the three months ended November 30, 2008. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the action by the former employee, discovery is complete. On April 28, 2008, AHSI filed a motion for summary judgment seeking dismissal of the plaintiff’s claims. On July 21, 2008, the court granted the motion for summary judgment with respect to the plaintiff’s claims alleging violations of provisions of the Social Security Act prohibiting physician self-referrals, and these claims have been dismissed. The court denied the motion for summary judgment with respect to the plaintiff’s claims alleging violations of the federal anti-kickback statute and ruled that the plaintiff may go to trial as to those claims. The proceedings before the United States District Court for the District of Columbia have concluded, and on December 9, 2008 the Judicial Panel on Multidistrict Litigation ordered that the case be remanded to the United States District Court for the Middle District of Tennessee for trial. No trial date has been set. The parties have had initial discussions regarding their respective positions in the case; however, no resolution of this case has been reached or can be assured prior to the case proceeding to trial.

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

In support of these claims, Lead Plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  Defendants filed a motion to dismiss the amended complaint on November 12, 2008.  Discovery has not yet commenced in the consolidated case, and no trial date has been set.

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

ERISA Lawsuit

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k)

plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Defendants filed a motion to dismiss on October 29, 2008.   Discovery in this case has not yet commenced and a trial date of April 27, 2010 has been set.

Outlook

While we believe we have meritorious defenses to the claims made in the foregoing described legal proceedings, resolution of these legal matters could have a material adverse effect on our consolidated results of operations and/or financial condition although we are not able to reasonably estimate a range of potential losses. We believe that we will incur increased legal expenses associated with the defense of the lawsuit by the former employee, which may be material to our consolidated results of operations for fiscal 2009 or in a particular financial reporting period. As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

10.1	Capital Accumulation Plan, as amended and restated November 6, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	January 9, 2009	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	January 9, 2009	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)