Form 10-QT
period 2008-12-31
HEALTHWAYS, INC
filed 2009-02-09
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended _____________

or

☒ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from September 1, 2008 to December 31, 2008

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

Yes ☐ No ☒

As of February 2, 2009 there were outstanding 33,657,812 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	December 31,	August 31,
	2008	2008
Current assets:
Cash and cash equivalents	$5,157	$35,242
Accounts receivable, net	115,108	113,312
Prepaid expenses	13,479	8,992
Other current assets	3,810	5,275
Deferred tax asset	30,488	24,948
Total current assets	168,042	187,769

Property and equipment:
Leasehold improvements	34,635	37,475
Computer equipment and related software	138,369	131,296
Furniture and office equipment	29,610	29,209
Capital projects in process	17,462	12,052
	220,076	210,032
Less accumulated depreciation	(108,635)	(98,971)
	111,441	111,061

Other assets	18,089	16,575

Customer contracts, net	32,715	34,521
Other intangible assets, net	68,207	72,582
Goodwill, net	484,596	484,305

Total assets	$883,090	$906,813

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	August 31,
	2008	2008
Current liabilities:
Accounts payable	$21,633	$18,753
Accrued salaries and benefits	33,161	31,612
Accrued liabilities	26,294	23,555
Deferred revenue	6,904	6,422
Contract billings in excess of earned revenue	71,406	75,454
Income taxes payable	8,034	3,984
Current portion of long-term debt	2,035	2,837
Current portion of long-term liabilities	4,609	3,876
Total current liabilities	174,076	166,493

Long-term debt	304,372	345,395
Long-term deferred tax liability	8,073	9,364
Other long-term liabilities	39,533	31,227

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,648,976 and 33,603,320 shares outstanding	34	34
Additional paid-in capital	213,461	207,918
Retained earnings	148,506	147,772
Accumulated other comprehensive loss	(4,965)	(1,390)
Total stockholders’ equity	357,036	354,334

Total liabilities and stockholders’ equity	$883,090	$906,813

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Month Ended		Four Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$59,334	$58,457	$244,737	$234,277
Cost of services (exclusive of depreciation and amortization of $2,916, $2,163, $11,805, and $9,972, respectively, included below)	48,756	39,564	177,651	163,750
Selling, general & administrative expenses	10,290	4,893	27,790	21,741
Depreciation and amortization	4,021	3,224	16,188	13,682
Impairment loss	4,344	—	4,344	—
Restructuring and related charges	9,666	—	10,264	—

Operating income (loss)	(17,743)	10,776	8,500	35,104
Interest expense	1,661	1,776	6,757	7,118

Income (loss) before income taxes	(19,404)	9,000	1,743	27,986
Income tax expense (benefit)	(7,557)	3,703	1,009	11,506

Net income (loss)	$(11,847)	$5,297	$734	$16,480

Earnings (loss) per share:
Basic	$(0.35)	$0.15	$0.02	$0. 46

Diluted	$(0.35)	$0.14	$0.02	$0.44

Weighted average common shares
and equivalents:
Basic	33,628	35,929	33,616	35,770
Diluted	33,989	37,891	34,038	37,739

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Four Months Ended December 31, 2008

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, August 31, 2008	$—	$34	$207,918	$147,772	$(1,390)	$354,334

Comprehensive income:

Net income	—	—	—	734	—	734

Net change in fair value of interest rate
swaps, net of income tax benefit of $3,371	—	—	—	—	(5,007)	(5,007)

Change in fair value of investment, net of
income taxes of $1,094	—	—	—	—	1,607	1,607

Foreign currency translation adjustment	—	—	—	—	(175)	(175)

Total comprehensive loss						(2,841)

Write-off of deferred tax assets related to the repurchase of stock options	—	—	(9,088)	—	—	(9,088)

Exercise of stock options	—	—	56	—	—	56

Tax effect of option exercises	—	—	(340)	—	—	(340)

Share-based employee compensation expense	—	—	14,915	—	—	14,915

Balance, December 31, 2008	$—	$34	$213,461	$148,506	$(4,965)	$357,036

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Four Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$734	$16,480
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	16,188	13,682
Loss on disposal of property and equipment	1,568	221
Impairment loss	4,344	—
Amortization of deferred loan costs	415	389
Share-based employee compensation expense	14,915	5,057
Excess tax benefits from share-based payment arrangements	(68)	(6,072)
Increase in accounts receivable, net	(1,796)	(12,084)
(Increase) decrease in other current assets	(3,011)	1,513
Decrease in accounts payable	(3,620)	(2,429)
Increase in accrued salaries and benefits	1,549	1,848
Increase in other current liabilities	3,374	10,257
Deferred income taxes	(14,133)	(3,025)
Other	1,672	3,951
Decrease in other assets	540	303
Payments on other long-term liabilities	(504)	(111)
Net cash flows provided by operating activities	22,167	29,980

Cash flows from investing activities:
Acquisition of property and equipment	(13,753)	(25,045)
Acquisitions, net of cash acquired	(449)	(15)
Other	(2,208)	—
Net cash flows used in investing activities	(16,410)	(25,060)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,000	—
Payments of long-term debt	(96,825)	(21,070)
Deferred loan costs	(290)	—
Exercise of stock options	56	3,070
Excess tax benefits from share-based payment arrangements	68	6,072
Repurchases of common stock	—	(132)
Change in outstanding checks and other	6,149	—
Net cash flows used in financing activities	(35,842)	(12,060)

Net decrease in cash and cash equivalents	(30,085)	(7,140)

Cash and cash equivalents, beginning of period	35,242	47,655

Cash and cash equivalents, end of period	$5,157	$40,515

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the month and four months ended December 31, 2008 and 2007 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

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

On December 30, 2008, we completed an offer to purchase from our employees, excluding the chief executive officer and Board of Directors, outstanding options to acquire shares of common stock of the Company that were granted between September 1, 2004 and August 15, 2008 under our shareholder-approved stock option plans (the “Tender Offer”). We purchased stock options representing the right to acquire 1.1 million shares of the Company’s common stock in exchange for $0.7 million in cash. We also recognized $11.5 million of additional stock-based compensation expense in December 2008, which represented the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer on December 30, 2008.

For the month and four months ended December 31, 2008 we recognized share-based compensation costs of $11.2 million and $14.9 million, respectively, including the $11.5 million of additional expense related to the Tender Offer described above, which consisted of $7.4 million included in cost of services and $4.1 million included in selling, general and administrative expenses. For the month and four months ended December 31, 2007, we recognized share-based compensation costs of $0.9 million and $5.1 million, respectively.

A summary of our stock options as of December 31, 2008 and changes during the four months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at September 1, 2008	5,116	$26.52
Granted	256	10.02
Exercised	(16)	3.78
Tendered	(1,110)	44.34
Forfeited or expired	(122)	46.28
Outstanding at December 31, 2008	4,124	20.20	4.48	$5,011
Exercisable at December 31, 2008	3,265	16.43	4.24	4,595

The weighted-average grant-date fair value of options granted during the month and four months ended December 31, 2008 was $4.34 and $4.97, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of December 31, 2008 as well as activity during the four months then ended:

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at September 1, 2008	553	$43.17
Granted	26	9.20
Vested	(31)	47.28
Forfeited	(47)	44.70
Nonvested at December 31, 2008	501	41.01

(4)	Restructuring and Related Charges and Impairment Loss

During the month and four months ended December 31, 2008, we incurred net charges of $9.7 million and $10.3 million, respectively, related to a restructuring of the Company primarily focused on streamlining management and better positioning the Company to deliver fully integrated solutions, which was largely completed by the end of calendar 2008. These restructuring charges primarily consisted of severance costs, net of equity forfeitures, and costs associated with capacity consolidation. These amounts represent the cumulative charges incurred, and we do not expect to incur significant additional costs related to this restructuring.

In December 2008, we decided to discontinue offering one of our products as a standalone program. As a result of this decision we did not renew the expiring trade name associated with this product and recorded an impairment loss of $4.3 million in December 2008 to write off this intangible asset.

(5)	Income Taxes

Our effective tax rate increased to 57.9% for the four months ended December 31, 2008 compared to 41.1% for the four months ended December 31, 2007, primarily due to a relatively small base of pretax income for the four months ended December 31, 2008 in relation to the lack of tax benefit on certain expenses incurred in international initiatives, the impact of tax interest accruals, and the impact of certain non-deductible expenses for income tax purposes.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. We are currently under audit by the Internal Revenue Service for our 2005 and 2006 tax years.

We believe that an adequate provision has been made for any adjustments that may result from the tax examination. However, the outcome of tax audits cannot be predicted with certainty. If issues addressed in our tax audit are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income tax in the period such resolution occurs, the timing of which is uncertain.

(6)	Derivative Investments and Hedging Activities

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

As a result of our international initiatives, we are exposed to foreign currency exchange rate risks. A significant portion of these risks is typically economically hedged with currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates. The principal currency hedged is the Euro. These derivative instruments serve as economic hedges and do not qualify for hedge accounting treatment under SFAS No. 133. Accordingly, they require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations. We record the fair market value of our foreign currency derivatives as other current assets or accrued liabilities. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments. Under these interest rate swap agreements, the interest rate is fixed with respect to specified amounts of notional principal. The swaps are accounted for in accordance with SFAS No. 133 and were designated at their inception as qualifying cash flow hedges; thus, they are recorded at estimated fair value in the balance sheet, with changes in fair value being reported in other comprehensive income or loss. The aggregate fair value of the swaps at December 31, 2008 of ($11.3) million has been reported in other long-term liabilities with an offset, net of tax, included in accumulated other comprehensive loss in the consolidated balance sheets.

(7)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of December 31, 2008, availability under our revolving credit facility and swingline sub facility totaled $287.6 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. It also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of December 31, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of December 31, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period. The notional                 amount of this swap as of December 31, 2008 was $120 million.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

(8)	Commitments and Contingencies

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted in part and denied in part the motion to dismiss. Under the schedule that currently exists, discovery in this case will commence by March 26, 2009, and a trial date of April 27, 2010 has been set.

Outlook

While we believe we have meritorious defenses to the claims made in the foregoing described legal proceedings, resolution of these legal matters could have a material adverse effect on our consolidated results of operations and/or financial condition although we are not able to reasonably estimate a range of potential losses. With regard to the lawsuit by the former employee, in the event a trial date is set for 2009 or early 2010 and we do not reach resolution of this matter prior to proceeding to trial, we will likely incur a substantial increase in our legal fees in connection with this matter, which may be material to our consolidated results of operations for calendar 2009 or in a particular financial reporting period. As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

(9)	Comprehensive Income (Loss)

Comprehensive income (loss), net of income taxes, was ($11.4) million and $5.2 million for the month ended December 31, 2008 and 2007, respectively, and ($2.8) million and $15.4 million for the four months ended December 31, 2008 and 2007, respectively.

(10)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the month and four months ended December 31, 2008 and 2007:

(In 000s, except per share data)	Month	Month	Four Months	Four Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss) - numerator for earnings (loss) per share	$(11,847)	$5,297	$734	$16,480

Denominator:
Shares used for basic earnings (loss) per share	33,628	35,929	33,616	35,770
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	206	1,811	270	1,834
Restricted stock units	155	151	152	135
Shares used for diluted earnings (loss) per share	33,989	37,891	34,038	37,739

Earnings (loss) per share:
Basic	$(0.35)	$0.15	$0.02	$0.46
Diluted	$(0.35)	$0.14	$0.02	$0.44

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:	3,594	556	3,088	456

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct health care costs and the costs associated with the loss of health-related employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or sponsor. Our evidence-based health, prevention and well-being services are made available to consumers via phone, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia. We have a worldwide network of care enhancement and coaching centers staffed with licensed health professionals. Our fitness center network encompasses more than 18,000 U.S. locations. We also maintain an extensive network of complementary and alternative medicine providers and chiropractors consisting of more than 32,000 licensed professionals.

Specifically, we focus on:

•	Keeping healthy people healthy by:

•	fostering wellness and disease prevention through total population screening, health risk assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness, weight management, complementary and alternative medicine and smoking cessation.

Our prevention programs focus on education, physical fitness, health coaching, behavior change techniques and support, and evidence-based interventions to drive adherence to proven standards of care, medication regimens and physicians’ plans of care. We believe this approach optimizes the health status of member populations and reduces the short- and long-term direct health care costs for participants, including costs associated with the loss of health-related employee productivity.

•	Driving healthy behaviors and mitigating lifestyle risk by:

•	promoting the reduction of lifestyle behaviors that lead to poor health or chronic conditions; and
•

providing educational materials and personal interactions with highly trained nurses and other health care professionals to create and sustain healthier behaviors for the at-risk and those in the early stages of chronic conditions.

We enable health plans and employers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness program or overcoming nicotine addition through the QuitNet® on-line smoking cessation community.

•	Optimizing care for those with existing conditions or disease by:

•	incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members’ care with their health care providers; and
•	providing software licensing and management consulting in support of health and care support services.

We provide programs for people with chronic diseases or persistent conditions, including: diabetes, coronary artery disease, heart failure, asthma, chronic obstructive pulmonary disease, end-stage renal disease, cancer, chronic kidney disease, depression, high-risk obesity, metabolic syndrome, acid-related stomach disorders, atrial fibrillation, decubitus ulcer, fibromyalgia, hepatitis C, inflammatory bowel disease, irritable bowel syndrome, low-back pain, osteoarthritis, osteoporosis and urinary incontinence. We also provide high-risk care management for members at risk for hospitalization due to complex conditions. We believe creating real and sustainable behavior change generates measurable, long-term cost savings.

In summary, our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive. Our programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and promote the best possible health habits for those who are already affected by health conditions or disease.

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

Change in Fiscal Year

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31. Accordingly, our full fiscal year began on January 1, 2009 following the four-month transition period ending December 31, 2008.

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

•	our ability to reach mutual agreement with CMS with respect to results under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of Health and Care Support solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
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
•

the impact of litigation involving us and/or our subsidiaries, including any increased legal costs in connection with the “whistle blower” lawsuit by a former employee or the impact of a settlement or an adverse judgment relating to this lawsuit;

•	the impact of audits by any regulatory agencies;
•

the impact of future state, federal, and international health care and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and other filings with the Securities and Exchange Commission.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the four months ended December 31, 2008 were performance-based and were subject to final reconciliation as of December 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our Health and Care Support services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our Health and Care Support services. The behavior change techniques incorporated in our technology identify an individual’s readiness to change and tailor appropriate messaging and venues to motivate and sustain healthy behaviors.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide Health and Care Support services to their members. Some contracts allow the customer to terminate early. Restructurings and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 19% of our revenues for the month and four months ended December 31, 2008 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer would have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of December 31, 2008 and 2007 were as follows:

	December 31,	December 31,
(In 000s)	2008	2007
Available lives(1)	195,000	183,400
Billed lives	32,900	26,600

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started. Annualized revenue in backlog as of December 31, 2008 was $35.9 million. Our Health and Care Support services for self-insured employers generally begin on January 1, which has historically resulted in a disproportionate amount of our new business beginning on this date.

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

We are adding and enhancing solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions. The flexibility of our programs allows customers to provide services they deem appropriate for their organizations. Customers may select from certain single program options up to a total-population approach, in which all members of the customer’s population are eligible to receive benefits.

To support competitive advantage in delivering our services, we plan to continue using our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, proprietary technologies and techniques. We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the four months ended December 31, 2008 were performance-based and were subject to final reconciliation as of December 31, 2008. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Substantially all of the fees under the Medicare Health Support pilots in which we participated were performance-based. Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of December 31, 2008, based on our performance to date, we had recognized $10.2 million of cumulative performance-based fees under the Medicare Health Support pilots, and the remaining $55.8 million of performance-based fees related to these pilots were recorded in contract billings in excess of earned revenue. Under the terms of our Cooperative Agreement with CMS, we expect to receive the final quarterly summary performance report from CMS’ independent financial reconciliation contractor in the first half of calendar 2009. While the Cooperative Agreement allows for a 30-day reconciliation period upon receipt of the final quarterly summary performance report, we cannot assure you that we will be able to reach a final reconciliation within this timeframe.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of December 31, 2008, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $53.1 million. Of this amount, $10.2 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $42.9 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During the four months ended December 31, 2008, we recognized a net increase in revenue of approximately $4.5 million that related to services provided prior to September 1, 2008.

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

Results of Operations

The following table shows the components of the statements of operations for the four months ended December 31, 2008 and 2007 expressed as a percentage of revenues.

	Four Months Ended
	December 31,
	2008	2007

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	72.6%	69.9%
Selling, general and administrative expenses	11.4%	9.3%
Depreciation and amortization	6.6%	5.8%
Impairment loss	1.8%	—
Restructuring and related charges	4.2%	—
Operating income (1)	3.5%	15.0%

Interest expense	2.8%	3.0%

Income before income taxes (1)	0.7%	11.9%
Income tax expense	0.4%	4.9%

Net income	0.3%	7.0%

(1) Figures may not add due to rounding.

Revenues

Revenues for the four months ended December 31, 2008 increased $10.5 million, or 4.5%, over revenues for the four months ended December 31, 2007, primarily due to the following:

•	$16.5 million due to the commencement of new contracts;
•	$6.3 million due to growth in the number of self-insured employers on behalf of our health plan customers; and
•	$4.0 million due to the addition of new programs or the expansion of existing programs into additional populations with existing customers.

These increases were partially offset by decreases in revenues of $18.9 million primarily due to contract restructurings and terminations with certain customers, program terminations by certain customers, and the loss by some of our health plan customers of their administrative services only (“ASO”) employer accounts.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 72.6% for the four months ended December 31, 2008 compared to 69.9% for the four months ended December 31, 2007, primarily due to the following:

•

the completion of the Tender Offer on December 30, 2008, which resulted in additional stock-based compensation expense of $7.4 million representing the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer;

•	increased member utilization of fitness centers for contracts for which we receive a fixed fee per member; and
•	contract restructurings with certain customers, as noted above, that resulted in decreased revenues without a proportional corresponding decrease in costs; and
•	increased costs related to information technology hosting security and storage for the four months ended December 31, 2008.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•	decreased costs related to the two Medicare Health Support pilots in which we participated, which ended in January 2008 and July 2008, respectively; and
•	efficiencies related to certain cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 11.4% for the four months ended December 31, 2008 compared to 9.3% for the four months ended December 31, 2007, primarily due to the completion of the Tender Offer on December 30, 2008, which resulted in additional stock-based compensation expense of $4.1 million representing the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer.

Depreciation and Amortization

Depreciation and amortization expense increased 18.3% for the four months ended December 31, 2008 compared to the four months ended December 31, 2007, primarily due to increased depreciation expense resulting from capital expenditures of computer software and hardware, which we made to enhance our information technology capabilities, and capital expenditures related to our new corporate headquarters. This increase was partially offset by a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008.

Restructuring and Related Charges and Impairment Loss

During the four months ended December 31, 2008, we incurred net charges of $10.3 million related to a restructuring of the Company announced in October 2008, which primarily consisted of severance costs, net of equity forfeitures, and costs associated with capacity consolidation.

In December 2008, we decided to discontinue offering one of our products as a standalone program. As a result of this decision we did not renew the expiring trade name associated with this product and recorded an impairment loss of $4.3 million during the four months ended December 31, 2008 to write off this intangible asset.

Interest Expense

Interest expense for the four months ended December 31, 2008 decreased $0.4 million compared to the four months ended December 31, 2007, primarily as a result of a decrease in interest rates on outstanding borrowings somewhat offset by a higher average level of outstanding borrowings under the Third Amended Credit Agreement during the four months ended December 31, 2008 compared to the four months ended December 31, 2007.

Income Tax Expense

Our effective tax rate increased to 57.9% for the four months ended December 31, 2008 compared to 41.1% for the four months ended December 31, 2007, primarily due to a relatively small base of pretax income for the four months ended December 31, 2008 in relation to the lack of tax benefit on certain expenses incurred in international initiatives, the impact of tax interest accruals, and the impact of certain non-deductible expenses for income tax purposes.

Outlook

We anticipate that revenues for fiscal 2009 will likely decrease compared to fiscal 2008 revenues primarily due to contract restructurings and terminations with certain customers that will likely more than offset revenue increases from new or existing customers.

Should revenues for calendar 2009 decrease as discussed above, cost of services and/or selling, general and administrative expenses as a percentage of revenues for calendar 2009 will likely increase due to certain costs that cannot be reduced in the same proportion and/or timeframe as the potential decrease in revenues. In addition, we anticipate that in calendar 2009 a larger proportion of our revenues will come from wellness and prevention products, which generally carry a higher cost of services as a percentage of revenue. We also may incur increased legal expenses in calendar 2009 associated with the defense of a lawsuit by a former employee (discussed more fully in “Legal Proceedings” below).

As discussed in “- Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, due to current economic conditions that have created uncertainty and credit constraints in the markets, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt. We anticipate that our effective tax rate for calendar 2009 will not change significantly; however, we continue to evaluate the impact of changes within our operations on our geographic mix of earnings and overall tax rate.

Liquidity and Capital Resources

Operating activities for the four months ended December 31, 2008 generated cash of $22.2 million compared to $30.0 million for the four months ended December 31, 2007. The decrease in operating cash flow is primarily due to the following:

•	an employee bonus payment to non-officers during the four months ended December 31, 2008 compared to no bonus payment during the four months ended December 31, 2007;
•

a decrease in cash collections recorded to contract billings in excess of earned revenue during the four months ended December 31, 2008, primarily related to the two Medicare Health Support pilots in which we participated, which terminated in January 2008 and July 2008, respectively;

•

an increase in income tax payments during the four months ended December 31, 2008 compared to the four months ended December 31, 2007, primarily due to an increase in final tax payments pertaining to the previous fiscal year; and

•	an increase in prepaid expenses during the four months ended December 31, 2008, primarily related to a long-term hardware and software maintenance agreement and the timing of rent payments.

These decreases were somewhat offset by an increase in operating cash flow during the four months ended December 31, 2008 compared to the four months ended December 31, 2007, primarily due to increased cash collections on accounts receivable for the four months ended December 31, 2008 compared to the four months ended December 31, 2007.

Investing activities during the four months ended December 31, 2008 used $16.4 million in cash, which primarily consisted of purchases of information technology hardware and costs associated with software development.

Financing activities during the four months ended December 31, 2008 used $35.8 million in cash, primarily from repayments on borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of December 31, 2008, availability under our revolving credit facility and swingline sub facility totaled $287.6 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of December 31, 2008, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of December 31, 2008, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Notional Amount in ($000’s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period. The notional                 amount of this swap as of December 31, 2008 was $120 million.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.1 million and $0.3 million for the month and four months ended December 31, 2008, respectively.

As a result of our investment in international initiatives, as of December 31, 2008 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and/or forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the month and four months ended December 31, 2008. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the month or the four months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k)

plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted in part and denied in part the motion to dismiss. Under the schedule that currently exists, discovery in this case will commence by March 26, 2009, and a trial date of April 27, 2010 has been set.

Outlook

While we believe we have meritorious defenses to the claims made in the foregoing described legal proceedings, resolution of these legal matters could have a material adverse effect on our consolidated results of operations and/or financial condition although we are not able to reasonably estimate a range of potential losses. With regard to the lawsuit by the former employee, in the event a trial date is set for 2009 or early 2010 and we do not reach resolution of this matter prior to proceeding to trial, we will likely incur a substantial increase in our legal fees in connection with this matter, which may be material to our consolidated results of operations for calendar 2009 or in a particular financial reporting period. As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

10.1	Amended and Restated Employment Agreement dated December 19, 2008 between the Company and Ben R. Leedle, Jr.

10.2	Amended and Restated Employment Agreement dated December 19, 2008 between the Company and Mary A. Chaput

10.3	Amended and Restated Employment Agreement dated December 19, 2008 between the Company and Anne Wilkins

10.4	Amended and Restated Employment Agreement dated December 10, 2008 between the Company and Matthew Kelliher

10.5	Employment Agreement dated January 7, 2009 between the Company and Alfred Lumsdaine

10.6	Amended and Restated Employment Agreement dated December 19, 2008 between the Company and James E. Pope, M.D.

10.7	Amended and Restated Employment Agreement dated December 19, 2008 between the Company and Robert E. Stone

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	February 9, 2009	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	February 9, 2009	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)