Form 10-Q
period 2009-03-31
HEALTHWAYS, INC
filed 2009-05-07
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

As of May 4, 2009 there were outstanding 33,689,869 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	March 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$40,739	$5,157
Accounts receivable, net	123,703	115,108
Prepaid expenses	11,762	13,479
Other current assets	7,093	3,810
Income taxes receivable	8,000	—
Deferred tax asset	27,748	30,488
Total current assets	219,045	168,042

Property and equipment:
Leasehold improvements	37,367	34,635
Computer equipment and related software	142,441	138,369
Furniture and office equipment	29,392	29,610
Capital projects in process	21,862	17,462
	231,062	220,076
Less accumulated depreciation	(117,639)	(108,635)
	113,423	111,441

Other assets	8,083	18,089

Customer contracts, net	31,360	32,715
Other intangible assets, net	67,326	68,207
Goodwill, net	484,584	484,596

Total assets	$923,821	$883,090

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
Current liabilities:
Accounts payable	$18,322	$21,633
Accrued salaries and benefits	45,472	33,161
Accrued liabilities	74,851	26,294
Deferred revenue	8,425	6,904
Contract billings in excess of earned revenue	73,298	71,406
Income taxes payable	—	8,034
Current portion of long-term debt	3,825	2,035
Current portion of long-term liabilities	5,066	4,609
Total current liabilities	229,259	174,076

Long-term debt	310,867	304,372
Long-term deferred tax liability	7,260	8,073
Other long-term liabilities	33,631	39,533

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,682,571 and 33,648,976 shares outstanding	34	34
Additional paid-in capital	215,481	213,461
Retained earnings	133,693	148,506
Accumulated other comprehensive loss	(6,404)	(4,965)
Total stockholders’ equity	342,804	357,036

Total liabilities and stockholders’ equity	$923,821	$883,090

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$182,736	$180,940
Cost of services (exclusive of depreciation and amortization of $8,786 and $8,429, respectively, included below)	132,838	128,187
Selling, general & administrative expenses	18,785	18,691
Depreciation and amortization	12,250	11,809

Operating income	18,863	22,253
Gain on sale of investment	(2,581)	—
Interest expense	4,060	4,887
Legal settlement and related costs	39,956	—

Income (loss) before income taxes	(22,572)	17,366
Income tax expense (benefit)	(7,759)	7,163

Net income (loss)	$(14,813)	$10,203

Earnings (loss) per share:
Basic	$(0.44)	$0.28

Diluted	$(0.43)	$0.27

Weighted average common shares
and equivalents:
Basic	33,669	36,035
Diluted	34,067	37,730

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, December 31, 2008	$—	$34	$213,461	$148,506	$(4,965)	$357,036

Comprehensive loss:

Net loss	—	—	—	(14,813)	—	(14,813)

Net change in fair value of interest rate
swaps, net of income taxes of $432	—	—	—	—	519	519

Change in fair value of investment, net of
income tax benefit of $49	—	—	—	—	(71)	(71)

Sale of investment, net of income taxes of $1,045	—	—	—	—	(1,536)	(1,536)

Foreign currency translation adjustment	—	—	—	—	(351)	(351)

Total comprehensive loss						(16,252)

Exercise of stock options	—	—	65	—	—	65

Tax effect of option exercises	—	—	(156)	—	—	(156)

Repurchase of stock options	—	—	(736)	—	—	(736)

Share-based employee compensation expense	—	—	2,847	—	—	2,847

Balance, March 31, 2009	$—	$34	$215,481	$133,693	$(6,404)	$342,804

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(14,813)	$10,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	12,250	11,809
Amortization of deferred loan costs	348	291
Gain on sale of investment	(2,581)	—
Share-based employee compensation expense	2,847	4,484
Excess tax benefits from share-based payment arrangements	(32)	(3,057)
Increase in accounts receivable, net	(8,593)	(20,110)
Increase in other current assets	(8,150)	(902)
Increase (decrease) in accounts payable	3,238	(2,568)
Increase in accrued salaries and benefits	12,309	8,789
Increase in other current liabilities	39,717	6,734
Deferred income taxes	2,303	(27)
Other	1,907	8,849
Increase in other assets	(868)	(1,856)
Payments on other long-term liabilities	(1,392)	(1,789)
Net cash flows provided by operating activities	38,490	20,850

Cash flows from investing activities:
Acquisition of property and equipment	(11,504)	(29,007)
Acquisitions, net of cash acquired	—	(279)
Sale of investment	11,626	—
Change in restricted cash	(538)	—
Other	(940)	(1,250)
Net cash flows used in investing activities	(1,356)	(30,536)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	91,200	62,287
Payments of long-term debt	(84,940)	(551)
Deferred loan costs	(769)	—
Exercise of stock options	65	2,734
Excess tax benefits from share-based payment arrangements	32	3,057
Repurchases of common stock	—	(22,208)
Repurchase of stock options	(736)	—
Change in outstanding checks and other	(6,149)	—
Net cash flows (used in) provided by financing activities	(1,297)	45,319

Effect of exchange rate changes on cash	(255)	283

Net increase in cash and cash equivalents	35,582	35,916

Cash and cash equivalents, beginning of period	5,157	40,515

Cash and cash equivalents, end of period	$40,739	$76,431

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three months ended March 31, 2009 and 2008 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31. Accordingly, our full fiscal year began on January 1, 2009 following a four-month transition period ending December 31, 2008.

(2)	Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 apply to all financial instruments within the scope of FAS 107 and are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods but will not have an impact on our financial position or results of operations.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders. We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

For the three months ended March 31, 2009 and 2008, we recognized share-based compensation costs of $2.8 million and $4.5 million, respectively.

A summary of our stock options as of March 31, 2009 and changes during the three months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2009	4,124	$20.20
Granted	1,129	11.65
Exercised	(12)	5.02
Forfeited or expired	(66)	27.49
Outstanding at March 31, 2009	5,175	18.28	5.44	$2,337
Exercisable at March 31, 2009	3,240	16.72	4.04	2,312

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 was $6.70.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of March 31, 2009 as well as activity during the three months then ended:

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	501	$41.01
Granted	655	11.07
Vested	(21)	45.97
Forfeited	(12)	41.02
Nonvested at March 31, 2009	1,123	23.45

(4)	Income Taxes

Our effective tax rate was a benefit of 34.4% for the three months ended March 31, 2009 compared to an expense of 41.2% for the three months ended March 31, 2008. The decrease in the effective rate for the three months ended March 31, 2009 was primarily due to the change from a pretax profit for the three months ended March 31, 2008 to a pretax loss for the three months ended March 31, 2009, as well as certain unrecognized tax benefits and tax interest accruals.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. During the three months ended March 31, 2009, the Internal Revenue Service completed an audit of our 2005 and 2006 tax years, the resolution of which did not result in a material adjustment to our financial statements.

(5)	Derivative Investments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and to recognize the unrealized gains and losses, the treatment of which depends on whether the derivative is designated as a hedging instrument. On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133,” which expands the disclosure requirements of SFAS No. 133.

We are subject to certain risks related to our ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange rate risk.

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments (see Note 7 for further information). These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.433% to 4.995%, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on the three-month LIBOR, and we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings. We have designated these interest rate swap agreements as qualifying cash flow hedges.

We enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates. These foreign currency exchange contracts do not qualify for hedge accounting treatment under SFAS No. 133. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions. We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The location and amounts of the estimated fair values of derivative instruments in the consolidated balance sheet at March 31, 2009 were as follows:

(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Total
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$2,000	—	$2,000
Total assets	$2,000	—	$2,000

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$2,073	—	$2,073

Derivatives designated as hedging instruments:
Accrued liabilities	—	$2,775	$2,775
Other long-term liabilities	—	$7,565	$7,565
Total liabilities	$2,073	$10,340	$12,413

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in other comprehensive income (“OCI”) or loss. These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings, which, in the case of the interest rate swap agreements, is the termination of the agreement, whether scheduled or unscheduled, or the period in which all or a portion of the hedge becomes ineffective. As of March 31, 2009, we expect to reclassify $5.7 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the payment of interest associated with floating rate debt.

As of March 31, 2009, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended March 31, 2009, the notional amount of this swap was $120 million.

(2) This swap agreement becomes effective April 1, 2009.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three months ended March 31, 2009:

(In $000s)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(560)	Interest expense	$(1,511)

During the three months ended March 31, 2009, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses. As of March 31, 2009, we had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

Notional
Foreign Currency	Amount (000s)
Euro	€381
British Pound Sterling	£300
Australian Dollar	AUD 1,618

These forward contracts did not have a material effect on our consolidated statement of operations during the three months ended March 31, 2009.

(6)	Fair Value Measurements

On January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities, including a fair value hierarchy that prioritizes the information used to develop fair value assumptions.  It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.

Fair Value Hierarchy

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:  Quoted prices in active markets for identical assets or liabilities;

Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-based valuation techniques in which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:  Unobservable inputs that are supported by little or no market activity and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2009, all of which are classified as Level 2 in the fair value hierarchy:

March 31,
(In 000s)	2009
Assets:
Foreign currency exchange contracts	$2,000

Liabilities:
Foreign currency exchange contracts	$2,073
Interest rate swap agreements	$10,340

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets. The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. Counterparty credit risk, which is mitigated by the existence of master netting agreements, did not have a material impact on derivative fair value estimates.

(7)	Long-Term Debt

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of March 31, 2009, availability under our revolving credit facility and swingline sub facility totaled $280.6 million.

Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%. Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate. See Note 5 for a description of our interest rate swap agreements. The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments. The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans on the revolving commitment termination date, which is December 1, 2011. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007, and the entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. In connection with a legal settlement (see Note 9), in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of March 31, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As described in Note 5 above, as of March 31, 2009, we are currently a party to six interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings.

(8)	Restructuring and Related Charges

As of March 31, 2009, we have incurred cumulative net charges of approximately $9.9 million related to a restructuring of the Company, which was largely completed by the end of calendar 2008. This restructuring was primarily focused on streamlining management and better positioning the Company to deliver fully integrated solutions. The restructuring charges primarily consisted of severance costs, net of equity forfeitures, and costs associated with capacity consolidation. For the four months ended December 31, 2008, these charges were presented in a separate line on the consolidated statement of operations.

During the three months ended March 31, 2009, we incurred net restructuring charges of ($0.4) million, which are included in cost of services and selling, general, and administrative expenses. We do not expect to incur significant additional costs related to this restructuring.

The change in accrued restructuring and related charges during the three months ended March 31, 2009 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2009	$10,460
Additions	191
Payments	(4,509)
Adjustments (1)	(507)
Accrued restructuring and related charges at March 31, 2009	$5,635

(1) Adjustments for the three months ended March 31, 2009 primarily resulted from actual severance amounts which differed from initial estimates due to employees who transitioned to new roles.

(9)	Commitments and Contingencies

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

Healthways, Inc. was subsequently dismissed as a defendant.  In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached within the United States government.  The plaintiff has also dismissed its claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

In March 2009, our Board of Directors approved a proposed settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Health and Human Services (collectively, the “United States”), and the former employee in connection with the settlement of the lawsuit.  Pursuant to the settlement agreement, which was effective April 1, 2009, we agreed to pay $28 million to the United States in settlement of the litigation.  Additionally, we incurred a charge in the first quarter of 2009 of an additional $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

In a related matter, we have settled the arbitration claim filed against us by WPMC and the arbitration counter-claim we filed against WPMC in February 2006, both of which sought indemnification for certain costs and expenses incurred in connection with the qui tam case.

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

In support of these claims, Lead Plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  Defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied Defendants’ motion to dismiss. Plaintiff has served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs’ consolidated complaint must be filed by May 8, 2009. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted Defendants’ motion to dismiss Plaintiff’s claims for breach of the duty to disclose with regard to any non-public information and information beyond the specific disclosure requirements of ERISA and denied Defendants’ motion to dismiss as to the remainder of Plaintiff’s claims. Plaintiff has served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

Outlook

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may settle claims, sustain judgments or incur expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our results of operations. As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

(10)	Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party. As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million.

(11)	Comprehensive Income (Loss)

Comprehensive income (loss), net of income taxes, was ($16.3) million and $8.4 million for the three months ended March 31, 2009 and 2008, respectively.

(12)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008:

(In 000s, except per share data)	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss) - numerator for earnings (loss) per share	$(14,813)	$10,203

Denominator:
Shares used for basic earnings (loss) per share	33,669	36,035
Effect of dilutive securities outstanding:
Non-qualified stock options	234	1,551
Restricted stock units	164	144
Shares used for diluted earnings (loss) per share	34,067	37,730

Earnings (loss) per share:
Basic	$(0.44)	$0.28
Diluted	$(0.43)	$0.27

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:
Non-qualified stock options	3,855	944
Restricted stock units	432	12

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

In North America, our customers include health plans, governments, employers and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia. We operate care enhancement and coaching centers worldwide staffed with licensed health professionals. Our fitness center network encompasses more than 15,000 U.S. locations. We also maintain an extensive network of over 37,000 complementary and alternative medicine and chiropractic practitioners.

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

•	our ability to sign and implement new contracts for our solutions;
•

our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation in order to provide forward-looking guidance;

•	the impact of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•	our ability to reach mutual agreement with CMS with respect to results under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	our ability to retain existing health plan customers if they decide to take programs in-house or are acquired by other health plans which already have or are not interested in our programs;
•	the risks associated with a significant concentration of our revenues with a limited number of customers;
•

our ability to effect cost savings and clinical outcomes improvements under our contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•	our ability and/or the ability of our customers to enroll participants in our programs in a manner and within the timeframe anticipated by us;&#61600;
•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt and make principal and interest payments as those payments become due;
•

the risks associated with changes in macroeconomic conditions, which may reduce the demand and/or the timing of purchases for our services from customers or potential customers, reduce the number of covered lives of our existing customers, restrict our ability to obtain additional financing, or impact the availability of credit under our Third Amended Credit Agreement;

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate acquired businesses or technologies into our business;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•	our ability to implement our new integrated data and technology solutions platform within the timeframe and cost estimates that we expect;
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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic; and
•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Contract Terms

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In addition, some of our services, such as the SilverSneakers fitness program, are billed on a fee for service basis.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the three months ended March 31, 2009 were performance-based and were subject to final reconciliation as of March 31, 2009. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services. The behavior change techniques incorporated in our technology identify an individual’s readiness to change and tailor appropriate messaging and venues to motivate and sustain healthy behaviors.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide our services to their members. Some of our contracts allow the customer to terminate early. Restructurings and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 19% of our revenues for the three months ended March 31, 2009 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of March 31, 2009 and 2008 were as follows:

	March 31,	March 31,
	2009	2008
Available lives(1)	195,000,000	187,500,000
Billed lives	35,800,000	26,900,000

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started. Annualized revenue in backlog as of March 31, 2009 was $8.3 million. Our services for self-insured employers generally begin on January 1, which has historically resulted in a disproportionate amount of our new business beginning on this date.

Business Strategy

The World Health Organization defines health as “...not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall costs and improve productivity. Our programs are designed to:

•	keep healthy individuals healthy;
•	mitigate and slow the progression of disease associated with family or lifestyle risk factors; and
•	promote the best possible health for those who are already affected by existing health conditions or disease.

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

To improve measurements like the Well-Being Index and thus enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of health care demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risks, and manage chronic conditions. Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point. We believe we can achieve health and well-being improvements in a population and generate significant cost savings and productivity improvements by providing effective programs that support the individual throughout his or her health journey.

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

To support competitive advantage in delivering our services, we plan to continue using our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques. We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

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

Revenue Recognition

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month. We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company. In addition, some of our services, such as the SilverSneakers fitness program, are billed on a fee for service basis.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the three months ended March 31, 2009 were performance-based and were subject to final reconciliation as of March 31, 2009. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

We assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply. A minimum of four to six months’ data is typically required for us to measure performance. In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year. In addition, we may also provide contractual allowances for billing adjustments (such as data reconciliation differences) as appropriate.

Substantially all of the fees under the Medicare Health Support pilots in which we participated were performance-based. Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality. Although we receive the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assess our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of March 31, 2009, based on our performance to date, we had recognized $10.1 million of cumulative performance-based fees under the Medicare Health Support pilots, and the remaining $55.9 million of performance-based fees related to these pilots were recorded in contract billings in excess of earned revenue. In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor. The Cooperative Agreement allows for a 30-day reconciliation period upon receipt of the final quarterly summary performance report. We are currently reviewing the report but cannot assure you that we will be able to reach a final reconciliation within this timeframe.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of March 31, 2009, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled $56.3 million. Of this amount, $10.1 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $46.2 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During the three months ended March 31, 2009, we recognized a net increase in revenue of approximately $2.4 million that related to services provided prior to January 1, 2009.

Impairment of Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

We estimate the fair value of each reporting unit using a discounted cash flow model and reconcile the aggregate fair value of our reporting units to our consolidated market capitalization. The discounted cash flow model requires significant judgments, including management’s estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.

If we determine that the carrying value of goodwill is impaired based upon an impairment review, we would calculate any impairment using a fair-value-based goodwill impairment test as required by

SFAS No. 142. The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

Except for a trade name which has an indefinite life and is not subject to amortization, we amortize other identifiable intangible assets, such as acquired technologies and customer contracts, on the straight-line method over their estimated useful lives. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. We estimate the fair value of the trade name using a present value technique, which requires management’s estimate of future revenues attributable to this trade name, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.

If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculateany impairmentusing an estimate of the asset’s fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

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

Results of Operations

The following table shows the components of the statements of operations for the three months ended March 31, 2009 and 2008 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2009	2008

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	72.7%	70.8%
Selling, general and administrative expenses	10.3%	10.3%
Depreciation and amortization	6.7%	6.5%
Operating income (1)	10.3%	12.3%

Gain on sale of investment	(1.4)%	—
Interest expense	2.2%	2.7%
Legal settlement and related costs	21.9%	—

Income (loss) before income taxes (1)	(12.4)%	9.6%
Income tax expense (benefit)	(4.2)%	4.0%

Net income (loss) (1)	(8.1)%	5.6%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended March 31, 2009 increased $1.8 million, or 1.0%, over revenues for the three months ended March 31, 2008, primarily due to the following:

•	the commencement of contracts with new customers;
•	increased revenues from fitness center programs primarily due to an increase in participation in these programs as well as in the number of members eligible for them; and
•	growth in the number of self-insured employers on behalf of our health plan customers.

These increases were somewhat offset by decreases in revenues primarily due to contract restructurings and terminations with certain customers and the loss by some of our health plan customers of their administrative services only (“ASO”) employer accounts.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 72.7% for the three months ended March 31, 2009 compared to 70.8% for the three months ended March 31, 2008, primarily due to the following:

•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods;
•	an increased portion of our revenue generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs;
•	implementation costs associated with the addition of new participating locations to our fitness center network; and
•	contract restructurings and volume incentives with certain customers that resulted in decreased revenues without a proportional corresponding decrease in costs.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•	cost savings related to certain cost management initiatives;
•	decreased costs related to the two Medicare Health Support pilots in which we participated, which ended in January 2008 and July 2008, respectively;
•

a decrease in salaries and benefits expense, primarily due to capacity consolidation during the three months ended May 31, 2008 and a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008; and

•	a decrease in stock-based compensation costs, primarily due to the Company’s repurchase of certain employee stock options in December 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues were 10.3% for both the three months ended March 31, 2009 and March 31, 2008. While the overall percentage remained consistent for both periods, there were offsetting increases and decreases in selling, general and administrative expenses as a percentage of revenues, primarily due to the following:

•

an increase in salaries and benefits expense, primarily due to severance costs and the recent Company reorganization, which included an increased focus on research and development activities, resulting in an increase in personnel dedicated to these activities;

•

an increase in the level of employee bonus provision during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 based on the Company’s year-to-date financial performance against established internal targets during these periods; and

•	a decrease in professional consulting fees related to product innovation initiatives.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million, or 3.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased depreciation expense resulting from capital expenditures related to computer software, developed to enhance our information technology capabilities, and capital expenditures related to our new corporate headquarters. This increase was somewhat offset by a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party. As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million.

Interest Expense

Interest expense for the three months ended March 31, 2009 decreased $0.8 million compared to the three months ended March 31, 2008, primarily as a result of a decrease in interest rates on outstanding borrowings slightly offset by a higher average level of outstanding borrowings under the Third Amended Credit Agreement during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Legal Settlement and Related Costs

In March 2009, our Board of Directors approved a proposed settlement of a qui tam lawsuit filed in 1994 on behalf of the United States government related to the Company’s former Diabetes Treatment Center of America business.  As a result of the proposed settlement, which was effective as of April 1, 2009, we incurred a charge of approximately $40 million, including a $28 million payment to the United States government and payment of an estimated $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

Income Tax Expense

Our effective tax rate was a benefit of 34.4% for the three months ended March 31, 2009 compared to an expense of 41.2% for the three months ended March 31, 2008. The decrease in the effective rate for the three months ended March 31, 2009 was primarily due to the change from a pretax profit for the three months ended March 31, 2008 to a pretax loss for the three months ended March 31, 2009, as well as certain unrecognized tax benefits and tax interest accruals.

Outlook

We anticipate that revenues for the remainder of fiscal 2009 will likely decrease compared to fiscal 2008 revenues primarily due to contract restructurings and terminations with certain customers and the potential impact of rising unemployment on the membership of both our health plan and employer customers, which will likely more than offset revenue increases from new or existing customers.

Should revenues for the remainder of fiscal 2009 decrease as discussed above, cost of services and/or selling, general and administrative expenses as a percentage of revenues for the remainder of fiscal 2009 will likely increase compared to the same period in 2008 due to certain costs that cannot be reduced in the same proportion and/or timeframe as the potential decrease in revenues. In addition, we anticipate that for the remainder of fiscal 2009 a larger proportion of our revenues will come from wellness and prevention products, which generally carry a higher cost of services as a percentage of revenue.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt, especially in light of current economic conditions that have created uncertainty and credit constraints in the markets. We anticipate that our effective tax rate for the remainder of calendar 2009 will increase over the three months ended

March 31, 2009 but will be relatively consistent with our effective tax rate for fiscal 2008.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2009 generated cash of $38.5 million compared to $20.9 million for the three months ended March 31, 2008. The increase in operating cash flow is primarily due to the following:

•	increased cash collections on accounts receivable for the three months ended March 31, 2009 compared to the three months ended March 31, 2008; and
•	an increase in days payables outstanding from March 31, 2008 to March 31, 2009.

These increases were somewhat offset by a decrease in operating cash flow during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to the following:

•	lease incentives received during the three months ended March 31, 2008 related to our new corporate headquarters;
•

an increase in income tax payments during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a change in the timing of estimated tax payments related to the change in our fiscal year as well as a lower tax benefit from employee stock option exercises; and

•	an increase in severance payments primarily related to a restructuring of the Company in the fourth quarter of calendar 2008.

Investing activities during the three months ended March 31, 2009 used $1.4 million in cash, which primarily consisted of costs associated with software development, offset by proceeds from the sale of an investment, described above.

Financing activities during the three months ended March 31, 2009 used $1.3 million in cash, primarily due to the settlement of certain checks outstanding at December 31, 2008, somewhat offset by net proceeds from borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of March 31, 2009, availability under our revolving credit facility and swingline sub facility totaled $280.6 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. In connection with the aforementioned legal settlement, in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of March 31, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of March 31, 2009, we are currently a party to the following interest rate swap agreements for which we receive a variable rate of interest based on the three-month LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$230,000	4.995%	March 31, 2010	(1)
2	40,000	3.987%	December 31, 2009
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011	(2)
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)

(1) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended March 31, 2009, the notional amount of this swap was $120 million.

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

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of FAS 107 and is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods but will not have an impact on our financial position or results of operations.

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

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we have entered into six interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.433% to 4.995%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.3 million for the three months ended March 31, 2009.

As a result of our investment in international initiatives, as of March 31, 2009 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and/or forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the three months ended March 31, 2009. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective. They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decision regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Healthways, Inc. was subsequently dismissed as a defendant.  In addition, WPMC has settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached within the United States government.  The plaintiff has also dismissed its claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

Effective as of April 1, 2009, the Company and AHSI entered into a settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Health and Human Services (collectively, the “United States”), and the former employee in connection with the settlement of the lawsuit.  Pursuant to the settlement agreement, we have paid $28 million to the United States in settlement of the litigation.  Additionally, we incurred a charge in the first quarter of 2009 of an additional $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

In a related matter, we have settled the arbitration claim filed against us by WPMC and the arbitration counter-claim we filed against WPMC in February 2006, both of which sought indemnification for certain costs and expenses incurred in connection with the qui tam case.

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

In support of these claims, Lead Plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the

Company’s guidance for fiscal year 2008.  Defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied Defendants’ motion to dismiss. Plaintiff has served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs’ consolidated complaint must be filed by May 8, 2009. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  Defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted Defendants’ motion to dismiss Plaintiff’s claims for breach of the duty to disclose with regard to any non-public information and information beyond the specific disclosure requirements of ERISA and denied Defendants’ motion to dismiss as to the remainder of Plaintiff’s claims. Plaintiff has served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

Outlook

We are also subject to other claims and suits that arise from time to time in the ordinary course of our business. We do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition. We may settle claims, sustain judgments or incur expenses relating to legal proceedings in a particular fiscal quarter which may adversely affect our results of operations. As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Healthways, Inc. was held on January 29, 2009.
(c)	The following proposals were voted upon at the Annual Meeting of Stockholders:

(i)	Nominations to elect Jay C. Bisgard, M.D., Mary Jane England, M.D., and John A. Wickens as Directors of the Company. The results of the election of the above-mentioned nominees were as follows:

	For	Withheld
Jay C. Bisgard, M.D.	16,828,598	14,585,946
Mary Jane England, M.D.	15,993,669	15,420,875
John A. Wickens	29,379,186	2,035,358

(ii)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009. The voting results were as follows:

For	Against	Abstain from Voting
31,083,586	309,004	21,954

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 7, 2009	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	May 7, 2009	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Controller
(Principal Accounting Officer)