Form 10-Q
period 2009-06-30
HEALTHWAYS, INC
filed 2009-08-07
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Yes ☐ No ☒

As of August 3, 2009 there were outstanding 33,715,207 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.

Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$6,517	$5,157
Accounts receivable, net	118,477	115,108
Prepaid expenses	11,451	13,479
Other current assets	8,770	3,810
Income taxes receivable	8,676	—
Deferred tax asset	26,884	30,488
Total current assets	180,775	168,042

Property and equipment:
Leasehold improvements	40,755	34,635
Computer equipment and related software	143,688	138,369
Furniture and office equipment	28,713	29,610
Capital projects in process	26,101	17,462
	239,257	220,076
Less accumulated depreciation	(124,087)	(108,635)
	115,170	111,441

Other assets	8,518	18,089

Customer contracts, net	30,006	32,715
Other intangible assets, net	66,940	68,207
Goodwill, net	484,584	484,596

Total assets	$885,993	$883,090

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2009	2008
Current liabilities:
Accounts payable	$16,106	$21,633
Accrued salaries and benefits	47,860	33,161
Accrued liabilities	31,202	26,294
Deferred revenue	7,050	6,904
Contract billings in excess of earned revenue	78,393	71,406
Income taxes payable	—	8,034
Current portion of long-term debt	3,239	2,035
Current portion of long-term liabilities	4,279	4,609
Total current liabilities	188,129	174,076

Long-term debt	297,360	304,372
Long-term deferred tax liability	7,628	8,073
Other long-term liabilities	36,877	39,533

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,704,407 and 33,648,976 shares outstanding	34	34
Additional paid-in capital	217,965	213,461
Retained earnings	142,569	148,506
Accumulated other comprehensive loss	(4,569)	(4,965)
Total stockholders’ equity	355,999	357,036

Total liabilities and stockholders’ equity	$885,993	$883,090

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$177,836	$193,044	$360,572	$373,984
Cost of services (exclusive of depreciation and amortization of $8,540, $9,371, $17,326, and $17,800, respectively, included below)	127,762	128,069	260,599	256,256
Selling, general & administrative expenses	18,449	18,972	37,234	37,663
Depreciation and amortization	11,949	13,055	24,199	24,864

Operating income	19,676	32,948	38,540	55,201
Gain on sale of investment	—	—	(2,581)	—
Interest expense	4,142	5,275	8,202	10,162
Legal settlement and related costs	—	—	39,956	—

Income (loss) before income taxes	15,534	27,673	(7,037)	45,039
Income tax expense (benefit)	6,658	11,348	(1,100)	18,511

Net income (loss)	$8,876	$16,325	$(5,937)	$26,528

Earnings (loss) per share:
Basic	$0.26	$0.48	$(0.18)	$0.76

Diluted (1)	$0.26	$0.46	$(0.18)	$0.73

Weighted average common shares
and equivalents:
Basic	33,689	33,797	33,679	34,916
Diluted (1)	34,186	35,167	33,679	36,440

See accompanying notes to the consolidated financial statements.

(1) The assumed exercise of stock-based compensation awards for the six months ended June 30, 2009 was not considered because the impact would be anti-dilutive.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Total
Balance, December 31, 2008	$—	$34	$213,461	$148,506	$(4,965)	$357,036

Comprehensive loss:

Net loss	—	—	—	(5,937)	—	(5,937)

Net change in fair value of interest rate
swaps, net of income taxes of $1,555	—	—	—	—	2,068	2,068

Change in fair value of investment, net of
income tax benefit of $49	—	—	—	—	(71)	(71)

Sale of investment, net of income taxes of $1,045	—	—	—	—	(1,536)	(1,536)

Foreign currency translation adjustment	—	—	—	—	(65)	(65)

Total comprehensive loss						(5,541)

Exercise of stock options	—	—	139	—	—	139

Tax effect of option exercises	—	—	(205)	—	—	(205)

Repurchase of stock options	—	—	(736)	—	—	(736)

Share-based employee compensation expense	—	—	5,306	—	—	5,306

Balance, June 30, 2009	$—	$34	$217,965	$142,569	$(4,569)	$355,999

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,937)	$26,528
Adjustments to reconcile net income (loss) to net cash
provided by operating activities, net of business acquisitions:
Depreciation and amortization	24,199	24,864
Amortization of deferred loan costs	738	583
Gain on sale of investment	(2,581)	—
Loss on disposal of property and equipment	726	—
Share-based employee compensation expense	5,306	8,385
Excess tax benefits from share-based payment arrangements	(56)	(3,305)
Increase in accounts receivable, net	(3,365)	(29,174)
(Increase) decrease in other current assets	(5,825)	943
Increase in accounts payable	482	899
Increase in accrued salaries and benefits	14,675	6,964
Increase (decrease) in other current liabilities	(360)	20,664
Deferred income taxes	2,305	(8,025)
Other	3,187	10,131
Increase in other assets	(1,018)	(1,598)
Payments on other long-term liabilities	(2,461)	(1,934)
Net cash flows provided by operating activities	30,015	55,925

Cash flows from investing activities:
Acquisition of property and equipment	(22,241)	(49,418)
Sale of investment	11,626	—
Change in restricted cash	(538)	—
Other	(2,286)	(3,198)
Net cash flows used in investing activities	(13,439)	(52,616)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	165,200	87,287
Payments of long-term debt	(173,035)	(11,342)
Deferred loan costs	(784)	—
Exercise of stock options	139	3,337
Excess tax benefits from share-based payment arrangements	56	3,305
Repurchases of common stock	—	(94,208)
Repurchase of stock options	(736)	—
Change in outstanding checks and other	(6,149)	—
Net cash flows used in financing activities	(15,309)	(11,621)

Effect of exchange rate changes on cash	93	287

Net increase (decrease) in cash and cash equivalents	1,360	(8,025)

Cash and cash equivalents, beginning of period	5,157	40,515

Cash and cash equivalents, end of period	$6,517	$32,490

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Interim Financial Reporting

The accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries for the three and six months ended June 30, 2009 and 2008 are unaudited. However, in our opinion, the consolidated financial statements reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation. We have reclassified certain items in prior periods to conform to current classifications.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 apply to all financial instruments within the scope of FAS 107 and are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 results in increased disclosures in our interim periods but does not have an impact on our financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” to provide authoritative accounting literature for a topic that was previously addressed only in the auditing literature. SFAS No. 165 defines subsequent events as events that occur after the balance sheet date but before the financial statements are issued for public entities. It requires companies to disclose the date through which they have evaluated subsequent events and to designate subsequent events as either recognized or non-recognized. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 results in increased disclosures but does not have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009.  The adoption of SFAS No. 168 is not expected to have a material impact on our financial position or results of operations.

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

For the three and six months ended June 30, 2009, we recognized share-based compensation costs of $2.5 million and $5.3 million, respectively. For the three and six months ended June 30, 2008, we recognized share-based compensation costs of $3.9 million and $8.4 million, respectively.

A summary of our stock options as of June 30, 2009 and changes during the six months then ended is presented below:

Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2009	4,124	$20.20
Granted	1,137	11.65
Exercised	(26)	6.20
Forfeited or expired	(147)	22.72
Outstanding at June 30, 2009	5,088	18.29	5.20	$9,956
Exercisable at June 30, 2009	3,173	16.75	3.79	7,004

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2009 was $7.33 and $6.70, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of June 30, 2009 as well as activity during the six months then ended:

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	501	$41.01
Granted	665	11.09
Vested	(27)	45.29
Forfeited	(30)	34.51
Nonvested at June 30, 2009	1,109	23.13

(4)	Income Taxes

Our effective tax rate increased to 42.9% for the three months ended June 30, 2009 compared to 41.0% for the three months ended June 30, 2008, primarily due to the current lack of tax benefit on certain expenses related to international initiatives.

Our effective tax rate was a benefit of 15.6% for the six months ended June 30, 2009 compared to an expense of 41.1% for the six months ended June 30, 2008. The decrease in the effective rate for the six months ended June 30, 2009 was primarily due both to the change from a pretax profit for the six months ended June 30, 2008 to a pretax loss for the six months ended June 30, 2009 and the relatively small base of pretax loss in relation to certain unrecognized tax benefits and tax interest accruals.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. During 2009, the Internal Revenue Service completed an audit of our 2005 and 2006 tax years, the resolution of which did not result in a material adjustment to our financial statements.

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

We currently maintain nine interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments (see Note 7 for further information). These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 4.995%, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings. We have designated these interest rate swap agreements as qualifying cash flow hedges.

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

The location and amounts of the estimated fair values of derivative instruments in the consolidated balance sheet at June 30, 2009 were as follows:

(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Total
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$3,284	$—	$3,284

Derivatives designated as hedging instruments:
Other assets	—	558	558
Total assets	$3,284	$558	$3,842

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$3,514	$—	$3,514

Derivatives designated as hedging instruments:
Accrued liabilities	—	1,876	1,876
Other long-term liabilities	—	6,351	6,351
Total liabilities	$3,514	$8,227	$11,741

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in other comprehensive income (“OCI”) or loss. These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings, which, in the case of the interest rate swap agreements, is the termination of the agreement, whether scheduled or unscheduled, or the period in which all or a portion of the hedge becomes ineffective. As of June 30, 2009, we expect to reclassify $5.6 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the payment of interest associated with floating rate debt.

As of June 30, 2009, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$184,000	4.995%	March 31, 2010	(1)
2	46,000	4.995%	March 31, 2010	(2)
3	40,000	3.987%	December 31, 2009
4	40,000	3.433%	December 30, 2011
5	50,000	3.688%	December 30, 2011
6	40,000	3.855%	December 30, 2011	(3)
7	30,000	3.760%	March 30, 2011	(4)
8	57,500	3.385%	December 31, 2013	(5)
9	57,500	3.375%	December 31, 2013	(6)

(1) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended June 30, 2009, the notional amount of this swap was $72 million.

(2) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended June 30, 2009, the notional amount of this swap was $18 million.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

(5) This swap agreement becomes effective January 1, 2012. The principal value of this swap agreement will amortize over a 24-month period.

(6) This swap agreement becomes effective January 3, 2012. The principal value of this swap agreement will amortize over a 24-month period.

We currently believe that we meet the hedge accounting criteria under SFAS No. 133 in accounting for these interest rate swap agreements.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$996	Interest expense	$(1,676)	$436	Interest expense	$(3,187)

During the three and six months ended June 30, 2009, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses. As of June 30, 2009, we had the following outstanding net foreign currency forward contracts that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

Notional
Foreign Currency	Amount (000s)
Euro	€926
British Pound Sterling	£195
Australian Dollar	AUD 2,040

These forward contracts did not have a material effect on our consolidated statement of operations during the three and six months ended June 30, 2009.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2009, all of which are classified as Level 2 in the fair value hierarchy:

June 30,
(In 000s)	2009
Assets:
Foreign currency exchange contracts	$3,284
Interest rate swap agreements	$558
Liabilities:
Foreign currency exchange contracts	$3,514
Interest rate swap agreements	$8,227

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

Fair Value of Financial Instruments

In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” below is the estimated fair value of each class of financial instruments at June 30, 2009:

a. Cash and cash equivalents – The carrying amount of $6.5 million approximates fair value because of the short maturity of those instruments (less than three months).

b. Foreign currency exchange contracts – The estimated fair values of our foreign currency exchange contracts at June 30, 2009 as well as the methodology used to determine them are disclosed above.

c. Interest rate swap agreements – The estimated fair values of our interest rate swap agreements at June 30, 2009 as well as the methodology used to determine them are disclosed above.

d. Long-term debt –The estimated fair value of outstanding borrowings under the Third Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Third Amended Credit Agreement at June 30, 2009 are $277.5 million and $299.0 million, respectively.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. In connection with a legal settlement (see Note 9), in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of June 30, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As described in Note 5 above, as of June 30, 2009, we are currently a party to nine interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings.

(8)	Restructuring and Related Charges

As of June 30, 2009, we have incurred cumulative net charges of approximately $9.2 million related to a restructuring of the Company, which was largely completed by the end of calendar 2008. This restructuring was primarily focused on streamlining management and better positioning the Company to deliver fully integrated solutions. The restructuring charges primarily consisted of severance costs, net of equity forfeitures, and costs associated with capacity consolidation. For the four months ended December 31, 2008, these charges were presented in a separate line on the consolidated statement of operations.

During the three and six months ended June 30, 2009, we incurred net restructuring charges of ($0.7) million and ($1.1) million, respectively, which are included in cost of services and selling, general, and administrative expenses. We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges during the six months ended June 30, 2009 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2009	$10,460
Additions	191
Payments	(6,996)
Adjustments (1)	(1,107)
Accrued restructuring and related charges at June 30, 2009	$2,548

(1) Adjustments for the six months ended June 30, 2009 resulted from actual severance amounts differing from initial estimates due to employees who were expected to be terminated but were instead transitioned to new roles, as well as a favorable adjustment to lease termination costs due to a recent demand for certain unused office space.

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

Healthways, Inc. was subsequently dismissed as a defendant.  In addition, WPMC settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached within the United States government.  The plaintiff dismissed his claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

Effective as of April 1, 2009, the Company and AHSI entered into a settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Health and Human Services (collectively, the “United States”), and the former employee in connection with the settlement of the lawsuit.  Pursuant to the settlement agreement, we have paid $28 million to the United States in settlement of the litigation.  Additionally, we have paid an additional $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys. As a result of the settlement, the court has dismissed the lawsuit with prejudice.

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

The amended complaint, filed on September 22, 2008, alleges that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways.  The amended complaint further alleges that certain of the individual defendants also violated Section 20A of the Act based on their stock sales.  The plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, the lead plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss. The parties have exchanged discovery requests, and the discovery phase of the lawsuit is presently underway.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009. On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  The defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted the defendants’ motion to dismiss the plaintiff’s claims for breach of the duty to disclose with regard to any non-public information and information beyond the specific disclosure requirements of ERISA and denied Defendants’ motion to dismiss as to the remainder of the plaintiff’s claims. A period of discovery ensued.

On May 12, 2009, the plaintiff filed a motion for class certification. After the plaintiff did not appear for his scheduled deposition, the Court issued an Order on July 10, 2009 warning the plaintiff that his failure to participate in the lawsuit could result in sanctions, including but not limited to dismissal. After the plaintiff’s failure to participate continued, on July 23, 2009, the defendants filed a motion to dismiss for failure to prosecute the action. That motion is currently pending before the Court.

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

In January 2009, a private company in which we held preferred stock (recorded in “other assets”) was acquired by a third party. As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million.

(11)	Comprehensive Income (Loss)

Comprehensive income (loss), net of income taxes, was $10.7 million and $19.3 million for the three months ended June 30, 2009 and 2008, respectively, and ($5.5) million and $27.7 million for the six months ended June 30, 2009 and 2008, respectively.

(12)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2009 and 2008:

(In 000s, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) - numerator for basic earnings (loss) per share	$8,876	$16,325	$(5,937)	$26,528

Denominator:
Shares used for basic earnings (loss) per share	33,689	33,797	33,679	34,916
Effect of dilutive securities outstanding: (1)
Non-qualified stock options	253	1,227	—	1,381
Restricted stock units	244	143	—	143
Shares used for diluted earnings (loss) per share (1)	34,186	35,167	33,679	36,440

Earnings (loss) per share:
Basic	$0.26	$0.48	$(0.18)	$0.76
Diluted (1)	$0.26	$0.46	$(0.18)	$0.73

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:
Non-qualified stock options	4,234	1,759	4,314	1,645
Restricted stock units	592	139	713	129

(1) The assumed exercise of stock-based compensation awards for the six months ended June 30, 2009 was not considered because the impact would be anti-dilutive.

(13)	Subsequent Events

We have evaluated subsequent events through August 7, 2009, the date of issuance of the financial statements, and have determined that there are no subsequent events of such a nature that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and the costs associated with the loss of health-related employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or sponsor. Our evidence-based health, prevention and well-being services are made available to consumers via phone, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia. We operate care enhancement and coaching centers worldwide staffed with licensed health professionals. Our fitness center network encompasses more than 15,000 U.S. locations. We also maintain an extensive network of over 37,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional health care system.

Specifically, we focus on:

•	Keeping healthy people healthy by:

•	fostering wellness and disease prevention through total population screening, health risk assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness, weight management, complementary and alternative medicine and smoking cessation.

Our prevention programs focus on education, physical fitness, health coaching, behavior change techniques and support, and evidence-based interventions to drive adherence to proven standards of care, medication regimens and physicians’ plans of care. We believe this approach optimizes the health status of member populations and reduces the short- and long-term direct healthcare costs for participants, including costs associated with the loss of health-related employee productivity.

•	Driving healthy behaviors and mitigating lifestyle risk by:

•	promoting the reduction of lifestyle behaviors that lead to poor health or chronic conditions; and
•

providing educational materials and personal interactions with highly trained nurses and other healthcare professionals to create and sustain healthier behaviors for the at-risk and those in the early stages of chronic conditions.

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

•	the impact of national healthcare reform proposals and the potential impact of healthcare reform legislation, if enacted, on our operations and/or the demand for our services;
•	the impact of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•	our ability to reach mutual agreement with CMS with respect to results under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•

our ability to retain existing health plan customers if they decide to take programs in-house or are acquired by other health plans which already have their own programs or are not interested in our programs;

•	the risks associated with a significant concentration of our revenues with a limited number of customers;
•

our ability to effect cost savings and clinical outcomes improvements under our contracts and reach mutual agreement with customers with respect to cost savings, or to effect such savings and improvements within the time frames contemplated by us;

•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•	our ability and/or the ability of our customers to enroll participants in our programs in a manner and within the timeframe anticipated by us;
•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt and make principal and interest payments as those payments become due;
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

•

the impact of future state, federal, and international healthcare and other applicable legislation and regulations on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the six months ended June 30, 2009 were performance-based and were subject to final reconciliation as of June 30, 2009. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Approximately 19% of our revenues for the three and six months ended June 30, 2009 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of June 30, 2009 and 2008 were as follows:

	June 30,	June 30,
	2009	2008
Available lives(1)	195,400,000	189,400,000
Billed lives	35,800,000	30,400,000

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

To improve measurements like the Well-Being Index and thus enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risks, and manage chronic conditions. Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point. We believe we can achieve health and well-being improvements in a population and generate significant cost savings and productivity improvements by providing effective programs that support the individual throughout his or her health journey.

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

To support our competitive advantage in delivering our services, we plan to continue using our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques. We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support. We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 3% of revenues recorded during the six months ended June 30, 2009 were performance-based and were subject to final reconciliation as of June 30, 2009. We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts, revenue recognition associated with performance-based fees, and the timing of data reconciliation, which varies according to contract terms. A limited number of contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Substantially all of the fees under the Medicare Health Support pilots in which we participated were performance-based. Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%. Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort. In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality. Although we received the medical claims and other data associated with the intervention group under these pilots on a monthly basis, we assessed our performance against the control group under these pilots based on quarterly summary performance reports received from CMS’ independent financial reconciliation contractor. As of June 30, 2009, based on our performance to date, we had recognized $9.5 million of cumulative performance-based fees under the Medicare Health Support pilots, and the remaining $57.1 million of performance-based fees related to these pilots were recorded in contract billings in excess of earned revenue. In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor. We submitted our objections to the final reconciliation report and are involved in ongoing discussions with CMS regarding certain issues related to the reconciliation but have not yet reached a final resolution at this time.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of June 30, 2009, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled $51.5 million. Of this amount, $9.5 million was based on calculations which include estimates such as medical claims incurred but not reported and/or the customer’s medical cost trend compared to a baseline year, while $42.0 million was based entirely on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year. During the six months ended June 30, 2009, we recognized a net increase in revenue of approximately $2.2 million that related to services provided prior to January 1, 2009.

Impairment of Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we review goodwill for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

We completed our annual goodwill impairment test as of June 30, 2009 and concluded that no impairment of goodwill exists. Due to the recent change in our fiscal year-end from August 31 to December 31, the date of our annual impairment test will be changing to October 31 beginning on October 31, 2009.

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

If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset’s fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

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

Results of Operations

The following table shows the components of the statements of operations for the three and six months ended June 30, 2009 and 2008 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	71.8%	66.3%	72.3%	68.5%
Selling, general and administrative expenses	10.4%	9.8%	10.3%	10.1%
Depreciation and amortization	6.7%	6.8%	6.7%	6.6%
Operating income	11.1%	17.1%	10.7%	14.8%

Gain on sale of investment	—	—	(0.7)%	—
Interest expense	2.3%	2.7%	2.3%	2.7%
Legal settlement and related costs	—	—	11.1%	—

Income (loss) before income taxes (1)	8.7%	14.3%	(2.0)%	12.0%
Income tax expense (benefit)	3.7%	5.9%	(0.3)%	4.9%

Net income (loss) (1)	5.0%	8.5%	(1.6)%	7.1%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended June 30, 2009 decreased $15.2 million, or 7.9%, compared to the three months ended June 30, 2008, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	decreased revenues related to one of the Medicare Health Support pilots, which ended in July 2008 and for which we recognized $5.2 million of revenue in April 2008 based on performance data.

These decreases were somewhat offset by increases in revenues primarily due to the following:

•	increased revenues from fitness center programs, primarily due to an increase in participation in these programs as well as in the number of members eligible for them; and
•	the commencement of contracts with new customers.

Revenues for the six months ended June 30, 2009 decreased $13.4 million, or 3.6%, compared to the six months ended June 30, 2008, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	decreased revenues related to one of the Medicare Health Support pilots, which ended in July 2008 and for which we recognized $5.2 million of revenue in April 2008 based on performance data.

These decreases were somewhat offset by increases in revenues primarily due to the following:

•	increased revenues from fitness center programs, primarily due to an increase in participation in these programs as well as in the number of members eligible for them;
•	the commencement of contracts with new customers; and
•	growth in the number of self-insured employers under existing customer contracts.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 71.8% for the three months ended June 30, 2009 compared to 66.3% for the three months ended June 30, 2008, primarily due to the following:

•	an increased portion of our revenue generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs;
•	the addition of certain participating locations to our fitness center network that have a higher cost of services as a percentage of revenue;
•	contract restructurings and volume incentives with certain customers that resulted in either decreased revenues or lower per member fees without a proportional corresponding decrease in costs; and
•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•

a decrease in salaries and benefits expense, primarily due to 1) a decrease in severance costs and salaries related to a capacity consolidation during the three months ended May 31, 2008; 2) a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008; and 3) a decrease in health insurance costs related to changes in employee medical plan design, which included a number of wellness initiatives aimed at improving employee health, in calendar 2009;

•

a decrease in rent and facilities expense primarily due to capacity consolidation during the three months ended May 31, 2008 and a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008; and

•	cost savings related to certain cost management initiatives.

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 72.3% for the six months ended June 30, 2009 compared to 68.5% for the six months ended June 30, 2008, primarily due to the following:

•	an increased portion of our revenue generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs;
•	the addition of certain participating locations to our fitness center network that have a higher cost of services as a percentage of revenue;
•	contract restructurings and volume incentives with certain customers that resulted in either decreased revenues or lower per member fees without a proportional corresponding decrease in costs; and
•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•

a decrease in salaries and benefits expense, primarily due to 1) a decrease in severance costs and salaries related to a capacity consolidation during the three months ended May 31, 2008; 2) a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008; and 3) a decrease in health insurance costs related to changes in employee medical plan design, which included a number of wellness initiatives aimed at improving employee health, in calendar 2009;

•	cost savings related to certain cost management initiatives;
•	decreased costs related to the two Medicare Health Support pilots in which we participated, which ended in January 2008 and July 2008, respectively; and
•

a decrease in rent and facilities expense primarily due to capacity consolidation during the three months ended May 31, 2008 and a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 10.4% for the three months ended June 30, 2009 compared to 9.8% for the three months ended June 30, 2008, primarily due to the following:

•

a net increase in salaries and benefits expense, primarily due to the recent Company restructuring, which included an increased focus on research and development activities, resulting in an increase in personnel dedicated to these activities that more than offset the reduction in headcount resulting from this restructuring and other workforce reductions; and

•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods.

Selling, general and administrative expenses as a percentage of revenues increased to 10.3% for the six months ended June 30, 2009 compared to 10.1% for the six months ended June 30, 2008, primarily due to the following:

•

a net increase in salaries and benefits expense, primarily due to severance costs and the recent Company restructuring, which included an increased focus on research and development activities, resulting in an increase in personnel dedicated to these activities that more than offset the reduction in headcount resulting from this restructuring and other workforce reductions; and

•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods.

These increases were slightly offset by a decrease in professional consulting fees related to product innovation initiatives.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 8.5%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008.

Depreciation and amortization expense decreased $0.7 million, or 2.7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to the following:

•	a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008; and
•	a decrease in depreciation expense related to retirements of fixed assets as part of the Company restructuring in December 2008 (see Note 8).

These decreases were somewhat offset by increased depreciation expense resulting from capital expenditures related to computer software, developed to enhance our information technology capabilities, and capital expenditures related to our new corporate headquarters.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party. As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 decreased $1.1 million and $2.0 million, respectively, compared to the three and six months ended June 30, 2008, primarily as a result of a decrease in interest rates on outstanding borrowings under the Third Amended Credit Agreement during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

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

Income Tax Expense

Our effective tax rate increased to 42.9% for the three months ended June 30, 2009 compared to 41.0% for the three months ended June 30, 2008, primarily due to the lack of tax benefit on certain expenses incurred in international initiatives.

Our effective tax rate was a benefit of 15.6% for the six months ended June 30, 2009 compared to an expense of 41.1% for the six months ended June 30, 2008. The decrease in the effective rate for the six months ended June 30, 2009 was primarily due to the change from a pretax profit for the six months ended June 30, 2008 to a relatively small base of pretax loss for the six months ended June 30, 2009 in relation to certain unrecognized tax benefits and tax interest accruals.

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

Should revenues for the remainder of fiscal 2009 decrease as discussed above, cost of services and/or selling, general and administrative expenses as a percentage of revenues for the remainder of fiscal 2009 will likely increase compared to the same period in 2008 due to certain costs that cannot be reduced in the same proportion and/or timeframe as the potential decrease in revenues as well as implementation costs associated with new contracts expected to begin in 2010. In addition, we anticipate that a larger proportion of our revenues in the second half of 2009 when compared to the same period in 2008 will come from wellness and prevention products, which generally carry a higher cost of services as a percentage of revenue.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt, especially in light of current economic conditions that have created uncertainty and credit constraints in the markets. We anticipate that our effective tax rate for the remainder of calendar 2009 will increase compared to the same period in 2008.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2009 generated cash of $30.0 million compared to $55.9 million for the six months ended June 30, 2008. The decrease in operating cash flow is primarily due to the following:

•	payments related to the aforementioned legal settlement and related costs and fees;
•	lease incentives received during the six months ended June 30, 2008 related to our new corporate headquarters;
•

payments related to a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008, which primarily consisted of severance costs and costs associated with capacity consolidation; and

•

an increase in income tax payments during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to a change in the timing of estimated tax payments related to the change in our fiscal year, a lower tax benefit from employee stock option exercises, and payments related to the completion of an audit by the Internal Revenue Service.

These decreases were partially offset by an increase in operating cash flow primarily related to an increase in cash collections on accounts receivable for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Investing activities during the six months ended June 30, 2009 used $13.4 million in cash, which primarily consisted of costs associated with software development and costs associated with relocating one of our regional offices, offset by proceeds from the sale of an investment, described above.

Financing activities during the six months ended June 30, 2009 used $15.3 million in cash, primarily due to net payments on borrowings under the Third Amended Credit Agreement and the settlement of certain checks outstanding at December 31, 2008.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million. As of June 30, 2009, availability under our revolving credit facility and swingline sub facility totaled $145.3 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth. In connection with the aforementioned legal settlement, in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations. The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock. As of June 30, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of June 30, 2009, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$184,000	4.995%	March 31, 2010	(1)
2	46,000	4.995%	March 31, 2010	(2)
3	40,000	3.987%	December 31, 2009
4	40,000	3.433%	December 30, 2011
5	50,000	3.688%	December 30, 2011
6	40,000	3.855%	December 30, 2011	(3)
7	30,000	3.760%	March 30, 2011	(4)
8	57,500	3.385%	December 31, 2013	(5)
9	57,500	3.375%	December 31, 2013	(6)

(1) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended June 30, 2009, the notional amount of this swap was $72 million.

(2) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended June 30, 2009, the notional amount of this swap was $18 million.

(3) This swap agreement becomes effective October 1, 2009.

(4) This swap agreement becomes effective January 2, 2010.

(5) This swap agreement becomes effective January 1, 2012. The principal value of this swap agreement will amortize over a 24-month period.

(6) This swap agreement becomes effective January 3, 2012. The principal value of this swap agreement will amortize over a 24-month period.

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

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 apply to all financial instruments within the scope of FAS 107 and are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 results in increased disclosures in our interim periods but does not have an impact on our financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” to provide authoritative accounting literature for a topic that was previously addressed only in the auditing literature. SFAS No. 165 defines subsequent events as events that occur after the balance sheet date but before the financial statements are issued for public entities. It requires companies to disclose the date through which they have evaluated subsequent events and to designate subsequent events as either recognized or non-recognized. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 results in increased disclosures but does not have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 is effective for financial statements issued for reporting periods that end after September 15, 2009.  The adoption of SFAS No. 168 is not expected to have a material impact on our financial position or results of operations.

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

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we have entered into nine interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 4.995%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.5 million for the six months ended June 30, 2009.

As a result of our investment in international initiatives, as of June 30, 2009 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and/or forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the six months ended June 30, 2009. We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective. They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decision regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Healthways, Inc. was subsequently dismissed as a defendant.  In addition, WPMC settled claims filed against it as part of a larger settlement agreement that WPMC’s parent organization, HCA Inc., reached within the United States government.  The plaintiff dismissed his claims against the medical directors with prejudice, and on February 7, 2007 the court granted the plaintiff’s motion and dismissed all claims against all named medical directors.

Effective as of April 1, 2009, the Company and AHSI entered into a settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Health and Human Services (collectively, the “United States”), and the former employee in connection with the settlement of the lawsuit.  Pursuant to the settlement agreement, we have paid $28 million to the United States in settlement of the litigation.  Additionally, we have paid an additional $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys. As a result of the settlement, the court has dismissed the lawsuit with prejudice.

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

The amended complaint, filed on September 22, 2008, alleges that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways.  The amended complaint further alleges that certain of the individual defendants also violated Section 20A of the Act based on their stock sales.  The plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, the lead plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the

Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss. The parties have exchanged discovery requests, and the discovery phase of the lawsuit is presently underway.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009. On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint. Discovery has not yet commenced in the consolidated case, and no trial date has been set.

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

The complaint was amended on September 29, 2008.  The named defendants are: the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleges that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleges that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint seeks damages in an undisclosed amount and other equitable relief.  The defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted the defendants’ motion to dismiss the plaintiff’s claims for breach of the duty to disclose with regard to any non-public information and information beyond the specific disclosure requirements of ERISA and denied Defendants’ motion to dismiss as to the remainder of the plaintiff’s claims. A period of discovery ensued.

On May 12, 2009, the plaintiff filed a motion for class certification. After the plaintiff did not appear for his scheduled deposition, the Court issued an Order on July 10, 2009 warning the plaintiff that his failure to participate in the lawsuit could result in sanctions, including but not limited to dismissal. After the plaintiff’s failure to participate continued, on July 23, 2009, the defendants filed a motion to dismiss for failure to prosecute the action. That motion is currently pending before the Court.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

The following risk factor is updated from the Annual Report on Form 10-K for the fiscal year ended August 31, 2008 to reflect updated or additional risks and uncertainties.

Healthcare reform may reduce our revenues and/or require us to revise our operations.

National healthcare reform is a focus at the federal level, and Congress is currently considering a number of proposals that may significantly impact the healthcare industry. Among other things, these proposals intend to decrease or eliminate the number of uninsured individuals, improve quality of care and reduce healthcare costs. Various mechanisms to fund healthcare reform legislation are being considered, including proposals that would have a material adverse impact on Medicare Advantage plans. These proposals and the uncertainty surrounding healthcare reform may cause our customers or prospective customers to reduce or delay the purchase of our services. We are unable to predict what provisions, if any, will be enacted, and it is unclear whether healthcare reform will adversely affect our operations, require us to revise our operations or reduce the demand for our services.

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

Healthways, Inc.
(Registrant)

Date	August 7, 2009	By	/s/ Mary A. Chaput
Mary A. Chaput
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date	August 7, 2009	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)