Form 10-Q
period 2009-09-30
HEALTHWAYS, INC
filed 2009-11-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                                           Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No  ☒

As of November 2, 2009 there were outstanding 33,799,238 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$2,309	$5,157
Accounts receivable, net	121,924	115,108
Prepaid expenses	11,325	13,479
Other current assets	5,618	3,810
Income taxes receivable	8,415	—
Deferred tax asset	26,404	30,488
Total current assets	175,995	168,042

Property and equipment:
Leasehold improvements	41,270	34,635
Computer equipment and related software	148,212	138,369
Furniture and office equipment	29,006	29,610
Capital projects in process	32,577	17,462
	251,065	220,076
Less accumulated depreciation	(132,841)	(108,635)
	118,224	111,441

Other assets	7,063	18,089

Customer contracts, net	28,652	32,715
Other intangible assets, net	66,563	68,207
Goodwill, net	484,584	484,596

Total assets	$881,081	$883,090

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2009	2008
Current liabilities:
Accounts payable	$22,399	$21,633
Accrued salaries and benefits	65,168	33,161
Accrued liabilities	26,873	26,294
Deferred revenue	5,060	6,904
Contract billings in excess of earned revenue	75,099	71,406
Income taxes payable	—	8,034
Current portion of long-term debt	2,657	2,035
Current portion of long-term liabilities	4,371	4,609
Total current liabilities	201,627	174,076

Long-term debt	263,852	304,372
Long-term deferred tax liability	10,898	8,073
Other long-term liabilities	38,181	39,533

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,790,729 and 33,648,976 shares outstanding	34	34
Additional paid-in capital	220,060	213,461
Retained earnings	151,370	148,506
Accumulated other comprehensive loss	(4,941)	(4,965)
Total stockholders’ equity	366,523	357,036

Total liabilities and stockholders’ equity	$881,081	$883,090

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$181,642	$187,448	$542,214	$561,432
Cost of services (exclusive of depreciation and amortization of $8,517, $9,316, $25,843, and $27,116, respectively, included below)	132,498	125,628	393,097	381,884
Selling, general & administrative expenses	17,816	17,493	55,050	55,156
Depreciation and amortization	11,956	12,949	36,155	37,813

Operating income	19,372	31,378	57,912	86,579
Gain on sale of investment	—	—	(2,581)	—
Interest expense	3,888	5,366	12,091	15,529
Legal settlement and related costs	—	—	39,956	—

Income before income taxes	15,484	26,012	8,446	71,050
Income tax expense	6,682	10,389	5,582	28,900

Net income	$8,802	$15,623	$2,864	$42,150

Earnings per share:
Basic	$0.26	$0.46	$0.08	$1.22

Diluted	$0.26	$0.45	$0.08	$1.17

Weighted average common shares
and equivalents:
Basic	33,745	33,599	33,701	34,474
Diluted	34,481	34,567	34,232	35,891

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$—	$34	$213,461	$148,506	$(4,965)	$357,036

Comprehensive income:

Net income	—	—	—	2,864	—	2,864

Net change in fair value of interest rate
swaps, net of income taxes of $1,246	—	—	—	—	1,591	1,591

Change in fair value of investment, net of
income tax benefit of $49	—	—	—	—	(71)	(71)

Sale of investment, net of income taxes of $1,045	—	—	—	—	(1,536)	(1,536)

Foreign currency translation adjustment	—	—	—	—	40	40

Total comprehensive income						2,888

Exercise of stock options	—	—	265	—	—	265

Tax effect of option exercises	—	—	(793)	—	—	(793)

Repurchase of stock options	—	—	(736)	—	—	(736)

Share-based employee compensation expense	—	—	7,863	—	—	7,863

Balance, September 30, 2009	$—	$34	$220,060	$151,370	$(4,941)	$366,523

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,864	$42,150
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	36,155	37,813
Amortization of deferred loan costs	1,128	881
Gain on sale of investment	(2,581)	—
Loss on disposal of property and equipment	955	1,346
Share-based employee compensation expense	7,863	12,714
Excess tax benefits from share-based payment arrangements	(162)	(3,487)
Increase in accounts receivable, net	(6,776)	(19,049)
(Increase) decrease in other current assets	(5,490)	1,926
Increase in accounts payable	4,462	2,968
Increase in accrued salaries and benefits	31,965	15,640
(Decrease) increase in other current liabilities	(3,667)	2,341
Deferred income taxes	5,339	(7,727)
Other	3,479	8,002
Increase in other assets	(454)	(1,581)
Payments on other long-term liabilities	(2,935)	(2,156)
Net cash flows provided by operating activities	72,145	91,781

Cash flows from investing activities:
Acquisition of property and equipment	(35,638)	(62,026)
Sale of investment	11,626	—
Change in restricted cash	(538)	—
Other	(3,655)	(4,543)
Net cash flows used in investing activities	(28,205)	(66,569)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	283,900	87,287
Payments of long-term debt	(325,826)	(42,965)
Deferred loan costs	(784)	—
Exercise of stock options	265	3,668
Excess tax benefits from share-based payment arrangements	162	3,487
Repurchases of common stock	—	(94,208)
Repurchase of stock options	(736)	—
Change in outstanding checks and other	(3,982)	—
Net cash flows used in financing activities	(47,001)	(42,731)

Effect of exchange rate changes on cash	213	(76)

Net decrease in cash and cash equivalents	(2,848)	(17,595)

Cash and cash equivalents, beginning of period	5,157	40,515

Cash and cash equivalents, end of period	$2,309	$22,920

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.  We have reclassified certain items in prior periods to conform to current classifications.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.  In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31. Accordingly, our current fiscal year began on January 1, 2009 following a four-month transition period ending December 31, 2008.

(2)	Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring disclosures about fair value of financial instruments in both interim reporting periods of publicly traded companies as well as in annual financial statements, beginning with interim reporting periods ending after June 15, 2009.  The implementation of this guidance resulted in increased disclosures in our interim periods but did not have an impact on our financial position or results of operations.

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events.  The guidance defines subsequent events as events that occur after the balance sheet date but before the financial statements are issued for public entities.  It requires companies to disclose the date through which they have evaluated subsequent events and to designate subsequent events as either recognized or non-recognized.  The new guidance is effective for interim or annual periods ending after June 15, 2009.  The implementation of this guidance resulted in increased disclosures but did not have an impact on our financial position or results of operations.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification is the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors. We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units. We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and nine months ended September 30, 2009, we recognized share-based compensation costs of $2.5 million and $7.9 million, respectively.  For the three and nine months ended September 30, 2008, we recognized share-based compensation costs of $4.3 million and $12.7 million, respectively.

A summary of our stock options as of September 30, 2009 and changes during the nine months then ended is presented below:
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2009	4,124	$20.20
Granted	1,153	11.69
Exercised	(51)	5.09
Forfeited or expired	(181)	21.62
Outstanding at September 30, 2009	5,045	18.36	4.96	$14,705
Exercisable at September 30, 2009	3,472	19.43	3.50	9,249

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2009 was $7.31 and $6.71, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of September 30, 2009 as well as activity during the nine months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2009	501	$41.01
Granted	666	11.09
Vested	(87)	44.02
Forfeited	(58)	24.02
Nonvested at September 30, 2009	1,022	22.23

(4)	Income Taxes

Our effective tax rate increased to 43.2% for the three months ended September 30, 2009 compared to 39.9% for the three months ended September 30, 2008, primarily due to an increase during the three months ended September 30, 2009 in certain expenses for which we do not receive a tax benefit related to international operations and to our participation in the ongoing healthcare reform process.

Our effective tax rate increased to 66.1% for the nine months ended September 30, 2009 compared to 40.7% for the nine months ended September 30, 2008.   The increase in the effective rate for the nine months ended September 30, 2009 was primarily due to the relatively small base of pretax income for the nine months ended September 30, 2009 in relation to certain unrecognized tax benefits and non-deductible expenses.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  During 2009, the Internal Revenue Service completed an audit of our 2005 and 2006 tax years, the resolution of which did not result in a material adjustment to our financial statements.

(5)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and recognize the unrealized gains and losses in either the balance sheet or statement of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, beginning September 30, 2009, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheet.

Interest Rate

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

Foreign Currency

We enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts do not qualify for hedge accounting treatment under U.S. GAAP.  We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at September 30, 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$1,259	$—

Derivatives designated as hedging instruments:
Other assets	—	—
Total assets	$1,259	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$1,333	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	845
Other long-term liabilities	—	7,609
Total liabilities	$1,333	$8,454

See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in other comprehensive income (“OCI”) or loss.  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2009, we expect to reclassify $5.6 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with floating rate debt.

As of September 30, 2009, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

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

(1) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended September 30, 2009, the notional amount of this swap was $56 million.
(2) The principal value of this swap agreement amortizes over a 39-month period.  During the three months ended September 30, 2009, the notional amount of this swap was $14 million.
(3) This swap agreement became effective October 1, 2009.
(4) This swap agreement becomes effective January 2, 2010.
(5) This swap agreement becomes effective January 1, 2012.  The principal value of this swap agreement will amortize over a 24-month period.
(6) This swap agreement becomes effective January 3, 2012.  The principal value of this swap agreement will amortize over a 24-month period.

We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(2,603)	Interest expense	$(1,818)	$(2,167)	Interest expense	$(5,005)

During the three and nine months ended September 30, 2009, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  As of September 30, 2009, we had the following outstanding net foreign currency forward contracts that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

Notional
Foreign Currency	Amount (000s)
Euro	€231
British Pound Sterling	£107
Australian Dollar	AUD 925

These forward contracts did not have a material effect on our consolidated statement of operations during the three and nine months ended September 30, 2009.

(6)	Fair Value Measurements

We account for certain assets and liabilities at fair value.  Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

Fair Value Hierarchy

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2009, all of which are classified as Level 2 in the fair value hierarchy:

	Gross Fair Value – Level 2	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$1,259	$(1,259)	$—
Interest rate swap agreements	$—	$—	$—
Liabilities:
Foreign currency exchange contracts	$1,333	$(1,259)	$74
Interest rate swap agreements	$8,454	$—	$8,454

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2009 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.3 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under the Third Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Third Amended Credit Agreement at September 30, 2009 are $242.8 million and $261.5 million, respectively.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  In connection with a legal settlement (see Note 9), in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations.  The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of September 30, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As described in Note 5 above, as of September 30, 2009, we are currently a party to nine interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings.

(8)	Restructuring and Related Charges

In 2008, we began a restructuring of the Company primarily focused on streamlining management and better positioning the Company to deliver fully integrated solutions, which was largely completed by the end of calendar 2008.  Through September 30, 2009, we had incurred cumulative net charges of approximately $9.1 million.  These restructuring charges primarily consisted of severance costs, net of equity forfeitures, and costs associated with capacity consolidation.  For the four months ended December 31, 2008, these charges were presented in a separate line on the consolidated statement of operations.

During the three and nine months ended September 30, 2009, we recorded net restructuring credits of ($0.1) million and ($1.2) million, respectively, which are included in cost of services and selling, general, and administrative expenses.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges during the nine months ended September 30, 2009 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2009	$10,460
Additions	191
Payments	(7,619)
Adjustments (1)	(1,209)
Accrued restructuring and related charges at September 30, 2009	$1,823

(1) Adjustments for the nine months ended September 30, 2009 resulted from actual severance amounts differing from initial estimates due to employees who were expected to be terminated but were instead transitioned to new roles, as well as a favorable adjustment to lease termination costs due to unanticipated demand for certain unused office space.

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

Effective as of April 1, 2009, the Company and AHSI entered into a settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Health and Human Services (collectively, the “United States”), and the former employee in connection with the settlement of the lawsuit.  Pursuant to the settlement agreement, we paid $28 million to the United States in settlement of the litigation.  Additionally, we paid an additional $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.  As a result of the settlement, the court has dismissed the lawsuit with prejudice.

In a related matter, we have settled the arbitration claim filed against us by WPMC and the arbitration counter-claim we filed against WPMC in February 2006, both of which sought indemnification for certain costs and expenses incurred in connection with the qui tam case.  The arbitration has been dismissed with prejudice.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.

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

On May 12, 2009, the plaintiff filed a motion for class certification.  After the plaintiff did not appear for his scheduled deposition, the Court issued an Order on July 10, 2009 warning the plaintiff that his failure to participate in the lawsuit could result in sanctions, including but not limited to dismissal.  After the plaintiff’s failure to participate continued, on July 23, 2009, the defendants filed a motion to dismiss for failure to prosecute the action.  On August 6, 2009, the parties filed a stipulation of dismissal with prejudice as to the named plaintiff but otherwise without prejudice, and the Court entered an Order to that effect on the same date.  No subsequent lawsuits have been filed alleging these same claims.

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

(11)	Comprehensive Income

Comprehensive income, net of income taxes, was $8.4 million and $14.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $42.6 million for the nine months ended September 30, 2009 and 2008, respectively.

(12)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

(In 000s, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income - numerator for basic earnings per share	$8,802	$15,623	$2,864	$42,150

Denominator:
Shares used for basic earnings per share	33,745	33,599	33,701	34,474
Effect of dilutive securities outstanding:
Non-qualified stock options	389	809	281	1,267
Restricted stock units	347	159	250	150
Shares used for diluted earnings per share	34,481	34,567	34,232	35,891

Earnings per share:
Basic	$0.26	$0.46	$0.08	$1.22
Diluted	$0.26	$0.45	$0.08	$1.17

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	3,354	2,688	3,633	1,724
Restricted stock units	104	204	195	132

(13)	Subsequent Events

On October 14, 2009, we acquired HealthHonors®, a company that specializes in behavior change science and optimized use of incentives, for $14.7 million in cash in addition to a multi-year earn-out arrangement.

We have evaluated subsequent events through November 9, 2009, the date of issuance of the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and the costs associated with the loss of health-related employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, direct mail, the Internet, face-to-face consultations and venue-based interactions.

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

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and promote the best possible health habits for those who are already affected by health conditions or disease.

First, our programs are designed to help keep healthy people healthy by:

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

Second, our programs are designed to drive healthy behaviors and mitigate lifestyle risk by:

•	promoting the reduction of lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained nurses and other healthcare professionals to create and sustain healthier behaviors for those individuals at-risk or in the early stages of chronic conditions.

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

Finally, our programs are designed to optimize care for those with existing conditions or disease by:

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

•	our ability to reach mutual agreement with the Centers for Medicare & Medicaid Services (“CMS”) with respect to results under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the risks associated with a significant concentration of our revenues with a limited number of customers;
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
•
our ability to retain existing customers and to renew or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members. Approximately 4% of revenues recorded during the nine months ended September 30, 2009 were performance-based and were subject to final reconciliation as of September 30, 2009.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

Technology

Our customer contracts require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques incorporated in our technology identify an individual’s readiness to change and provide personalized support through appropriate messaging and convenient venues to motivate and sustain healthy behaviors.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide our services to their members. Some of our contracts allow the customer to terminate early.  Restructurings of contracts and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 20% and 19% of our revenues for the three and nine months ended September 30, 2009, respectively, were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Available and Billed Lives

The number of domestic commercial available and billed lives as of September 30, 2009 and 2008 were as follows:

	September 30,	September 30,
	2009	2008
Available lives(1)	196,100,000	192,500,000
Billed lives	35,900,000	31,700,000

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Business Strategy

The World Health Organization defines health as “…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

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

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall costs and improving productivity for individuals, families, health plans, governments and employers.

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in January 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is a unique partnership in well-being measurement and research that is based on surveys of 1,000 Americans every day, seven days a week.  Under the agreement, Gallup evaluates and reports on the well-being of individuals by state, congressional district, and community, as well as by non-geographic segments.  We perform similar services for companies, families and individuals.

To improve measurements like the Well-Being Index and thus enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risks, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point.  We believe we can achieve health and well-being improvements in a population and generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her health journey.

We are adding and enhancing solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide those services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer’s population are eligible to receive benefits.

We plan to leverage our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques in order to continue to gain a competitive advantage in delivering our services.  We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support.  We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 4% of revenues recorded during the nine months ended September 30, 2009 were performance-based and were subject to final reconciliation as of September 30, 2009.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots.  At September 30, 2009, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and are involved in ongoing discussions with CMS regarding certain issues related to the reconciliation but have not yet reached a final resolution at this time.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data. As of September 30, 2009, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled $54.0 million, all of which was based on actual data received from our customers. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2009, we recognized a net increase in revenue of approximately $6.6 million that related to services provided prior to January 1, 2009.

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

If we determined that the carrying value of goodwill was impaired based upon an impairment review, we would calculate any impairment using a fair-value-based goodwill impairment test as required by accounting literature.  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

Except for a trade name which has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, using the straight-line method over their estimated useful lives.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Accounting for income taxes requires significant judgment in determining income tax provisions, including determination of deferred tax assets, deferred tax liabilities, and any valuation allowances that might be required against deferred tax assets, and in evaluating tax positions.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

Results of Operations

The following table shows the components of the statements of operations for the three and nine months ended September 30, 2009 and 2008 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	72.9%	67.0%	72.5%	68.0%
Selling, general and administrative expenses	9.8%	9.3%	10.2%	9.8%
Depreciation and amortization	6.6%	6.9%	6.7%	6.7%
Operating income (1)	10.7%	16.7%	10.7%	15.4%

Gain on sale of investment	—	—	(0.5)%	—
Interest expense	2.1%	2.9%	2.2%	2.8%
Legal settlement and related costs	—	—	7.4%	—

Income before income taxes (1)	8.5%	13.9%	1.6%	12.7%
Income tax expense	3.7%	5.5%	1.0%	5.1%

Net income (1)	4.8%	8.3%	0.5%	7.5%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended September 30, 2009 decreased $5.8 million, or 3.1%, compared to the three months ended September 30, 2008, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•
decreased revenues related to one of the Medicare Health Support pilots, which ended in July 2008 and for which we recognized $2.2 million of revenue during the three months ended September 30, 2008 based on performance data.

These decreases were somewhat offset by increases in revenues primarily due to the following:

•	increased revenues from fitness center programs, primarily due to an increase in participation in these programs as well as in the number of members eligible for them;
•	increased performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the three months ended September 30, 2009; and
•	the commencement of contracts with new customers.

Revenues for the nine months ended September 30, 2009 decreased $19.2 million, or 3.4%, compared to the nine months ended September 30, 2008, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•
decreased revenues related to one of the Medicare Health Support pilots, which ended in July 2008 and for which we recognized $7.5 million of revenue during the nine months ended September 30, 2008 based on performance data.

These decreases were somewhat offset by increases in revenues primarily due to the following:

•	increased revenues from fitness center programs, primarily due to an increase in participation in these programs as well as in the number of members eligible for them;
•	increased performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the nine months ended September 30, 2009;
•	the commencement of contracts with new customers; and
•	growth in the number of self-insured employer lives under existing customer contracts.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 72.9% for the three months ended September 30, 2009 compared to 67.0% for the three months ended September 30, 2008, primarily due to the following:

•	an increased portion of our revenue generated by fitness center programs, which typically have a higher cost of services as a percentage of revenue than our other programs;
•	the addition of certain participating locations to our fitness center network that have a higher cost of services as a percentage of revenue;
•	contract restructurings and volume incentives with certain customers that resulted in either decreased revenues or lower per member fees without a proportional corresponding decrease in costs;
•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods; and
•	costs related to our new integrated data and technology solutions platform.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•
a decrease in salaries and benefits expense, primarily due to a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008 and a decrease in health insurance costs related to changes in employee medical plan design in calendar 2009, which included a number of wellness initiatives aimed at improving employee health;

•	cost savings related to certain cost management initiatives; and
•	a decrease in stock-based compensation costs, primarily due to the Company’s repurchase of certain employee stock options in December 2008.

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 72.5% for the nine months ended September 30, 2009 compared to 68.0% for the nine months ended September 30, 2008, primarily due to the following:

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

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•
a decrease in salaries and benefits expense, primarily due to a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008 and a decrease in health insurance costs related to changes in employee medical plan design in calendar 2009, which included a number of wellness initiatives aimed at improving employee health;

•	cost savings related to certain cost management initiatives; and
•	a decrease in stock-based compensation costs, primarily due to the Company’s repurchase of certain employee stock options in December 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 9.8% for the three months ended September 30, 2009 compared to 9.3% for the three months ended September 30, 2008, primarily due to the following:

•
a net increase in salaries and benefits expense, primarily due to the recent Company restructuring, which included an increased focus on research and development activities, resulting in an increase in personnel dedicated to these activities that more than offset the reduction in headcount resulting from this restructuring and other workforce reductions;

•	an increase in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets during these periods; and
•	costs associated with positioning our brand and solutions in conjunction with ongoing healthcare reform proposals.

These increases were partially offset by a decrease in professional consulting fees related to product innovation initiatives in 2008.

Selling, general and administrative expenses as a percentage of revenues increased to 10.2% for the nine months ended September 30, 2009 compared to 9.8% for the nine months ended September 30, 2008, primarily due to the following:

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

These increases were partially offset by a decrease in professional consulting fees related to product innovation initiatives in 2008.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.0 million, or 7.7%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and $1.7 million, or 4.4%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the following:

•	a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008;
•	a decrease in depreciation expense related to retirements of fixed assets as part of the Company restructuring in December 2008 (see Note 8); and
•	a decrease in depreciation expense related to certain computer hardware that became fully depreciated during 2009.

These decreases were somewhat offset by increased depreciation expense resulting from capital expenditures related to computer software.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 decreased $1.5 million and $3.4 million, respectively, compared to the three and nine months ended September 30, 2008, primarily as a result of a decrease in floating interest rates on outstanding borrowings under the Third Amended Credit Agreement during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

Legal Settlement and Related Costs

In March 2009, our Board of Directors approved a settlement of a qui tam lawsuit filed in 1994 on behalf of the United States government related to the Company’s former Diabetes Treatment Center of America business.  As a result of the settlement, which was effective as of April 1, 2009, we incurred a charge of approximately $40 million, including a $28 million payment to the United States government and payment of approximately $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

Income Tax Expense

Our effective tax rate increased to 43.2% for the three months ended September 30, 2009 compared to 39.9% for the three months ended September 30, 2008, primarily due to an increase during the three months ended September 30, 2009 in certain expenses for which we do not receive a tax benefit related to international operations and to our participation in the ongoing healthcare reform process.

Our effective tax rate increased to 66.1% for the nine months ended September 30, 2009 compared to 40.7% for the nine months ended September 30, 2008.   The increase in the effective rate for the nine months ended September 30, 2009 was primarily due to the relatively small base of pretax income for the nine months ended September 30, 2009 in relation to certain unrecognized tax benefits and non-deductible expenses.

Outlook

We anticipate that revenues for the remainder of fiscal 2009 will likely decrease compared to the same period in 2008 primarily due to contract restructurings and terminations with certain customers, which will likely more than offset increases in revenue from higher fitness center participation and from new or existing customers.

Cost of services and selling, general and administrative expenses as a percentage of revenues for the remainder of fiscal 2009 will likely decrease compared to the same period in 2008 due to the completion of a tender offer in December 2008, which resulted in significant additional stock-based compensation expense for the three months ended December 31, 2008.  We expect that this decrease in cost of services and selling, general and administrative expenses as a percentage of revenues will be somewhat offset by increases due to certain costs that cannot be reduced in the same proportion and/or timeframe as the anticipated decrease in revenues discussed above, implementation costs associated with new contracts expected to begin in 2010, and the net cost impact of our acquisition of HealthHonors in October 2009.  In addition, we anticipate that a larger proportion of our revenues for the remainder of 2009 when compared to the same period in 2008 will come from wellness and prevention products, which generally carry a higher cost of services as a percentage of revenue.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt, especially in light of current economic conditions that have created uncertainty and credit constraints in the markets.  We anticipate that our effective tax rate for the remainder of calendar 2009 will increase compared to the same period in 2008 primarily due to the change from a pretax loss for the three months ended December 31, 2008 to an expected pretax profit for the three months ended December 31, 2009.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2009 generated cash of $72.1 million compared to $91.8 million for the nine months ended September 30, 2008.  The decrease in operating cash flow is primarily due to the following:

•	payments during the nine months ended September 30, 2009 related to the aforementioned legal settlement and related costs and fees;
•
a decrease in cash collections on accounts receivable for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of the decrease in revenues in 2009;

•
payments during the nine months ended September 30, 2009 related to a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008, which primarily consisted of severance costs and costs associated with capacity consolidation; and

•
a higher amount of lease incentives received during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009, primarily related to our new corporate headquarters in 2008.

These decreases were partially offset by an increase in operating cash flow during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to the following:

•	a decrease in income tax payments primarily related to higher estimated payments in 2008; and
•	a decrease in interest payments, primarily as a result of a decrease in floating interest rates on outstanding borrowings under the Third Amended Credit Agreement.

Investing activities during the nine months ended September 30, 2009 used $28.2 million in cash, which primarily consisted of costs associated with software development and purchases of property and equipment associated with relocating one of our regional offices, offset by proceeds from the sale of an investment, described above.

Financing activities during the nine months ended September 30, 2009 used $47.0 million in cash, primarily due to net payments on borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million.  As of September 30, 2009, availability under our revolving credit facility and swingline sub facility totaled $133.8 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  In connection with the aforementioned legal settlement, in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations.  The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of September 30, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of September 30, 2009, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

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

(1) The principal value of this swap agreement amortizes over a 39-month period.  During the three months ended September 30, 2009, the notional amount of this swap was $56 million.
(2) The principal value of this swap agreement amortizes over a 39-month period.  During the three months ended September 30, 2009, the notional amount of this swap was $14 million.
(3) This swap agreement became effective October 1, 2009.
(4) This swap agreement becomes effective January 2, 2010.
(5) This swap agreement becomes effective January 1, 2012.  The principal value of this swap agreement will amortize over a 24-month period.
(6) This swap agreement becomes effective January 3, 2012.  The principal value of this swap agreement will amortize over a 24-month period.

We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Recently Issued Accounting Standards

In April 2009, the FASB issued authoritative guidance requiring disclosures about fair value of financial instruments in both interim reporting periods of publicly traded companies as well as in annual financial statements, beginning with interim reporting periods ending after June 15, 2009.  The implementation of this guidance resulted in increased disclosures in our interim periods but did not have an impact on our financial position or results of operations.

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events.  The guidance defines subsequent events as events that occur after the balance sheet date but before the financial statements are issued for public entities.  It requires companies to disclose the date through which they have evaluated subsequent events and to designate subsequent events as either recognized or non-recognized.  The new guidance is effective for interim or annual periods ending after June 15, 2009.  The implementation of this guidance resulted in increased disclosures but did not have an impact on our financial position or results of operations.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification is the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  The Codification reorganizes the thousands of U.S. GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.8 million for the nine months ended September 30, 2009.

As a result of our investment in international initiatives, as of September 30, 2009 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and/or forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the nine months ended September 30, 2009.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decision regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective as of April 1, 2009, the Company and AHSI entered into a settlement agreement with the United States of America, acting through the United States Department of Justice and on behalf of the Department of Health and Human Services (collectively, the “United States”), and the former employee in connection with the settlement of the lawsuit.  Pursuant to the settlement agreement, we paid $28 million to the United States in settlement of the litigation.  Additionally, we paid an additional $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.  As a result of the settlement, the court has dismissed the lawsuit with prejudice.

In a related matter, we have settled the arbitration claim filed against us by WPMC and the arbitration counter-claim we filed against WPMC in February 2006, both of which sought indemnification for certain costs and expenses incurred in connection with the qui tam case.  The arbitration has been dismissed with prejudice.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.

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

On May 12, 2009, the plaintiff filed a motion for class certification.  After the plaintiff did not appear for his scheduled deposition, the Court issued an Order on July 10, 2009 warning the plaintiff that his failure to participate in the lawsuit could result in sanctions, including but not limited to dismissal.  After the plaintiff’s failure to participate continued, on July 23, 2009, the defendants filed a motion to dismiss for failure to prosecute the action.  On August 6, 2009, the parties filed a stipulation of dismissal with prejudice as to the named plaintiff but otherwise without prejudice, and the Court entered an Order to that effect on the same date.  No subsequent lawsuits have been filed alleging these same claims.

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

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Healthways, Inc.
(Registrant)

Date	November 9, 2009	By	/s/ Mary A. Chaput
Mary A. Chaput
Chief Financial Officer
(Principal Financial Officer)

Date	November 9, 2009	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Accounting Officer
(Principal Accounting Officer)