Form 10-K
period 2009-12-31
HEALTHWAYS, INC
filed 2010-03-16
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Yes   ☐   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☒   Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares held by non-affiliates of the registrant was approximately $443.0 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of March 5, 2010, 34,023,510 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2010 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I.

Item 1. Business

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and costs associated with the loss of health-related employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia.  We operate care enhancement and coaching centers worldwide staffed with licensed health professionals.  Our fitness center network encompasses more than 15,000 U.S. locations.  We also maintain an extensive network of over 37,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and optimize care for those who are already affected by health conditions or disease.

First, our programs are designed to help keep healthy people healthy by:

•	fostering wellness and disease prevention through total population screening, health risk assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness, weight management, and complementary and alternative medicine.

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

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness program or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

Finally, our programs are designed to optimize care for those with existing conditions or disease by:

•	incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members’ care with their healthcare providers;
•	providing software licensing and management consulting in support of well-being improvement services; and
•      providing high-risk care management for members at risk for hospitalization due to complex conditions.

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs without intervention, including those who have specific gaps in care that can be addressed to reduce disease progression and medical spending.

We recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously.  By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe creating real and sustainable behavior change generates measurable, long-term cost savings and improved business performance.

Change in Fiscal Year

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31.  Accordingly, our 2009 fiscal year began on January 1, 2009 following a four-month transition period ended December 31, 2008.  References herein to fiscal 2009 refer to the year ended December 31, 2009; references herein to fiscal 2008 and fiscal 2007 refer to the years ended August 31, 2008 and 2007, respectively.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 4% of revenues recorded during fiscal 2009 were performance-based and were subject to final reconciliation as of December 31, 2009.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

Technology

Our solutions require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques incorporated in our technology identify an individual’s readiness to change and provide personalized support through appropriate messaging and convenient venues to motivate and sustain healthy behaviors.

Domestic Commercial Billed Lives and Domestic Commercial Available Lives

The number of domestic commercial available lives and domestic commercial billed lives as of December 31, 2009 and August 31, 2008 were as follows:

	December 31,	August 31,
(In 000s)	2009	2008
Available lives(1)	196,700	192,500
Billed lives	36,000	31,700

(1) Estimated based on the Atlantic Information Services, Inc. (AIS) Directory of Health Plans and publicly available information.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at December 31, 2009.  Annualized revenue in backlog as of December 31, 2009 and August 31, 2008 was as follows:

	December 31,	August 31,
(In 000s)	2009	2008
Annualized revenue in backlog	$32,400	$13,600

    Demand for our services from self-insured employer accounts, which generally begin their benefit year on January 1, has historically resulted in a disproportionate amount of our new business beginning on this date.

Business Strategy

 The World Health Organization defines health as “…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall costs and improve workforce engagement, yielding better business performance for our customers.  Our programs are designed to:

•	keep healthy individuals healthy;
•	mitigate and delay the progression of disease associated with family or lifestyle risk factors; and
•	optimize care for those who are already affected by health conditions or disease.

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall costs and improving productivity for individuals, families, health plans, governments and employers.

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in January 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based on surveys of 1,000 Americans every day, seven days a week.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.

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

Our strategy includes as a priority the ongoing development of an order-of-magnitude increase in our value proposition through, most recently, the introduction of our WholeHealth solution.  This solution, in addition to improving health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by lowering the costs of lost productivity due to health-related reasons.  With the success of our WholeHealth solution, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

Our strategy also includes the further enhancement of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our WholeHealth solution, enables us to integrate data from all the healthcare and other entities interacting with an individual.  Embrace enables the delivery of our integrated solutions and ongoing communications between the individual and his/her medical and health experts, using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support.  We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Segment and Major Customer Information

We have one reportable segment, well-being improvement services.  During fiscal 2009, CIGNA HealthCare, Inc. comprised approximately 19% of our revenues.  No other customer accounted for 10% or more of our revenues in fiscal 2009.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of well-being improvement services and other services to health plans and self-insured employers, or have announced an intention to offer such services.  These entities include disease management companies, health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, web-based medical content companies, and other entities that provide services to health plans and self-insured employers.

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, state-of-the-art call center technology linked to our proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment, pre-testing and training of our clinical colleagues, our experienced management team, the comprehensive clinical nature of our product offerings, our established reputation for providing well-being improvement services to members with health risks or chronic diseases, and the proven financial and clinical outcomes of our programs; however, we cannot assure you that we can compete effectively with other companies such as those noted above.

Consolidation has been, and may continue to be, an important factor in all aspects of the healthcare industry, including the well-being and health management sector.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan customers if they are acquired by other health plans which already have or are not interested in our programs.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under the “Risk Factors” below.

While many of the governmental and regulatory requirements affecting healthcare delivery generally do not directly affect us, our customers must comply with a variety of regulations including the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes and health codes.  Certain of our services, including health service utilization management and certain claims payment functions, require licensure by government agencies.  We are subject to a variety of legal requirements in order to obtain and maintain such licenses.

Certain of our professional healthcare employees, such as nurses, must comply with individual licensing requirements.  All of our healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present, such as the professionals located at a call center.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require some of our healthcare professionals to be licensed in more than one state.  We continually monitor legislative, regulatory and judicial developments in telemedicine in order to stay in compliance with state and federal laws; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all call center health professionals, which would increase our costs of services.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us.  Legislative and regulatory bodies may continue to reduce the funding of the Medicare and Medicaid programs in an effort to reduce overall federal healthcare spending.  These changes, healthcare reform efforts, future legislative initiatives, and/or government regulation could adversely affect our operations or reduce the demand for our services.

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively restrict the use and disclosure of individually-identifiable health information by health plans, most healthcare providers, and certain other entities (collectively, “covered entities”).  Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information.  We are required to comply with certain aspects of the HIPAA privacy and security regulations as a result of the American Recovery and Reinvestment Act of 2009 (“ARRA”) and our customer contracts.  Under ARRA we may be subject to civil and criminal penalties for violations of the regulations.  In addition ARRA significantly increased the civil penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, we are contractually obligated to comply with any applicable state laws or regulations related to privacy that are more restrictive than the federal privacy regulations.  We may also be directly subject to state requirements related to the confidentiality and security of confidential personal information.  In the event of a data breach involving individually identifiable information, we are subject to contractual obligations and state and federal requirements that may require us to notify our customers or individuals affected by the breach.  These requirements may also require us or our customers to notify regulatory agencies and the media of the data breach.

Further, the healthcare industry is highly regulated at the federal and state levels. For example, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs.  Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as “whistle blowers,” who are permitted to share in any settlement or judgment.

When a private party brings an action under the whistleblower provisions of the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination of whether it will intervene and take a lead in the litigation. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard for its truth or falsity can constitute “knowingly” submitting a claim. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities who allegedly have violated other statutes, such as the “fraud and abuse” provisions of the Social Security Act, have thereby submitted false claims under the False Claims Act.  The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly or improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.  From time to time, participants in the healthcare industry, including our company, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions.  As discussed under Item 3: “Legal Proceedings”, we were subject to a “whistle blower” action filed in June 1994 on behalf of the United States government by a former employee whom we dismissed in February 1994.  This lawsuit was settled effective April 1, 2009.

Employees

As of March 8, 2010, we had approximately 3,000 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have a good relationship with our employees.

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

The healthcare industry in which we operate currently faces significant cost reduction pressures as a result of increased competition, constrained revenues from governmental and private revenue sources, increasing underlying medical care costs, and general economic conditions.  We believe that these pressures will continue and possibly intensify.

We believe that our solutions, which are geared to foster wellness and disease prevention and provide access to health improvement programs, specifically assist our customers in controlling the high costs of healthcare; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations.  These financial pressures could have a negative impact on our results of operations.

A significant percentage of our revenues is derived from health plan customers.

A significant percentage of our revenues is derived from health plan customers.  The health plan industry continues to undergo a period of consolidation, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans which already have or are not interested in our programs.  In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations.  As discussed below, the uncertainty surrounding healthcare reform may cause our health plan customers or prospective customers to reduce or delay the purchase of our services.

We currently derive a large percentage of our revenues from one customer.  The loss of, or the restructuring of a contract with, this or other large customers could have a material adverse effect on our business and results of operations.

Because of the size of its membership and the number of programs purchased from us, CIGNA HealthCare, Inc. comprised approximately 19% of our revenues in fiscal 2009.  Our contract with CIGNA continues into 2013.  No other customer accounted for 10% or more of our revenues in fiscal 2009.

Our industry is a continually evolving segment of the healthcare industry.

The rapidly growing industry in which we operate is a continually evolving segment of the overall healthcare industry with many entrants marketing various services and products labeled as wellness and prevention, disease management, health management, health support and care support.  Companies have used the generic labels of wellness, prevention, disease management and/or health management to characterize a wide range of activities, from the sale of medical supplies and drugs to demand management services.  Because the industry is continually evolving, purchasers of these services have not had significant experience purchasing, evaluating or monitoring the new products and services which are being developed, which generally results in a lengthy sales cycle for new contracts.  As the industry matures, the number of programs that customers have been purchasing has generally expanded from one or two programs to a more comprehensive suite of programs.  These changes result in a sizable contract commitment that generally requires approval from the customer’s executive management, thus elongating the sales process in some cases.

Our business strategy is dependent in part on developing new and additional products to complement our existing services, as well as establishing additional distribution channels through which we may offer our products and services.

           Our strategy focuses on keeping healthy people healthy, mitigating and delaying the progression of disease associated with family or lifestyle risk factors, and optimizing care for those who are already affected by health conditions or disease.  While we have considerable experience in solutions with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our programs within expected timelines or cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts; and our ability to deliver outcomes on any new products or services.  In addition, as part of our business strategy, we may enter into relationships, such as our strategic relationship with Medco Health Solutions, Inc., to establish additional distribution channels through which we may offer our products and services.  As we offer products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

Our inability to meet or exceed the targets under our customer contracts could have a material adverse effect on our business and results of operations.

Our ability to grow and expand our business is contingent upon our ability to achieve desired financial savings, clinical performance targets, and productivity improvement under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers.  Unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services could adversely affect our ability to achieve desired financial savings and clinical outcomes.

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

Certain customer contracts are performance-based, and all or a portion of our fees may be refundable if certain performance targets are not achieved.

Certain customer contracts provide that all or a portion of our fees may be refundable to the customer if our programs do not achieve targeted savings performance.  There is no guarantee that we will effect the necessary cost savings and clinical outcomes improvements under our contracts within the time frames contemplated and reach mutual agreement with customers with respect to cost savings.  In addition, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

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

Economic difficulties in the credit markets and other macroeconomic conditions, such as the current recession, have reduced the demand and/or the timing of purchases for certain of our services from customers and potential customers.  A loss of a customer or a reduction in a customer’s enrolled lives could have a material adverse effect on our business and results of operations.  In addition, current economic conditions have created liquidity and credit constraints in the markets.  We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

The expansion of our services into international markets subjects us to additional business, regulatory and financial risks.

We intend to continue expanding our international operations as part of our business strategy.  We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets.  Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is relatively immature with varied healthcare delivery systems and involves many first-time purchasers of our services, there is no guarantee that we will be able to effect the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the time frames contemplated and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have a material adverse effect on our business.

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

We may experience difficulties associated with the implementation and/or integration of new businesses or technologies.

We may face substantial difficulties, costs and delays in effectively implementing and/or integrating new businesses and technologies into our platform.  Implementing internally-developed solutions and/or integrating newly acquired organizations and technologies could be costly and time-consuming and may strain our resources.  Consequently, we may not be successful in implementing and/or integrating these new businesses or technologies and may not achieve anticipated revenue and cost benefits.

Our level of indebtedness could adversely affect our future financial condition.

On December 1, 2006, we entered into a Third Amended and Restated Revolving Credit and Term Loan Agreement (the “Third Amended Credit Agreement”) in conjunction with the acquisition of Axia.  The Third Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock.  As of December 31, 2009, our total long-term debt, including the current portion, was $256.5 million.

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

Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability of some entities to obtain credit from banks or in the capital markets.  We cannot assure you that we would always be able to obtain additional financing, if needed, and, if such funds were available, whether the terms or conditions would be acceptable to us.

We are exposed to risks related to counterparty creditworthiness and non-performance by counterparties of their contractual obligations.

In order to manage our exposure to market risks from changes in interest rates on our variable rate indebtedness under the Third Amended Credit Agreement, we have entered into eight interest rate swap agreements.  Consequently, we are exposed to potential fluctuations in the fair value of the interest rate swaps in the event of a change in the creditworthiness of a counterparty or the non-performance by a counterparty to the interest rate swap agreements, which could negatively impact our results of operations.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2009, we had approximately $496.4 million and $101.0 million of goodwill and intangible assets, respectively.  On an ongoing basis, we evaluate whether the carrying values of goodwill and intangible assets are impaired.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings which could have a material adverse effect on our results of operations for the period in which the impairment occurs and/or could impact our compliance with the covenant requirements of the Third Amended Credit Agreement.

A failure of our information systems could adversely affect our business.

Our ability to deliver our services depends on effectively using information technology.  We believe that our state-of-the-art electronic health record and call center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding our information technology.  In some cases, we may have to make systems investments before we generate revenues from contracts with new customers.  In addition, these system requirements expose us to technology obsolescence risks.

In addition, the nature of our business involves the receipt and storage of a significant amount of health information about the participants in our programs.  If we experience a data security breach, we could be exposed to government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect the health information of their members, which could cause them to discontinue usage of our services.

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

We compete with other healthcare and services providers in recruiting qualified management and staff personnel for the day-to-day operations of our business and call centers, including nurses and other healthcare professionals.  In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses.  This shortage may require us to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals.  A failure to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs, could have a material adverse effect on profitability.

We are party to litigation that could force us to pay significant damages and/or harm our reputation.

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Item 3: “Legal Proceedings”).  These legal proceedings and any other claims that we may face, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.  Although we currently maintain liability insurance, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance.  Although we believe that we have conducted our operations in full compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our consolidated results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our consolidated results of operations in a particular financial reporting period.

Compliance with new federal and state legislative and regulatory initiatives could adversely affect our results of operations or may require us to spend substantial amounts acquiring and implementing new information systems or modifying existing systems.

Our customers are subject to considerable state and federal government regulation.  Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services.  The ARRA legislation strengthening the privacy and security requirements of HIPAA is one such example.

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state legislation or regulation could preempt federal legislation if it is more restrictive.  We are required by contract and ARRA to comply with certain aspects of these confidentiality and security regulations.

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

Expanding the well-being and health management industry to Medicare beneficiaries enrolled in Medicare Advantage plans could lead to increased direct regulation of well-being and health management services.  Further, providing services to Medicare Advantage beneficiaries may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the federal False Claims Act.

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

National healthcare reform is a focus at the federal level.  In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system through, among other things, decreasing or eliminating the number of uninsured individuals, improving quality of care, and reducing healthcare costs.  Both bills included reductions in payments that could have a material adverse impact on Medicare Advantage plans, from whom we derive a significant portion of our revenues.  While neither of these bills has yet to become law, the uncertainty surrounding healthcare reform may cause our customers or prospective customers to reduce or delay the purchase of our services. We are unable to predict what provisions, if any, will be enacted, and it is unclear whether healthcare reform will adversely affect our operations, require us to revise our operations or reduce the demand for our services.

Certain of our professional healthcare employees, such as nurses, must comply with individual licensing requirements.

All of our healthcare professionals who are subject to licensing requirements, such as the professionals located at a call center, are licensed in the state in which they are physically present.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state.  We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all call center health professionals, which would increase our costs of services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our call centers, pursuant to an agreement that expires in February 2023.

We also lease office space for our 12 other call center locations for an aggregate of approximately 294,000 square feet of space with lease terms expiring on various dates from 2010 to 2015.  Our operations support and training offices contain approximately 130,000 square feet in aggregate and have lease terms expiring from 2010 to 2016.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.

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

An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleged that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleged that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint sought damages in an undisclosed amount and other equitable relief.  The defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted the defendants’ motion to dismiss the plaintiff’s claims for breach of the duty to disclose with regard to any non-public information and information beyond the specific disclosure requirements of

ERISA and denied Defendants’ motion to dismiss as to the remainder of the plaintiff’s claims.  A period of discovery ensued.

 On May 12, 2009, the plaintiff filed a motion for class certification.  After the plaintiff failed, without explanation, to appear for his scheduled deposition, the Court issued an Order on July 10, 2009 warning the plaintiff that his failure to participate in the lawsuit could result in sanctions, including but not limited to dismissal.  After the plaintiff’s failure to participate continued, on July 23, 2009, the defendants filed a motion to dismiss for failure to prosecute the action.  On August 6, 2009, the parties filed a stipulation of dismissal with prejudice as to the named plaintiff but otherwise without prejudice, and the Court entered an Order to that effect on the same date.

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint is due to be filed on or about March 22, 2010.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of December 31, 2009.  Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Ben R. Leedle, Jr.	48
Chief Executive Officer and director of the Company since September 2003, President from May 2002 through October 2008, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002.  Senior Vice President from 1996 until 2000.

Stefen F. Brueckner	60
President and Chief Operating Officer of the Company since October 2008.  Vice President, Senior Products, for Humana Inc., from 2005 to 2008 and Vice President, Market Operations and Large Group Underwriting, from 2001 to 2005.

Mary A. Chaput	59	Chief Financial Officer and Secretary of the Company since October 2001.

Matthew E. Kelliher	54	President, International Business, of the Company since September 2004.

Alfred Lumsdaine	44	Chief Accounting Officer since February 2002.

Anne M. Wilkins	43	Vice President, Marketing and Strategy, of the Company since May 2008. Partner and Managing Director and lead of the North America Payer practice of the Boston Consulting Group from 2003 to 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter on The NASDAQ Stock Market (“NASDAQ”) under the symbol HWAY.

The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2009
First quarter	$15.52	$7.01
Second quarter	14.78	8.27
Third quarter	16.86	12.03
Fourth quarter	19.44	13.31

Four months ended December 31, 2008	$19.96	$5.35

Year ended August 31, 2008
First quarter	$60.88	$48.99
Second quarter	71.22	28.43
Third quarter	37.79	29.68
Fourth quarter	34.60	18.57

Holders

At March 5, 2010, there were approximately 16,500 holders of our Common Stock, including 191 stockholders of record.

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

Item 6.  Selected Financial Data

(In thousands, except per share data)
	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2009	2008	2008	2007	2006	2005
	(1) (2)	(1) (2)	(1) (2)	(1) (2)	(1)
Operating Results:
Revenues	$717,426	$244,737	$736,243	$615,586	$412,308	$312,504
Cost of services (exclusive of depreciation and amortization included below)	522,999	177,651	503,940	417,721	281,161	205,253
Selling, general and administrative expenses	71,535	27,790	71,342	67,352	44,417	28,418
Depreciation and amortization	49,289	16,188	47,479	37,044	24,517	22,408
Impairment loss	—	4,344	—	—	—	—
Restructuring and related charges	—	10,264	—	—	—	—
Operating income	$73,603	$8,500	$113,482	$93,469	$62,213	$56,425
Gain on sale of investment	(2,581)	—	—	—	—	—
Interest expense	15,717	6,757	20,927	18,185	1,053	1,630
Legal settlement and related costs	39,956	—	—	—	—	—

Income before income taxes	$20,511	$1,743	$92,555	$75,284	$61,160	$54,795
Income tax expense	10,137	1,009	37,741	30,163	24,009	21,711
Net income	$10,374	$734	$54,814	$45,121	$37,151	$33,084

Basic income per share: (1)	$0.31	$0.02	$1.57	$1.29	$1.08	$1.00

Diluted income per share: (1)	$0.30	$0.02	$1.50	$1.22	$1.02	$0.93

Weighted average common shares and
equivalents:
Basic	33,730	33,616	34,977	35,049	34,348	33,241
Diluted	34,359	34,038	36,597	37,002	36,379	35,691

Balance Sheet Data:
Cash and cash equivalents	$2,356	$5,157	$35,242	$47,655	$154,792	$63,467
Working capital (deficit)	(44,296)	(6,034)	21,276	10,792	124,469	70,644
Total assets	882,366	883,090	906,813	828,845	382,386	270,954
Long-term debt	254,345	304,372	345,395	297,059	236	416
Other long-term liabilities	42,615	39,533	31,227	14,388	10,853	9,055
Stockholders’ equity	377,277	357,036	354,334	362,750	274,873	206,930

Other Operating Data:
Billed lives	36,000	32,900	31,700	27,400	2,426	1,883
Annualized revenue in backlog	$32,400	$35,900	$13,600	$39,900	$6,625	$32,578

(1)
Includes $13.9 million, $14.7 million, $18.1 million, $21.0 million, and $15.3 million during fiscal 2009, the four months ended December 31, 2008, and fiscal 2008, 2007, and 2006, respectively, of costs related to equity-based awards expensed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) and cash-based awards issued in lieu of equity-based awards that were historically granted to certain levels of management.  These cash-based awards are a result of changes in the design of the Company's long-term incentive compensation program in preparation for adopting a new accounting pronouncement governing stock-based compensation on September 1, 2005.

(2)	Includes operating results, balance sheet data, and other operating data of Axia Health Management, Inc. since the date of the acquisition, which was December 1, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

 Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and costs associated with the loss of health-related employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia.  We operate care enhancement and coaching centers worldwide staffed with licensed health professionals.  Our fitness center network encompasses more than 15,000 U.S. locations.  We also maintain an extensive network of over 37,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to help keep healthy individuals healthy, mitigate and delay the progression to disease associated with family or lifestyle risk factors, and optimize care for those who are already affected by health conditions or disease.

First, our programs are designed to help keep healthy people healthy by:

•	fostering wellness and disease prevention through total population screening, health risk assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness, weight management, and complementary and alternative medicine.

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

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our products are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness program or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

Finally, our programs are designed to optimize care for those with existing conditions or disease by:

•	incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members’ care with their healthcare providers;
•	providing software licensing and management consulting in support of well-being improvement services; and
•	providing high-risk care management for members at risk for hospitalization due to complex conditions.

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs without intervention, including those who have specific gaps in care that can be addressed to reduce disease progression and medical spending.

We recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously.  By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe creating real and sustainable behavior change generates measurable, long-term cost savings and improved business performance.

Change in Fiscal Year

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31.  Accordingly, our 2009 fiscal year began on January 1, 2009 following a four-month transition period ended December 31, 2008.  References herein to fiscal 2009 refer to the year ended December 31, 2009; references herein to fiscal 2008 and fiscal 2007 refer to the years ended August 31, 2008 and 2007, respectively.

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
•      other risks detailed in this Annual Report on Form 10-K, including those set forth in Item 1A.

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

Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 4% of revenues recorded during fiscal 2009 were performance-based and were subject to final reconciliation as of December 31, 2009.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots and $12.2 million of fixed fees.  At December 31, 2009, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.   We, along with several other participating organizations in the Medicare Health Support pilots, have submitted a proposal to CMS to resolve the issues related to the reconciliation; however, such proposal remains subject to approval by the United States government.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2009, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $46.4 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During fiscal 2009, we recognized a net increase in revenue of $8.6 million that related to services provided prior to fiscal 2009.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

We completed an annual goodwill impairment test as of June 30, 2009 and concluded that no impairment of goodwill exists.  Due to the recent change in our fiscal year-end from August 31 to December 31, the date of our annual impairment test changed to October 31 beginning on October 31, 2009.  We completed an annual goodwill impairment test as of October 31, 2009 and concluded that no impairment of goodwill exists.

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

If we determined that the carrying value of goodwill was impaired based upon an impairment review, we would calculate any impairment using a fair-value-based goodwill impairment test as required by U.S. GAAP.  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  U.S. GAAP also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall costs and improve workforce engagement, yielding better business performance for our customers.  Our programs are designed to:

•	keep healthy individuals healthy;
•	mitigate and delay the progression of disease associated with family or lifestyle risk factors; and
•	optimize care for those who are already affected by health conditions or disease.

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall costs and improving productivity for individuals, families, health plans, governments and employers.

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in January 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is a unique partnership in well-being measurement and research that is based on surveys of 1,000 Americans every day, seven days a week.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.

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

Our strategy includes as a priority the ongoing development of an order-of-magnitude increase in our value proposition through introducing our WholeHealth solution.  This solution, in addition to improving health and reducing direct healthcare costs, targets a much larger impact on employer profitability by lowering the costs of lost productivity due to health-related reasons.  With the success of our WholeHealth solution, we expect to gain a significant competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

Our strategy also includes the further enhancement of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our WholeHealth solution, enables us to integrate data from all the healthcare entities interacting with an individual.  Embrace enables the delivery of our integrated solutions and ongoing communications between the individual and his/her medical and health experts, using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology support.  We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

Results of Operations

The following table shows the components of the statements of operations for the fiscal year ended December 31, 2009, the four months ended December 31, 2008 and 2007, and the fiscal years ended August 31, 2008 and 2007 expressed as a percentage of revenues.

	Year Ended December 31,	Four Months Ended		Year Ended
		December 31,	December 31,	August 31,
	2009	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	72.9%	72.6%	69.9%	68.4%	67.9%
Selling, general and administrative expenses	10.0%	11.4%	9.3%	9.7%	10.9%
Depreciation and amortization	6.9%	6.6%	5.8%	6.4%	6.0%
Impairment loss	—	1.8%	—	—	—
Restructuring and related charges	—	4.2%	—	—	—
Operating income (1)	10.3%	3.5%	15.0%	15.4%	15.2%

Gain on sale of investment	(0.4)%	—	—	—	—
Interest expense	2.2%	2.8%	3.0%	2.8%	3.0%
Legal settlement	5.6%	—	—	—	—

Income before income taxes	2.9%	0.7%	11.9%	12.6%	12.2%
Income tax expense	1.4%	0.4%	4.9%	5.1%	4.9%

Net income (1)	1.4%	0.3%	7.0%	7.4%	7.3%
(1) Figures may not add due to rounding.

Revenues

Revenues for fiscal 2009 decreased $18.8 million, or 2.6%, over fiscal 2008, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	decreased revenues related to our Medicare Health Support pilots, which ended in January and July 2008, respectively.

These decreases were somewhat offset by increases in revenues primarily due to the following:

•	the commencement of contracts with new customers;
•	increased revenues from fitness center programs, primarily due to an increase in participation in these programs as well as in the number of members eligible for them;

•	growth in the number of self-insured employer lives under existing customer contracts;
•	increased performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during fiscal 2009; and
•	increased membership in customers’ existing programs.

Revenues for the four months ended December 31, 2008 increased $10.5 million, or 4.5%, over revenues for the four months ended December 31, 2007, primarily due to the following:

•	the commencement of new contracts;
•	growth in the number of self-insured employers on behalf of our health plan customers; and
•	the addition of new programs or the expansion of existing programs into additional populations with existing customers.

These increases were partially offset by decreases in revenues primarily due to contract restructurings and terminations with certain customers, program terminations by certain customers, and the loss by some of our health plan customers of their administrative services only (“ASO”) employer accounts.

Revenues for fiscal 2008 increased $120.7 million, or 19.6%, over fiscal 2007 primarily due to the acquisition of Axia on December 1, 2006.  The remainder of the increase is primarily due to the following:

•	the addition of new customers, new programs with existing customers, or the expansion of existing programs into additional populations with existing customers since the beginning of fiscal 2007; and
•	increased membership in customers’ existing programs.

These increases were partially offset by decreases in revenues related to contract terminations and restructurings with certain customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2009 increased to 72.9% compared to 68.4% for fiscal 2008, primarily due to the following:

•
an increased portion of our revenue generated by fitness center and certain health improvement programs, which typically have a higher cost of services as a percentage of revenue than our other programs;

•	the addition of certain participating locations to our fitness center network that have a higher cost of services as a percentage of revenue;
•	contract restructurings with certain customers that resulted in either decreased revenues or lower per member fees without a proportional corresponding decrease in costs; and
•	an increase in the level of employee bonus provision based on the Company’s financial performance against established internal targets during these periods.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•
a decrease in salaries and benefits expense, primarily due to a restructuring of the Company that was largely completed during the fourth calendar quarter of 2008 and a decrease in health insurance costs related to changes in employee medical plan design in fiscal 2009, which included a number of wellness initiatives aimed at improving employee health; and

•	cost savings related to certain cost management initiatives.

During the three months ended December 31, 2009, there were no material changes in cost of services (excluding depreciation and amortization) as a percentage of revenues from previous quarters during 2009, except for a decrease in the level of employee bonus provision based on the Company’s year-to-date financial performance against established internal targets.

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 72.6% for the four months ended December 31, 2008 compared to 69.9% for the four months ended December 31, 2007, primarily due to the following:

•
the completion of an offer to purchase from our employees, excluding the chief executive officer and Board of Directors, outstanding options to acquire shares of common stock of the Company that were granted between September 1, 2004 and August 15, 2008 under our shareholder-approved stock option plans (the “Tender Offer”) on December 30, 2008.  The Tender Offer resulted in additional stock-based compensation expense within cost of services of $7.4 million, representing the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer;

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 10.0% for fiscal 2009 compared to 9.7% for fiscal 2008, primarily due to the following:

•
a net increase in salaries and benefits expense, primarily due to the Company restructuring in the fourth calendar quarter of 2008, which included an increased focus on research and development activities, resulting in an increase in personnel dedicated to these activities that more than offset the reduction in headcount resulting from this restructuring and other workforce reductions; and

•	an increase in the level of employee bonus provision based on the Company’s financial performance against established internal targets during these periods.

These increases were partially offset by a decrease in professional consulting fees primarily related to product innovation and strategic and organizational design initiatives in fiscal 2008.

Selling, general and administrative expenses as a percentage of revenues increased to 11.4% for the four months ended December 31, 2008 compared to 9.3% for the four months ended December 31, 2007, primarily due to the completion of the Tender Offer on December 30, 2008, which resulted in additional stock-based compensation expense within selling, general and administrative expenses of $4.1 million, representing the remaining compensation cost for these options as measured at the grant date but not yet recognized prior to the completion of the Tender Offer.

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

Depreciation and Amortization

Depreciation and amortization expense increased 3.8% for fiscal 2009 compared to fiscal 2008, primarily due to increased depreciation expense resulting from capital expenditures of computer software, which we made to enhance our information technology capabilities, somewhat offset by a decrease in amortization expense related to certain intangible assets that became fully amortized in September 2008.

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

Interest Expense

Interest expense for fiscal 2009 decreased $5.2 million compared to fiscal 2008, primarily as a result of a decrease in floating interest rates on outstanding borrowings under the Third Amended Credit Agreement during fiscal 2009 compared to fiscal 2008.

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

Income Tax Expense

Our effective tax rate increased to 49.4% for fiscal 2009 compared to 40.8% for fiscal 2008, primarily due to a relatively small base of pretax income for fiscal 2009 in relation to both the lack of tax benefit on certain expenses incurred in international initiatives and certain non-deductible expenses.  The differences between the statutory federal income tax rate of 35.0% and our effective tax rate are due primarily to the impact of state income taxes, the lack of tax benefit on certain expenses incurred in international initiatives, and certain non-deductible expenses for income tax purposes.

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

Outlook

We anticipate that revenues for fiscal 2010 will likely decrease slightly compared to fiscal 2009 primarily due to contract restructurings and terminations with certain customers, program terminations by certain customers, and the loss by some of our health plan customers of their ASO employer accounts, which will likely more than offset increases in revenue from higher fitness center participation and from new or existing customers.

Notwithstanding the anticipated decrease in revenues in fiscal 2010, we expect cost of services and selling, general and administrative expenses as a percentage of revenues for fiscal 2010 to decrease compared to fiscal 2009 due to continuing operational efficiencies.  We anticipate depreciation and amortization expense for fiscal 2010 to increase over fiscal 2009, primarily due to amortization of capitalized software costs related to our new integrated data and technology solutions platform.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt, especially in light of current economic conditions that have created uncertainty and credit constraints in the markets.  We anticipate that our effective tax rate for fiscal 2010 will decrease to a level consistent with that incurred during fiscal 2008; however, we continue to evaluate the impact on our effective tax rate of both international operations and any future adjustments related to uncertain tax positions.

Liquidity and Capital Resources

Operating activities for the year ended December 31, 2009 generated cash of $112.9 million compared to $105.3 million for the year ended August 31, 2008.  The increase in operating cash flow resulted primarily from the following:

•	a decrease in income tax payments during fiscal 2009 primarily related to a smaller base of pretax income in fiscal 2009;
•	an increase in cash collections on accounts receivable for fiscal 2009 compared to fiscal 2008 due to the timing of cash receipts as well as an improvement in days’ sales outstanding; and
•	a decrease in interest payments during fiscal 2009, primarily as a result of a decrease in floating interest rates on outstanding borrowings under the Third Amended Credit Agreement.

These increases were somewhat offset by decreases in operating cash flow primarily related to the following:

•	payments during fiscal 2009 related to the aforementioned legal settlement and related costs and fees;
•
payments during fiscal 2009 related to a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008, which primarily consisted of severance costs and costs associated with capacity consolidation; and

•	a higher amount of lease incentives received during fiscal 2008 compared to fiscal 2009, primarily related to our new corporate headquarters in fiscal 2008.

Investing activities during fiscal 2009 used $62.4 million in cash, which primarily consisted of costs associated with software development, purchases of property and equipment associated with relocating one of our regional offices, and business acquisitions and investments, slightly offset by proceeds from the sale of an investment, described above.

Financing activities during fiscal 2009 used $53.4 million in cash primarily due to net payments on borrowings under the Third Amended Credit Agreement.

On December 1, 2006, we entered into the Third Amended Credit Agreement. The Third Amended Credit Agreement provides us with a $400.0 million revolving credit facility, including a swingline sub facility of $10.0 million and a $75.0 million sub facility for letters of credit, a $200.0 million term loan facility, and an uncommitted incremental accordion facility of $200.0 million.  As of December 31, 2009, availability under our revolving credit facility totaled $147.7 million.

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

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  In connection with the legal settlement described above, in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations.  The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of December 31, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As of December 31, 2009, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$184,000	4.995%	March 31, 2010	(1)
2	46,000	4.995%	March 31, 2010	(2)
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)
7	57,500	3.385%	December 31, 2013	(5)
8	57,500	3.375%	December 31, 2013	(6)

(1) The principal value of this swap agreement amortizes over a 39-month period.  During the three months ended December 31, 2009, the notional amount of this swap was $16 million.
(2) The principal value of this swap agreement amortizes over a 39-month period.  During the three months ended December 31, 2009, the notional amount of this swap was $4 million.
(3) This swap agreement became effective October 1, 2009.
(4) This swap agreement became effective January 2, 2010.
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

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Third Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability of some entities to obtain credit from banks or in the capital markets.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of December 31, 2009:

	Payments Due By Year Ended December 31,
(In $000s)		2011 -	2013 -	2015 and
	2010	2012	2014	After	Total
Deferred compensation plan payments (1)	$2,752	$5,161	$799	$5,646	$14,358
Long-term debt (2)	14,763	85,494	193,926	—	294,183
Operating lease obligations (3)	14,933	26,755	20,398	55,982	118,068
Purchase obligations	4,610	—	—	—	4,610
Other long-term liabilities (4)	419	2,624	—	—	3,043
Other contractual cash obligations (5)	11,547	19,739	2,013	18,000	51,299
Total contractual cash obligations	$49,024	$139,773	$217,136	$79,628	$485,561

(1) Includes scheduled payments under a non-qualified deferred compensation plan and long-term performance awards earned by certain employees.

(2) Includes scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Third Amended Credit Agreement.  Estimated interest payments are as follows: $12.8 million for fiscal 2010, $19.5 million for fiscal 2011 and 2012, and $5.9 million for fiscal 2013 and 2014.

(3) Excludes total sublease income of $2.4 million.

(4) Includes estimated earnout payments related to the acquisition of HealthHonors in October 2009.  We have excluded long-term liabilities of $1.1 million related to uncertain tax positions as we are unable to reasonably estimate the timing of these payments in individual years due to uncertainties in the timing of effective settlement of tax positions.

(5) Other contractual cash obligations primarily represent a perpetual license agreement and 25-year strategic relationship agreement that we entered into in January 2008.  We have remaining contractual cash obligations of $35.0 million related to these agreements, $15.0 million of which will occur ratably during the next three years, and the remaining $20.0 million of which will occur ratably over the following 20 years.

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

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events.  The guidance defines subsequent events as events that occur after the balance sheet date but before the financial statements are issued for public entities.  It requires companies to disclose the date through which they have evaluated subsequent events and to designate subsequent events as either recognized or non-recognized.  In February 2010, the FASB issued revised guidance, effectively immediately for all financial statements that had not yet been issued, to remove the requirement for SEC filers to disclose the date through which they have evaluated subsequent events.  The original guidance became effective for interim or annual periods ending after June 15, 2009.  The implementation of this guidance, as revised, resulted in increased disclosures but did not have an impact on our financial position or results of operations.

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

In December 2007, the FASB issued guidance regarding business combinations.  This guidance expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred.  The guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not materially impact our financial position or results of operations when it became effective on January 1, 2009.

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

In order to manage our interest rate exposure under the Third Amended Credit Agreement, we have entered into eight interest rate swap agreements effectively converting our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 4.995%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $1.0 million for fiscal 2009.

As a result of our investment in international initiatives, as of December 31, 2009 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for fiscal 2009.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheets of Healthways, Inc. as of December 31, 2009 and August 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2009, August 31, 2008 and August 31, 2007, and the four months ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at December 31, 2009 and August 31, 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009, August 31, 2008 and August 31, 2007, and the four months ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for income tax contingencies with the adoption of the guidance originally issued in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (codified in FASB ASC Topic 740, Income Taxes) effective September 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthways, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 16, 2010

Item 8.  Financial Statements and Supplementary Data

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,	August 31,
	2009	2008
Current assets:
Cash and cash equivalents	$2,356	$35,242
Accounts receivable, net	100,833	113,312
Prepaid expenses	10,433	8,992
Other current assets	4,945	5,275
Income taxes receivable	6,452	—
Deferred tax asset	24,197	24,948
Total current assets	149,216	187,769

Property and equipment:
Leasehold improvements	40,609	37,475
Computer equipment and related software	166,448	131,296
Furniture and office equipment	28,096	29,209
Capital projects in process	23,052	12,052
	258,205	210,032
Less accumulated depreciation	(134,046)	(98,971)
	124,159	111,061

Other assets	11,498	16,575

Customer contracts, net	29,343	34,521
Other intangible assets, net	71,704	72,582
Goodwill, net	496,446	484,305

Total assets	$882,366	$906,813

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	August 31,
	2009	2008
Current liabilities:
Accounts payable	$29,171	$18,753
Accrued salaries and benefits	58,212	31,612
Accrued liabilities	25,004	23,555
Deferred revenue	4,639	6,422
Contract billings in excess of earned revenue	70,440	75,454
Income taxes payable	—	3,984
Current portion of long-term debt	2,192	2,837
Current portion of long-term liabilities	3,854	3,876
Total current liabilities	193,512	166,493

Long-term debt	254,345	345,395
Long-term deferred tax liability	14,617	9,364
Other long-term liabilities	42,615	31,227

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 and 75,000,000 shares authorized,
33,858,917 and 33,603,320 shares outstanding	34	34
Additional paid-in capital	222,472	207,918
Retained earnings	158,880	147,772
Accumulated other comprehensive loss	(4,109)	(1,390)
Total stockholders’ equity	377,277	354,334

Total liabilities and stockholders’ equity	$882,366	$906,813

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2009	2008	2008	2007
Revenues	$717,426	$244,737	$736,243	$615,586
Cost of services (exclusive of depreciation and amortization of $35,433, $11,805, $34,105, and $27,677, respectively, included below)	522,999	177,651	503,940	417,721
Selling, general and administrative expenses	71,535	27,790	71,342	67,352
Depreciation and amortization	49,289	16,188	47,479	37,044
Impairment loss	—	4,344	—	—
Restructuring and related charges	—	10,264	—	—

Operating income	73,603	8,500	113,482	93,469
Gain on sale of investment	(2,581)	—	—	—
Interest expense	15,717	6,757	20,927	18,185
Legal settlement and related costs	39,956	—	—	—

Income before income taxes	20,511	1,743	92,555	75,284
Income tax expense	10,137	1,009	37,740	30,163

Net income	$10,374	$734	$54,815	$45,121

Earnings per share:
Basic	$0.31	$0.02	$1.57	$1.29

Diluted	$0.30	$0.02	$1.50	$1.22

Weighted average common shares and equivalents
Basic	33,730	33,616	34,977	35,049
Diluted	34,359	34,038	36,597	37,002

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, August 31, 2006	$—	$35	$140,200	$134,622	$16	$274,873
Comprehensive income:
Net income	—	—	—	45,121	—	45,121
Net change in fair value of interest rate
swap, net of income tax benefit of $133	—	—	—	—	(205)	(205)
Foreign currency translation adjustment	—	—	—	—	137	137
Total comprehensive income						45,053
Sale of unregistered common stock	—	—	5,000	—	—	5,000
Repurchases of common stock	—	—	(552)	(5,102)	—	(5,654)
Exercise of stock options and other	—	—	11,221	—	—	11,221
Tax benefit of option exercises	—	—	13,421	—	—	13,421
Share-based employee compensation expense	—	—	18,836	—	—	18,836
Balance, August 31, 2007	$—	$35	$188,126	$174,641	$(52)	$362,750
Cumulative effect of a change in accounting
principle – adoption of FIN 48	—		—	(687)	—	(687)
Comprehensive income:
Net income	—	—	—	54,815	—	54,815
Net change in fair value of interest rate
swap, net of income tax benefit of $1,064	—	—	—	—	(1,510)	(1,510)
Foreign currency translation adjustment	—	—	—	—	172	172
Total comprehensive income						53,477
Repurchases of common stock	—	(2)	(13,341)	(80,997)	—	(94,340)
Exercise of stock options and other	—	1	6,710	—	—	6,711
Tax benefit of option exercises	—	—	9,893	—	—	9,893
Share-based employee compensation expense	—	—	16,530	—	—	16,530
Balance, August 31, 2008	$—	$34	$207,918	$147,772	$(1,390)	$354,334
Comprehensive income:
Net income	—	—	—	734	—	734
Net change in fair value of interest rate
swaps, net of income tax benefit of $3,371	—	—	—	—	(5,007)	(5,007)
Change in fair value of investment, net of
income taxes of $1,094	—	—	—	—	1,607	1,607
Foreign currency translation adjustment	—	—	—	—	(175)	(175)
Total comprehensive loss						(2,841)
Write-off of deferred tax assets related to the
repurchase of stock options	—	—	(9,088)	—	—	(9,088)
Exercise of stock options	—	—	56	—	—	56
Tax effect of option exercises	—	—	(340)	—	—	(340)
Share-based employee compensation expense	—	—	14,915	—	—	14,915
Balance, December 31, 2008	$—	$34	$213,461	$148,506	$(4,965)	$357,036
Comprehensive income:
Net income	—	—	—	10,374	—	10,374
Net change in fair value of interest rate
swaps, net of income taxes of $1,783	—	—	—	—	2,418	2,418
Change in fair value of investment, net of
income tax benefit of $49	—	—	—	—	(71)	(71)
Sale of investment, net of income taxes of
$1,045	—	—	—	—	(1,536)	(1,536)
Foreign currency translation adjustment	—	—	—	—	45	45
Total comprehensive income						11,230
Repurchase of stock options	—	—	(736)	—	—	(736)
Exercise of stock options	—	—	727	—	—	727
Tax effect of option exercises	—	—	(1,193)	—	—	(1,193)
Share-based employee compensation expense	—	—	10,213	—	—	10,213

Balance, December 31, 2009	$—	$34	$222,472	$158,880	$(4,109)	$377,277

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2009	2008	2008	2007

Cash flows from operating activities:
Net income	$10,374	$734	$54,815	$45,121
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	49,289	16,188	47,479	37,044
Gain on sale of investment	(2,581)	-	-	-
Loss on disposal of property and equipment	1,584	1,568	-	-
Impairment loss	-	4,344	-	-
Amortization of deferred loan costs	1,518	415	1,168	991
Share-based employee compensation expense	10,213	14,915	16,530	18,836
Excess tax benefits from share-based payment arrangements	(381)	(68)	(9,480)	(12,152)
Decrease (increase) in accounts receivable, net	14,352	(1,796)	(33,131)	(2,749)
(Increase) decrease in other current assets	(1,972)	(3,011)	3,927	(3,299)
Increase (decrease) in accounts payable	6,565	(3,620)	2,516	(1,143)
Increase (decrease) in accrued salaries and benefits	24,991	1,549	12,652	(21,362)
(Decrease) increase in other current liabilities	(11,067)	3,374	11,491	52,227
Deferred income taxes	8,076	(14,133)	(10,835)	(10,866)
Other	6,049	1,672	11,761	5,092
(Increase) decrease in other assets	(172)	540	(1,367)	834
Payments on other long-term liabilities	(3,970)	(504)	(2,220)	(1,247)
Net cash flows provided by operating activities	112,868	22,167	105,306	107,327

Cash flows from investing activities:
Acquisition of property and equipment	(49,110)	(13,753)	(82,521)	(29,507)
Sale of investment	11,626	-	-	-
Business acquisitions, net of cash acquired, and equity investments	(19,486)	(449)	-	-
Change in restricted cash	(538)	-	(452)	(493,071)
Purchase of investment	-	-	-	(9,045)
Other	(4,918)	(2,208)	(3,690)	(13)
Net cash flows used in investing activities	(62,426)	(16,410)	(86,663)	(531,636)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	405,400	55,000	85,420	350,000
Deferred loan costs	(784)	(290)	-	(4,357)
Proceeds from sale of unregistered common stock	-	-	-	5,000
Repurchases of common stock	-	-	(94,340)	(5,654)
Repurchase of stock options	(736)	-	-	-
Excess tax benefits from share-based payment arrangements	381	68	9,480	12,152
Exercise of stock options	727	56	6,711	11,221
Payments of long-term debt	(457,303)	(96,825)	(38,327)	(51,190)
Change in outstanding checks and other	(1,113)	6,149	-	-
Net cash flows (used in) provided by financing activities	(53,428)	(35,842)	(31,056)	317,172

Effect of exchange rate changes on cash	185	-	-	-

Net decrease in cash and cash equivalents	(2,801)	(30,085)	(12,413)	(107,137)

Cash and cash equivalents, beginning of period	5,157	35,242	47,655	154,792

Cash and cash equivalents, end of period	$2,356	5,157	35,242	47,655

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,717	8,297	19,117	14,042
Cash paid during the period for income taxes	$18,390	10,914	41,249	38,580

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2009, Four Months Ended December 31, 2008, and Years Ended August 31, 2008 and 2007

1.           Summary of Significant Accounting Policies

Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and the costs associated with the loss of health-related employee productivity.  In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia.

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

c.  Accounts Receivable, net - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments and allowances for doubtful accounts.  Unbilled receivables primarily represent fees for services based on the estimated utilization of fitness facilities and are generally billed in the following month.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we may provide reserves, when appropriate, for doubtful accounts and for billing adjustments (such as data reconciliation differences) on a specific identification basis.

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the year ended December 31, 2009, the four months ended December 31, 2008, and the years ended August 31, 2008 and 2007 was $36.6 million, $12.1 million, $31.5 million, and $25.6 million, respectively, including amortization of assets recorded under capital leases.

e.  Other Assets - Other assets consist primarily of long-term investments and deferred loan costs net of accumulated amortization.

f.  Intangible Assets - Intangible assets are initially recognized and measured at cost.  Intangible assets subject to amortization primarily include customer contracts, acquired technology, patents, distributor and provider networks, and other intangible assets which we amortize on a straight-line basis over estimated useful lives ranging from three to 25 years.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization at December 31, 2009 and August 31, 2008 consist of trade names of $29.9 million and $33.4 million, respectively.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

g.  Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

We review goodwill at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  We estimate the fair value of each reporting unit using a discounted cash flow model and reconcile the aggregate fair value of our reporting units to our consolidated market capitalization. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.  We completed our annual impairment test during our fourth quarter and concluded that no impairment of goodwill exists.

h. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not meeting performance targets.

i. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly-owned subsidiaries.  U.S. GAAP generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

 Some of our contracts provide that a portion (up to 100%) of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 4% of revenues recorded during fiscal 2009 were performance-based and were subject to final reconciliation as of December 31, 2009.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from the Centers for Medicare & Medicaid Services (“CMS”)) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots and $12.2 million of fixed fees.  At December 31, 2009, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.   We, along with several other participating organizations in the Medicare Health Support pilots, have submitted a proposal to CMS to resolve the issues related to the reconciliation; however, such proposal remains subject to approval by the United States government.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2009, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $46.4 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During fiscal 2009, we recognized a net increase in revenue of approximately $8.6 million that related to services provided prior to fiscal 2009.

k.  Earnings Per Share – We calculate basic earnings per share using weighted average common shares outstanding during the period.  We calculate diluted earnings per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period.  See Note 16 for a reconciliation of earnings per share.

l.  Share-Based Compensation – We recognize all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values.  See Note 13 for further information on share-based compensation.

m. Derivative Instruments and Hedging Activities – We record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and recognize the unrealized gains and losses in either the balance sheet or statement of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, beginning September 30, 2009, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheet.  See Note 6 for further information.

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

o. Fiscal Year - In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31.  Accordingly, our 2009 fiscal year began on January 1, 2009 following a four-month transition period ended December 31, 2008.  References herein to fiscal 2009 refer to the year ended December 31, 2009; references herein to fiscal 2008 and fiscal 2007 refer to the years ended August 31, 2008 and 2007, respectively.

2.           Recently Issued Accounting Standards

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

In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events.  The guidance defines subsequent events as events that occur after the balance sheet date but before the financial statements are issued for public entities.  It requires companies to disclose the date through which they have evaluated subsequent events and to designate subsequent events as either recognized or non-recognized.  In February 2010, the FASB issued revised guidance, effectively immediately for all financial statements that had not yet been issued, to remove the requirement for SEC filers to disclose the date through which they have evaluated subsequent events.  The original guidance became effective for interim or annual periods ending after June 15, 2009.  The implementation of this guidance, as revised, resulted in increased disclosures but did not have an impact on our financial position or results of operations.

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

In December 2007, the FASB issued guidance regarding business combinations.  This guidance expands the definition of a business and a business combination and generally requires the acquiring entity to recognize all of the assets and liabilities of the acquired business, regardless of the percentage ownership acquired, at their fair values. It also requires that contingent consideration and certain acquired contingencies be recorded at fair value on the acquisition date and that acquisition costs generally be expensed as incurred. The guidance was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not materially impact our financial position or results of operations when it became effective on January 1, 2009.

3.           Goodwill

The change in carrying amount of goodwill during the year ended August 31, 2008, four months ended December 31, 2008, and year ended December 31, 2009 is shown below:

(In $000s)
Balance, August 31, 2007	$483,584
Health IQ purchase price adjustment	475
Axia purchase price adjustment and other	246
Balance, August 31, 2008	$484,305
Earn-out payments	291
Balance, December 31, 2008	$484,596
HealthHonors purchase	11,850
Balance, December 31, 2009	$496,446

In October 2009, we acquired HealthHonors, a behavioral economics company that specializes in behavior change science and optimized use of incentives, for a net cash payment of $14.5 million and a multi-year earn-out arrangement with an acquisition date fair value of $3.0 million.

4.           Intangible Assets

Intangible assets subject to amortization at December 31, 2009 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$55,240	$25,897	$29,343
Acquired technology	26,757	19,009	7,748
Patents	23,405	5,419	17,986
Distributor and provider networks	8,709	3,765	4,944
Other	12,486	1,410	11,076
Total	$126,597	$55,500	$71,097

Intangible assets subject to amortization at August 31, 2008 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$53,140	$18,619	$34,521
Acquired technology	22,657	15,115	7,542
Patents	22,840	2,397	20,443
Distributor and provider networks	8,709	2,137	6,572
Other	5,470	838	4,632
Total	$112,816	$39,106	$73,710

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from three to 25 years.  Total amortization expense for the year ended December 31, 2009, four months ended December 31, 2008 and years ended August 31, 2008 and 2007 was $12.7 million, $4.0 million, $16.0 million, and $11.5 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In $000s)
Year ending December 31,
2010	12,316
2011	12,376
2012	10,472
2013	10,404
2014	10,404
2015 and thereafter	15,125
Total	$71,097

Intangible assets not subject to amortization at December 31, 2009 and August 31, 2008 consist of trade names of $29.9 million and $33.4 million, respectively.

5.           Income Taxes

Income tax expense (benefit) is comprised of the following:

(In $000s)	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2009	2008	2008	2007

Current taxes
Federal	$835	$11,946	$47,147	$34,187
State	754	2,827	9,569	6,465
Deferred taxes
Federal	7,638	(11,308)	(15,500)	(8,618)
State	910	(2,456)	(3,476)	(1,871)
Total	$10,137	$1,009	$37,740	$30,163

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table shows the significant components of our net deferred tax asset (liability) as of December 31, 2009 and August 31, 2008:

(In $000s)	December 31,	August 31,
	2009	2008

Deferred tax asset:
Accruals and reserves	$10,710	$9,537
Deferred compensation	9,253	8,270
Share-based payments	15,877	17,644
Net operating loss carryforwards	8,344	7,936
Other assets and liabilities	3,381	2,341
Advance receipts	14,220	16,381
	61,785	62,109
Valuation allowance	(1,648)	(1,239)
	60,137	60,870
Deferred tax liability:
Property and equipment	(22,668)	(13,895)
Intangible assets	(27,805)	(31,316)
Other assets and liabilities	(84)	(75)
	(50,557)	(45,286)
Net deferred tax asset	$9,580	$15,584

Net current deferred tax asset	$24,197	$24,948
Net long-term deferred tax liability	(14,617)	(9,364)
	$9,580	$15,584

The valuation allowance increased by $0.4 million from August 31, 2008 to December 31, 2009 due to an increase in the valuation allowance against deferred tax assets in non-U.S. jurisdictions with a recent history of losses.  Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at December 31, 2009.

For fiscal 2009, 2008, and 2007, the tax benefit of stock option compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.  We recorded a tax effect of $1.8 million in fiscal 2009, a tax benefit of $1.1 million in fiscal 2008, and a tax benefit of $0.1 million in fiscal 2007 related to our interest rate swap agreements (see Note 6) to stockholders’ equity as a component of other comprehensive income (loss).

At December 31, 2009, we had foreign net operating loss carryforwards, before valuation allowances, of approximately $5.9 million with an indefinite carryforward period and approximately $17.7 million of federal loss carryforwards originating from acquired entities.  The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 and also have expiration dates ranging from 2011 until 2025.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In $000s)	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2009	2008	2008	2007

Statutory federal income tax	$7,179	$610	$32,394	$26,349
State income taxes, less federal income tax benefit	970	62	3,910	3,133
Other	1,988	337	1,436	681
Income tax expense	$10,137	$1,009	$37,740	$30,163

Uncertain Tax Positions

As of December 31, 2009 and August 31, 2008, we had $1.1 million and $0.3 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2009 and August 31, 2008, we had accrued interest related to uncertain tax positions of $0 and $1.5 million, respectively, on our balance sheet.  During fiscal 2009, the four months ended December 31, 2008, and fiscal 2008, we included approximately $0.2 million, $0.1 million, and $0.5 million, respectively, of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In $000s)

Unrecognized tax benefits at September 1, 2007	$11,050
Decreases based on tax positions related to fiscal 2008	(8,534)
Lapse of statutes of limitation	(140)
Unrecognized tax benefits at August 31, 2008 and December 31, 2008	2,376
Change based upon settlements with taxing authorities	(2,376)
Increases based upon tax positions related to fiscal 2009	1,072
Unrecognized tax benefits at December 31, 2009	$1,072

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  During 2009, the Internal Revenue Service completed an audit of our 2005 and 2006 tax years, the resolution of which did not result in a material adjustment to our financial statements.

6.           Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and recognize the unrealized gains and losses in either the balance sheet or statement of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, at December 31, 2009, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheet.

Interest Rate

We currently maintain eight interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments (see Note 8 for further information).  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 4.995%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings.  We have designated these interest rate swap agreements as qualifying cash flow hedges.

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

The estimated gross fair values of derivative instruments at December 31, 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives designated as hedging instruments:
Other assets	$—	$88
Total assets	$—	$88

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$12	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	236
Other long-term liabilities	—	6,942
Total liabilities	$12	$7,178

See also Note 7.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in other comprehensive income (“OCI”) or loss.  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of December 31, 2009, we expect to reclassify $5.2 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with floating rate debt.

As of December 31, 2009, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$184,000	4.995%	March 31, 2010	(1)
2	46,000	4.995%	March 31, 2010	(2)
3	40,000	3.433%	December 30, 2011
4	50,000	3.688%	December 30, 2011
5	40,000	3.855%	December 30, 2011	(3)
6	30,000	3.760%	March 30, 2011	(4)
7	57,500	3.385%	December 31, 2013	(5)
8	57,500	3.375%	December 31, 2013	(6)

(1) The principal value of this swap agreement amortizes over a 39-month period. During the three months ended December 31, 2009, the notional amount of this swap was $16 million.
(2) The principal value of this swap agreement amortizes over a 39-month period.  During the three months ended December 31, 2009, the notional amount of this swap was $4 million.
(3) This swap agreement became effective October 1, 2009.
(4) This swap agreement became effective January 2, 2010.
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

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the year ended December 31, 2009:

	Year Ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(2,541)	Interest expense	$(6,742)

During the year ended December 31, 2009, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  As of December 31, 2009, we had the following outstanding net foreign currency forward contract that was entered into to hedge forecasted foreign net income (loss) and intercompany debt.

Notional
Foreign Currency	Amount (000s)
Australian Dollar	AUD 1,180

Our forward contracts did not have a material effect on our consolidated statement of operations during the year ended December 31, 2009.

7.           Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

(In 000s)	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Interest rate swap agreements	$88	$—	$88	$—	$88
Liabilities:
Foreign currency exchange contracts	$12	$—	$12	$—	$12
Interest rate swap agreements	7,178	—	7,178	—	7,178
Contingent consideration liability	—	3,043	3,043	—	3,043

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.  The contingent consideration liability represents the fair value of a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009.  The fair value was determined using a discounted cash flow model based on management’s estimate of future cash flows.

The change in the contingent consideration liability during the year ended December 31, 2009 was as follows:

(In $000s)	Contingent Consideration Liability
Balance, January 1, 2009	$—
Initial recognition of liability	3,043
Balance, December 31, 2009	$3,043

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain assets at fair value on a nonrecurring basis in the fourth quarter of our fiscal year, including the following:

•	reporting units measured at fair value in the first step of a goodwill impairment test; and
•	indefinite-lived intangible assets measured at fair value for impairment assessment.

Each of the assets above is classified as Level 3 within the fair value hierarchy.  Based on their estimated fair values, we did not record any impairment losses during the three months ended December 31, 2009.

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

We estimate the fair value of indefinite-lived intangible assets, which consist of a trade name, using a present value technique, which requires management’s estimate of future revenues attributable to this trade name, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2009 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.4 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under the Third Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Third Amended Credit Agreement at December 31, 2009 are $239.8 million and $256.0 million, respectively.

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

Revolving advances under the Third Amended Credit Agreement generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%.  Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.  See Note 6 for a description of our interest rate swap agreements.  The Third Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of unused commitments.  The Third Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

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

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Third Amended Credit Agreement for each of the next five years and thereafter:

(In $000s)
Year ending December 31,
2010	2,000
2011	64,000
2012	2,000
2013	188,000
2014	—
2015 and thereafter	—
Total	$256,000

The Third Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  In connection with a legal settlement (see Note 11), in March 2009 we entered into a sixth amendment to the Third Amended Credit Agreement to expressly exclude up to $40 million of expenses attributable to this settlement from the calculation of earnings before interest, taxes, depreciation and amortization, or EBITDA, for purposes of covenant calculations.  The Third Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of December 31, 2009, we were in compliance with all of the covenant requirements of the Third Amended Credit Agreement.

As described in Note 6 above, as of December 31, 2009, we are a party to eight interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest plus a spread of 0.875% to 1.750% on revolving advances and a spread of 1.50% on term loan borrowings.

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

As of December 31, 2009, and August 31, 2008, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $7.8 million and $7.9 million, respectively, net of the current portions of $2.7 million.  For the next five years ended December 31, we must make estimated plan payments of $2.7 million, $0.3 million, $1.0 million, $0.8 million, and $0.1 million, respectively.

10.           Restructuring and Related Charges and Impairment Loss

In 2008, we began a restructuring of the Company primarily focused on streamlining management and better positioning the Company to deliver fully integrated solutions, which was largely completed by the end of calendar 2008.  Through December 31, 2009, we had incurred cumulative net charges of approximately $9.2 million.  These restructuring charges primarily consisted of severance costs, net of equity forfeitures, and costs associated with capacity consolidation.  For the four months ended December 31, 2008, these charges were presented in a separate line on the consolidated statement of operations.

During the year ended December 31, 2009, we recorded net credits of approximately ($1.0) million related to this restructuring, which are included in cost of services and selling, general, and administrative expenses.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges during the year ended December 31, 2009 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2009	$10,460
Additions	191
Payments	(8,082)
Adjustments (1)	(1,162)
Accrued restructuring and related charges at December 31, 2009	$1,407

(1) Adjustments for the year ended December 31, 2009 resulted from actual severance amounts differing from initial estimates due to employees who were expected to be terminated but were instead transitioned to new roles, as well as a favorable adjustment to lease termination costs due to unanticipated demand for certain unused office space.

In December 2008, we decided to discontinue offering one of our products as a standalone program. As a result of this decision we did not renew the expiring trade name associated with this product and recorded an impairment loss of $4.3 million in December 2008 to write off this intangible asset.

11.           Commitments and Contingencies

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.

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

An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan.  The amended complaint alleged that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment, by failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, and by failing to seek independent advice as to whether to continue to permit the plan to hold Company stock.  It further alleged that the Company and its directors should have been more closely monitoring the Investment Committee and other plan fiduciaries.  The amended complaint sought damages in an undisclosed amount and other equitable relief.  The defendants filed a motion to dismiss on October 29, 2008.   On January 28, 2009, the Court granted the defendants’ motion to dismiss the plaintiff’s claims for breach of the duty to disclose with regard to any non-public information and information beyond the specific disclosure requirements of ERISA and denied Defendants’ motion to dismiss as to the remainder of the plaintiff’s claims.  A period of discovery ensued.

 On May 12, 2009, the plaintiff filed a motion for class certification.  After the plaintiff failed, without explanation, to appear for his scheduled deposition, the Court issued an Order on July 10, 2009 warning the plaintiff that his failure to participate in the lawsuit could result in sanctions, including but not limited to dismissal.  After the plaintiff’s failure to participate continued, on July 23, 2009, the defendants filed a motion to dismiss for failure to prosecute the action.  On August 6, 2009, the parties filed a stipulation of dismissal with prejudice as to the named plaintiff but otherwise without prejudice, and the Court entered an Order to that effect on the same date.

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint is due to be filed on or about March 22, 2010.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  We currently are involved in a contractual dispute with a customer regarding fees paid to us as part of a former contractual relationship.  We believe we performed our services in compliance with the contractual requirements and the customer’s assertions are without merit.   In the event the parties are unable to resolve the dispute, the parties will proceed to arbitration as specified in the applicable agreement.  While we are unable to estimate a range of potential losses, we do not believe that the contractual disputes or any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition; however, we may settle disputes, claims, sustain judgments or incur expenses relating to these matters in a particular fiscal quarter which may adversely affect our results of operations.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $35.0 million related to these agreements, $15.0 million of which will occur ratably during the next three years, and the remaining $20.0 million of which will occur ratably over the following 20 years.

12.           Leases

We maintain operating lease agreements principally for our corporate office space, our call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease office space for our 12 other call center locations for an aggregate of approximately 294,000 square feet of space with lease terms expiring on various dates from 2010 to 2015.  Our operations support and training offices contain approximately 130,000 square feet in aggregate and have lease terms expiring from 2010 to 2016.

Our corporate office lease agreement contains escalation clauses and provides for two renewal options of five years each at then prevailing market rates.  The base rent for the initial 15-year term will range from $4.2 million to $6.3 million per year over the term of the lease.  The landlord provided a tenant improvement allowance equal to $39.20 per square foot.  We record leasehold improvement incentives as deferred rent and amortize them as reductions to rent expense over the lease term.  We recognize rent expense on a straight-line basis over the lease term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007, rent expense under lease agreements was approximately $14.5 million, $5.0 million, $16.9 million, and $10.6 million, respectively.  Our capital lease obligations are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total sublease income of $2.4 million, under all non-cancelable operating leases for each of the next five years:

(In $000s)	Operating
Year ending December 31,	Leases
2010	$14,380
2011	13,593
2012	11,931
2013	10,363
2014	9,385
2015 and thereafter	55,982
Total minimum lease payments	$115,634

13.        Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant.  The options generally vest over or at the end of four years based on service conditions and expire seven or ten years from the date of grant.  Restricted share awards generally vest over or at the end of four years.  We recognize share-based compensation expense on a straight-line basis over the vesting period.  Certain option and restricted share awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans).  At December 31, 2009, we have reserved approximately 0.9 million shares for future equity grants under our stock incentive plans.

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

Following are certain amounts recognized in the statement of operations for share-based compensation arrangements for the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended	Four Months Ended		Year Ended
	December 31,	December 31,		August 31,	August 31,
(In millions)	2009	2008		2008	2007
Total share-based compensation	$10.2	$14.9	(1)	$16.5	$18.8
Share-based compensation included in cost of services	4.4	9.1		8.0	8.4
Share-based compensation included in selling, general and administrative expenses	5.8	5.8		8.5	10.4
Total income tax benefit recognized	4.0	5.9		6.5	7.4

(1) Includes $11.5 million of additional expense related to the Tender Offer described above.

As of December 31, 2009, there was $19.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

We use a lattice-based binomial option valuation model (“lattice binomial model”) to estimate the fair values of stock options.  During fiscal 2007, we based expected volatility on both historical volatility and implied volatility from traded options on the Company’s stock.  Beginning in fiscal 2008, we based expected volatility on historical volatility due to the low volume of traded options on our stock.  The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007:

	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2009	2008	2008	2007
Weighted average grant-date fair value of options	$6.72	$4.97	$22.16	$22.08

Assumptions:
Expected volatility	51.6%	46.5%	37.8%	48.7%
Expected dividends	—	—	—	—
Expected term (in years)	6.1	5.1	6.6	5.5
Risk-free rate	2.5%	3.6%	4.2%	5.1%

A summary of option activity as of December 31, 2009 and the changes during the year then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2009	4,124	$20.20
Granted	1,153	11.69
Exercised	(115)	6.50
Forfeited or expired	(226)	21.73
Outstanding at December 31, 2009	4,936	18.46	4.8	$22,763
Exercisable at December 31, 2009	3,433	19.45	3.3	$13,702

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the year ended 2009, four months ended December 31, 2008, and years ended 2008 and 2007 was $1.0 million, $0.2 million, $27.5 million, and $35.9 million, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2009 was $0.7 million.  The actual tax benefit realized during fiscal 2009 for the tax deductions from option exercises totaled $0.9 million.  We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date.  The weighted average grant-date fair value of nonvested shares granted during the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007 was $11.10, $9.20, $43.17 and $43.76, respectively.

The following table shows a summary of our nonvested shares as of December 31, 2009 as well as activity during the year then ended.  The total fair value of shares vested during the year ended December 31, 2009, four months ended December 31, 2008, and years ended 2008 and 2007 was $3.9 million, $1.5 million, $0.8 million, and $0.5 million, respectively.

Nonvested Shares	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	501	$41.01
Granted	666	11.10
Vested	(88)	44.19
Forfeited	(64)	23.24
Nonvested at December 31, 2009	1,015	22.21

14.           Sale of Investment

In January 2009, a private company in which we held preferred stock (recorded in “other assets”) was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.

15.           Comprehensive Income

Comprehensive income (loss), net of income taxes, was $11.2 million, ($2.8) million, $53.5 million, and $45.1 million for the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007, respectively.

16.           Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007:
(In 000s except per share data)	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
Numerator:	2009	2008	2008	2007
Net income - numerator for basic earnings per share	$10,374	$734	$54,815	$45,121

Denominator:
Shares used for basic earnings per share	33,730	33,616	34,977	35,049
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	336	270	1,477	1,887
Restricted stock units	293	152	143	66
Shares used for diluted earnings per share	34,359	34,038	36,597	37,002

Earnings per share:
Basic	$0.31	$0.02	$1.57	$1.29
Diluted	$0.30	$0.02	$1.50	$1.22

Dilutive securities outstanding not included in the computation
of earnings per share because their effect is antidilutive:	3,707	3,088	1,658	1,117

17.           Unaudited Financial Information

Below are the unaudited statement of operations and statement of cash flows for the four months ended December 31, 2007:

(In 000s except per share data)	Four Months Ended December 31, 2007
Revenues	$234,277
Cost of services (exclusive of depreciation and amortization)	163,750
Selling, general and administrative expenses	21,741
Depreciation and amortization	13,682

Operating income	35,104
Interest expense	7,118

Income before income taxes	27,986
Income tax expense	11,506

Net income	$16,480

Earnings per share:
Basic	$0.46

Diluted	$0.44

Weighted average common shares and equivalents
Basic	35,770
Diluted	37,739

(In 000s)	Four Months Ended December 31, 2007

Cash flows from operating activities:
Net income	$16,480
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	13,682
Loss on disposal of property and equipment	221
Amortization of deferred loan costs	389
Share-based employee compensation expense	5,057
Excess tax benefits from share-based payment arrangements	(6,072)
Increase in accounts receivable, net	(12,084)
Decrease in other current assets	1,513
Decrease in accounts payable	(2,429)
Increase in accrued salaries and benefits	1,848
Increase in other current liabilities	10,257
Deferred income taxes	(3,025)
Other	3,951
Decrease in other assets	303
Payments on other long-term liabilities	(111)
Net cash flows provided by operating activities	29,980

Cash flows from investing activities:
Acquisition of property and equipment	(25,045)
Acquisitions, net of cash acquired	(15)
Net cash flows used in investing activities	(25,060)

Cash flows from financing activities:
Repurchases of common stock	(132)
Excess tax benefits from share-based payment arrangements	6,072
Exercise of stock options	3,070
Payments of long-term debt	(21,070)
Net cash flows used in financing activities	(12,060)

Net decrease in cash and cash equivalents	(7,140)

Cash and cash equivalents, beginning of period	47,655

Cash and cash equivalents, end of period	$40,515

18.           Stockholder Rights Plan

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

19.           Employee Benefits

We have a 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the Plan totaled $3.9 million, $1.3 million, $4.3 million, and $3.8 million for the year ended December 31, 2009, four months ended December 31, 2008, and years ended August 31, 2008 and 2007, respectively.

20.           Segment Disclosures

We have aggregated our operating segments into one reportable segment, well-being improvement services.  Our integrated well-being improvement product line includes programs for various diseases, conditions, and wellness programs.  It is impracticable for us to report revenues by program.  Further, we report revenues from our external customers on a consolidated basis since well-being improvement is the only service that we provide.

During fiscal 2009 as well as the four months ended December 31, 2008, we derived approximately 19% of our revenues from one customer, with no other customer comprising 10% or more of our revenues.  In fiscal 2008, two customers each comprised 10% or more of our revenues.  Revenues from each of these customers individually totaled approximately 20% and 10%, respectively, of fiscal 2008 revenues.  In fiscal 2007, we derived approximately 22% of our revenues from one customer, with no other customer comprising 10% or more of our revenues.

21.           Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Twelve Months Ended December 31, 2009	First		Second	Third	Fourth
	(1)
Revenues	$182,736		$177,836	$181,642	$175,212
Gross margin	$41,112		$41,534	$40,627	$35,720
Income (loss) before income taxes	$(22,572)		$15,534	$15,484	$12,065
Net income (loss)	$(14,813)		$8,876	$8,802	$7,509

Basic earnings (loss) per share (2)	$(0.44)		$0.26	$0.26	$0.22
Diluted earnings (loss) per share (2)	$(0.44	)(3)	$0.26	$0.26	$0.22

Twelve Months Ended December 31, 2008	First		Second	Third	Fourth
					(4)
Revenues	$180,940		$193,044	$187,448	$185,272
Gross margin	$44,324		$55,604	$52,504	$40,438
Income (loss) before income taxes	$17,366		$27,673	$26,012	$(4,744)
Net income (loss)	$10,203		$16,325	$15,623	$(3,087)

Basic earnings (loss) per share (2)	$0.28		$0.48	$0.46	$(0.09)
Diluted earnings (loss) per share (2)	$0.27		$0.46	$0.45	$(0.09	) (3)

(1)	Includes a legal settlement of approximately $40.0 million.
(2)
We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period.  Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(3)	The assumed exercise of stock-based compensation awards for this period was not considered because the impact would have been anti-dilutive.
(4)	Includes restructuring and impairment charges of approximately $14.6 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited Healthways, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).   Healthways, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Healthways, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. as of December 31, 2009 and August 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, August 31, 2008 and August 31, 2007, and the four months ended December 31, 2008 of Healthways, Inc. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 16, 2010

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

                   Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

                   Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2009, has issued an attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

                   Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specific in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decision regarding required disclosure.

                   There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning our directors, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 2010, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

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

4.2
Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3
Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

4.4
Amendment No. 2 to Rights Agreement, dated July 19, 2006, between Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2006]

10.1
Third Amended and Restated Revolving Credit and Term Loan Agreement (“Third Amended Credit Agreement”) between the Company and SunTrust Bank as Administrative Agent, U.S. Bank National Association and Regions Bank as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., and Fifth Third Bank, N.A. as Co-Syndication Agents dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

10.2
First Amendment to Third Amended Credit Agreement, dated February 20, 2007 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.3
Second Amendment to Third Amended Credit Agreement, dated April 11, 2007 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended May 31, 2007]

10.4
Third Amendment to Third Amended Credit Agreement, dated July 16, 2007 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 18, 2007]

10.5
Fourth Amendment to Third Amended Credit Agreement, dated August 15, 2008 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.5 to Form 10-K of the Company’s fiscal year ended August 31, 2008]

10.6
Fifth Amendment to Third Amended Credit Agreement, dated August 22, 2008 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2008]

10.7
Sixth Amendment to Third Amended Credit Agreement, dated March 5, 2009 by and among the Company, various lenders, and SunTrust Bank, as Administrative Agent, Issuing Bank and Swingline Lender [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2009]

10.8
Office Lease by and between Healthways, Inc. and Highwoods/Tennessee Holdings, L.P., dated as of May 4, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006]

10.9
Consulting Agreement between the Company and Rincon Advisors, LLC dated October 11, 2006 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

10.10
Subscription Agreement between the Company, L. Ben Lytle, and the L. Ben Lytle Amended and Restated Revocable Living Trust, U/A dated October 11, 2006 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2006]

Management Contracts and Compensatory Plans

10.11
Employment Agreement dated December 19, 2008 between the Company and Ben R. Leedle [incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QT of the Company’s transition period ended December 31, 2008]

10.12
Employment Agreement dated December 19, 2008 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QT of the Company’s transition period ended December 31, 2008]

10.13	Employment Agreement dated December 19, 2008 between the Company and Anne Wilkins [incorporated by reference to Exhibit 10.3 to Form 10-QT of the Company’s transition period ended December 31, 2008]

10.14
Employment Agreement dated December 10, 2008 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.4 to Form 10-QT of the Company’s transition period ended December 31, 2008]

10.15	Employment Agreement dated October 11, 2008 between the Company and Stefen F. Brueckner [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2008]

10.16	Employment Agreement dated January 7, 2009 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.5 to Form 10-QT of the Company’s transition period ended December 31, 2008]

10.17	Employment Agreement dated January 7, 2009 between the Company and Chris Cigarran

10.18	Employment Agreement dated January 7, 2009 between the Company and R. Claiborne Richards, Jr.

10.19
Long-term performance award agreement dated September 28, 2006 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.20	Capital Accumulation Plan, as amended and restated [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended November 30, 2008]

10.21	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.22	2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2007]

10.23	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.24	2001 Amended and Restated Stock Option Plan, as amended [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.25	Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.26	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.27
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.30 to Form 10-K of the Company’s fiscal year ended August 31, 2008]

10.28	2007 Stock Incentive Plan Performance Cash Award Agreement Company’s [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009]

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Mary A. Chaput, Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer and Mary A. Chaput, Chief Financial Officer

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHWAYS, INC
March 16, 2010	By:	/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	Chief Executive Officer and Director (Principal	March 16, 2010
Ben R. Leedle, Jr.	Executive Officer)
/s/ Mary A. Chaput	Chief Financial Officer (Principal Financial Officer)	March 16, 2010
Mary A. Chaput
/s/ Alfred Lumsdaine	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010
Alfred Lumsdaine /s/ Thomas G. Cigarran	Chairman of the Board and Director	March 16, 2010
Thomas G. Cigarran

/s/ John A. Wickens	Director	March 16, 2010
John A. Wickens

/s/ William D. Novelli	Director	March 16, 2010
William D. Novelli

/s/ William C. O’Neil, Jr.	Director	March 16, 2010
William C. O'Neil, Jr.

/s/ John W. Ballantine	Director	March 16, 2010
John W. Ballantine

/s/ Mary Jane England, M.D.	Director	March 16, 2010
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	March 16, 2010
Alison Taunton-Rigby

/s/ J. Cris Bisgard, M.D.	Director	March 16, 2010
J. Cris Bisgard, M.D.

/s/ C. Warren Neel	Director	March 16, 2010
C. Warren Neel

/s/ L. Ben Lytle	Director	March 16, 2010
L. Ben Lytle