Form 10-Q
period 2010-03-31
HEALTHWAYS, INC
filed 2010-05-07
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐                                           Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No  ☒

As of May 4, 2010 there were outstanding 34,107,425 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,289	$2,356
Accounts receivable, net	117,152	100,833
Prepaid expenses	9,045	10,433
Other current assets	5,388	4,945
Income taxes receivable	4,622	6,452
Deferred tax asset	23,715	24,197
Total current assets	161,211	149,216

Property and equipment:
Leasehold improvements	40,658	40,609
Computer equipment and related software	196,499	166,448
Furniture and office equipment	28,117	28,096
Capital projects in process	3,446	23,052
	268,720	258,205
Less accumulated depreciation	(144,518)	(134,046)
	124,202	124,159

Other assets	15,748	11,498

Customer contracts, net	27,912	29,343
Other intangible assets, net	71,519	71,704
Goodwill, net	496,306	496,446

Total assets	$896,898	$882,366

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2010	2009
Current liabilities:
Accounts payable	$18,555	$29,171
Accrued salaries and benefits	32,878	58,212
Accrued liabilities	31,130	25,004
Deferred revenue	6,044	4,639
Contract billings in excess of earned revenue	73,405	70,440
Current portion of long-term debt	2,030	2,192
Current portion of long-term liabilities	1,963	3,854
Total current liabilities	166,005	193,512

Long-term debt	278,835	254,345
Long-term deferred tax liability	18,299	14,617
Other long-term liabilities	43,961	42,615

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
34,062,274 and 33,858,917 shares outstanding	34	34
Additional paid-in capital	225,957	222,472
Retained earnings	168,294	158,880
Accumulated other comprehensive loss	(4,487)	(4,109)
Total stockholders’ equity	389,798	377,277

Total liabilities and stockholders’ equity	$896,898	$882,366

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$178,999	$182,736
Cost of services (exclusive of depreciation and amortization of $10,233 and $8,786, respectively, included below)	128,868	132,838
Selling, general & administrative expenses	17,235	18,785
Depreciation and amortization	13,554	12,250

Operating income	19,342	18,863
Gain on sale of investment	—	(2,581)
Interest expense	3,422	4,060
Legal settlement and related costs	—	39,956

Income (loss) before income taxes	15,920	(22,572)
Income tax expense (benefit)	6,506	(7,759)

Net income (loss)	$9,414	$(14,813)

Earnings (loss) per share:
Basic	$0.28	$(0.44)

Diluted(1)	$0.27	$(0.44)

Weighted average common shares
and equivalents:
Basic	33,955	33,669
Diluted(1)	34,919	33,669

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2009 was not considered because the impact would have been anti-dilutive.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$—	$34	$222,472	$158,880	$(4,109)	$377,277

Comprehensive income:

Net income	—	—	—	9,414	—	9,414

Net change in fair value of interest rate
swaps, net of income tax benefit of $252	—	—	—	—	(390)	(390)

Foreign currency translation adjustment	—	—	—	—	12	12

Total comprehensive income						9,036

Exercise of stock options	—	—	393	—	—	393

Tax effect of option exercises	—	—	120	—	—	120

Share-based employee compensation expense	—	—	2,972	—	—	2,972

Balance, March 31, 2010	$—	$34	$225,957	$168,294	$(4,487)	$389,798

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,414	$(14,813)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities, net of business acquisitions:
Depreciation and amortization	13,554	12,250
Amortization of deferred loan costs	396	348
Gain on sale of investment	—	(2,581)
Share-based employee compensation expense	2,972	2,847
Excess tax benefits from share-based payment arrangements	(401)	(32)
Increase in accounts receivable, net	(16,274)	(8,593)
Decrease (increase) in other current assets	2,853	(8,150)
(Decrease) increase in accounts payable	(6,744)	3,238
(Decrease) increase in accrued salaries and benefits	(25,322)	12,309
Increase in other current liabilities	10,225	39,717
Deferred income taxes	3,509	2,303
Other	1,892	1,907
Increase in other assets	(1,034)	(868)
Payments on other long-term liabilities	(2,313)	(1,392)
Net cash flows (used in) provided by operating activities	(7,273)	38,490

Cash flows from investing activities:
Change in restricted cash	—	(538)
Sale of investment	—	11,626
Acquisition of property and equipment	(12,638)	(11,504)
Other	(1,412)	(940)
Net cash flows used in investing activities	(14,050)	(1,356)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	281,250	91,200
Payments of long-term debt	(256,922)	(84,940)
Deferred loan costs	(2,963)	(769)
Excess tax benefits from share-based payment arrangements	401	32
Exercise of stock options	393	65
Repurchase of stock options	—	(736)
Change in outstanding checks and other	(1,817)	(6,149)
Net cash flows provided by (used in) financing activities	20,342	(1,297)

Effect of exchange rate changes on cash	(86)	(255)

Net (decrease) increase in cash and cash equivalents	(1,067)	35,582

Cash and cash equivalents, beginning of period	2,356	5,157

Cash and cash equivalents, end of period	$1,289	$40,739

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.  We have reclassified certain items in prior periods to conform to current classifications.  We have evaluated subsequent events through the date that the consolidated financial statements were issued.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures”.  This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements (rather than presenting such information on a net basis).  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, except for item 2) above, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this ASU did not have a material impact on our results of operations or statement of financial position.  We expect the adoption of item 2) above will not have a material impact on the results of operations or statement of financial position.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three months ended March 31, 2010 and 2009, we recognized share-based compensation costs of $3.0 million and $2.8 million, respectively.

A summary of our stock options as of March 31, 2010 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2010	4,936	$18.46
Granted	806	15.44
Exercised	(36)	10.76
Forfeited or expired	(56)	25.73
Outstanding at March 31, 2010	5,650	18.01	5.28	$16,396
Exercisable at March 31, 2010	3,635	18.87	3.51	11,087

    The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 was $9.01.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of March 31, 2010 as well as activity during the three months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2010	1,015	$22.21
Granted	112	15.53
Vested	(166)	12.78
Forfeited	(11)	30.43
Nonvested at March 31, 2010	950	22.97

(4)	Income Taxes

Our effective tax rate increased to an expense of 40.9% for the three months ended March 31, 2010 compared to a benefit of 34.4% for the three months ended March 31, 2009, primarily due to a change to a pretax profit for the three months ended March 31, 2010 from a pretax loss for the three months ended March 31, 2009, as well as certain unrecognized tax benefits and tax interest accruals related to the three months ended March 31, 2009.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2007 to present.

(5)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and recognize the unrealized gains and losses in either the balance sheet or statement of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheet.

Interest Rate

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments (see Note 7 for further information).  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest plus a spread of (i) 0.875% to 1.750% on revolving advances under the 2011 Revolving Credit Facility; (ii) 1.8750% to 2.750% on revolving advances under the 2013 Revolving Credit Facility; and (iii) 1.50% on term loan borrowings (see Note 7).  We have designated these interest rate swap agreements as qualifying cash flow hedges.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at March 31, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$151	$—
Total assets	$151	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$93	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	976
Other long-term liabilities	—	6,756
Total liabilities	$93	$7,732

See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in other comprehensive income (“OCI”) or loss.  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2010, we expect to reclassify $5.1 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with floating rate debt.

As of March 31, 2010, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of (i) 0.875% to 1.750% on revolving advances under the 2011 Revolving Credit Facility; (ii) 1.8750% to 2.750% on revolving advances under the 2013 Revolving Credit Facility; and (iii) 1.50% on term loan borrowings (see Note 7):

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	30,000	3.760%	March 30, 2011
2	40,000	3.433%	December 30, 2011
3	50,000	3.688%	December 30, 2011
4	40,000	3.855%	December 30, 2011
5	57,500	3.385%	December 31, 2013	(1)
6	57,500	3.375%	December 31, 2013	(2)

(1) This swap agreement becomes effective January 1, 2012.  The principal value of this swap agreement will amortize over a 24-month period.
(2) This swap agreement becomes effective January 3, 2012.  The principal value of this swap agreement will amortize over a 24-month period.

We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(2,245)	Interest expense	$(1,603)

During the three months ended March 31, 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  As of March 31, 2010, we had the following outstanding net foreign currency forward contracts that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

Notional
Foreign Currency	Amount (000s)
Australian Dollar	AUD 3,635
Brazilian Real	BRL 545
British Pound Sterling	₤ 255
Euro	€ 1,515
Indian Rupee	INR 5,837

These forward contracts did not have a material effect on our consolidated statement of operations during the three months ended March 31, 2010.

(6)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2010:
(In 000s)	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$151	$—	$151	$(6)	$145
Liabilities:
Foreign currency exchange contracts	$93	$—	$93	$(6)	$87
Interest rate swap agreements	7,732	—	7,732	—	7,732
Contingent consideration liability	—	3,043	3,043	—	3,043

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.  The contingent consideration liability represents the fair value of a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009.  The fair value was determined using a discounted cash flow model based on management’s estimate of future cash flows.  There was no change in the contingent consideration liability during the three months ended March 31, 2010.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2010 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.3 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under our credit agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 7) at March 31, 2010 are $266.1 million and $280.5 million, respectively.

(7)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $193.5 million remained outstanding on March 31, 2010, and an uncommitted incremental accordion facility of $200.0 million.

Revolving advances under the Fourth Amended Credit Agreement are drawn first under the 2013 Revolving Credit Facility, with any advances in excess of $345.0 million being drawn under the 2011 Revolving Credit Facility.  Revolving advances under the 2011 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%.  Revolving advances under the 2013 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 1.875% to 2.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.375% to 1.250%.  Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.  See Note 5 for a description of our interest rate swap agreements.  The Fourth Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of the unused commitments under the 2011 Revolving Credit Facility and 0.275% and 0.425% of the unused commitments under the 2013 Revolving Credit Facility.  The Fourth Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans on the applicable commitment termination date, which is December 1, 2011 for the 2011 Revolving Credit Facility and December 1, 2013 for the 2013 Revolving Credit Facility. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007.  The entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of March 31, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of March 31, 2010, we are a party to six interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest plus a spread of (i) 0.875% to 1.750% on revolving advances under the 2011 Revolving Credit Facility; (ii) 1.8750% to 2.750% on revolving advances under the 2013 Revolving Credit Facility; and (iii) 1.50% on term loan borrowings.

(8)	Commitments and Contingencies

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

In support of these claims, the lead plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The parties intend to seek the Court’s approval of the proposed settlement.  The District Court must approve this settlement after notice to the class before it may be considered final.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, which established deadlines for discovery in March 2011, dispositive motion briefing in March and April, 2011, and a trial date in August 2011.   On April 30, 2010, Plaintiff filed a motion for class certification. Defendants’ response to the motion for class certification is due to be filed in mid-June 2010.  The discovery phase of the lawsuit is presently underway.

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

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $33.8 million related to these agreements, $13.8 million of which will occur ratably from April 2010 through December 2012, and the remaining $20.0 million of which will occur ratably over a 20-year period beginning in 2013.

(9)	Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.

(10)	Comprehensive Income

Comprehensive income (loss), net of income taxes, was $9.0 million and ($16.3) million for the three months ended March 31, 2010 and 2009, respectively.

(11)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009:

(In 000s, except per share data)	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) - numerator for basic earnings (loss) per share	$9,414	$(14,813)

Denominator:
Shares used for basic earnings (loss) per share	33,955	33,669
Effect of dilutive securities outstanding:
Non-qualified stock options	529	—
Restricted stock units	435	—
Shares used for diluted earnings (loss) per share(1)	34,919	33,669

Earnings (loss) per share:
Basic	$0.28	$(0.44)
Diluted(1)	$0.27	$(0.44)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:
Non-qualified stock options	3,370	4,089
Restricted stock units	5	596

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2009 was not considered because the impact would have been anti-dilutive.

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

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to help keep healthy people healthy, mitigate or eliminate lifestyle risk factors that can lead to disease, and optimize care for those with chronic illness.

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

Second, our programs are designed to mitigate or eliminate lifestyle risk factors that can lead to disease by:

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

Finally, our programs are designed to optimize care for those with chronic illness by:
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

•	the impact of recently enacted national healthcare reform legislation on our operations and/or the demand for our services;
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
•
the risks associated with changes in macroeconomic conditions, which may reduce the demand and/or the timing of purchases for our services from customers or potential customers, reduce the number of covered lives of our existing customers, restrict our ability to obtain additional financing, or impact the availability of credit under our Fourth Amended Credit Agreement;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and other filings with the Securities and Exchange Commission.

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

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the three months ended March 31, 2010 were performance-based and were subject to final reconciliation as of March 31, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Approximately 18% of our revenues for the three months ended March 31, 2010 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

Domestic Commercial Available and Billed Lives

The number of domestic commercial available and billed lives as of March 31, 2010 and 2009 were as follows:

	March 31,	March 31,
	2010	2009
Available lives(1)	193,100,000	195,000,000
Billed lives	38,100,000	35,800,000

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

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall costs and improve workforce engagement, yielding better business performance for our customers.  Our programs are designed to:

•	keep healthy people healthy;
•	mitigate or eliminate lifestyle risk factors that can lead to disease; and
•	optimize care for those with chronic illness.

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

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the three months ended March 31, 2010 were performance-based and were subject to final reconciliation as of March 31, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots and $12.2 million of fixed fees.  At March 31, 2010, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.   We, along with several other participating organizations in the Medicare Health Support pilots, have submitted a proposal to CMS to resolve the issues related to the reconciliation; however, such proposal remains subject to approval by the United States government.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2010, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $36.4 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the three months ended March 31, 2010, we recognized a net increase in revenue of approximately $1.7 million that related to services provided prior to January 1, 2010.

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

Except for trade names which have an indefinite life and are not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, using the straight-line method over their estimated useful lives.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  We estimate the fair value of trade names using a present value technique, which requires management’s estimate of future revenues attributable to these trade names, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade names.

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

Results of Operations

The following table shows the components of the statements of operations for the three months ended March 31, 2010 and 2009 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2010	2009

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	72.0%	72.7%
Selling, general and administrative expenses	9.6%	10.3%
Depreciation and amortization	7.6%	6.7%
Operating income	10.8%	10.3%

Gain on sale of investment	—	(1.4)%
Interest expense	1.9%	2.2%
Legal settlement and related costs	—	21.9%

Income (loss) before income taxes	8.9%	(12.4)%
Income tax expense	3.6%	(4.2)%

Net income (loss) (1)	5.3%	(8.1)%

(1) Figures may not add due to rounding.

Revenues

    Revenues for the three months ended March 31, 2010 decreased $3.7 million, or 2.0%, compared to the three months ended March 31, 2009, primarily due to contract restructurings and terminations with certain customers, somewhat offset by increased revenues from fitness center programs due to an increase in participation in these programs as well as in the number of eligible members, and the commencement of contracts with new customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 72.0% for the three months ended March 31, 2010 compared to 72.7% for the three months ended March 31, 2009, primarily due to the following:

•
a decrease in salaries and benefits expense, primarily due to 1) a restructuring of the Company, which was largely completed during the fourth quarter of calendar 2008 but for which some terminations continued into early 2009; 2) certain other employee reductions in 2009; and 3) a decrease in health insurance costs related to changes in employee medical plan design in 2010;

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods; and
•	cost savings related to certain cost management initiatives.

These decreases were mostly offset by the following increases in cost of services as a percentage of revenues:

•
an increased portion of our revenue generated by fitness center and certain health improvement programs, which typically have a higher cost of services as a percentage of revenue than our other programs;

•
an increase in long-term incentive costs, primarily due to changes in our long-term incentive plan design as well as accelerated stock-based compensation costs, net of forfeitures, related to employee terminations during the three months ended March 31, 2010; and

•	an increase in information technology costs related to certain maintenance and software licensing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 9.6% for the three months ended March 31, 2010 compared to 10.3% for the three months ended March 31, 2009 primarily due to a decrease in salaries and benefits expense consisting of 1) a decrease in severance costs and 2) a decrease in sales commission incentives, primarily related to a reduction in commission-eligible revenues during the three months ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million, or 10.6%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased depreciation expense resulting from the implementation of our new Embrace platform and other capital expenditures related to computer software, which we anticipate will also result in increased depreciation and amortization expense for the remainder of 2010 compared to the same period in 2009.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.

Interest Expense

Interest expense for the three months ended March 31, 2010 decreased $0.6 million compared to the three months ended March 31, 2009, primarily as a result of a decrease in floating interest rates on outstanding borrowings under our credit agreement during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

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

Income Tax Expense

Our effective tax rate increased to an expense of 40.9% for the three months ended March 31, 2010 compared to a benefit of 34.4% for the three months ended March 31, 2009, primarily due to a change to a pretax profit for the three months ended March 31, 2010 from a pretax loss for the three months ended March 31, 2009, as well as certain unrecognized tax benefits and tax interest accruals related to the three months ended March 31, 2009.  We anticipate that our effective tax rate for the remainder of calendar 2010 will remain consistent with the effective rate for the three months ended March 31, 2010; however, we will continue to monitor and adjust the rate based upon changes in the geographic mix of our earnings, adjustments to uncertain tax positions, and consideration of other tax issues affecting the company.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2010 used cash of $7.3 million compared to providing cash of $38.5 million for the three months ended March 31, 2009.  The decrease in operating cash flow is primarily due to the following:

•	payments during the three months ended March 31, 2010 related to short term incentive compensation earned and accrued over the sixteen months ended December 31, 2009;
•	decreased cash collections on accounts receivable for the three months ended March 31, 2010 compared to the three months ended March 31, 2009; and
•	the timing of several significant vendor payments.

These decreases in operating cash flow were slightly offset by an increase in operating cash flow related to income tax payments, which were higher during the three months ended March 31, 2009 primarily due to a change in the timing of estimated tax payments resulting from our change in our fiscal year.

Investing activities during the three months ended March 31, 2010 used $14.1 million in cash, which primarily consisted of costs associated with our new Embrace platform.

Financing activities during the three months ended March 31, 2010 provided $20.3 million in cash, primarily due to net proceeds from borrowings under our credit agreement, partially offset by deferred loan costs incurred in connection with the Fourth Amended and Restated Credit Agreement.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the

“2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $193.5 million remained outstanding on March 31, 2010, and an uncommitted incremental accordion facility of $200.0 million.  As of March 31, 2010, availability under our revolving credit facility totaled $188.3 million.

Revolving advances under the Fourth Amended Credit Agreement are drawn first under the 2013 Revolving Credit Facility, with any advances in excess of $345.0 million being drawn under the 2011 Revolving Credit Facility.  Revolving advances under the 2011 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%.  Revolving advances under the 2013 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 1.875% to 2.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.375% to 1.250%.  Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.  See below for a description of our interest rate swap agreements.  The Fourth Amended Credit Agreement also provides for a fee ranging between 0.150% and 0.300% of the unused commitments under the 2011 Revolving Credit Facility and 0.275% and 0.425% of the unused commitments under the 2013 Revolving Credit Facility.  The Fourth Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans on the applicable commitment termination date, which is December 1, 2011 for the 2011 Revolving Credit Facility and December 1, 2013 for the 2013 Revolving Credit Facility. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007.  The entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of March 31, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As of March 31, 2010, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest plus a spread of (i) 0.875% to 1.750% on revolving advances under the 2011 Revolving Credit Facility; (ii) 1.8750% to 2.750% on revolving advances under the 2013 Revolving Credit Facility; and (iii) 1.50% on term loan borrowings:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	30,000	3.760%	March 30, 2011
2	40,000	3.433%	December 30, 2011
3	50,000	3.688%	December 30, 2011
4	40,000	3.855%	December 30, 2011
5	57,500	3.385%	December 31, 2013	(1)
6	57,500	3.375%	December 31, 2013	(2)

(1) This swap agreement becomes effective January 1, 2012.  The principal value of this swap agreement will amortize over a 24-month period.
(2) This swap agreement becomes effective January 3, 2012.  The principal value of this swap agreement will amortize over a 24-month period.

We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Fourth Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability of some entities to obtain credit from banks or in the capital markets.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures”.  This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements (rather than presenting such information on a net basis).  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, except for item 2) above, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this ASU did not have a material impact on our results of operations or statement of financial position.  We expect the adoption of item 2) above will not have a material impact on the results of operations or statement of financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fourth Amended Credit Agreement, which bears interest based on floating rates. Revolving advances under the 2011 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 0.875% to 1.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.000% to 0.250%.  Revolving advances under the 2013 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 1.875% to 2.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.375% to 1.250%.  Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.

In order to manage our interest rate exposure under the Fourth Amended Credit Agreement, we have entered into six interest rate swap agreements effectively converting our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 3.855%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.2 million for the three months ended March 31, 2010.

As a result of our investment in international initiatives, as of March 31, 2010 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the three months ended March 31, 2010.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In support of these claims, the lead plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The parties intend to seek the Court’s approval of the proposed settlement.  The District Court must approve this settlement after notice to the class before it may be considered final.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, which established deadlines for discovery in March 2011, dispositive motion briefing in March and April, 2011, and a trial date in August 2011.   On April 30, 2010, Plaintiff filed a motion for class certification. Defendants’ response to the motion for class certification is due to be filed in mid-June 2010.  The discovery phase of the lawsuit is presently underway.

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

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $33.8 million related to these agreements, $13.8 million of which will occur ratably from April 2010 through December 2012, and the remaining $20.0 million of which will occur ratably over a 20-year period beginning in 2013.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except that we modified our risk factor relating to healthcare reform, as set forth below, due to the enactment of healthcare reform legislation.

Recently enacted healthcare reform may result in a reduction to our revenues from government health plans and private insurance companies.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “PPACA”) into law.  Among other things, PPACA seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance and a number of health insurance market reforms.  PPACA also contains several provisions that encourage the utilization of preventive services and wellness programs, such as those provided by the Company.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  While we believe that our programs and services specifically assist our customers in controlling their costs, it is possible that these provisions will adversely affect the profitability of our customers in such a manner that the demand for our programs and services would be reduced.  Because of the many variables involved, including PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement dated December 19, 2008 between the Company and Anne Wilkins (replaces Exhibit 10.3 to Form 10-QT of the Company’s transition period ended December 31, 2008)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 7, 2010	By	/s/ Mary A. Chaput
Mary A. Chaput
Chief Financial Officer
(Principal Financial Officer)

Date	May 7, 2010	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Accounting Officer
(Principal Accounting Officer)