Form 10-Q
period 2010-06-30
HEALTHWAYS, INC
filed 2010-08-06
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Yes   ☐   No  ☒

As of August 4, 2010 there were outstanding 34,227,837 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,082	$2,356
Accounts receivable, net	112,596	100,833
Prepaid expenses	10,329	10,433
Other current assets	4,282	4,945
Income taxes receivable	2,769	6,452
Deferred tax asset	22,359	24,197
Total current assets	153,417	149,216

Property and equipment:
Leasehold improvements	40,887	40,609
Computer equipment and related software	200,579	166,448
Furniture and office equipment	28,287	28,096
Capital projects in process	8,295	23,052
	278,048	258,205
Less accumulated depreciation	(154,636)	(134,046)
	123,412	124,159

Other assets	15,292	11,498

Customer contracts, net	26,494	29,343
Other intangible assets, net	71,243	71,704
Goodwill, net	496,306	496,446

Total assets	$886,164	$882,366

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2010	2009
Current liabilities:
Accounts payable	$17,046	$29,171
Accrued salaries and benefits	30,359	58,212
Accrued liabilities	30,646	25,004
Deferred revenue	6,128	4,639
Contract billings in excess of earned revenue	75,759	70,440
Current portion of long-term debt	3,271	2,192
Current portion of long-term liabilities	3,348	3,854
Total current liabilities	166,557	193,512

Long-term debt	256,328	254,345
Long-term deferred tax liability	15,788	14,617
Other long-term liabilities	43,716	42,615

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
34,200,161 and 33,858,917 shares outstanding	34	34
Additional paid-in capital	228,677	222,472
Retained earnings	180,132	158,880
Accumulated other comprehensive loss	(5,068)	(4,109)
Total stockholders’ equity	403,775	377,277

Total liabilities and stockholders’ equity	$886,164	$882,366

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$175,523	$177,836	$354,522	$360,572
Cost of services (exclusive of depreciation and amortization of $9,928, $8,540, $20,161, and $17,326, respectively, included below)	121,985	127,762	250,852	260,599
Selling, general & administrative expenses	18,703	18,449	35,938	37,234
Depreciation and amortization	13,341	11,949	26,895	24,199

Operating income	21,494	19,676	40,837	38,540
Gain on sale of investment	(1,163)	—	(1,163)	(2,581)
Interest expense	3,612	4,142	7,034	8,202
Legal settlement and related costs	—	—	—	39,956

Income (loss) before income taxes	19,045	15,534	34,966	(7,037)
Income tax expense (benefit)	7,207	6,658	13,714	(1,100)

Net income (loss)	$11,838	$8,876	$21,252	$(5,937)

Earnings (loss) per share:
Basic	$0.35	$0.26	$0.62	$(0.18)

Diluted (1)	$0.34	$0.26	$0.61	$(0.18)

Weighted average common shares
and equivalents:
Basic	34,117	33,689	34,037	33,679
Diluted (1)	34,933	34,186	34,928	33,679

(1) The assumed exercise of stock-based compensation awards for the six months ended June 30, 2009 was not considered because the impact would be anti-dilutive.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$—	$34	$222,472	$158,880	$(4,109)	$377,277

Comprehensive income:

Net income	—	—	—	21,252	—	21,252

Net change in fair value of interest rate
swaps, net of income tax benefit of $518	—	—	—	—	(801)	(801)

Foreign currency translation adjustment	—	—	—	—	(158)	(158)

Total comprehensive income						20,293

Exercise of stock options	—	—	532	—	—	532

Tax effect of stock options and restricted stock units	—	—	82	—	—	82

Share-based employee compensation expense	—	—	5,591	—	—	5,591

Balance, June 30, 2010	$—	$34	$228,677	$180,132	$(5,068)	$403,775

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$21,252	$(5,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	26,895	24,199
Amortization of deferred loan costs	869	738
Gain on sale of investment	(1,163)	(2,581)
Loss on disposal of property and equipment	28	726
Share-based employee compensation expense	5,591	5,306
Excess tax benefits from share-based payment arrangements	(806)	(56)
Increase in accounts receivable, net	(11,782)	(3,365)
Decrease (increase) in other current assets	6,152	(5,825)
(Decrease) increase in accounts payable	(6,437)	482
(Decrease) increase in accrued salaries and benefits	(27,779)	14,675
Increase (decrease) in other current liabilities	13,797	(360)
Deferred income taxes	1,908	2,305
Other	2,317	3,187
Increase in other assets	(909)	(1,018)
Payments on other long-term liabilities	(2,845)	(2,461)
Net cash flows provided by operating activities	27,088	30,015

Cash flows from investing activities:
Change in restricted cash	—	(538)
Sale of investment	1,163	11,626
Acquisition of property and equipment	(23,384)	(22,241)
Other	(2,814)	(2,286)
Net cash flows used in investing activities	(25,035)	(13,439)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	417,450	165,200
Payments of long-term debt	(415,766)	(173,035)
Deferred loan costs	(3,166)	(784)
Excess tax benefits from share-based payment arrangements	806	56
Exercise of stock options	532	139
Repurchases of stock options	—	(736)
Change in outstanding checks	(2,881)	(6,149)
Net cash flows used in financing activities	(3,025)	(15,309)

Effect of exchange rate changes on cash	(302)	93

Net (decrease) increase in cash and cash equivalents	(1,274)	1,360

Cash and cash equivalents, beginning of period	2,356	5,157

Cash and cash equivalents, end of period	$1,082	$6,517

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

For the three and six months ended June 30, 2010, we recognized share-based compensation costs of $2.6 million and $5.6 million, respectively.  For the three months and six months ended June 30, 2009, we recognized share-based compensation costs of $2.5 million and $5.3 million, respectively.

A summary of our stock options as of June 30, 2010 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2010	4,936	$18.46
Granted	855	15.37
Exercised	(128)	4.61
Forfeited or expired	(118)	23.21
Outstanding at June 30, 2010	5,545	18.21	5.15	$4,277
Exercisable at June 30, 2010	3,498	19.28	3.33	3,590

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2010 was $8.28 and $8.97, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of June 30, 2010 as well as activity during the six months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2010	1,015	$22.21
Granted	141	15.26
Vested	(212)	16.15
Forfeited	(18)	26.51
Nonvested at June 30, 2010	926	22.44

(4)	Income Taxes

Our effective tax rate decreased to 37.8% for the three months ended June 30, 2010 compared to 42.9% for the three months ended June 30, 2009, primarily due to an earn-out adjustment recorded during the three months ended June 30, 2010 (see Note 6), as well as a change in the geographic mix of our earnings during the three months ended June 30, 2010.

Our effective tax rate increased to an expense of 39.2% for the six months ended June 30, 2010 compared to a benefit of 15.6% for the six months ended June 30, 2009, primarily due to a change to a pretax profit for the six months ended June 30, 2010 from a pretax loss for the six months ended June 30, 2009, as well as certain unrecognized tax benefits and tax interest accruals related to the six months ended June 30, 2009.

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

Interest Rate

We currently maintain six interest rate swap agreements to reduce our exposure to interest rate fluctuations on our floating rate debt commitments (see Note 7 for further information).  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  We have designated these interest rate swap agreements as qualifying cash flow hedges.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at June 30, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$339	$—
Total assets	$339	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$75	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	703
Other long-term liabilities	—	7,707
Total liabilities	$75	$8,410
See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in other comprehensive income (“OCI”) or loss.  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2010, we expect to reclassify $4.6 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with floating rate debt.

As of June 30, 2010, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest:

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

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three and six months ended June 30, 2010:

(In $000s)	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(2,048)	Interest expense	$(1,371)	$(4,293)	Interest expense	$(2,974)

During the three and six months ended June 30, 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  At June 30, 2010, we had forward contracts with notional amounts of $4.7 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statement of operations during the three and six months ended June 30, 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2010:
(In 000s)	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$339	$—	$339	$(35)	$304
Liabilities:
Foreign currency exchange contracts	$75	$—	$75	$(35)	$40
Interest rate swap agreements	8,410	—	8,410	—	8,410
Contingent consideration liability	—	1,563	1,563	—	1,563

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

The contingent consideration liability represents the fair value of a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009.  The fair value was determined using a discounted cash flow model based on management’s estimate of future cash flows.  During the three months ended June 30, 2010, we revised our estimate of future cash flows, resulting in a net decrease of $1.5 million in the fair value of the contingent consideration liability, which was recorded to other income.  The change in the contingent consideration liability during the three and six months ended June 30, 2010 is shown below:

(In $000s)	Contingent Consideration Liability
Balance, January 1, 2010 and April 1, 2010	$3,043
Adjustment to liability	(1,480)
Balance, June 30, 2010	$1,563

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2010 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.1 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under our credit agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 7) at June 30, 2010 are $242.8 million and $258.0 million, respectively.

(7)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $193.0 million remained outstanding on June 30, 2010, and an uncommitted incremental accordion facility of $200.0 million.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of June 30, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of June 30, 2010, we are a party to six interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

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

The amended complaint, filed on September 22, 2008, alleged that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways.  The amended complaint further alleges that certain of the individual defendants also violated Section 20A of the Act based on their stock sales.  The plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, the lead plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health

Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The District Court must approve this settlement after notice to the class before it may be considered final.  The Court has preliminarily approved the settlement and scheduled a hearing for final approval of the settlement on September 24, 2010.  In July 2010, all parties to the litigation effected a settlement and stipulation agreement pursuant to which the Company’s insurers made all required payments to a qualified settlement fund.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1,250,000, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court must approve this settlement after notice to the class before it may be considered final.  The class settlement will be reduced to writing and presented to the Court for preliminary approval in the coming weeks.

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

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $32.5 million related to these agreements, $12.5 million of which will occur ratably from July 2010 through December 2012, and the remaining $20.0 million of which will occur ratably over a 20-year period beginning in 2013.

(9)	Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment.

(10)	Comprehensive Income (Loss)

Comprehensive income (loss), net of income taxes, was $11.3 million and $10.7 million for the three months ended June 30, 2010 and 2009, respectively, and $20.3 million and ($5.5) million for the six months ended June 30, 2010 and 2009, respectively.

(11)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009:

(In 000s, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) - numerator for basic earnings (loss) per share	$11,838	$8,876	$21,252	$(5,937)

Denominator:
Shares used for basic earnings (loss) per share	34,117	33,689	34,037	33,679
Effect of dilutive securities outstanding:
Non-qualified stock options	456	253	493	—
Restricted stock units	360	244	398	—
Shares used for diluted earnings (loss) per share(1)	34,933	34,186	34,928	33,679

Earnings (loss) per share:
Basic	$0.35	$0.26	$0.62	$(0.18)
Diluted (1)	$0.34	$0.26	$0.61	$(0.18)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:
Non-qualified stock options	3,935	4,234	3,601	4,314
Restricted stock units	83	592	3	713

(1) The assumed exercise of stock-based compensation awards for the six months ended June 30, 2009 was not considered because the impact would have been anti-dilutive.

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

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Germany, Brazil and Australia.  We operate care enhancement and coaching centers worldwide staffed with licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 37,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

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

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs without intervention, including those who have specific gaps in care that can be addressed to reduce disease progression and related medical spending.

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

•	our ability to collect contractually earned performance incentive bonuses;
•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•	our ability and/or the ability of our customers to enroll participants and to estimate their level of participation in our programs in a manner and within the timeframe anticipated by us;
•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt and make principal and interest payments as those payments become due;
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

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the six months ended June 30, 2010 were performance-based and were subject to final reconciliation as of June 30, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Approximately 18% of our revenues for the three and six months ended June 30, 2010 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

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

To enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risks, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point.  We believe we can achieve health and well-being improvements in a population and generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her health journey.

We are adding and enhancing solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide those services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer’s population are eligible to receive our services.

Our strategy includes as a priority the ongoing development of an order-of-magnitude increase in our value proposition through, most recently, the introduction of our total population management (WholeHealth) solution.  This solution, in addition to improving health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of lost productivity for health-related reasons.  With the success of our total population management solution, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

Our strategy also includes the further enhancement of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our total population management solution, enables us to integrate data from all the healthcare and other entities interacting with an individual.  Embrace enables the delivery of our integrated solutions and ongoing communications between the individual and his/her medical and health experts, using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We anticipate we will continue to enhance, expand and further integrate capabilities, pursue opportunities in domestic government and international markets, and enhance our information technology platform.  We may add some of these new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

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

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the six months ended June 30, 2010 were performance-based and were subject to final reconciliation as of June 30, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots and $12.2 million of fixed fees.  At June 30, 2010, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.   We, along with several other participating organizations in the Medicare Health Support pilots, have submitted a proposal to CMS to resolve the issues related to the reconciliation; however, such proposal remains subject to approval by the United States government.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2010, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $35.9 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the six months ended June 30, 2010, we recognized a net increase in revenue of approximately $3.9 million that related to services provided prior to January 1, 2010.

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

Results of Operations

The following table shows the components of the statements of operations for the three and six months ended June 30, 2010 and 2009 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	69.5%	71.8%	70.8%	72.3%
Selling, general and administrative expenses	10.7%	10.4%	10.1%	10.3%
Depreciation and amortization	7.6%	6.7%	7.6%	6.7%
Operating income	12.2%	11.1%	11.5%	10.7%

Gain on sale of investment	(0.7)%	—	(0.3)%	(0.7)%
Interest expense	2.1%	2.3%	2.0%	2.3%
Legal settlement and related costs	—	—	—	11.1%

Income (loss) before income taxes (1)	10.9%	8.7%	9.9%	(2.0)%
Income tax expense (benefit)	4.1%	3.7%	3.9%	(0.3)%

Net income (loss) (1)	6.7%	5.0%	6.0%	(1.6)%

(1) Figures may not add due to rounding.

Revenues

Revenues decreased $2.3 million and $6.1 million, or 1.3% and 1.7%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to contract restructurings and terminations with certain customers, somewhat offset by increased revenues from the commencement of contracts with new customers and from an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 69.5% for the three months ended June 30, 2010 compared to 71.8% for the three months ended June 30, 2009, primarily due to the following:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•
a decrease in salaries and benefits expense, primarily due to certain employee reductions in 2009 and a net decrease in health insurance costs related to changes in employee medical plan design, which included a number of wellness initiatives aimed at improving employee health, in 2010; and

•
a more favorable cost structure within our fitness center programs, primarily related to certain contract restructurings and the integration of two fitness center networks into a single, common network.

These decreases were partially offset by an increase in cost of services as a percentage of revenues, primarily due to a higher portion of our revenue being generated by fitness center and certain health improvement programs, which typically have a higher cost of services as a percentage of revenue than our other programs.

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 70.8% for the six months ended June 30, 2010 compared to 72.3% for the six months ended June 30, 2009, primarily due to the following:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•
a decrease in salaries and benefits expense, primarily due to 1) a restructuring of the Company, which was largely completed during the fourth quarter of calendar 2008 but for which some terminations continued into early 2009; 2) certain other employee reductions in 2009; and 3) a net decrease in health insurance costs related to changes in employee medical plan design, which included a number of wellness initiatives aimed at improving employee health, in 2010;

•	cost savings related to certain operational efficiencies; and
•
a more favorable cost structure within our fitness center programs, primarily related to certain contract restructurings and the integration of two fitness center networks into a single, common network.

These decreases were somewhat offset by an increase in cost of services as a percentage of revenues primarily due to a higher portion of our revenue being generated by fitness center and certain health improvement programs, which typically have a higher cost of services as a percentage of revenue than our other programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three and six months ended June 30, 2010 remained relatively consistent with the comparable periods in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million and $2.7 million, or 11.6% and 11.1%, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to increased depreciation expense resulting from the implementation of our new Embrace platform and other capital expenditures related to computer software, which we anticipate will also result in increased depreciation expense for the remainder of 2010 compared to the same period in 2009.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment.  We do not expect to receive any further payments related to this sale.

Interest Expense

Interest expense for the three and six months ended June 30, 2010 decreased $0.5 million and $1.2 million, respectively, compared to the three and six months ended June 30, 2009, primarily as a result of a decrease in floating interest rates on outstanding borrowings under our credit agreement during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

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

Income Tax Expense

Our effective tax rate decreased to 37.8% for the three months ended June 30, 2010 compared to 42.9% for the three months ended June 30, 2009, primarily due to an earn-out adjustment recorded during the three months ended June 30, 2010, as well as a change in the geographic mix of our earnings during the three months ended June 30, 2010.

Our effective tax rate increased to an expense of 39.2% for the six months ended June 30, 2010 compared to a benefit of 15.6% for the six months ended June 30, 2009, primarily due to a change to a pretax profit for the six months ended June 30, 2010 from a pretax loss for the six months ended June 30, 2009, as well as certain unrecognized tax benefits and tax interest accruals related to the six months ended June 30, 2009.

We anticipate that our effective tax rate for the remainder of calendar 2010 will remain consistent with the effective rate for the six months ended June 30, 2010; however, we will continue to monitor and adjust the rate based upon changes in the geographic mix of our earnings, adjustments to uncertain tax positions, and consideration of other tax issues affecting the company.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2010 provided cash of $27.1 million compared to $30.0 million for the six months ended June 30, 2009.  The decrease in operating cash flow is primarily due to the following:

•	payments during the six months ended June 30, 2010 related to short-term incentive compensation earned and accrued over the sixteen months ended December 31, 2009;
•	decreased cash collections on accounts receivable for the six months ended June 30, 2010 compared to the six months ended June 30, 2009; and
•	the timing of several significant vendor payments.

These decreases in operating cash flow were mostly offset by an increase in operating cash flow primarily due to income tax payments, which were higher during the six months ended June 30, 2009 primarily due to a change in the timing of estimated tax payments resulting from the change in our fiscal year.

Investing activities during the six months ended June 30, 2010 used $25.0 million in cash, which primarily consisted of capital expenditures associated with our new Embrace platform.

Financing activities during the six months ended June 30, 2010 used $3.0 million in cash, primarily due to deferred loan costs incurred in connection with the Fourth Amended and Restated Credit Agreement as well as the settlement of certain checks outstanding at December 31, 2009, partially offset by net proceeds from borrowings under our credit agreement.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $193.0 million remained outstanding on June 30, 2010, and an uncommitted incremental accordion facility of $200.0 million.  As of June 30, 2010, availability under our revolving credit facility totaled $226.1 million.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of June 30, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As of June 30, 2010, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest:

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.5 million for the six months ended June 30, 2010.

As a result of our investment in international initiatives, as of June 30, 2010 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the six months ended June 30, 2010.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The amended complaint, filed on September 22, 2008, alleged that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways.  The amended complaint further alleges that certain of the individual defendants also violated Section 20A of the Act based on their stock sales.  The plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, the lead plaintiff alleges generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The District Court must approve this settlement after notice to the class before it may be considered final.  The Court has preliminarily approved the settlement and scheduled a hearing for final approval of the settlement on September 24, 2010.  In July 2010, all parties to the litigation effected a settlement and stipulation agreement pursuant to which the Company’s insurers made all required payments to a qualified settlement fund.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1,250,000, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court must approve this settlement after notice to the class before it may be considered final.  The class settlement will be reduced to writing and presented to the Court for preliminary approval in the coming weeks.

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

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $32.5 million related to these agreements, $12.5 million of which will occur ratably from July 2010 through December 2012, and the remaining $20.0 million of which will occur ratably over a 20-year period beginning in 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	2007 Stock Incentive Plan, as amended

10.2	Non-Qualified Stock Option Agreement for Directors

10.3	Restricted Stock Unit Agreement for Directors

10.4	Capital Accumulation Plan, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	August 6, 2010	By	/s/ Mary A. Chaput
Mary A. Chaput
Chief Financial Officer
(Principal Financial Officer)

Date	August 6, 2010	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Accounting Officer
(Principal Accounting Officer)