Form 10-Q
period 2010-09-30
HEALTHWAYS, INC
filed 2010-11-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Yes   ☐   No  ☒

As of November 4, 2010 there were outstanding 34,311,463 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,954	$2,356
Accounts receivable, net	108,633	100,833
Prepaid expenses	13,324	10,433
Other current assets	3,564	4,945
Income taxes receivable	2,086	6,452
Deferred tax asset	23,903	24,197
Total current assets	153,464	149,216

Property and equipment:
Leasehold improvements	41,020	40,609
Computer equipment and related software	210,170	166,448
Furniture and office equipment	28,371	28,096
Capital projects in process	7,979	23,052
	287,540	258,205
Less accumulated depreciation	(158,860)	(134,046)
	128,680	124,159

Other assets	15,093	11,498

Customer contracts, net	25,074	29,343
Other intangible assets, net	70,940	71,704
Goodwill, net	496,265	496,446

Total assets	$889,516	$882,366

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2010	2009
Current liabilities:
Accounts payable	$19,080	$29,171
Accrued salaries and benefits	39,888	58,212
Accrued liabilities	26,710	25,004
Deferred revenue	6,026	4,639
Contract billings in excess of earned revenue	80,837	70,440
Current portion of long-term debt	4,152	2,192
Current portion of long-term liabilities	3,451	3,854
Total current liabilities	180,144	193,512

Long-term debt	231,565	254,345
Long-term deferred tax liability	15,579	14,617
Other long-term liabilities	44,798	42,615

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
34,290,814 and 33,858,917 shares outstanding	34	34
Additional paid-in capital	231,472	222,472
Retained earnings	190,656	158,880
Accumulated other comprehensive loss	(4,732)	(4,109)
Total stockholders’ equity	417,430	377,277

Total liabilities and stockholders’ equity	$889,516	$882,366

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$170,487	$181,642	$525,009	$542,214
Cost of services (exclusive of depreciation and amortization of $9,309, $8,517, $29,471, and $25,843, respectively, included below)	119,686	132,498	370,539	393,097
Selling, general & administrative expenses	17,420	17,816	53,358	55,050
Depreciation and amortization	12,772	11,956	39,666	36,155

Operating income	20,609	19,372	61,446	57,912
Gain on sale of investment	—	—	(1,163)	(2,581)
Interest expense	3,487	3,888	10,521	12,091
Legal settlement and related costs	—	—	—	39,956

Income before income taxes	17,122	15,484	52,088	8,446
Income tax expense	6,598	6,682	20,312	5,582

Net income	$10,524	$8,802	$31,776	$2,864

Earnings per share:
Basic	$0.31	$0.26	$0.93	$0.08

Diluted	$0.30	$0.26	$0.91	$0.08

Weighted average common shares
and equivalents:
Basic	34,231	33,745	34,103	33,701
Diluted	34,964	34,481	34,939	34,232

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$—	$34	$222,472	$158,880	$(4,109)	$377,277

Comprehensive income:

Net income	—	—	—	31,776	—	31,776

Net change in fair value of interest rate
swaps, net of income tax benefit of $646	—	—	—	—	(996)	(996)

Foreign currency translation adjustment	—	—	—	—	373	373

Total comprehensive income						31,153

Exercise of stock options	—	—	1,004	—	—	1,004

Tax effect of stock options and restricted stock units	—	—	38	—	—	38

Share-based employee compensation expense	—	—	7,958	—	—	7,958

Balance, September 30, 2010	$—	$34	$231,472	$190,656	$(4,732)	$417,430

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$31,776	$2,864
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	39,666	36,155
Amortization of deferred loan costs	1,350	1,128
Gain on sale of investment	(1,163)	(2,581)
(Gain) loss on disposal of property and equipment	(85)	955
Share-based employee compensation expense	7,958	7,863
Excess tax benefits from share-based payment arrangements	(1,048)	(162)
Increase in accounts receivable, net	(7,462)	(6,776)
Decrease (increase) in other current assets	5,740	(5,490)
(Decrease) increase in accounts payable	(3,260)	4,462
(Decrease) increase in accrued salaries and benefits	(18,364)	31,965
Increase (decrease) in other current liabilities	14,368	(3,667)
Deferred income taxes	51	5,339
Other	3,305	3,479
Increase in other assets	(1,043)	(454)
Payments on other long-term liabilities	(2,917)	(2,935)
Net cash flows provided by operating activities	68,872	72,145

Cash flows from investing activities:
Change in restricted cash	—	(538)
Sale of investment	1,163	11,626
Acquisition of property and equipment	(32,292)	(35,638)
Other	(4,211)	(3,655)
Net cash flows used in investing activities	(35,340)	(28,205)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	535,372	283,900
Payments of long-term debt	(563,206)	(325,826)
Deferred loan costs	(3,219)	(784)
Excess tax benefits from share-based payment arrangements	1,048	162
Exercise of stock options	1,004	265
Repurchases of stock options	—	(736)
Change in outstanding checks and other	(5,037)	(3,982)
Net cash flows used in financing activities	(34,038)	(47,001)

Effect of exchange rate changes on cash	104	213

Net decrease in cash and cash equivalents	(402)	(2,848)

Cash and cash equivalents, beginning of period	2,356	5,157

Cash and cash equivalents, end of period	$1,954	$2,309

Noncash Activities:
Assets acquired through capital lease obligations	$5,635	—

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures”.  This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements, rather than presenting such information on a net basis.  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, except for item 2) above, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this ASU did not have a material impact on our results of operations or statement of financial position.  We do not expect the adoption of item 2) above to have a material impact on the results of operations or statement of financial position.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock, and restricted stock units.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and nine months ended September 30, 2010, we recognized share-based compensation costs of $2.4 million and $8.0 million, respectively.  For the three months and nine months ended September 30, 2009, we recognized share-based compensation costs of $2.5 million and $7.9 million, respectively.

A summary of our stock options as of September 30, 2010 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2010	4,936	$18.46
Granted	875	15.33
Exercised	(215)	4.78
Forfeited or expired	(174)	20.37
Outstanding at September 30, 2010	5,422	18.44	4.96	$3,005
Exercisable at September 30, 2010	3,373	19.71	3.10	2,585

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2010 was $8.01 and $8.95, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of September 30, 2010 as well as activity during the nine months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2010	1,015	$22.21
Granted	144	15.22
Vested	(218)	16.91
Forfeited	(34)	28.08
Nonvested at September 30, 2010	907	22.13

(4)	Income Taxes

Our effective tax rate decreased to 38.5% for the three months ended September 30, 2010 compared to 43.2% for the three months ended September 30, 2009, primarily due to 1) the continued favorable impact from an earn-out adjustment recorded during the three months ended June 30, 2010 (see Note 6), and 2) a decrease in the level of certain expenses related to international operations for which we do not receive a tax benefit.

Our effective tax rate decreased to 39.0% for the nine months ended September 30, 2010 compared to 66.1% for the nine months ended September 30, 2009, primarily due to 1) the relatively small base of pretax income for the nine months ended September 30, 2009 in relation to certain unrecognized tax benefits and non-deductible expenses, 2) the favorable impact from an earn-out adjustment recorded during the three months ended June 30, 2010 (see Note 6), and 3) a decrease in the level of certain expenses related to international operations for which we do not receive a tax benefit.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at September 30, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$97	$—
Total assets	$97	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$301	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	517
Other long-term liabilities	—	8,216
Total liabilities	$301	$8,733

See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2010, we expect to reclassify $4.8 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with floating rate debt.

As of September 30, 2010, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$30,000	3.760%	March 30, 2011
2	40,000	3.433%	December 30, 2011
3	50,000	3.688%	December 30, 2011
4	40,000	3.855%	December 30, 2011
5	57,500	3.385%	December 31, 2013	(1)
6	57,500	3.375%	December 31, 2013	(2)

(1) This swap agreement becomes effective January 1, 2012.  The principal value of this swap agreement will amortize over a 24-month period.
(2) This swap agreement becomes effective January 3, 2012.  The principal value of this swap agreement will amortize over a 24-month period.

We currently meet hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three and nine months ended September 30, 2010:

(In $000s)	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(1,609)	Interest expense	$(1,286)	$(5,902)	Interest expense	$(4,260)

During the three and nine months ended September 30, 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  At September 30, 2010, we had forward contracts with notional amounts of $6.4 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of operations during the three and nine months ended September 30, 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2010:
(In 000s)	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$97	$—	$97	$(97)	$—
Liabilities:
Foreign currency exchange contracts	$301	$—	$301	$(97)	$204
Interest rate swap agreements	8,733	—	8,733	—	8,733
Contingent consideration liability	—	1,563	1,563	—	1,563

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

The contingent consideration liability represents the fair value of a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009.  The fair value was determined using a discounted cash flow model based on management’s estimate of future cash flows.  During the three months ended June 30, 2010, we revised our estimate of future cash flows, resulting in a net decrease of $1.5 million in the fair value of the contingent consideration liability, which was recorded to other income.  The change in the contingent consideration liability for the nine months ended September 30, 2010 is shown below:

(In $000s)	Contingent Consideration Liability
Balance, January 1, 2010	$3,043
Adjustment to liability	(1,480)
Balance, September 30, 2010	$1,563

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2010 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.0 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under our credit agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 7) at September 30, 2010 are $213.0 million and $228.9 million, respectively.

(7)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $192.5 million remained outstanding on September 30, 2010, and an uncommitted incremental accordion facility of $200.0 million.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of September 30, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of September 30, 2010, we are a party to six interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

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

The amended complaint, filed on September 22, 2008, alleged that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways.  The amended complaint further alleged that certain of the individual defendants also violated Section 20A of the Act based on their stock sales.  The plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, the lead plaintiff alleged generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November

13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The District Court gave final approval to the settlement by an order entered on September 24, 2010.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 but has not issued a ruling on the appeal.

ERISA Lawsuits

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court must approve this settlement after notice to the class before it may be considered final.  The class settlement has been reduced to writing and presented to the Court for preliminary approval.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  An arbitration hearing has been scheduled for July 11, 2011.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition; however, we may settle disputes, claims, sustain judgments or incur expenses relating to these matters in a particular fiscal quarter which may adversely affect our results of operations.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $31.3 million related to these agreements, $11.3 million of which will occur ratably from October 2010 through December 2012, and the remaining $20.0 million of which will occur ratably over a 20-year period beginning in 2013.

Medicare Health Support Pilots

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from the Centers for Medicare & Medicaid Services (“CMS”)) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots and $12.2 million of fixed fees.  At September 30, 2010, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.   We, along with several other participating organizations in the Medicare Health Support pilots, have submitted a proposal to CMS to resolve the issues related to the reconciliation; however, such proposal remains subject to approval by the United States government.

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

Comprehensive income, net of income taxes, was $10.9 million and $8.4 million for the three months ended September 30, 2010 and 2009, respectively, and $31.2 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively.

(11)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009:

(In 000s, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income - numerator for basic earnings per share	$10,524	$8,802	$31,776	$2,864

Denominator:
Shares used for basic earnings per share	34,231	33,745	34,103	33,701
Effect of dilutive securities outstanding:
Non-qualified stock options	341	389	440	281
Restricted stock units	392	347	396	250
Shares used for diluted earnings per share	34,964	34,481	34,939	34,232

Earnings per share:
Basic	$0.31	$0.26	$0.93	$0.08
Diluted	$0.30	$0.26	$0.91	$0.08

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	3,713	3,354	3,783	3,633
Restricted stock units	102	104	64	195

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people to adopt or maintain healthy behaviors, reduce health-related risks, and optimize care for health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

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

Second, our programs are designed to help people reduce health-related risks by:

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

Finally, our programs are designed to help people optimize care for health conditions by:

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

•	our ability to reach mutual agreement with the Centers for Medicare & Medicaid Services (“CMS”) with respect to results under Phase I of Medicare Health Support;
•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	our ability to accurately forecast the amount and timing of costs associated with the wind down of operations for a contract in Germany;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the risks associated with a significant concentration of our revenues with a limited number of customers;
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

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate acquired businesses or technologies into our business;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•	our ability to implement our new integrated data and technology solutions platform within the timeframe and cost estimates that we expect;
•	our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diabetes, cardiac, respiratory and/or other diseases or conditions for which we provide services;
•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;
•	the impact of legal proceedings involving us and/or our subsidiaries;
•
the impact of future state, federal, and international legislation and regulations applicable to our business, including the recently enacted Patient Protection and Affordable Care Act, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

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

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the nine months ended September 30, 2010 were performance-based and were subject to final reconciliation as of September 30, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

Approximately 19% of our revenues for the three and nine months ended September 30, 2010 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

Business Strategy

 The World Health Organization defines health as “…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall costs and improve workforce engagement, yielding better business performance for our customers.  Our programs are designed to improve well-being by helping people to:

•	adopt or maintain healthy behaviors;
•	reduce health-related risks; and
•	optimize care for health conditions.

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

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the nine months ended September 30, 2010 were performance-based and were subject to final reconciliation as of September 30, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide opportunities for us to receive incentive bonuses in excess of the contractual PMPM rate if we exceed contractual performance targets.

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

In 2005, we began participating in two Medicare Health Support pilots, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these pilots were performance-based.  Our original cooperative agreements required that, by the end of the third year, we achieve a cumulative net savings (total savings for the intervention population as compared to the control group less fees received from CMS) of 5.0%.  Under an amendment to our agreement for our stand-alone Medicare Health Support pilot in Maryland and the District of Columbia, we began serving a “refresh population” of approximately 4,500 beneficiaries on August 1, 2006, which was measured as a separate cohort for two years, by the end of which the program was required to achieve a 2.5% cumulative net savings when compared to a new control cohort.  In April 2008, we signed an amendment to our Medicare Health Support protocol with CMS, which changed the financial performance target for both the initial and the refresh populations to budget neutrality.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  Based upon this final reconciliation report as well as our performance over the term of the pilots, we have recognized $9.5 million of cumulative performance-based fees related to these pilots and $12.2 million of fixed fees.  At September 30, 2010, approximately $57.8 million of performance-based fees related to these pilots was recorded in contract billings in excess of earned revenue, $50.3 million of which related to fees collected, and the remaining $7.5 million of which related to fees billed but not collected due to CMS withholding payment of these fees.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.   We, along with several other participating organizations in the Medicare Health Support pilots, have submitted a proposal to CMS to resolve the issues related to the reconciliation; however, such proposal remains subject to approval by the United States government.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of September 30, 2010, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $38.3 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2010, we recognized a net increase in revenue of approximately $3.6 million that related to services provided prior to January 1, 2010.

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

Results of Operations

The following table shows the components of the statements of operations for the three and nine months ended September 30, 2010 and 2009 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	70.2%	72.9%	70.6%	72.5%
Selling, general and administrative expenses	10.2%	9.8%	10.2%	10.2%
Depreciation and amortization	7.5%	6.6%	7.6%	6.7%
Operating income (1)	12.1%	10.7%	11.7%	10.7%

Gain on sale of investment	—	—	(0.2)%	(0.5)%
Interest expense	2.0%	2.1%	2.0%	2.2%
Legal settlement and related costs	—	—	—	7.4%

Income before income taxes (1)	10.0%	8.5%	9.9%	1.6%
Income tax expense	3.9%	3.7%	3.9%	1.0%

Net income (1)	6.2%	4.8%	6.1%	0.5%

(1) Figures may not add due to rounding.

Revenues

Revenues decreased $11.2 million, or 6.1%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	a decrease in performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the three months ended September 30, 2009.

These decreases were somewhat offset by increased revenues from the commencement of contracts with new customers and from an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

Revenues decreased $17.2 million, or 3.2%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to contract restructurings and terminations with certain customers, somewhat offset by increased revenues from the commencement of contracts with new customers and from an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 70.2% for the three months ended September 30, 2010 compared to 72.9% for the three months ended September 30, 2009, primarily due to the following:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods; and
•
a more favorable cost structure within our fitness center programs, primarily related to certain contract restructurings and the integration of two fitness center networks into a single, common network.

These decreases were somewhat offset by an increase in cost of services as a percentage of revenues primarily due to a higher portion of our revenue being generated by fitness center programs, certain health improvement programs, and new programs in their early stages, which typically have a higher cost of services as a percentage of revenue than our other programs.

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 70.6% for the nine months ended September 30, 2010 compared to 72.5% for the nine months ended September 30, 2009, primarily due to the following:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•
a decrease in salaries and benefits expense, primarily due to 1) a restructuring of the Company, which was largely completed during the fourth quarter of calendar 2008 but for which some employee terminations continued into early 2009; 2) certain other employee reductions in 2009; and 3) a net decrease in health insurance costs related to changes in employee medical plan design, which included a number of wellness initiatives aimed at improving employee health, in 2010;

•	cost savings related to certain operational efficiencies; and
•
a more favorable cost structure within our fitness center programs, primarily related to certain contract restructurings and the integration of two fitness center networks into a single, common network.

These decreases were somewhat offset by an increase in cost of services as a percentage of revenues primarily due to a higher portion of our revenue being generated by fitness center programs, certain health improvement programs, and new programs in their early stages, which typically have a higher cost of services as a percentage of revenue than our other programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three and nine months ended September 30, 2010 remained relatively consistent with the comparable periods in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million and $3.5 million, or 6.8% and 9.7%, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to increased depreciation expense resulting from the implementation of our new Embrace platform and other capital expenditures related to computer software, which we anticipate will also result in increased depreciation expense for the remainder of 2010 compared to the same period in 2009.

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

Interest Expense

Interest expense for the three months ended September 30, 2010 decreased $0.4 million compared to the three months ended September 30, 2009, primarily as a result of 1) a decrease in the average interest rate paid on outstanding borrowings due to a decline in LIBOR rates and the expiration of certain interest rate swap agreements in March 2010 and 2) a lower average level of outstanding borrowings under our credit agreement during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Interest expense for the nine months ended September 30, 2010 decreased $1.6 million compared to the nine months ended September 30, 2009, primarily as a result of a 1) a decrease in the average interest rate paid on outstanding borrowings due to a decline in LIBOR rates and the expiration of certain interest rate swap agreements in March 2010 and 2) a lower average level of outstanding borrowings under our credit agreement during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Legal Settlement and Related Costs

In March 2009, our Board of Directors approved a settlement of a qui tam lawsuit filed in 1994 on behalf of the United States government related to the Company’s former Diabetes Treatment Center of America business.  As a result of the settlement, which was effective as of April 1, 2009, we incurred a charge in the second quarter of 2009 of approximately $40 million, including a $28 million payment to the United States government and payment of approximately $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

Income Tax Expense

Our effective tax rate decreased to 38.5% for the three months ended September 30, 2010 compared to 43.2% for the three months ended September 30, 2009, primarily due to 1) the continued favorable impact from an earn-out adjustment recorded during the three months ended June 30, 2010 (see Note 6), and 2) a decrease in the level of certain expenses related to international operations for which we do not receive a tax benefit.

Our effective tax rate decreased to 39.0% for the nine months ended September 30, 2010 compared to 66.1% for the nine months ended September 30, 2009, primarily due to 1) the relatively small base of pretax income for the nine months ended September 30, 2009 in relation to certain unrecognized tax benefits and non-deductible expenses, 2) the favorable impact from an earn-out adjustment recorded during the three months ended June 30, 2010 (see Note 6), and 3) a decrease in the level of certain expenses related to international operations for which we do not receive a tax benefit.

We anticipate that our effective tax rate for the remainder of calendar 2010 will remain consistent with the effective rate for the nine months ended September 30, 2010; however, we will continue to monitor and adjust the rate based upon changes in the geographic mix of our earnings, adjustments to uncertain tax positions, and consideration of other tax issues affecting the company.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2010 provided cash of $68.9 million compared to $72.1 million for the nine months ended September 30, 2009.  The decrease in operating cash flow is primarily due to the following:

•	payments during the nine months ended September 30, 2010 related to short-term incentive compensation earned and accrued over the sixteen months ended December 31, 2009; and
•	the timing of several significant vendor payments.

These decreases in operating cash flow were mostly offset by an increase in operating cash flow primarily due to income tax payments, which were higher during the nine months ended September 30, 2009 primarily due to a change in the timing of estimated tax payments resulting from the change in our fiscal year.

Investing activities during the nine months ended September 30, 2010 used $35.3 million in cash, which primarily consisted of capital expenditures associated with our new Embrace platform.

Financing activities during the nine months ended September 30, 2010 used $34.0 million in cash, primarily due to net payments on borrowings under our credit agreement.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $192.5 million remained outstanding on September 30, 2010, and an uncommitted incremental accordion facility of $200.0 million.  As of September 30, 2010, availability under our revolving credit facility totaled $256.0 million.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of September 30, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As of September 30, 2010, we are a party to the following interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay the following fixed rates of interest:

Swap #	Original Notional Amount (in $000s)	Fixed Interest Rate	Termination Date
1	$30,000	3.760%	March 30, 2011
2	40,000	3.433%	December 30, 2011
3	50,000	3.688%	December 30, 2011
4	40,000	3.855%	December 30, 2011
5	57,500	3.385%	December 31, 2013	(1)
6	57,500	3.375%	December 31, 2013	(2)

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

In October 2010, our Board of Directors authorized a share repurchase program which allows for the repurchase over a two-year period of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions.

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Fourth Amended Credit Agreement will continue to enable us to meet our contractual obligations, to effect the share repurchase program, and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  Current economic conditions, including turmoil and uncertainty in the financial services industry, have created constraints on liquidity and the ability of some entities to obtain credit from banks or in the capital markets.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures”.  This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements, rather than presenting such information on a net basis.  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, except for item 2) above, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this ASU did not have a material impact on our results of operations or statement of financial position.  We do not expect the adoption of item 2) above to have a material impact on the results of operations or statement of financial position.

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

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.8 million for the nine months ended September 30, 2010.

As a result of our investment in international initiatives, as of September 30, 2010 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the nine months ended September 30, 2010.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The amended complaint, filed on September 22, 2008, alleged that the Company and the individual defendants violated Sections 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants violated Section 20(a) of the Act as “control persons” of Healthways.  The amended complaint further alleged that certain of the individual defendants also violated Section 20A of the Act based on their stock sales.  The plaintiff purports to bring these claims for unspecified monetary damages on behalf of a class of investors who purchased Healthways stock between July 5, 2007 and August 25, 2008.

In support of these claims, the lead plaintiff alleged generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The District Court gave final approval to the settlement by an order entered on September 24, 2010.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on this appeal on October 13, 2010 but has not issued a ruling in the appeal.

ERISA Lawsuits

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court must approve this settlement after notice to the class before it may be considered final.  The class settlement has been reduced to writing and presented to the Court for preliminary approval.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  An arbitration hearing has been scheduled for July 11, 2011.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition; however, we may settle disputes, claims, sustain judgments or incur expenses relating to these matters in a particular fiscal quarter which may adversely affect our results of operations.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $31.3 million related to these agreements, $11.3 million of which will occur ratably from October 2010 through December 2012, and the remaining $20.0 million of which will occur ratably over a 20-year period beginning in 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Long-term performance award agreement dated October 26, 2010 between the Company and Matthew E. Kelliher

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	November 8, 2010	By	/s/ Mary A. Chaput
Mary A. Chaput
Chief Financial Officer
(Principal Financial Officer)

Date	November 8, 2010	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Accounting Officer
(Principal Accounting Officer)