Form 10-K
period 2010-12-31
HEALTHWAYS, INC
filed 2011-03-15
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Yes   ☐   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☒   Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $396.1 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of March 8, 2011, 34,032,985 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I.

Item 1. Business

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and associated costs from the loss of employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil and Australia.  We operate care enhancement and coaching centers worldwide staffed with licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 39,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people to adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness, weight management, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, health coaching, and behavior change techniques and support.  We believe this approach improves the well-being status of member populations and reduces the short- and long-term direct healthcare costs for participants, including associated costs from the loss of employee productivity.

Second, our programs are designed to help people reduce health-related risk factors by:

•	promoting the change and improvement of the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained nurses and other healthcare professionals to create and sustain healthier behaviors for those individuals at-risk or in the early stages of chronic conditions.

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness program or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

Finally, our programs are designed to help people optimize care for identified health conditions by:

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

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs, including those who have specific gaps in care, and through evidence-based interventions drive adherence to proven standards of care, medication regimens and physicians’ plans of care to reduce disease progression and related medical spending.

We recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously.  By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe creating real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance.

Change in Fiscal Year

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31.  Accordingly, our 2009 fiscal year began on January 1, 2009 following a four-month transition period ended December 31, 2008.  References herein to fiscal 2009 refer to the year ended December 31, 2009; references herein to fiscal 2008 refer to the year ended August 31, 2008.

Customer Contracts

Contract Terms

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the SilverSneakers® fitness program, include fees that are based upon member participation.
Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during 2010 were performance-based and were subject to final reconciliation as of December 31, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

Technology

Our solutions require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual’s readiness to change and provide personalized support through appropriate messaging using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof to motivate and sustain healthy behaviors.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at December 31, 2010.  Annualized revenue in backlog as of December 31, 2010 and 2009 was as follows:

	December 31,	December 31,
(In 000s)	2010	2009
Annualized revenue in backlog	$37,100	$32,400

Demand for our services from self-insured employer accounts, which generally begin their benefit year on January 1, has often resulted in a disproportionate amount of our new business beginning on this date.

Business Strategy

 The World Health Organization defines health as “…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall healthcare costs and improve workforce engagement, yielding better business performance for our customers.  Our programs are designed to improve well-being by helping people to:

•	adopt or maintain healthy behaviors;
•	reduce health-related risk factors; and
•	optimize care for identified health conditions.

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall healthcare costs and improving productivity for individuals, families, health plans, governments, employers and communities.

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

To enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point.  We believe we can achieve health and well-being improvements in a population and generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her health journey.

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

Our strategy includes as a priority the ongoing expansion of our value proposition through the introduction of our total population management solution.  This solution, in addition to improving individuals’ health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of lost productivity for health-related reasons.  With the success of our total population management solution, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

Our strategy also includes the further enhancement and deployment of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

We anticipate continuing to enhance, expand and integrate additional capabilities with health plans and to pursue opportunities with domestic government entities and communities as well as the public and private sectors of healthcare in international markets.  In addition, the significant changes in government regulation of healthcare (see “Industry Integration and Consolidation” and “Government Regulation” below) may afford us expanded opportunities to provide services to health plans and employers as well as collaborate with and/or directly provide solutions to integrated medical systems and provider groups in the post healthcare reform marketplace.

Segment and Major Customer Information

We have one reportable segment, well-being improvement services.  During 2010, CIGNA HealthCare, Inc. comprised approximately 19% of our revenues.  No other customer accounted for 10% or more of our revenues in 2010.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of well-being improvement services and other services to health plans and self-insured employers, or have announced an intention to offer such services.  These entities include disease management companies, health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, web-based medical content companies, and other entities that provide services to health plans, self-insured employers and government entities.

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including our scope of strategic relationships, state-of-the-art call center technology linked to our proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment and training of our clinical colleagues, our experienced management team, the comprehensive clinical nature of our product offerings, our established reputation for providing well-being improvement services to members with health risk factors or chronic diseases, and the proven financial and clinical outcomes of our programs; however, we cannot assure you that we can compete effectively with other companies such as those noted above.

Industry Integration and Consolidation

Consolidation has been an important factor in all aspects of the healthcare industry, including the well-being and health management sector.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan or employer customers if they are acquired by other health plans or employers which already have, or are not interested in, our programs.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), into law.  Among other things, PPACA requires the U.S. Department of Health & Human Services (“HHS”) to establish a Medicare Shared Savings Program that promotes accountability and coordination of care among providers through the creation of Accountable Care Organizations (“ACOs”) beginning no later than January 1, 2012.  The program will allow providers, including hospitals, physicians, and other designated professionals, to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.  Further, PPACA requires HHS to establish voluntary national bundled payment programs under which participating groups of providers would receive a single payment for certain medical conditions or episodes of care.  While ACOs and bundled payments are Medicare programs under PPACA, commercial insurers and private managed care health plans may increasingly shift to ACO and bundled payment models as well.  We expect these and other changes resulting from PPACA to further encourage integration and increase consolidation in the healthcare industry.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under the “Risk Factors” below.

Patient Protection and Affordable Care Act

PPACA changes how healthcare services are covered, delivered, and reimbursed through, among other things, significant reductions in the growth of Medicare program payments.  In addition, PPACA reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.  PPACA contains provisions that have, and will continue to have an impact on our customers, including commercial health plans and Medicare Advantage programs.

Among other things, PPACA, as enacted, seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance in addition to a number of health insurance market reforms.  In addition, PPACA contains several provisions that encourage utilization of preventative services and wellness programs, such as those provided by the Company.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, as enacted, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum medical loss ratios (“MLRs”) for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates if the actual loss ratios fall below these minimums.  We anticipate that a substantial majority of our services will qualify as medical expenses; however, regulations implementing MLR requirements have yet to be finalized.

It is difficult to predict with any reasonable certainty the full impact of PPACA on the Company due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment.  Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Some federal district courts have upheld the constitutionality of PPACA or dismissed cases on procedural grounds.  Others have found unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either declared PPACA void in its entirety or left the remainder of the law intact.  These lawsuits are subject to appeal, and it is unclear how federal lawsuits challenging the constitutionality of PPACA will be resolved or what the effect will be on any resulting changes to the law.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us.  As enacted, PPACA will impact Medicare Advantage programs in a variety of ways.  PPACA reduces premium payments to Medicare Advantage plans such that the managed care per capita payments paid by the Centers for Medicare & Medicaid Services (“CMS”) to Medicare Advantage plans are, on average, equal to those for traditional Medicare.  While PPACA will award bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans are expected to be significantly reduced under PPACA.  The impact of these reductions on the Company’s business is not yet clear.

While many of the governmental and regulatory requirements affecting healthcare delivery generally do not directly apply to us, our customers must comply with a variety of regulations including Medicare Advantage marketing and other restrictions, the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes and health codes.  Certain of our services, including health service utilization management and certain claims payment functions, require licensure by government agencies.  We are subject to a variety of legal requirements in order to obtain and maintain such licenses.

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

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively restrict the use and disclosure of individually-identifiable health information by health plans, most healthcare providers, and certain other entities (collectively, “covered entities”).  Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information.  We are required to comply with certain aspects of the HIPAA privacy and security regulations as a result of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the services we provide, and our customer contracts.  We may be subject to civil and criminal penalties for violations of the regulations.  ARRA significantly increased the civil penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, we may be contractually or directly obligated to comply with any applicable state laws or regulations related to the confidentiality and security of confidential personal information.  In the event of a data breach involving protected health information, we are subject to contractual obligations and state and federal requirements that may require us to notify our customers or individuals affected by the breach.  These requirements may also require us or our customers to notify regulatory agencies and the media of the data breach.

Federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs.  Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment.

There are many potential bases for liability under the False Claims Act.  Liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, and the False Claims Act defines the term “knowingly” broadly.  In some cases, whistleblowers, the federal government, and some courts have taken the position that entities that allegedly have violated other statutes, such as the “fraud and abuse” provisions of the Social Security Act, have thereby submitted false claims under the False Claims Act.  From time to time, participants in the healthcare industry, including our company and our customers, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions.

Employees

As of March 1, 2011, we had approximately 2,800 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have a good relationship with our employees.

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

A significant percentage of our revenues is derived from health plan customers.  The health plan industry continues to undergo a period of consolidation, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans that already participate in competing programs or are not interested in our programs.  In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations.  Our health plan customers are subject to increased obligations under PPACA, including new benefit mandates, limitations on exclusions and factors used for rate setting, requirements on MLRs and increased taxes.  In determining how to meet these requirements, health plan customers or prospective customers may seek reduced fees or choose to reduce or delay the purchase of our services.

We currently derive a large percentage of our revenues from one customer.

    Because of the size of its membership and the breadth of the services purchased from us, CIGNA HealthCare, Inc. comprised approximately 19% of our revenues in 2010.  Our contract with CIGNA continues into 2013.  The loss of, or the restructuring of a contract with, this or other large customers could have a material adverse effect on our business and results of operations.  No other customer accounted for 10% or more of our revenues in 2010.

Our business strategy is dependent in part on developing new and additional products to complement our existing services, as well as establishing additional distribution channels through which we may offer our products and services.

           Our strategy focuses on helping people to adopt or maintain healthy behaviors, reducing health-related risk factors, and optimizing care for identified health conditions.  While we have considerable experience in solutions with a broad range of medical conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our programs within expected timelines or cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts; and our ability to deliver outcomes on any new products or services.  In addition, as part of our business strategy, we may enter into relationships, such as our strategic relationship with Medco Health Solutions, Inc., to establish additional distribution channels through which we may offer our products and services.  As we offer products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

Failure to successfully execute on the terms of our contracts could result in significant harm to our business.

    Our ability to grow and expand our business is contingent upon our ability to achieve desired financial savings, clinical performance targets, and productivity improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers.  Certain customer contracts provide that a portion of our fees may be refundable to the customer if our programs do not achieve targeted savings performance.  There is no guarantee that we will achieve the necessary cost savings and clinical outcomes improvements under our contracts within the time frames contemplated and reach mutual agreement with customers with respect to cost savings.  Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired financial savings and clinical outcomes.  Our inability to meet or exceed the targets under our customer contracts could have a material adverse effect on our business and results of operations.  Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

    In addition, certain of our contracts are increasing in complexity, requiring integration of data, systems, people, programs and services, the execution of sophisticated business activities, and the delivery of a broad array of services to large numbers of people who may be geographically disbursed.  The failure to successfully manage and execute the terms of these agreements could result in the loss of fees and/or contracts and could adversely affect our business and results of operations.

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

    Economic difficulties and other macroeconomic conditions have reduced the demand and/or the timing of purchases for certain of our services from customers and potential customers.  A loss of a customer or a reduction in a customer’s enrolled lives could have a material adverse effect on our business and results of operations.  In addition, current economic conditions could create liquidity and credit constraints.  We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

The expansion of our services into international markets subjects us to additional business, regulatory and financial risks.

    We intend to continue expanding our international operations as part of our business strategy.  We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets.  Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is relatively immature and also involves many new solutions, there is no guarantee that we will be able to achieve the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the time frames contemplated and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have a material adverse effect on our business.

    In addition, as a result of doing business in foreign markets, we are subject to a variety of risks which are different from or additional to the risks we face within the United States. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors which are beyond our control.  These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.  In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.  Other factors which may impact our international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations and other activities of foreign governments, agencies and similar organizations. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

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

    On March 30, 2010, we entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock.  As of December 31, 2010, our long-term debt, including the current portion, was $241.3 million.

    Our indebtedness could have a material adverse effect on our financial condition by, among other things,:

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

    We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2010, we had approximately $496.3 million and $94.3 million of goodwill and intangible assets, respectively.  On an ongoing basis, we evaluate whether the carrying values of goodwill and intangible assets are impaired.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings which could have a material adverse effect on our results of operations for the period in which the impairment occurs and/or could impact our compliance with the covenant requirements of the Fourth Amended Credit Agreement.

A failure of our information systems could adversely affect our business.

Our ability to deliver our services depends on effectively using information technology.  We believe that our state-of-the-art integrated technology platform  and call center technology provides us with a competitive advantage in the industry; however, we expect to continually invest in updating and expanding our information technology.  In some cases, we may have to make systems investments before we generate revenues from contracts with new customers.  In addition, these system requirements expose us to technology obsolescence risks

The nature of our business involves the receipt and storage of a significant amount of health information about the participants of our programs.  If we experience a data security breach, we could be exposed to government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect the health information of their members, which could cause them to discontinue usage of our services.

We rely upon our information systems for operating and monitoring all major aspects of our business. These systems and our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, security breaches, computer viruses, intentional attacks by third parties or other unexpected events. Any disruption in the operation of our information systems, regardless of the cause, could adversely impact our operations, which may affect our financial condition, results of operations and cash flows.

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

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state legislation or regulation could preempt federal confidentiality and security regulations if it is more restrictive.  We are required by contract, the services we provide, and ARRA to comply with certain aspects of the federal confidentiality and security regulations.

Although we continually monitor the extent to which federal and state legislation or regulations may govern our operations, new federal or state legislation or regulation in this area that restricts our ability to obtain and handle individually-identifiable health information or that otherwise restricts our operations could have a material negative impact on our results of operations.

Government regulators may interpret current regulations or adopt new legislation governing our operations in a manner that subjects us to penalties or negatively impacts our ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers.

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

In addition, certain of our services, including health utilization management and certain claims payment functions, require licensure by government agencies.  We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements.  Failure to obtain and maintain any required licenses or failure to comply with other laws and regulations applicable to our business could have a material negative impact on our operations.

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

Healthcare reform legislation may result in a reduction to our revenues from government health plans and private insurance companies.

In March 2010, President Obama signed PPACA into law.  Among other things, PPACA seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance and a number of health insurance market reforms.  PPACA also contains several provisions that encourage the utilization of preventive services and wellness programs, such as those provided by the Company.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, as enacted, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum MLRs for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses must be at least 80% for individual and small group health coverage and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates if the actual loss ratios fall below these minimums.  While we anticipate that a substantial majority of our services will qualify as medical expenses in MLR calculations, we cannot guarantee that the final regulations implementing the MLR mandate will define our services as medical expenses.

Increased obligations of health plans under PPACA as well as PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment or repeal may cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees.  PPACA also reduces funding to Medicare Advantage programs, which may cause some Medicare Advantage plans to raise premiums or limit benefits, potentially reducing demand for our programs, either through Medicare Advantage plans eliminating our programs or causing some Medicare beneficiaries to terminate their Medicare Advantage coverage.  While we believe that our programs and services specifically assist our customers in controlling their costs and improving their competitiveness, it is possible that some provisions of PPACA will adversely affect the profitability of our customers in such a manner that the demand for our programs and services would be reduced.  Because of the many variables involved, we are unable to predict all of the ways in which PPACA could impact the Company.  These changes, other reforms imposed by PPACA, future legislative initiatives, and/or government regulation could adversely affect our operations or reduce the demand for our services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our call centers, pursuant to an agreement that expires in February 2023.

We also lease office space for our 12 other call center locations for an aggregate of approximately 300,000 square feet of space with lease terms expiring on various dates from 2011 to 2016.  Our operations support and training offices contain approximately 130,000 square feet in aggregate and have lease terms expiring from 2011 to 2016.

Item 3.  Legal Proceedings

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

In support of these claims, the lead plaintiff alleged generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for CMS, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The District Court gave final approval to the settlement by an order entered on September 24, 2010.  As a result of the Company’s insurance coverage, this settlement did not result in any charge to the Company.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the trial court’s dismissal on March 14, 2011.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  On December 31, 2010, the District Court gave preliminary approval of the proposed settlement, ordered that the notice be provided to the class, and set the Fairness Hearing for final approval on April 25, 2011.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

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

Item 4.  Removed and Reserved.

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of December 31, 2010.  Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Ben R. Leedle, Jr.	49
Chief Executive Officer and director of the Company since September 2003, President from May 2002 through October 2008, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002.  Senior Vice President from 1996 until 2000.

Stefen F. Brueckner	61
President and Chief Operating Officer of the Company since October 2008.  Vice President, Senior Products, for Humana Inc., from 2005 to 2008 and Vice President, Market Operations and Large Group Underwriting, from 2001 to 2005.

Mary A. Chaput	60	Chief Financial Officer and Secretary of the Company since October 2001.

Matthew E. Kelliher	55	President, International Business, of the Company since September 2004.

Alfred Lumsdaine	45	Chief Accounting Officer since February 2002.

Anne M. Wilkins	44	Vice President, Marketing and Strategy, of the Company since May 2008. Partner and Managing Director and lead of the North America Payer practice of the Boston Consulting Group from 2003 to 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter on The NASDAQ Stock Market (“NASDAQ”) under the symbol HWAY.

The following table sets forth the high and low sales prices per share of Common Stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2010
First quarter	$19.50	$14.76
Second quarter	17.64	11.78
Third quarter	15.18	11.44
Fourth quarter	12.49	9.50

Year ended December 31, 2009
First quarter	$15.52	$7.01
Second quarter	14.78	8.27
Third quarter	16.86	12.03
Fourth quarter	19.44	13.31

Holders

    At March 1, 2011, there were approximately 15,000 holders of our common stock, including 194 stockholders of record.

Dividends

    We have never declared or paid a cash dividend on our common stock.  We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  Our Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion; however, our Fourth Amended Credit Agreement places restrictions on the payment of dividends.  For further discussion of the Fourth Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

Repurchases of Common Stock

The following table contains information for shares of our common stock that we repurchased during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 through 31	10,000	$10.34	10,000	$59,896,600
November 1 through 30	182,200	$10.64	192,200	$57,957,992
December 1 through 31	237,454	$10.33	429,654	$55,505,092

Total	429,654

(1)  All share repurchases between October 1, 2010 and December 31, 2010 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

Item 6.  Selected Financial Data

(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2010	2009	2008	2008	2007	2006
	(1)	(1)	(1)	(1)	(1)
Operating Results:
Revenues	$720,333	$717,426	$244,737	$736,243	$615,586	$412,308
Cost of services (exclusive of depreciation and amortization included below)	493,713	522,999	177,651	503,940	417,721	281,161
Selling, general and administrative expenses	72,830	71,535	27,790	71,342	67,352	44,417
Depreciation and amortization	52,756	49,289	16,188	47,479	37,044	24,517
Impairment loss	—	—	4,344	—	—	—
Restructuring and related charges	10,258	—	10,264	—	—	—
Operating income	$90,776	$73,603	$8,500	$113,482	$93,469	$62,213
Gain on sale of investment	(1,163)	(2,581)	—	—	—	—
Interest expense	14,164	15,717	6,757	20,927	18,185	1,053
Legal settlement and related costs	—	39,956	—	—	—	—

Income before income taxes	$77,775	$20,511	$1,743	$92,555	$75,284	$61,160
Income tax expense	30,445	10,137	1,009	37,740	30,163	24,009
Net income	$47,330	$10,374	$734	$54,815	$45,121	$37,151

Basic income per share: (1)	$1.39	$0.31	$0.02	$1.57	$1.29	$1.08

Diluted income per share: (1)	$1.36	$0.30	$0.02	$1.50	$1.22	$1.02

Weighted average common shares and
equivalents:
Basic	34,129	33,730	33,616	34,977	35,049	34,348
Diluted	34,902	34,359	34,038	36,597	37,002	36,379

Balance Sheet Data:
Cash and cash equivalents	$1,064	$2,356	$5,157	$35,242	$47,655	$154,792
Working capital (deficit)	547	(44,296)	(6,034)	21,276	10,792	124,469
Total assets	861,689	882,366	883,090	906,813	828,845	382,386
Long-term debt	243,425	254,345	304,372	345,395	297,059	236
Other long-term liabilities	39,140	42,615	39,533	31,227	14,388	10,853
Stockholders’ equity	430,841	377,277	357,036	354,334	362,750	274,873

Other Operating Data:
Annualized revenue in backlog	$37,100	$32,400	$35,900	$13,600	$39,900	$6,625

(1)	Includes operating results, balance sheet data, and other operating data of Axia Health Management, Inc. since the date of the acquisition, which was December 1, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and associated costs from the loss of employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil and Australia.  We operate care enhancement and coaching centers worldwide staffed with licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 39,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people to adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness, weight management, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, health coaching, and behavior change techniques and support.  We believe this approach improves the well-being status of member populations and reduces the short- and long-term direct healthcare costs for participants, including associated costs from the loss of employee productivity.

Second, our programs are designed to help people reduce health-related risk factors by:

•	promoting the change and improvement of the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained nurses and other healthcare professionals to create and sustain healthier behaviors for those individuals at-risk or in the early stages of chronic conditions.

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers fitness program or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

Finally, our programs are designed to help people optimize care for identified health conditions by:

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

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs, including those who have specific gaps in care, and through evidence-based interventions drive adherence to proven standards of care, medication regimens and physicians’ plans of care to reduce disease progression and related medical spending.

We recognize that each individual plays a variety of roles in his or her pursuit of health, often simultaneously.  By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe creating real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance.

Change in Fiscal Year

In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31.  Accordingly, our 2009 fiscal year began on January 1, 2009 following a four-month transition period ended December 31, 2008.  References herein to fiscal 2009 refer to the year ended December 31, 2009; references herein to fiscal 2008 refer to the year ended August 31, 2008.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties.  Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.”  In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements.  Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements.  The important factors include but are not limited to:

• ·	our ability to sign and implement new contracts for our solutions; our ability to accurately forecast the costs required to fully implement new contracts;

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

•	the impact of PPACA on our operations and/or the demand for our services;
•
the impact of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to implement our strategy of establishing a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;
•
our ability to achieve the contractually required cost savings and clinical outcomes improvements and reach mutual agreement with customers with respect to cost savings, or to achieve such savings and improvements within the time frames contemplated by us;

•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•
our ability and/or the ability of our customers to enroll participants and to estimate their level of enrollment and participation in our programs in a manner and within the timeframe anticipated by us;

•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt and make principal and interest payments as those payments become due;
•
the risks associated with changes in macroeconomic conditions, which may reduce the demand and/or the timing of purchases for our services from customers or potential customers, reduce the number of covered lives of our existing customers, or restrict our ability to obtain additional financing;

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate acquired businesses or technologies into our business and to accurately forecast the related costs;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•	our ability to implement our new integrated data and technology solutions platform within the required timeframe and expected cost estimates;
•	our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services;
•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;
•	the impact of legal proceedings involving us and/or our subsidiaries;

•
the impact of future state, federal, and international legislation and regulations applicable to our business, including PPACA, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

• ·
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

Revenue Recognition

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the SilverSneakers fitness program, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during 2010 were performance-based and were subject to final reconciliation as of December 31, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Deferred revenues arise from contracts which permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  We typically bill for any incentive bonus after the contract is settled.  Fees for service are typically billed in the month after the services are provided.

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

In 2005, we began participating in two Medicare Health Support programs, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these programs were performance-based.   In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.  Based upon this final reconciliation report as well as our performance over the term of the programs, as of September 30, 2010, we had recognized $9.5 million of cumulative performance-based fees related to these programs and $12.2 million of fixed fees.  In December 2010 we reached a final settlement with CMS associated with our participation in both of these programs.  As a result of the settlement, we recorded additional revenues of $22.3 million during the fourth quarter of 2010, bringing the total revenues recognized for the programs to $44.0 million.  Additionally, we refunded $28.0 million, which resulted in a reduction to our contract billings in excess of earned revenue balance sheet account during the fourth quarter of 2010.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2010, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $38.8 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During fiscal 2010, we recognized a net increase in revenue of $25.8 million that related to services provided prior to fiscal 2010, which included the aforementioned $22.3 million related to a final settlement with CMS.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We completed an annual goodwill impairment test as of October 31, 2010 and concluded that no impairment of goodwill exists.

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

Except for certain trade names which have an indefinite life and are not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, using the straight-line method over their estimated useful lives.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Our business strategy reflects our passion to enhance health and well-being, and as a result, reduce overall healthcare costs and improve workforce engagement, yielding better business performance for our customers.  Our programs are designed to improve well-being by helping people to:

•	adopt or maintain healthy behaviors;
•	reduce health-related risk factors; and
•	optimize care for identified health conditions.

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall healthcare costs and improving productivity for individuals, families, health plans, governments, employers and communities.

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

To enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point.  We believe we can achieve health and well-being improvements in a population and generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her health journey.

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

Our strategy includes as a priority the ongoing expansion of our value proposition through the introduction of our total population management solution.  This solution, in addition to improving individuals’ health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of lost productivity for health-related reasons.  With the success of our total population management solution, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

Our strategy also includes the further enhancement and deployment of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his/her medical and health experts, using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities and/or through selective acquisitions or investments.

We anticipate continuing to enhance, expand and integrate additional capabilities with health plans and to pursue opportunities with domestic government entities and communities as well as the public and private sectors of healthcare in international markets.  In addition, the significant changes in government regulation of healthcare may afford us expanded opportunities to provide services to health plans and employers as well as collaborate with and/or directly provide solutions to integrated medical systems and provider groups in the post healthcare reform marketplace.

Results of Operations

The following table shows the components of the statements of operations for the fiscal years ended December 31, 2010 and 2009, the four months ended December 31, 2008 and 2007, and the fiscal year ended August 31, 2008 expressed as a percentage of revenues.

	Year Ended December 31,		Four Months Ended December 31,		Year Ended
					August 31,
	2010	2009	2008	2007	2008

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	68.5%	72.9%	72.6%	69.9%	68.4%
Selling, general and administrative expenses	10.1%	10.0%	11.4%	9.3%	9.7%
Depreciation and amortization	7.3%	6.9%	6.6%	5.8%	6.4%
Impairment loss	—	—	1.8%	—	—
Restructuring and related charges	1.4%	—	4.2%	—	—
Operating income (1)	12.6%	10.3%	3.5%	15.0%	15.4%

Gain on sale of investment	(0.2)%	(0.4)%	—	—	—
Interest expense	2.0%	2.2%	2.8%	3.0%	2.8%
Legal settlement	—	5.6%	—	—	—

Income before income taxes	10.8%	2.9%	0.7%	11.9%	12.6%
Income tax expense	4.2%	1.4%	0.4%	4.9%	5.1%

Net income (1)	6.6%	1.4%	0.3%	7.0%	7.4%

(1) Figures may not add due to rounding.

Revenues

Revenues for fiscal 2010 increased $2.9 million, or 0.4%, over fiscal 2009, primarily due to the following:

•	the commencement of contracts with new customers;
•	the recognition of revenues in connection with a final settlement with CMS associated with our participation in two Medicare Health Support programs; and
•	an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

These increases were somewhat offset by decreases in revenues primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	a decrease in performance-based revenues due to our inability to measure and achieve performance targets on certain contracts during fiscal 2010.

Revenues for fiscal 2009 decreased $18.8 million, or 2.6%, over fiscal 2008, primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	decreased revenues related to our Medicare Health Support programs, which ended in January and July 2008, respectively.

These decreases were somewhat offset by increases in revenues primarily due to the following:

•	the commencement of contracts with new customers;
•	an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs;
•	growth in the number of self-insured employer lives under existing customer contracts;
•	increased performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during fiscal 2009; and
•	increased membership in customers’ existing programs.

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

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2010 decreased to 68.5% compared to 72.9% for fiscal 2009, primarily due to the following:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•
a decrease in salaries and benefits expense, primarily due to 1) a restructuring of the Company, which was largely completed during the fourth quarter of calendar 2008 but for which some employee terminations continued into early 2009; 2) certain employee reductions in 2010; and 3) a net decrease in health insurance costs related to changes in employee medical plan design, which included a number of wellness initiatives aimed at improving employee health, in 2010; and

•	cost savings related to certain operational efficiencies.

These decreases were somewhat offset by the following increases in cost of services as a percentage of revenues:

•	an increase in consulting expenses primarily related to implementation of our new Embrace platform and the implementation of our first total population health contract; and
•
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

•	the addition of certain participating locations to our fitness center network that have a higher cost of services as a percentage of revenue;
•	contract restructurings with certain customers that resulted in either decreased revenues or lower per member fees without a proportional corresponding decrease in costs; and
•	an increase in the level of short-term incentive compensation based on the Company’s financial performance against established internal targets during these periods.

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

•	increased member utilization of fitness centers for contracts for which we receive a fixed fee per member;
•	contract restructurings with certain customers, as noted above, that resulted in decreased revenues without a proportional corresponding decrease in costs; and
•	increased costs related to information technology hosting security and storage for the four months ended December 31, 2008.

These increases were somewhat offset by the following decreases in cost of services as a percentage of revenues:

•	decreased costs related to the two Medicare Health Support programs in which we participated, which ended in January 2008 and July 2008, respectively; and
•	cost savings related to certain cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent for fiscal 2010 compared to fiscal 2009.

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

•	an increase in the level of short-term incentive compensation based on the Company’s financial performance against established internal targets during these periods.

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

Depreciation and Amortization

Depreciation and amortization expense increased 7.0% for fiscal 2010 compared to fiscal 2009, primarily due to increased depreciation expense resulting from the implementation of our new Embrace platform and other capital expenditures related to computer software, somewhat offset by a decrease in amortization expense related to certain intangible assets that became fully amortized in November 2009.

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

Restructuring and Related Charges and Impairment Loss

During fiscal 2010, we incurred net charges of $10.3 million related to a restructuring of the Company in the fourth quarter of 2010, which primarily consisted of one-time termination benefits and costs associated with both domestic and international capacity consolidation.

During the four months ended December 31, 2008, we incurred net charges of $10.3 million related to a restructuring of the Company, which primarily consisted of severance costs, net of equity forfeitures, and capacity consolidation costs.

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

Interest Expense

Interest expense for fiscal 2010 decreased $1.6 million compared to fiscal 2009, primarily as a result of a decrease in floating interest rates on outstanding borrowings as well as a lower average level of outstanding borrowings under our credit agreement during fiscal 2010 compared to fiscal 2009.

Interest expense for fiscal 2009 decreased $5.2 million compared to fiscal 2008, primarily as a result of a decrease in floating interest rates on outstanding borrowings under our credit agreement during fiscal 2009 compared to fiscal 2008.

Interest expense for the four months ended December 31, 2008 decreased $0.4 million compared to the four months ended December 31, 2007, primarily as a result of a decrease in interest rates on outstanding borrowings somewhat offset by a higher average level of outstanding borrowings under our credit agreement during the four months ended December 31, 2008 compared to the four months ended December 31, 2007.

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

Income Tax Expense

Our effective tax rate decreased to 39.1% for fiscal 2010 compared to 49.4% for fiscal 2009, primarily due to the relatively small base of pretax income for fiscal 2009 in relation to certain unrecognized tax benefits and non-deductible expenses, in addition to the favorable impact on the effective tax rate of two earn-out adjustments recorded during fiscal 2010 (see Note 7).  These favorable impacts on the effective tax rate were partially offset by an increase during 2010 in the level of certain expenses related to international operations for which we do not receive a tax benefit.

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

Outlook

We anticipate that revenues for fiscal 2011 will likely decrease slightly as compared to fiscal 2010 primarily due to the recognition during fiscal 2010 of revenues in connection with a final settlement with CMS associated with our participation in two Medicare Health Support programs.

We expect cost of services and selling, general and administrative expenses as a percentage of revenues for fiscal 2011 to increase compared to fiscal 2010 primarily due to implementation costs associated with significant new and innovative contracts and investments in longer term initiatives to position our company for new and evolving markets.  We anticipate depreciation and amortization expense for fiscal 2011 will remain relatively consistent with fiscal 2010.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.  We anticipate that our effective tax rate for fiscal 2011 will increase slightly over 2010 due to certain events in 2010 that we do not expect to recur in 2011; however, we continue to evaluate the impact on our effective tax rate of both international operations and any future adjustments related to uncertain tax positions.

Liquidity and Capital Resources

Operating activities for fiscal 2010 generated cash of $72.9 million compared to $112.9 million for fiscal 2009.  The decrease in operating cash flow resulted primarily from the following:

•	payments during fiscal 2010 related to short-term incentive compensation earned and accrued over the sixteen months ended December 31, 2009;
•	payments during fiscal 2010 related to a final settlement with CMS; and
•	payments during 2010 related to several significant vendor invoices accrued at December 31, 2009.

These decreases were somewhat offset by increases in operating cash flow primarily related to the following:

•	payments during fiscal 2009 related to the aforementioned legal settlement and related costs and fees;
•
payments during fiscal 2009 related to a restructuring of the Company that was largely completed during the fourth quarter of calendar 2008, which primarily consisted of severance costs and costs associated with capacity consolidation; and

•	income tax payments, which were higher during fiscal 2009 primarily due to a change in the timing of estimated tax payments resulting from the change in our fiscal year.

Investing activities during fiscal 2010 used $48.8 million in cash, which primarily consisted of capital expenditures associated with our new Embrace platform.

Financing activities during fiscal 2010 used $25.4 million in cash primarily due to net payments on borrowings under our credit agreement and repurchases of our common stock.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $192.0 million remained outstanding on December 31, 2010, and an uncommitted incremental accordion facility of $200.0 million.  As of December 31, 2010, availability under our revolving credit facility totaled $297.4 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of December 31, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with original notional amounts of $275.0 million ($115.0 million of which become effective in January 2012) and with termination dates ranging from March 30, 2011 to December 31, 2013.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fourth Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of December 31, 2010:

	Payments Due By Year Ended December 31,
(In $000s)		2012 -	2014 -	2016 and
	2011	2013	2015	After	Total
Deferred compensation plan payments (1)	$3,675	$10,455	$993	$5,516	$20,639
Long-term debt (2)	15,167	260,332	—	—	275,499
Operating lease obligations (3)	15,043	25,900	19,769	48,289	109,001
Capital lease obligations (4)	1,580	3,160	1,185	—	5,925
Purchase obligations	9,432	—	—	—	9,432
Other contractual cash obligations (5)	15,952	13,921	2,000	17,000	48,873
Total contractual cash obligations (6)	$60,849	$313,768	$23,947	$70,805	$469,369

(1) Includes scheduled payments under a non-qualified deferred compensation plan and long-term performance cash awards.

(2) Includes scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under our credit agreement.  Estimated interest payments are as follows: $13.1 million for fiscal 2011 and $21.0 million for fiscal 2012 and 2013 combined.

(3) Excludes total sublease income of $1.9 million.

(4) Includes scheduled principal payments and estimated interest payments on capital lease obligations.  Estimated interest payments are as follows: $0.3 million for fiscal 2011 and $0.3 million for fiscal 2012 and 2013 combined.

(5) Other contractual cash obligations primarily represent a perpetual license agreement and 25-year strategic relationship agreement that we entered into in January 2008.  We have remaining contractual cash obligations of $30.0 million related to these agreements, $10.0 million of which will occur ratably during the next two years, and the remaining $20.0 million of which will occur ratably over the following 20 years.

(6) We have excluded long-term liabilities of $1.1 million related to uncertain tax positions as we are unable to reasonably estimate the timing of these payments in individual years due to uncertainties in the timing of effective settlement of tax positions.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures”.  This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements (rather than presenting such information on a net basis).  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, except for item 2) above, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of item 1) of this ASU did not have a material impact on our results of operations or statement of financial position.  We expect the adoption of item 2) above will not have a material impact on the results of operations or statement of financial position.

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

In order to manage our interest rate exposure under the Fourth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 3.855%.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.9 million for fiscal 2010.

As a result of our investment in international initiatives, as of December 31, 2010 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for fiscal 2010.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheets of Healthways, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009, the four months ended December 31, 2008 and the year ended August 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at December 31, 2010 and  2009 and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009, the fourth months ended December 31, 2008 and the year ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthways, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 15, 2011

Item 8.  Financial Statements and Supplementary Data

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,064	$2,356
Accounts receivable, net	89,108	100,833
Prepaid expenses	12,577	10,433
Other current assets	3,064	4,945
Income taxes receivable	8,695	6,452
Deferred tax asset	11,272	24,197
Total current assets	125,780	149,216

Property and equipment:
Leasehold improvements	40,662	40,609
Computer equipment and related software	207,077	166,448
Furniture and office equipment	27,328	28,096
Capital projects in process	10,117	23,052
	285,184	258,205
Less accumulated depreciation	(154,528)	(134,046)
	130,656	124,159

Other assets	14,733	11,498

Customer contracts, net	23,654	29,343
Other intangible assets, net	70,601	71,704
Goodwill, net	496,265	496,446

Total assets	$861,689	$882,366

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2010	2009
Current liabilities:
Accounts payable	$22,555	$29,171
Accrued salaries and benefits	39,157	58,212
Accrued liabilities	31,532	25,004
Deferred revenue	5,931	4,639
Contract billings in excess of earned revenue	18,814	70,440
Current portion of long-term debt	3,935	2,192
Current portion of long-term liabilities	3,309	3,854
Total current liabilities	125,233	193,512

Long-term debt	243,425	254,345
Long-term deferred tax liability	23,050	14,617
Other long-term liabilities	39,140	42,615

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 and 75,000,000 shares authorized,
34,018,706 and 33,858,917 shares outstanding	34	34
Additional paid-in capital	232,524	222,472
Retained earnings	206,210	158,880
Treasury stock, at cost, 429,654 and 0 shares in treasury	(4,494)	—
Accumulated other comprehensive loss	(3,433)	(4,109)
Total stockholders’ equity	430,841	377,277

Total liabilities and stockholders’ equity	$861,689	$882,366

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
	2010	2009	2008	2008
Revenues	$720,333	$717,426	$244,737	$736,243
Cost of services (exclusive of depreciation and amortization of $39,203, $35,433, $11,805, and $34,105, respectively, included below)	493,713	522,999	177,651	503,940
Selling, general and administrative expenses	72,830	71,535	27,790	71,342
Depreciation and amortization	52,756	49,289	16,188	47,479
Impairment loss	—	—	4,344	—
Restructuring and related charges	10,258	—	10,264	—

Operating income	90,776	73,603	8,500	113,482
Gain on sale of investment	(1,163)	(2,581)	—	—
Interest expense	14,164	15,717	6,757	20,927
Legal settlement and related costs	—	39,956	—	—

Income before income taxes	77,775	20,511	1,743	92,555
Income tax expense	30,445	10,137	1,009	37,740

Net income	$47,330	$10,374	$734	$54,815

Earnings per share:
Basic	$1.39	$0.31	$0.02	$1.57

Diluted	$1.36	$0.30	$0.02	$1.50

Weighted average common shares and equivalents
Basic	34,129	33,730	33,616	34,977
Diluted	34,902	34,359	34,038	36,597

	See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, August 31, 2007	$—	$35	$188,126	$174,641	—	$(52)	$362,750
Cumulative effect of a change in accounting
principle – adoption of FIN 48	—		—	(687)	—	—	(687)
Comprehensive income:
Net income	—	—	—	54,815	—	—	54,815
Net change in fair value of interest rate
swap, net of income tax benefit of $1,064	—	—	—	—	—	(1,510)	(1,510)
Foreign currency translation adjustment	—	—	—	—	—	172	172
Total comprehensive income							53,477
Repurchases of common stock	—	(2)	(13,341)	(80,997)	—	—	(94,340)
Exercise of stock options and other	—	1	6,710	—	—	—	6,711
Tax benefit of option exercises	—	—	9,893	—	—	—	9,893
Share-based employee compensation expense	—	—	16,530	—	—	—	16,530
Balance, August 31, 2008	$—	$34	$207,918	$147,772	—	$(1,390)	$354,334
Comprehensive income:
Net income	—	—	—	734	—	—	734
Net change in fair value of interest rate
swaps, net of income tax benefit of $3,371	—	—	—	—	—	(5,007)	(5,007)
Change in fair value of investment, net of
income taxes of $1,094	—	—	—	—	—	1,607	1,607
Foreign currency translation adjustment	—	—	—	—	—	(175)	(175)
Total comprehensive loss							(2,841)
Write-off of deferred tax assets related to the
repurchase of stock options	—	—	(9,088)	—	—	—	(9,088)
Exercise of stock options	—	—	56	—	—	—	56
Tax effect of option exercises	—	—	(340)	—	—	—	(340)
Share-based employee compensation expense	—	—	14,915	—	—	—	14,915
Balance, December 31, 2008	$—	$34	$213,461	$148,506	—	$(4,965)	$357,036
Comprehensive income:
Net income	—	—	—	10,374	—	—	10,374
Net change in fair value of interest rate
swaps, net of income taxes of $1,783	—	—	—	—	—	2,418	2,418
Change in fair value of investment, net of
income tax benefit of $49	—	—	—	—	—	(71)	(71)
Sale of investment, net of income taxes of
$1,045	—	—	—	—	—	(1,536)	(1,536)
Foreign currency translation adjustment	—	—	—	—	—	45	45
Total comprehensive income							11,230
Repurchase of stock options	—	—	(736)	—	—	—	(736)
Exercise of stock options	—	—	727	—	—	—	727
Tax effect of option exercises	—	—	(1,193)	—	—	—	(1,193)
Share-based employee compensation expense	—	—	10,213	—	—	—	10,213

Balance, December 31, 2009	$—	$34	$222,472	$158,880	—	$(4,109)	$377,277
Comprehensive income:
Net income	—	—	—	47,330	—	—	47,330
Net change in fair value of interest rate
swap, net of income taxes of $12	—	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	—	—	656	656
Total comprehensive income							48,006
Repurchases of common stock	—	—	—	—	(4,494)	—	(4,494)
Exercise of stock options	—	—	1,133	—	—	—	1,133
Tax effect of stock options and restricted stock units	—	—	(2,531)	—	—	—	(2,531)
Share-based employee compensation expense	—	—	11,450	—	—	—	11,450
Balance, December 31, 2010	$—	$34	$232,524	$206,210	$(4,494)	$(3,433)	$430,841

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Four Months Ended December 31,		Year Ended August 31,
	2010	2009	2008		2008

Cash flows from operating activities:
Net income	$47,330	$10,374		$734	$54,815
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	52,756	49,289		16,188	47,479
Gain on sale of investment	(1,163)	(2,581)		-	-
Loss on disposal of property and equipment	160	1,584		1,568	-
Impairment loss	-	-		4,344	-
Amortization of deferred loan costs	1,827	1,518		415	1,168
Share-based employee compensation expense	11,450	10,213		14,915	16,530
Excess tax benefits from share-based payment arrangements	(1,067)	(381)		(68)	(9,480)
Decrease (increase) in accounts receivable, net	12,207	14,352		(1,796)	(33,131)
(Increase) decrease in other current assets	(159)	(1,972)		(3,011)	3,927
(Decrease) increase in accounts payable	(2,256)	6,565		(3,620)	2,516
(Decrease) increase in accrued salaries and benefits	(19,715)	24,991		1,549	12,652
(Decrease) increase in other current liabilities	(45,206)	(11,067)		3,374	11,491
Deferred income taxes	16,682	8,076		(14,133)	(10,835)
Other	4,424	6,049		1,672	11,761
(Increase) decrease in other assets	(1,121)	(172)		540	(1,367)
Payments on other long-term liabilities	(3,262)	(3,970)		(504)	(2,220)
Net cash flows provided by operating activities	72,887	112,868		22,167	105,306

Cash flows from investing activities:
Acquisition of property and equipment	(44,431)	(49,110)		(13,753)	(82,521)
Sale of investment	1,163	11,626		-	-
Business acquisitions, net of cash acquired, and equity investments	-	(19,486)		(449)	-
Change in restricted cash	-	(538)		-	(452)
Other	(5,581)	(4,918)		(2,208)	(3,690)
Net cash flows used in investing activities	(48,849)	(62,426)		(16,410)	(86,663)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	656,997	405,400		55,000	85,420
Deferred loan costs	(3,219)	(784)		(290)	-
Repurchases of common stock	(4,494)	-	-	-	(94,340)
Repurchase of stock options	-	(736)		-	-
Excess tax benefits from share-based payment arrangements	1,067	381		68	9,480
Exercise of stock options	1,133	727		56	6,711
Payments of long-term debt	(673,188)	(457,303)		(96,825)	(38,327)
Change in outstanding checks and other	(3,717)	(1,113)		6,149	-
Net cash flows used in financing activities	(25,421)	(53,428)		(35,842)	(31,056)

Effect of exchange rate changes on cash	91	185		-	-

Net decrease in cash and cash equivalents	(1,292)	(2,801)		(30,085)	(12,413)

Cash and cash equivalents, beginning of period	2,356	5,157		35,242	47,655

Cash and cash equivalents, end of period	1,064	2,356		5,157	35,242

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,137	$12,717		$8,297	$19,117
Cash paid during the period for income taxes	$13,231	$18,390		$10,914	$41,249

Noncash Activities:
Assets acquired through capital lease obligation and exchange of noncash assets	$8,435	-		-	-

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009, Four Months Ended December 31, 2008, and Year Ended August 31, 2008

1.           Summary of Significant Accounting Policies

Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive solutions to help people improve physical, emotional and social well-being, reducing both direct healthcare costs and the costs associated with the loss of health-related employee productivity.  In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil and Australia.

a.  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  We have eliminated all intercompany profits, transactions and balances.

b.  Cash and Cash Equivalents - Cash and cash equivalents primarily include cash, tax-exempt debt instruments, commercial paper, and other short-term investments with original maturities of less than three months.

c.  Accounts Receivable, net - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments and allowances for doubtful accounts.  Unbilled receivables primarily represent fees for services based on the estimated utilization of fitness facilities and are generally billed in the following month.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we provide reserves, when appropriate, for doubtful accounts and for billing adjustments (such as data reconciliation differences) on a specific identification basis.

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2010 and 2009, the four months ended December 31, 2008, and the year ended August 31, 2008 was $40.4 million, $36.6 million, $12.1 million, and $31.5 million, respectively, including amortization of assets recorded under capital leases.

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

Intangible assets not subject to amortization at December 31, 2010 and 2009 consist of trade names of $29.9 million.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

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

h. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not currently meeting performance targets.

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

j. Revenue Recognition - We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the SilverSneakers fitness program, include fees that are based upon member participation.

 Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during fiscal 2010 were performance-based and were subject to final reconciliation as of December 31, 2010.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Deferred revenues can arise from contracts which permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  We typically bill for any incentive bonus after the contract is settled.  Fees for service are typically billed in the month after the services are provided.

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

In 2005, we began participating in two Medicare Health Support programs, which concluded in January 2008 and July 2008, respectively.  Substantially all of the fees under these programs were performance-based.  In late April 2009, we received the final reconciliation report from CMS’ independent financial reconciliation contractor.  We submitted our objections to the final reconciliation report and engaged in discussions with CMS regarding our objections.  Based upon this final reconciliation report as well as our performance over the term of the programs, as of September 30, 2010, we had recognized $9.5 million of cumulative performance-based fees related to these programs and $12.2 million of fixed fees.  In December 2010 we reached a final settlement with CMS associated with our participation in both of these programs.  As a result of the settlement, we recorded additional revenues of $22.3 million during the fourth quarter of 2010, bringing the total revenues recognized for the programs to $44.0 million.  Additionally, we refunded $28.0 million, which resulted in a reduction to our contract billings in excess of earned revenue balance sheet account during the fourth quarter of 2010.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2010, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $38.8 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During fiscal 2010, we recognized a net increase in revenue of approximately $25.8 million that related to services provided prior to fiscal 2010.

k.  Earnings Per Share – We calculate basic earnings per share using weighted average common shares outstanding during the period.  We calculate diluted earnings per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period.  See Note 18 for a reconciliation of earnings per share.

l.  Share-Based Compensation – We recognize all share-based payments to employees, including grants of employee stock options, in the statement of operations based on their fair values.  See Note 14 for further information on share-based compensation.

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

o. Fiscal Year - In August 2008, our Board of Directors approved a change in our fiscal year-end from August 31 to December 31.  Accordingly, our 2009 fiscal year began on January 1, 2009 following a four-month transition period ended December 31, 2008.  References herein to fiscal 2009 refer to the year ended December 31, 2009; references herein to fiscal 2008 refer to the year ended August 31, 2008.

2.           Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures”.  This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements (rather than presenting such information on a net basis).  ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, except for item 2) above, which is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of item 1) of this ASU did not have a material impact on our results of operations or statement of financial position.  We expect the adoption of item 2) above will not have a material impact on the results of operations or statement of financial position.

3.           Goodwill

The change in carrying amount of goodwill during the four months ended December 31, 2008 and the years ended December 31, 2009 and 2010 is shown below:

(In $000s)
Balance, August 31, 2008	$484,305
Earn-out payments	291
Balance, December 31, 2008	484,596
HealthHonors purchase	11,850
Balance, December 31, 2009	496,446
HealthHonors purchase price adjustment	(181)
Balance, December 31, 2010	$496,265

In October 2009, we acquired HealthHonors, a behavioral economics company that specializes in behavior change science and optimized use of incentives, for a net cash payment of $14.5 million and a multi-year earn-out arrangement with an acquisition date fair value of $3.0 million.

4.           Intangible Assets

Intangible assets subject to amortization at December 31, 2010 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$55,240	$31,586	$23,654
Acquired technology	26,757	21,090	5,667
Patents	23,987	7,771	16,216
Distributor and provider networks	8,709	4,986	3,723
Other	17,487	2,442	15,045
Total	$132,180	$67,875	$64,305

Intangible assets subject to amortization at December 31, 2009 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$55,240	$25,897	$29,343
Acquired technology	26,757	19,009	7,748
Patents	23,405	5,419	17,986
Distributor and provider networks	8,709	3,765	4,944
Other	12,486	1,410	11,076
Total	$126,597	$55,500	$71,097

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from three to 25 years.  Total amortization expense for the years ended December 31, 2010 and 2009, four months ended December 31, 2008 and year ended August 31, 2008 was $12.4 million, $12.7 million, $4.0 million, and $16.0 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In $000s)
Year ending December 31,
2011	$12,416
2012	10,511
2013	10,389
2014	9,410
2015	6,150
2016 and thereafter	15,429
Total	$64,305

Intangible assets not subject to amortization at December 31, 2010 and 2009 consist of trade names of $29.9 million.

5.           Income Taxes

Income tax expense (benefit) is comprised of the following:

(In $000s)	Year Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
	2010	2009	2008	2008

Current taxes
Federal	$8,810	$835	$11,946	$47,147
State	2,719	754	2,827	9,569
Deferred taxes
Federal	16,952	7,638	(11,308)	(15,500)
State	1,964	910	(2,456)	(3,476)
Total	30,445	$10,137	$1,009	$37,740

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table shows the significant components of our net deferred tax asset (liability) as of December 31, 2010 and 2009:

(In $000s)	December 31,	December 31,
	2010	2009

Deferred tax asset:
Accruals and reserves	$12,174	$10,710
Deferred compensation	12,129	9,253
Share-based payments	15,594	15,877
Net operating loss carryforwards	7,142	8,344
Other assets and liabilities	2,780	3,381
Advance receipts	—	14,220
	49,819	61,785
Valuation allowance	(1,985)	(1,648)
	$47,834	$60,137
Deferred tax liability:
Property and equipment	$(34,976)	$(22,668)
Intangible assets	(24,115)	(27,805)
Other assets and liabilities	(521)	(84)
	(59,612)	(50,557)
Net deferred tax asset (liability)	$(11,778)	$9,580

Net current deferred tax asset	$11,272	$24,197
Net long-term deferred tax liability	(23,050)	(14,617)
	$(11,778)	$9,580

Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax planning strategies, we believe it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at December 31, 2010.

For fiscal 2010, 2009, and 2008, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.  We recorded an immaterial tax effect in fiscal 2010, a tax effect of $1.8 million in fiscal 2009, a tax benefit of $3.4 million during the four months ended December 31, 2008, and a tax benefit of $1.1 million in fiscal 2008 related to our interest rate swap agreements (see Note 6) to stockholders’ equity as a component of other comprehensive income (loss).

At December 31, 2010, we had foreign net operating loss carryforwards, before valuation allowances, of approximately $7.6 million with an indefinite carryforward period, approximately $13.5 million of federal loss carryforwards originating from acquired entities, and approximately $10.0 million of state loss carryforward.  The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 and also have expiration dates ranging from 2011 until 2025.  The state loss carryforward is expected to be fully utilized during 2011.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In $000s)	Year Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
	2010	2009	2008	2008

Statutory federal income tax	$27,221	$7,179	$610	$32,394
State income taxes, less federal income tax benefit	3,318	970	62	3,910
Other	(94)	1,988	337	1,436
Income tax expense	$30,445	$10,137	$1,009	$37,740

Uncertain Tax Positions

As of December 31, 2010 and 2009, we had $1.1 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  During fiscal 2010, fiscal 2009, the four months ended December 31, 2008, and fiscal 2008, we included approximately $20,000, $0.2 million, $0.1 million, and $0.5 million respectively, of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In $000s)

Unrecognized tax benefits at September 1, 2007	$11,050
Decreases based on tax positions related to fiscal 2008	(8,534)
Lapse of statutes of limitation	(140)
Unrecognized tax benefits at August 31, 2008 and December 31, 2008	2,376
Change based upon settlements with taxing authorities	(2,376)
Increases based upon tax positions related to fiscal 2009	1,072
Unrecognized tax benefits at December 31, 2009 and December 31, 2010	$1,072

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2007 to present.

6.           Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and recognize the unrealized gains and losses in either the balance sheet or statement of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, at December 31, 2010 and 2009, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheet.

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with original notional amounts of $275.0 million ($115.0 million of which become effective in January 2012) and with termination dates ranging from March 30, 2011 to December 31, 2013.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 3.375% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

The estimated gross fair values of derivative instruments at December 31, 2010 and 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2010		December 31, 2009
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$136	$—	$—	$—

Derivatives designated as hedging instruments:
Other assets	—	—	—	88
Total assets	$136	$—	$—	$88

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$245	$—	$12	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	4,465	—	236
Other long-term liabilities	—	2,593	—	6,942
Total liabilities	$245	$7,058	$12	$7,178

See also Note 7.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of December 31, 2010, we expect to reclassify $4.5 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010			Year Ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate swap agreements, gross of tax effect	$(5,614)	Interest expense	$(5,646)	$(2,541)	Interest expense	$(6,742)

During the years ended December 31, 2010 and 2009, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  As of December 31, 2010 and 2009, we had forward contracts with notional amounts of $8.4 million and $1.1 million, respectively, to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statement of operations during fiscal 2010 or 2009.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009:

(In 000s) December 31, 2010	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$136	$—	$136	$(116)	$20
Liabilities:
Foreign currency exchange contracts	$245	$—	$245	$(116)	$129
Interest rate swap agreements	7,058	—	7,058	—	7,058
Contingent consideration liability	—	—	—	—	—

(In 000s) December 31, 2009	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Interest rate swap agreements	$88	$—	$88	$—	$88
Liabilities:
Foreign currency exchange contracts	$12	$—	$12	$—	$12
Interest rate swap agreements	7,178	—	7,178	—	7,178
Contingent consideration liability	—	3,043	3,043	—	3,043

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

The contingent consideration liability represents the fair value of a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009.  The fair value was determined using a discounted cash flow model based on management’s estimate of future cash flows.  During fiscal 2010, we revised our estimate of future cash flows, resulting in a write-off of $3.0 million in the fair value of the contingent consideration liability, which was recorded to other income.  The change in the contingent consideration liability during the year ended December 31, 2010 was as follows:

(In $000s)	Contingent Consideration Liability
Balance, January 1, 2010	$3,043
Adjustment to liability	3,043
Balance, December 31, 2010	$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain assets at fair value on a nonrecurring basis in the fourth quarter of our fiscal year, including the following:

•	reporting units measured at fair value in the first step of a goodwill impairment test; and
•	indefinite-lived intangible assets measured at fair value for impairment assessment.

Each of the assets above is classified as Level 3 within the fair value hierarchy.  Based on their estimated fair values, we did not record any impairment losses during the three months ended December 31, 2010 or 2009.

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

We estimate the fair value of indefinite-lived intangible assets, which consist of trade names, using a present value technique, which requires management’s estimate of future revenues attributable to these trade names, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade names.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2010 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.1 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under our credit agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement at December 31, 2010 are $223.4 million and $241.3 million, respectively.

8.           Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $192.0 million remained outstanding on December 31, 2010, and an uncommitted incremental accordion facility of $200.0 million.

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

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fourth Amended Credit Agreement for each of the next five years and thereafter:

(In $000s)
Year ending December 31,
2011	$2,000
2012	2,000
2013	237,300
2014	—
2015	—
2016 and thereafter	—
Total	$241,300

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of December 31, 2010, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 6 above, as of December 31, 2010, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

9.           Other Long-Term Liabilities

We have a non-qualified deferred compensation plan under which certain employeees may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on our performance.  Company contributions vest at 25% per year.  We do not fund the plan and carry it as an unsecured obligation.  Participants in the plan elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral.

As of December 31, 2010 and 2009, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $8.7 and $7.8 million, respectively, net of the current portions of $1.6 and $2.7 million, respectively.  For the next five years ended December 31, we must make estimated plan payments of $1.6 million, $1.2 million, $1.1 million, $0.8 million, and $0.2 million, respectively.

In addition, under our stock incentive plan, we issue performance cash awards to certain employees based on pre-established performance metrics. Based on achievement of the performance metrics, the awards vest on the third anniversary of the grant date and are paid shortly thereafter.

As of December 31, 2010 and 2009, other long-term liabilities included accrued performance cash amounts of $7.9 and $2.9 million, respectively, net of the current portions of $1.6 million and $0, respectively.  For the next five years ended December 31, we must make estimated plan payments of $1.6 million, $5.0 million, $2.9 million, $0 and $0, respectively.

10.           Restructuring and Related Charges and Impairment Loss

In November 2010, we began a restructuring of the Company primarily focused on aligning resources with current and emerging markets and consolidating operating capacity, which was largely completed by the end of fiscal 2010.  Through December 31, 2010, we had incurred cumulative net cash and non-cash charges of approximately $10.3 million, which primarily consisted of one-time termination benefits and costs associated with both domestic and international capacity consolidation.  For the year ended December 31, 2010, these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges related to the November 2010 restructuring activities described above during the year ended December 31, 2010 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2010	$—
Additions	8,507
Payments	(900)
Accrued restructuring and related charges at December 31, 2010	$7,607

The table above excludes non-cash charges of approximately $1.8 million, which primarily consisted of share-based compensation costs.

In 2008, we began a restructuring of the Company primarily focused on streamlining management and better positioning the Company to deliver fully integrated solutions, which was largely completed by the end of calendar 2008.  For the four months ended December 31, 2008, these charges were presented as a separate line item in the consolidated statement of operations.

In December 2008, we decided to discontinue offering one of our products as a standalone program. As a result of this decision, we did not renew the expiring trade name associated with this product and recorded an impairment loss of $4.3 million in December 2008 to write off this intangible asset.

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

12.           Commitments and Contingencies

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

In support of these claims, the lead plaintiff alleged generally that, during the proposed class period, the Company made misleading statements and omitted material information regarding (1) the purported loss or restructuring of certain contracts with customers, (2) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (3) the Company’s guidance for fiscal year 2008.  The defendants filed a motion to dismiss the amended complaint on November 13, 2008.  On March 9, 2009, the Court denied the defendants’ motion to dismiss.  On April 27, 2010, the parties reached an agreement in principle to settle this matter for $23.6 million.  The District Court gave final approval to the settlement by an order entered on September 24, 2010.  As a result of the Company’s insurance coverage, this settlement did not result in any charge to the Company.

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

On August 13, 2008, the Court consolidated these two lawsuits and appointed lead counsel.  On October 3, 2008, the Court ordered that the consolidated action be stayed until the motion to dismiss in the securities class action had been resolved by the District Court.  By stipulation of the parties, the plaintiffs filed their consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the trial court’s dismissal on March 14, 2011.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court gave preliminary approval of the settlement on December 1, 2010.  As a result of the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  An arbitration hearing has been scheduled for July 11, 2011.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  We are not able to reasonably estimate a range of potential losses.

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

Contractual Commitment

In January 2008, we entered into a perpetual license agreement and 25-year strategic relationship agreement.  We have remaining contractual cash obligations of $30.0 million related to these agreements, $10.0 million of which will occur ratably during the next two years, and the remaining $20.0 million of which will occur ratably over the following 20 years.

13.           Leases

We maintain operating lease agreements principally for our corporate office space, our call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease office space for our 12 other call center locations for an aggregate of approximately 300,000 square feet of space with lease terms expiring on various dates from 2011 to 2016.  Our operations support and training offices contain approximately 130,000 square feet in aggregate and have lease terms expiring from 2011 to 2016.

Our corporate office lease agreement contains escalation clauses and provides for two renewal options of five years each at then prevailing market rates.  The base rent for the initial 15-year term ranges from $4.2 million to $6.3 million per year over the term of the lease.  The landlord provided a tenant improvement allowance equal to approximately $10.3 million.  We record leasehold improvement incentives as deferred rent and amortize them as reductions to rent expense over the lease term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008, rent expense under lease agreements was approximately $14.2 million, $14.5 million, $5.0 million, and $16.9 million, respectively.  Our capital lease obligations, which primarily include computer equipment leases, are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total sublease income of $1.9 million, under all capital leases and non-cancelable operating leases for each of the next five years:

(In $000s)	Capital	Operating
Year ending December 31,	Leases	Leases
2011	$1,580	$14,435
2012	1,580	13,049
2013	1,580	11,578
2014	1,185	10,339
2015	—	9,429
2016 and thereafter	—	48,289
Total minimum lease payments	5,925	$107,119
Less amount representing interest	(631)
Present value of minimum lease payments	5,294
Less current portion	(1,290)
	$4,004

14.        Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant.  The options generally vest over or at the end of four years based on service conditions and expire seven or ten years from the date of grant.  Restricted share awards generally vest over or at the end of four years.  We recognize share-based compensation expense on a straight-line basis over the vesting period.  Certain option and restricted share awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans).  At December 31, 2010, we have reserved approximately 0.9 million shares for future equity grants under our stock incentive plans.

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

Following are certain amounts recognized in the statement of operations for share-based compensation arrangements for the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended		Four Months Ended		Year Ended
	December 31,	December 31,	December 31,		August 31,
(In millions)	2010	2009	2008		2008
Total share-based compensation	$11.5	$10.2	$14.9	(1)	$16.5
Share-based compensation included in cost of services	5.0	4.4	10.0		8.0
Share-based compensation included in selling, general and administrative expenses	5.0	5.8	6.5		8.5
Share-based compensation included in restructuring and related charges	1.5	—	(1.6)		—
Total income tax benefit recognized	4.5	4.0	5.9		6.5

(1) Includes $11.5 million of additional expense related to the Tender Offer described above.

As of December 31, 2010, there was $25.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.

Stock Options

We use a lattice-based binomial option valuation model (“lattice binomial model”) to estimate the fair values of stock options.  We base expected volatility on historical volatility due to the low volume of traded options on our stock.  The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008:

	Year Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
	2010	2009	2008	2008
Weighted average grant-date fair value of options	$7.22	$6.72	$4.97	$22.16

Assumptions:
Expected volatility	51.9%	51.6%	46.5%	37.8%
Expected dividends	—	—	—	—
Expected term (in years)	5.5	6.1	5.1	6.6
Risk-free rate	3.2%	2.5%	3.6%	4.2%

A summary of option activity as of December 31, 2010 and the changes during the year then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2010	4,936	$18.46
Granted	1,848	12.53
Exercised	(223)	4.96
Forfeited or expired	(353)	19.46
Outstanding at December 31, 2010	6,208	17.12	5.5	$3,619
Exercisable at December 31, 2010	3,569	19.45	3.2	$2,281

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008 was $1.9 million, $1.0 million, $0.2 million, and $27.5 million, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2010 was $1.1 million.  The actual tax benefit realized during fiscal 2010 for the tax deductions from option exercises totaled $0.8 million.  We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date.  The weighted average grant-date fair value of nonvested shares granted during the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008 was $11.32, $11.10, $9.20, and $43.17, respectively.

The following table shows a summary of our nonvested shares as of December 31, 2010 as well as activity during the year then ended.  The total grant-date fair value of shares vested during the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008 was $10.0 million, $3.9 million, $1.5 million, and $0.8 million, respectively.

Nonvested Shares	Shares (000s)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	1,015	$22.21
Granted	629	11.32
Vested	(414)	24.18
Forfeited	(77)	25.86
Nonvested at December 31, 2010	1,153	$15.29

15.           Sale of Investment

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

16.           Share Repurchases

Repurchases of Common Stock

The following table contains information for shares of our Common Stock that we repurchased during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 through 31	10,000	$10.34	10,000	$59,896,600
November 1 through 30	182,200	$10.64	192,200	$57,957,992
December 1 through 31	237,454	$10.33	429,654	$55,505,092

Total	429,654

(1)  All share repurchases between October 1, 2010 and December 31, 2010 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

17.           Comprehensive Income

Comprehensive income (loss), net of income taxes, was $48.0 million, $11.2 million, ($2.8) million, and $53.5 million, for the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008, respectively.

18.           Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the years ended December 31, 2010 and 2009, the four months ended December 31, 2008, and year ended August 31, 2008:

(In 000s except per share data)	Year Ended December 31,		Four Months Ended December 31,	Year Ended August 31,
Numerator:	2010	2009	2008	2008
Net income - numerator for basic earnings per share	$47,330	$10,374	$734	$54,815

Denominator:
Shares used for basic earnings per share	34,129	33,730	33,616	34,977
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	384	336	270	1,477
Restricted stock units	389	293	152	143
Shares used for diluted earnings per share	34,902	34,359	34,038	36,597

Earnings per share:
Basic	$1.39	$0.31	$0.02	$1.57
Diluted	$1.36	$0.30	$0.02	$1.50

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	3,863	3,521	2,820	1,547
Restricted stock units	81	186	268	111

19.           Unaudited Financial Information

Below are the unaudited statement of operations and statement of cash flows for the four months ended December 31, 2007:

(In 000s except per share data)	Four Months Ended December 31, 2007
Revenues	$234,277
Cost of services (exclusive of depreciation and amortization)	163,750
Selling, general and administrative expenses	21,741
Depreciation and amortization	13,682

Operating income	35,104
Interest expense	7,118

Income before income taxes	27,986
Income tax expense	11,506

Net income	$16,480

Earnings per share:
Basic	$0.46

Diluted	$0.44

Weighted average common shares and equivalents
Basic	35,770
Diluted	37,739

(In 000s)	Four Months Ended December 31, 2007

Cash flows from operating activities:
Net income	$16,480
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	13,682
Loss on disposal of property and equipment	221
Amortization of deferred loan costs	389
Share-based employee compensation expense	5,057
Excess tax benefits from share-based payment arrangements	(6,072)
Increase in accounts receivable, net	(12,084)
Decrease in other current assets	1,513
Decrease in accounts payable	(2,429)
Increase in accrued salaries and benefits	1,848
Increase in other current liabilities	10,257
Deferred income taxes	(3,025)
Other	3,951
Decrease in other assets	303
Payments on other long-term liabilities	(111)
Net cash flows provided by operating activities	29,980

Cash flows from investing activities:
Acquisition of property and equipment	(25,045)
Acquisitions, net of cash acquired	(15)
Net cash flows used in investing activities	(25,060)

Cash flows from financing activities:
Repurchases of common stock	(132)
Excess tax benefits from share-based payment arrangements	6,072
Exercise of stock options	3,070
Payments of long-term debt	(21,070)
Net cash flows used in financing activities	(12,060)

Net decrease in cash and cash equivalents	(7,140)

Cash and cash equivalents, beginning of period	47,655

Cash and cash equivalents, end of period	$40,515

20.           Stockholder Rights Plan

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

21.           Employee Benefits

We have a 401(k) Retirement Savings Plan (the “Plan”) available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the Plan totaled $3.6 million, $3.9 million, $1.3 million, and $4.3 million for the years ended December 31, 2010 and 2009, four months ended December 31, 2008, and year ended August 31, 2008, respectively.

22.           Segment Disclosures

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

During fiscal 2010 and 2009 as well as the four months ended December 31, 2008, we derived approximately 19% of our revenues from one customer, with no other customer comprising 10% or more of our revenues.  In fiscal 2008, two customers each comprised 10% or more of our revenues.  Revenues from each of these customers individually totaled approximately 20% and 10%, respectively, of fiscal 2008 revenues.

23.           Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Twelve Months Ended December 31, 2010	First		Second	Third	Fourth
			(1)		(2)
Revenues	$178,999		$175,523	$170,487	$195,324
Gross margin	$39,898		$43,610	$41,492	$62,417
Income before income taxes	$15,920		$19,045	$17,122	$25,687
Net income	$9,414		$11,838	$10,524	$15,554

Basic earnings per share (3)	$0.28		$0.35	$0.31	$0.45
Diluted earnings per share (3)	$0.27		$0.34	$0.30	$0.45

Twelve Months Ended December 31, 2009	First		Second	Third	Fourth
	(4)
Revenues	$182,736		$177,836	$181,642	$175,212
Gross margin	$41,112		$41,534	$40,627	$35,720
Income (loss) before income taxes	$(22,572)		$15,534	$15,484	$12,065
Net income (loss)	$(14,813)		$8,876	$8,802	$7,509

Basic earnings (loss) per share (3)	$(0.44)		$0.26	$0.26	$0.22
Diluted earnings (loss) per share (3)	$(0.44	)(5)	$0.26	$0.26	$0.22

(1)
Includes revenues related to an adjustment to a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009 of $1.5 million and an investment gain of $1.2 million.

(2)
Includes revenues related to an adjustment to a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009 of $1.5 million, restructuring charges of $10.3 million (which were presented as a separate line item in the consolidated statement of operations), and revenues of $22.3 million and expenses of $1.0 million attributable to a settlement with CMS.

(3)
We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period.  Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(4)	Includes a legal settlement of approximately $40.0 million (which was presented as a separate line item in the consolidated statement of operations).
(5)	The assumed exercise of stock-based compensation awards for this period was not considered because the impact would have been anti-dilutive.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited Healthways, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Healthways, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Healthways, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, the four months ended December 31, 2008, and the year ended August 31, 2008 of Healthways, Inc. and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 15, 2011

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

                   Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Controls - Integrated Framework, and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

                   Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2010, has issued an attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

                   Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

                   There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning our directors, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K, under the caption “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), and is incorporated herein by reference.

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

4.2
Rights Agreement, dated June 19, 2000, between American Healthways, Inc. and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of American Healthways, Inc. (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3
Amendment No. 1 to Rights Agreement, dated June 15, 2004, between American Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

4.4
Amendment No. 2 to Rights Agreement, dated July 19, 2006, between Healthways, Inc. and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2006]

10.1
Fourth Amended and Restated Revolving Credit and Term Loan Agreement (“Fourth Amended Credit Agreement”) between the Company and SunTrust Bank as Administrative Agent, U.S. Bank National Association and Regions Bank as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., and Fifth Third Bank, N.A. as Co-Syndication Agents dated March 30, 2010 [incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated April 5, 2010]

10.2
Office Lease by and between Healthways, Inc. and Highwoods/Tennessee Holdings, L.P., dated as of May 4, 2006 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006]

Management Contracts and Compensatory Plans

10.3
Employment Agreement dated December 19, 2008 between the Company and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QT of the Company’s transition period ended December 31, 2008]

10.4
Employment Agreement dated December 19, 2008 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QT of the Company’s transition period ended December 31, 2008]

10.5
Transition Employment Agreement dated December 31, 2010 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2011]

10.6	Employment Agreement dated December 19, 2008 between the Company and Anne Wilkins [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2010]

10.7
Employment Agreement dated December 10, 2008 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.4 to Form 10-QT of the Company’s transition period ended December 31, 2008]

10.8	Employment Agreement dated October 11, 2008 between the Company and Stefen F. Brueckner [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2008]

10.9	Employment Agreement dated December 31, 2010 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 6, 2011]

10.10	Employment Agreement dated December 31, 2010 between the Company and Thomas Cox

10.11	Employment Agreement dated March 8, 2011 between the Company and James W. Elrod

10.12
Long-term performance award agreement dated September 28, 2006 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.13
Long-term performance award agreement dated October 26, 2010 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2010]

10.14	Capital Accumulation Plan, as amended and restated [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010]

10.15	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.16	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010]

10.17	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.18	2001 Amended and Restated Stock Option Plan, as amended [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.19	Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.20	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.21
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010]

10.22
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010]

10.23	2007 Stock Incentive Plan Performance Cash Award Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009]

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer and Alfred Lumsdaine, Chief Financial Officer

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHWAYS, INC

March 15, 2011	By: /s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	Chief Executive Officer and Director (Principal	March 15, 2011
Ben R. Leedle, Jr.	Executive Officer)
/s/ Alfred Lumsdaine	Chief Financial Officer (Principal Financial Officer)	March 15, 2011
Alfred Lumsdaine /s/ Thomas G. Cigarran	Chairman of the Board and Director	March 15, 2011
Thomas G. Cigarran

/s/ John A. Wickens	Director	March 15, 2011
John A. Wickens

/s/ William D. Novelli	Director	March 15, 2011
William D. Novelli

/s/ William C. O’Neil, Jr.	Director	March 15, 2011
William C. O'Neil, Jr.

/s/ John W. Ballantine	Director	March 15, 2011
John W. Ballantine

/s/ Mary Jane England, M.D.	Director	March 15, 2011
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	March 15, 2011
Alison Taunton-Rigby

/s/ Jay C. Bisgard, M.D.	Director	March 15, 2011
Jay C. Bisgard, M.D.

/s/ C. Warren Neel	Director	March 15, 2011
C. Warren Neel