Form 10-Q
period 2011-03-31
HEALTHWAYS, INC
filed 2011-05-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Yes   ☐   No  ☒

As of May 4, 2011 there were outstanding 33,960,952 shares of the Registrant’s Common Stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$4,336	$1,064
Accounts receivable, net	87,261	89,108
Prepaid expenses	9,387	12,577
Other current assets	2,694	3,064
Income taxes receivable	4,100	8,695
Deferred tax asset	11,625	11,272
Total current assets	119,403	125,780

Property and equipment:
Leasehold improvements	40,775	40,662
Computer equipment and related software	214,511	207,077
Furniture and office equipment	27,443	27,328
Capital projects in process	10,116	10,117
	292,845	285,184
Less accumulated depreciation	(163,767)	(154,528)
	129,078	130,656

Other assets	13,684	14,733

Intangible assets, net	92,836	94,255
Goodwill, net	496,265	496,265

Total assets	$851,266	$861,689

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2011	2010
Current liabilities:
Accounts payable	$16,297	$22,555
Accrued salaries and benefits	34,851	39,157
Accrued liabilities	36,108	31,532
Deferred revenue	5,568	5,931
Contract billings in excess of earned revenue	20,617	18,814
Current portion of long-term debt	2,999	3,935
Current portion of long-term liabilities	3,759	3,309
Total current liabilities	120,199	125,233

Long-term debt	239,625	243,425
Long-term deferred tax liability	22,354	23,050
Other long-term liabilities	33,942	39,140

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,987,051 and 34,018,706 shares outstanding	34	34
Additional paid-in capital	235,864	232,524
Retained earnings	210,345	206,210
Treasury stock, at cost, 728,547 and 429,654 shares in treasury	(8,362)	(4,494)
Accumulated other comprehensive loss	(2,735)	(3,433)
Total stockholders’ equity	435,146	430,841

Total liabilities and stockholders’ equity	$851,266	$861,689

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$162,969	$178,999
Cost of services (exclusive of depreciation and amortization of $9,023 and $10,233, respectively, included below)	121,908	128,868
Selling, general & administrative expenses	17,842	17,235
Depreciation and amortization	12,433	13,554

Operating income	10,786	19,342
Interest expense	3,418	3,422

Income before income taxes	7,368	15,920
Income tax expense	3,233	6,506

Net income	$4,135	$9,414

Earnings per share:
Basic	$0.12	$0.28

Diluted	$0.12	$0.27

Weighted average common shares
and equivalents:
Basic	33,975	33,955
Diluted	34,690	34,919

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2010	$—	$34	$232,524	$206,210	$(4,494)	$(3,433)	$430,841

Comprehensive income:

Net income	—	—	—	4,135	—	—	4,135

Net change in fair value of interest rate
swaps, net of income tax expense of $508	—	—	—	—	—	786	786

Foreign currency translation adjustment	—	—	—	—	—	(88)	(88)

Total comprehensive income							4,833

Repurchases of common stock	—	—	—	—	(3,868)	—	(3,868)

Exercise of stock options and other	—	—	1,885	—	—	—	1,885

Tax effect of stock options and restricted stock units	—	—	(797)	—	—	—	(797)

Share-based employee compensation expense	—	—	2,252	—	—	—	2,252

Balance, March 31, 2011	$—	$34	$235,864	$210,345	$(8,362)	$(2,735)	$435,146

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,135	$9,414
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of business acquisitions:
Depreciation and amortization	12,433	13,554
Amortization of deferred loan costs	477	396
Share-based employee compensation expense	2,252	2,972
Excess tax benefits from share-based payment arrangements	(172)	(401)
Decrease (increase) in accounts receivable, net	1,909	(16,274)
Decrease in other current assets	7,022	2,853
Decrease in accounts payable	(2,782)	(6,744)
Decrease in accrued salaries and benefits	(10,248)	(25,322)
Increase in other current liabilities	7,805	10,225
Deferred income taxes	(2,700)	3,509
Other	928	1,892
Decrease (increase) in other assets	137	(1,034)
Payments on other long-term liabilities	(358)	(2,313)
Net cash flows provided by (used in) operating activities	20,838	(7,273)

Cash flows from investing activities:
Change in restricted cash	469	—
Acquisition of property and equipment	(9,787)	(12,638)
Other	(1,796)	(1,412)
Net cash flows used in investing activities	(11,114)	(14,050)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	119,918	281,250
Payments of long-term debt	(123,445)	(256,922)
Deferred loan costs	(40)	(2,963)
Excess tax benefits from share-based payment arrangements	172	401
Exercise of stock options	1,862	393
Repurchases of common stock	(3,868)	—
Change in outstanding checks and other	(1,320)	(1,817)
Net cash flows (used in) provided by financing activities	(6,721)	20,342

Effect of exchange rate changes on cash	269	(86)

Net increase (decrease) in cash and cash equivalents	3,272	(1,067)

Cash and cash equivalents, beginning of period	1,064	2,356

Cash and cash equivalents, end of period	$4,336	$1,289
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

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three months ended March 31, 2011 and 2010, we recognized share-based compensation costs of $2.3 million and $3.0 million, respectively.

A summary of our stock options as of March 31, 2011 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2011	6,208	$17.12
Granted	259	14.16
Exercised	(157)	11.44
Forfeited or expired	(50)	18.10
Outstanding at March 31, 2011	6,260	17.14	5.48	$16,440
Exercisable at March 31, 2011	3,760	19.26	3.42	8,483

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 was $8.02.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of March 31, 2011 as well as activity during the three months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2011	1,153	$15.29
Granted	126	14.16
Vested	(156)	14.45
Forfeited	(16)	15.90
Nonvested at March 31, 2011	1,107	15.28

(3)	Income Taxes

Our effective tax rate increased to 43.9% for the three months ended March 31, 2011 compared to 40.9% for the three months ended March 31, 2010, primarily due to an increase in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2007 to present.

(4)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the balance sheet and recognize the unrealized gains and losses in either the balance sheet or statement of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with original notional amounts of $335.0 million ($145.0 million of which will become effective in January 2012 and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 30, 2011 to December 31, 2013.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at March 31, 2011 and December 31, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	March 31, 2011		December 31, 2010
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$56	$—	$136	$—

Derivatives designated as hedging instruments:
Other assets	—	25	—	—
Total assets	$56	$25	$136	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$192	$—	$245	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	3,261	—	4,465
Other long-term liabilities	—	2,528	—	2,593
Total liabilities	$192	$5,789	$245	$7,058

See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  These gains and losses are reclassified into earnings in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2011, we expect to reclassify $4.1 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated statement of operations (or when applicable, the consolidated balance sheet) during the three months ended March 31, 2011 and March 31, 2010:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010
Interest rate swap agreements, gross of tax effect	$1,294	$(642)

During the three months ended March 31, 2011 and 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the statement of operations in selling, general and administrative expenses.  At March 31, 2011, we had forward contracts with notional amounts of $9.4 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of operations during the three months ended March 31, 2011 and 2010.

(5)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

(In 000s) March 31, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$56	$56	$(50)	$6
Interest rate swap agreements	25	$25	(25)	—
Liabilities:
Foreign currency exchange contracts	$192	$192	$(50)	$142
Interest rate swap agreements	5,789	5,789	(25)	5,764

(In 000s) December 31, 2010	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$136	$136	$(116)	$20
Liabilities:
Foreign currency exchange contracts	$245	$245	$(116)	$129
Interest rate swap agreements	7,058	7,058	—	7,058

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2011 was as follows:

•	Cash and cash equivalents – The carrying amount of $4.3 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under our credit agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 6) at March 31, 2011 are $227.7 million and $238.7 million, respectively.

(6)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $191.5 million remained outstanding on March 31, 2011, and an uncommitted incremental accordion facility of $200.0 million.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of March 31, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of March 31, 2011, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

(7)	Restructuring and Related Charges and Impairment Loss

In November 2010, we began a restructuring of the Company primarily focused on aligning resources with current and emerging markets and consolidating operating capacity, which was largely completed by the end of fiscal 2010.  We do not expect to incur significant additional costs or adjustments related to this restructuring.  The change in accrued restructuring and related charges related to the November 2010 restructuring activities during the three months ended March 31, 2011 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2011	$7,607
Additions	—
Payments	(1,615)
Adjustments	(234)
Accrued restructuring and related charges at March 31, 2011	$5,758

(8)	Commitments and Contingencies

Shareholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of Healthways in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company.  These actions are based on facts substantially similar to those previously made in the recently settled securities class action, including: (a) allegations of individual violations of the Securities Exchange Act of 1934 (the “Act”), including Section 10(b), and (b) allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  The plaintiffs sought to recover damages in an unspecified amount and equitable and/or injunctive relief.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court gave preliminary approval of the settlement on December 1, 2010, and granted final approval following a fairness hearing held April 25, 2011.   Due to the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  An arbitration hearing has been scheduled for July 11, 2011.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  We are not able to reasonably estimate a range of potential losses, if any.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition; however, we may settle disputes and/or claims, sustain judgments or incur expenses relating to these matters in a particular fiscal quarter which may adversely affect our results of operations.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

(9)	Share Repurchases

The following table contains information for shares of our Common Stock that we repurchased during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 through 31	137,600	$11.03	567,254	$53,987,364
February 1 through 28	16,000	$11.89	583,254	$53,797,124
March 1 through 31	145,293	$14.87	728,547	$51,636,617

Total	298,893

(1)  All share repurchases between January 1, 2011 and March 31, 2011 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

(10)	Comprehensive Income

Comprehensive income, net of income taxes, was $4.8 million and $9.0 million for the three months ended March 31, 2011 and 2010, respectively.

(11)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

(In 000s, except per share data)	Three Months Ended March 31,
	2011	2010
Numerator:
Net income - numerator for basic earnings per share	$4,135	$9,414

Denominator:
Shares used for basic earnings per share	33,975	33,955
Effect of dilutive securities outstanding:
Non-qualified stock options	380	529
Restricted stock units	335	435
Shares used for diluted earnings per share	34,690	34,919

Earnings per share:
Basic	$0.12	$0.28
Diluted	$0.12	$0.27

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	4,441	3,370
Restricted stock units	128	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby reducing both direct healthcare costs and associated costs from the loss of employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil and Australia.  We operate care enhancement and coaching centers worldwide staffed with licensed health professionals.  Our fitness center network encompasses approximately 14,000 U.S. locations.  We also maintain an extensive network of over 39,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people to adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness solutions, weight management, and complementary and alternative medicine.

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

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness solution or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties.  Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.”  In order for us to use the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution you that the following important factors, among others, may affect these forward-looking statements.  Consequently, actual operations and results may differ materially from those expressed in the forward-looking statements.  The important factors include but are not limited to:

•	our ability to sign and implement new contracts for our solutions;
•	our ability to accurately forecast the costs required to fully implement new contracts;
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

•
the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), on our operations and/or the demand for our services;

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

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate acquired businesses or technologies into our business and to accurately forecast the related costs;
•	our ability to anticipate strategic changes and opportunities in our industry and/or business and to accurately forecast the related impact on our earnings;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•
our ability to implement our new integrated data and technology solutions platform within the required timeframe and expected cost estimates and to develop and enhance this platform and/or other technologies to meet evolving customer and market needs;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic; and
•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Contract Terms

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the three months ended March 31, 2011 were performance-based and were subject to final reconciliation as of March 31, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide our services to their members.  Restructurings of contracts and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 18% of our revenues for the three months ended March 31, 2011 were derived from one customer. The loss of this customer or any other large customer or a reduction in the profitability of a contract with any large customer could have a material negative impact on our results of operations, cash flows, and financial condition.

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

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day, with more than 1.2 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This agreement was recently expanded with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

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

We are adding and enhancing solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer’s population are eligible to receive our services.  Recently signed contracts have expanded both the level of integration and breadth of services provided to major health plans as they develop and implement a number of patient centered medical home models.  Our services now extend beyond chronic care and wellness programs to include care management and pharmacy benefit management as well as health promotion, prevention and quality improvement solutions.

Our strategy includes as a priority the ongoing expansion of our value proposition through the introduction of our total population management solution.  This solution, in addition to improving individuals’health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of lost productivity for health-related reasons.  With the success of our total population management solution, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

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

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the three months ended March 31, 2011 were performance-based and were subject to final reconciliation as of March 31, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2011, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $36.0 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the three months ended March 31, 2011, net performance-related adjustments to revenue that pertained to services provided prior to 2011 were not material.

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

Except for a certain trade name which has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, using the straight-line method over their estimated useful lives.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

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

Results of Operations

The following table shows the components of the statements of operations for the three months ended March 31, 2011 and 2010 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2011	2010

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	74.8%	72.0%
Selling, general and administrative expenses	10.9%	9.6%
Depreciation and amortization	7.6%	7.6%
Operating income (1)	6.6%	10.8%

Interest expense	2.1%	1.9%

Income before income taxes	4.5%	8.9%
Income tax expense	2.0%	3.6%

Net income	2.5%	5.3%

(1) Figures may not add due to rounding.

Revenues

Revenues decreased $16.0 million, or 9.0%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to contract and program terminations with certain customers and the loss by some of our health plan customers of certain of their administrative services only (“ASO”) employer accounts, somewhat offset by increased revenues from an increase in participation in our fitness solutions as well as in the number of members eligible to participate in such solutions.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 74.8% for the three months ended March 31, 2011 compared to 72.0% for the three months ended March 31, 2010, primarily due to the following:

•	costs associated with securing and implementing certain significant new and innovative contracts;
•
an increased portion of our revenue generated by fitness solutions, which typically have a higher cost of services as a percentage of revenue than our other programs, somewhat offset by efficiencies gained in these solutions through economies of scale and cost management initiatives;

•	certain costs that cannot reduced in the same proportion and/or timeframe as the decrease in revenues discussed above;
•	an increase in consulting expenses primarily related to implementation of our Embrace platform; and
•
changes in the contract structure of certain incentive-based wellness programs from a utilization model to a PMPM model as well as an increase in the number of members eligible for these programs and their utilization of such programs.

These increases were somewhat offset by a decrease in cost of services as a percentage of revenues primarily due to a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 10.9% for the three months ended March 31, 2010 compared to 9.6% for the three months ended March 31, 2010, primarily due to the following:

•	costs involved in pursuing business in evolving markets such as domestic government, community, and certain international markets; and
•	certain costs that cannot be reduced in the same proportion and/or timeframe as the decrease in revenues discussed above.

These increases were somewhat offset by the following decreases in selling, general and administrative expenses as a percentage of revenues:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods; and

•	cost savings realized from a restructuring of the Company that was largely completed during the fourth quarter of 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 8.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily related to certain computer software that has become fully depreciated since March 31, 2010 and that had a shorter useful life than our current Embrace platform, which was recently placed into service.

Interest Expense

Interest expense for the three months ended March 31, 2011 remained relatively consistent with the three months ended March 31, 2010.

Income Tax Expense

Our effective tax rate increased to 43.9% for the three months ended March 31, 2011 compared to 40.9% for the three months ended March 31, 2011, primarily due to an increase in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.

Outlook

We anticipate that quarterly revenues and earnings will improve for the remainder of 2011 compared to the three months ended March 31, 2011, primarily due to the following:

•	upcoming start dates for certain significant new contracts;
•	the recognition of performance-based revenues and other revenues based on achieving certain deliverables;
•	a decrease in costs associated with securing and implementing certain significant new and innovative contracts;
•	ramping member enrollment on certain contracts throughout the year; and
•	a decrease in incentive costs related to member utilization of certain incentive-based wellness programs, which tends to be higher earlier in the year.

We anticipate depreciation and amortization expense for fiscal 2011 will increase slightly compared to the three months ended March 31, 2011 primarily due to new projects expected to be placed into service.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.  We anticipate that our effective tax rate for the remainder of 2011 will decrease slightly as compared to the three months ended March 31, 2011; however, we will continue to monitor and adjust the rate based upon changes in the geographic mix of our earnings, adjustments to uncertain tax positions, and consideration of other tax issues affecting the company.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2011 provided cash of $20.8 million compared to a use of cash of $7.3 million for the three months ended March 31, 2010.  The increase in operating cash flow is primarily due to a lower short-term incentive compensation payment during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  These amounts are paid following the year in which they are earned.

Investing activities during the three months ended March 31, 2011 used $11.1 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the three months ended March 31, 2011 used $6.7 million in cash, primarily due to net repayments on borrowings under our credit agreement and repurchases of our common stock.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $191.5 million remained outstanding on March 31, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of March 31, 2011, availability under our revolving credit facility totaled $266.1 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of March 31, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with original notional amounts of $335.0 million ($145.0 million of which will become effective in January 2012 and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 30, 2011 to December 31, 2013.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.

We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board of Directors authorized a share repurchase program which allows for the repurchase over a two-year period of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions.  As of March 31, 2011, $51.6 million of our common stock is still subject to repurchase under this program.

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Fourth Amended Credit Agreement will continue to enable us to meet our contractual obligations, to effect the share repurchase program, and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements or additional call centers, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

In order to manage our interest rate exposure under the Fourth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855%.

A one-point interest rate change would have resulted in a change in interest expense of approximately $0.2 million for the three months ended March 31, 2011.

As a result of our investment in international initiatives, as of March 31, 2011 we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for the three months ended March 31, 2011.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Shareholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of Healthways in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company.  These actions are based on facts substantially similar to those previously made in the recently settled securities class action, including: (a) allegations of individual violations of the Securities Exchange Act of 1934 (the “Act”), including Section 10(b), and (b) allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  The plaintiffs sought to recover damages in an unspecified amount and equitable and/or injunctive relief.

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

On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint is identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  A scheduling order was entered on April 1, 2010, and discovery commenced thereafter.  On April 30, 2010, Plaintiff filed a motion for class certification.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million, with such settlement being funded by the Company’s fiduciary liability insurance carrier.  The District Court gave preliminary approval of the settlement on December 1, 2010, and granted final approval following a fairness hearing held April 25, 2011.   Due to the Company’s insurance coverage, this settlement is not expected to result in any charge to the Company.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  An arbitration hearing has been scheduled for July 11, 2011.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  We are not able to reasonably estimate a range of potential losses, if any.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition; however, we may settle disputes and/or claims, sustain judgments or incur expenses relating to these matters in a particular fiscal quarter which may adversely affect our results of operations.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of our Common Stock that we repurchased during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1 through 31	137,600	$11.03	567,254	$53,987,364
February 1 through 28	16,000	$11.89	583,254	$53,797,124
March 1 through 31	145,293	$14.87	728,547	$51,636,617

Total	298,893

(1)  All share repurchases between January 1, 2011 and March 31, 2011 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment to Employment Agreement dated April 6, 2011 between the Company and Alfred Lumsdaine

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 9, 2011	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)