Form 10-Q
period 2011-06-30
HEALTHWAYS, INC
filed 2011-08-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Yes   ☐   No  ☒

As of August 4, 2011 there were outstanding 33,702,609 shares of the Registrant’s common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$955	$1,064
Accounts receivable, net	82,210	89,108
Prepaid expenses	10,393	12,577
Other current assets	2,802	3,064
Income taxes receivable	1,885	8,695
Deferred tax asset	13,657	11,272
Total current assets	111,902	125,780

Property and equipment:
Leasehold improvements	41,147	40,662
Computer equipment and related software	222,005	207,077
Furniture and office equipment	27,437	27,328
Capital projects in process	15,302	10,117
	305,891	285,184
Less accumulated depreciation	(172,860)	(154,528)
	133,031	130,656

Other assets	12,888	14,733

Intangible assets, net	91,297	94,255
Goodwill, net	496,265	496,265

Total assets	$845,383	$861,689

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2011	2010
Current liabilities:
Accounts payable	$24,296	$22,555
Accrued salaries and benefits	31,905	39,157
Accrued liabilities	29,896	31,532
Deferred revenue	6,275	5,931
Contract billings in excess of earned revenue	23,441	18,814
Current portion of long-term debt	4,178	3,935
Current portion of long-term liabilities	4,080	3,309
Total current liabilities	124,071	125,233

Long-term debt	223,200	243,425
Long-term deferred tax liability	24,621	23,050
Other long-term liabilities	34,166	39,140

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,808,298 and 34,018,706 shares outstanding	34	34
Additional paid-in capital	239,796	232,524
Retained earnings	216,124	206,210
Treasury stock, at cost, 1,101,765 and 429,654 shares in treasury	(13,950)	(4,494)
Accumulated other comprehensive loss	(2,679)	(3,433)
Total stockholders’ equity	439,325	430,841

Total liabilities and stockholders’ equity	$845,383	$861,689

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$169,596	$175,523	$332,565	$354,522
Cost of services (exclusive of depreciation and amortization of $8,970, $9,928, $17,994, and $20,161, respectively, included below)	126,009	121,985	247,917	250,852
Selling, general and administrative expenses	17,706	18,703	35,547	35,938
Depreciation and amortization	12,443	13,341	24,876	26,895

Operating income	13,438	21,494	24,225	40,837
Gain on sale of investment	—	(1,163)	—	(1,163)
Interest expense	3,170	3,612	6,588	7,034

Income before income taxes	10,268	19,045	17,637	34,966
Income tax expense	4,490	7,207	7,723	13,714

Net income	$5,778	$11,838	$9,914	$21,252

Earnings per share:
Basic	$0.17	$0.35	$0.29	$0.62

Diluted	$0.17	$0.34	$0.29	$0.61

Weighted average common shares
and equivalents:
Basic	33,942	34,117	33,957	34,037
Diluted	34,790	34,933	34,711	34,928

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2010	$—	$34	$232,524	$206,210	$(4,494)	$(3,433)	$430,841

Comprehensive income:

Net income	—	—	—	9,914	—	—	9,914

Net change in fair value of interest rate
swaps, net of income taxes of $416	—	—	—	—	—	643	643

Foreign currency translation adjustment	—	—	—	—	—	111	111

Total comprehensive income							10,668

Repurchases of common stock	—	—	—	—	(9,456)	—	(9,456)

Exercise of stock options	—	—	3,736	—	—	—	3,736

Tax effect of stock options and restricted stock units	—	—	(992)	—	—	—	(992)

Share-based employee compensation expense	—	—	4,528	—	—	—	4,528

Balance, June 30, 2011	$—	$34	$239,796	$216,124	$(13,950)	$(2,679)	$439,325

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,914	$21,252
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	24,876	26,895
Amortization of deferred loan costs	954	869
Gain on sale of investment	—	(1,163)
Share-based employee compensation expense	4,528	5,591
Deferred income taxes	(2,757)	1,908
Excess tax benefits from share-based payment arrangements	(339)	(806)
Decrease (increase) in accounts receivable, net	6,391	(11,782)
Decrease in other current assets	7,238	6,152
Increase (decrease) in accounts payable	2,084	(6,437)
Decrease in accrued salaries and benefits	(12,421)	(27,779)
Increase in other current liabilities	8,962	13,797
Other	(458)	(1,409)
Net cash flows provided by operating activities	48,972	27,088

Cash flows from investing activities:
Acquisition of property and equipment	(21,664)	(23,384)
Sale of investment	—	1,163
Change in restricted cash	469	—
Other	(3,586)	(2,814)
Net cash flows used in investing activities	(24,781)	(25,035)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	203,147	417,450
Payments of long-term debt	(223,198)	(415,766)
Deferred loan costs	—	(3,166)
Excess tax benefits from share-based payment arrangements	339	806
Exercise of stock options	3,736	532
Repurchases of common stock	(9,456)	—
Change in outstanding checks and other	611	(2,881)
Net cash flows used in financing activities	(24,821)	(3,025)

Effect of exchange rate changes on cash	521	(302)

Net decrease in cash and cash equivalents	(109)	(1,274)

Cash and cash equivalents, beginning of period	1,064	2,356

Cash and cash equivalents, end of period	$955	$1,082

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. (the “Company”) and its wholly-owned subsidiaries reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.  We have reclassified certain items in prior periods to conform to current classifications.

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

(2)	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures”.  These amendments provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are consistent between U.S. GAAP and International Financial Reporting Standards.  ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  We do not expect the adoption of this amendment to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011.  We have not yet determined which presentation of comprehensive income we will elect but do not expect the adoption of this standard to have a material impact on our consolidated results of operations, statement of financial position, or cash flows.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and six months ended June 30, 2011, we recognized share-based compensation costs of $2.3 million and $4.5 million, respectively.  For the three and six months ended June 30, 2010, we recognized share-based compensation costs of $2.6 million and $5.6 million, respectively.

A summary of our stock options as of June 30, 2011 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2011	6,208	$17.12
Granted	368	14.70
Exercised	(332)	11.06
Forfeited or expired	(172)	14.93
Outstanding at June 30, 2011	6,072	17.37	5.30	$ 14,598
Exercisable at June 30, 2011	3,576	19.64	3.14	$ 7,407

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2011 was $9.03 and $8.32, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of June 30, 2011 as well as activity during the six months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2011	1,153	$15.29
Granted	183	14.71
Vested	(180)	16.44
Forfeited	(62)	12.83
Nonvested at June 30, 2011	1,094	$15.18

(4)	Income Taxes

Our effective tax rate increased to 43.7% and 43.8% for the three and six months ended June 30, 2011, compared to 37.8% and 39.2% for the three and six months ended June 30, 2010, respectively, primarily due to the favorable impact on the 2010 effective tax rate of an earn-out adjustment recorded during the three and six months ended June 30, 2010, as well an increase during the three and six months ended June 30, 2011 in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2008 to present.

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

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with notional amounts of $335.0 million ($145.0 million of which will become effective in January 2012 and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 30, 2011 to December 31, 2013.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at June 30, 2011 and December 31, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	June 30, 2011		December 31, 2010
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$98	$—	$136	$—
Total assets	$98	$—	$136	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$263	$—	$245	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	2,253	—	4,465
Other long-term liabilities	—	3,746	—	2,593
Total liabilities	$263	$5,999	$245	$7,058

    See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2011, we expect to reclassify $3.9 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated balance sheet during the three and six months ended June 30, 2011 and June 30, 2010:

(In $000s)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Three Months Ended		Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest rate swap agreements, gross of tax effect	$(235)	$(677)	$1,059	$(1,319)

During the three and six months ended June 30, 2011 and 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statement of operations in selling, general and administrative expenses.  At June 30, 2011, we had forward contracts with notional amounts of $9.7 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of operations during the three or six months ended June 30, 2011 and 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

(In $000s) June 30, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$98	$98	$(45)	$53
Liabilities:
Foreign currency exchange contracts	$263	$263	$(45)	$218
Interest rate swap agreements	5,999	5,999	—	5,999

(In $000s) December 31, 2010	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$136	$136	$(116)	$20
Liabilities:
Foreign currency exchange contracts	$245	$245	$(116)	$129
Interest rate swap agreements	7,058	7,058	—	7,058

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2011 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.0 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt –The estimated fair value of outstanding borrowings under our credit agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 7) at June 30, 2011 are $214.8 million and $222.6 million, respectively.

(7)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $191.0 million remained outstanding on June 30, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of June 30, 2011, availability under the 2011 Revolving Credit Facility and the 2013 Revolving Credit Facility totaled $245.1 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of June 30, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of June 30, 2011, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

(8)	Restructuring and Related Charges

In November 2010, we began a restructuring of the Company primarily focused on aligning resources with current and emerging markets and consolidating operating capacity, which was largely completed by the end of fiscal 2010.  We do not expect to incur significant additional costs or adjustments related to this restructuring.  The change in accrued restructuring and related charges during the six months ended June 30, 2011 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2011	$7,607
Additions	—
Payments	(4,448)
Adjustments (1)	(734)
Accrued restructuring and related charges at June 30, 2011	$2,425

(1) Adjustments for the six months ended June 30, 2011 resulted primarily from a favorable adjustment to lease termination costs due to a sublease of certain unused office space.

(9)	Commitments and Contingencies

Shareholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of the Company in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company, seeking damages and equitable and/or injunctive relief.  These actions are based on allegations of individual violations of the Securities Exchange Act of 1934 and allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  These lawsuits were consolidated and the plaintiffs filed a consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the trial court’s dismissal on March 14, 2011.

ERISA Lawsuits

On July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against the Company and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan.  An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan, alleging that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment by (i) failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, (ii) failing to seek independent advice as to whether to continue to permit the 401(k) plan to hold Company stock, and (iii) failing to closely monitor the Investment Committee and other 401(k) plan fiduciaries.   On August 6, 2009, the parties filed a stipulation of dismissal.  On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint was identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million.  The District Court gave preliminary approval of the settlement on December 1, 2010, and granted final approval following a fairness hearing held April 25, 2011.   Due to the Company’s fiduciary liabilities insurance coverage, this settlement did not result in any charge to the Company.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any.

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

Contractual Commitment

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC (“HP”) that contains minimum fee requirements.  Total payments over the ten-year term must equal or exceed a minimum level of approximately $185 million; however, based on initial required service and equipment level assumptions, we estimate that the total payments will be approximately $380 million, $18.0 million of which will occur during the remainder of 2011, $100.9 million of which will occur during 2012 and 2013, $80.8 million of which will occur during 2014 and 2015, and the remaining $180.3 million of which will occur thereafter.  The agreement allows us to terminate all or a portion of the services after two years provided we pay certain termination fees which could be material to the Company.

(10)	Share Repurchases

The following table contains information for shares of our common stock that we repurchased during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through 30	178,614	$14.76	907,161	$49,000,274
May 1 through 31	18,443	$15.72	925,604	$48,710,350
June 1 through 30	176,161	$15.11	1,101,765	$46,048,557

Total	373,218

    All share repurchases were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

(11)	Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment.

(12)	Comprehensive Income

Comprehensive income, net of income taxes, was $5.9 million and $11.3 million for the three months ended June 30, 2011 and 2010, respectively, and $10.7 million and $20.3 million for the six months ended June 30, 2011 and 2010, respectively.

(13)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

(In 000s, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income - numerator for basic earnings per share	$5,778	$11,838	$9,914	$21,252

Denominator:
Shares used for basic earnings per share	33,942	34,117	33,957	34,037
Effect of dilutive securities outstanding:
Non-qualified stock options	510	456	417	493
Restricted stock units	338	360	337	398
Shares used for diluted earnings per share	34,790	34,933	34,711	34,928

Earnings per share:
Basic	$0.17	$0.35	$0.29	$0.62
Diluted	$0.17	$0.34	$0.29	$0.61

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	3,746	3,935	4,191	3,601
Restricted stock units	18	83	68	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and hospitals in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil, Australia and France.  We operate domestic and international care enhancement and coaching centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 14,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary and alternative medicine and chiropractic practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

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

•	our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;

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
•
our ability to achieve, and reach mutual agreement with customers with respect to, contractually required performance metrics, cost savings and clinical outcomes improvements, or to achieve such metrics, savings and improvements within the time frames contemplated by us;

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

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate acquired businesses, services (including outsourced services), or technologies into our business and to accurately forecast the related costs;
•	our ability to anticipate and respond to strategic changes and opportunities in our industry and/or business and to accurately forecast the related impact on our earnings;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•
our ability to implement our integrated data and technology solutions platform within the required timeframe and expected cost estimates and to develop and enhance this platform and/or other technologies to meet evolving customer and market needs;

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

Customer Contracts

Contract Terms

We generally determine our contract fees by multiplying a contractually negotiated rate per member per month (“PMPM”) by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the six months ended June 30, 2011 were performance-based and were subject to final reconciliation as of June 30, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide our services to their members.  Restructurings of contracts and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 17% and 18% of our revenues for the three and six months ended June 30, 2011, respectively, were derived from one customer. No other customer accounted for 10% or more of our revenues during the three or six months ended June 30, 2011.

Technology

Our solutions require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions such as face-to-face, telephonic, print materials and web portals to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP, and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual’s readiness to change and provide personalized support through appropriate messaging using any method desired, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof to motivate and sustain healthy behaviors.

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

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall healthcare costs and improving productivity and performance for individuals, families, health plans, governments, employers and communities.

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day, with more than 1.2 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This relationship was recently expanded with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

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

We are adding and enhancing solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer’s population are eligible to receive our services.  Recently signed contracts have expanded both the level of integration and breadth of services provided to major health plans as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include care management and pharmacy benefit management, as well as health promotion, prevention and quality improvement solutions.

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

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.

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

Revenue Recognition

We generally determine our contract fees by multiplying a contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts provide that a portion of our fees may be refundable to the customer (“performance-based”) if our programs do not achieve, when compared to a baseline year, a targeted percentage reduction in the customer’s healthcare costs and selected clinical and/or other criteria that focus on improving the health of the members.  Approximately 3% of revenues recorded during the six months ended June 30, 2011 were performance-based and were subject to final reconciliation as of June 30, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.  Some contracts also provide for additional fees for incentive bonuses in excess of the contractual PMPM rate if we meet or exceed contractual performance targets.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2011, performance-based fees that have not yet been settled with our customers but that have been recognized as revenue in the current and prior years totaled approximately $33.6 million, all of which was based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, data reconciliation differences, or adjustments to incentive bonuses may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the six months ended June 30, 2011, we recognized a net increase in revenue of $1.4 million that related to services provided prior to 2011.

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

We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  We estimate the fair value of any trade names using a present value technique, which requires management’s estimate of future revenues attributable to these trade names, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade names.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant.  Determining the fair value of stock options at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior.  In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

The following table shows the components of the statements of operations for the three and six months ended June 30, 2011 and 2010 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	74.3%	69.5%	74.5%	70.8%
Selling, general and administrative expenses	10.4%	10.7%	10.7%	10.1%
Depreciation and amortization	7.3%	7.6%	7.5%	7.6%
Operating income (1)	7.9%	12.2%	7.3%	11.5%

Gain on sale of investment	—	(0.7)%	—	(0.3)%
Interest expense	1.9%	2.1%	2.0%	2.0%

Income before income taxes (1)	6.1%	10.9%	5.3%	9.9%
Income tax expense	2.6%	4.1%	2.3%	3.9%

Net income (1)	3.4%	6.7%	3.0%	6.0%

(1) Figures may not add due to rounding.

Revenues

Revenues decreased $5.9 million and $22.0 million, or 3.4% and 6.2%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to contract and program terminations with certain customers, somewhat offset by increases in revenues due to the following:

•	new and expanded contracts; and
•	an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 74.3% for the three months ended June 30, 2011 compared to 69.5% for the three months ended June 30, 2010, primarily due to the following:

•	costs associated with implementing certain significant new and innovative contracts;
•	an increase in implementation expenses primarily related to our Embrace platform;
•	an increased portion of our revenue generated by fitness solutions, which typically have a higher cost of services as a percentage of revenue than our other programs;
•	costs associated with an initiative to promote member participation in certain of our programs; and
•	certain costs that cannot be reduced in the same proportion and/or timeframe as the decrease in revenues discussed above.

These increases were somewhat offset by the following decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•	a decrease in salaries and benefits expense, primarily due to a restructuring of the Company, which was completed during the fourth quarter of 2010;
•	cost savings related to certain operational efficiencies; and
•	a decrease in health insurance costs related to a decrease in claims for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 74.5% for the six months ended June 30, 2011 compared to 70.8% for the six months ended June 30, 2010, primarily due to the following:

•	costs associated with securing and implementing certain significant new and innovative contracts;
•	an increase in implementation expenses primarily related to our Embrace platform;
•	an increased portion of our revenue generated by fitness solutions, which typically have a higher cost of services as a percentage of revenue than our other programs;
•
changes in the contract structure of certain incentive-based wellness programs from a utilization model to a PMPM model as well as an increase in the number of members eligible for these programs and their utilization of such programs;

•	costs associated with an initiative to promote member participation in certain of our programs; and
•	certain costs that cannot be reduced in the same proportion and/or timeframe as the decrease in revenues discussed above.

These increases were somewhat offset by the following decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues:

•	a decrease in the level of short-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•	a decrease in salaries and benefits expense, primarily due to a restructuring of the Company, which was completed during the fourth quarter of 2010; and
•	cost savings related to certain operational efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million and $0.4 million, or 5.3% and 1.1%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to the following:

•
a decrease in the level of short-term incentive compensation during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 based on the Company’s year-to-date financial performance against established internal targets for these periods; and

•	cost savings realized during the three and six months ended June 30, 2011 from a restructuring of the Company that was largely completed during the fourth quarter of 2010.

These decreases were somewhat offset by increased costs involved in pursuing business in evolving markets such as domestic government, community, and certain international markets.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.9 million and $2.0 million, or 6.7% and 7.5%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily related to certain computer software that has become fully depreciated since June 30, 2010.

Interest Expense

Interest expense decreased 12.2% and 6.3%, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily as a result of a decrease in the average interest rate paid on outstanding borrowings due to a decline in LIBOR rates and a lower average level of outstanding borrowings under our credit agreement during the three and six months ended June 30, 2011 compared to the same periods in 2010.

Income Tax Expense

Our effective tax rate increased to 43.7% and 43.8% for the three and six months ended June 30, 2011, respectively, compared to 37.8% and 39.2% for the three and six months ended June 30, 2010, respectively, primarily due to the favorable impact on the 2010 effective tax rate of an earn-out adjustment recorded during the three and six months ended June 30, 2010, as well as an increase during the three and six months ended June

30, 2011 in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.

Outlook

We anticipate that quarterly revenues and earnings will increase for the remainder of 2011 compared to the six months ended June 30, 2011, primarily due to the following:

•	the recognition of performance-based revenues and other revenues based on achieving certain targets and deliverables with respect to certain of our contracts;
•	a decrease in costs associated with securing and implementing certain significant new and innovative contracts;
•	ramping member enrollment on certain contracts throughout the year; and
•	a decrease in incentive costs related to member utilization of certain incentive-based wellness programs, which tends to be higher earlier in the year.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.  We anticipate that our effective tax rate for the remainder of 2011 will decrease slightly as compared to the six months ended June 30, 2011; however, we will continue to monitor and adjust the rate based upon changes in the geographic mix of our earnings, changes in our ability to recognize a tax benefit on certain expenses related to international operations, adjustments to uncertain tax positions, and consideration of other tax issues affecting the Company.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2011 provided cash of $49.0 million compared to $27.1 million for the six months ended June 30, 2010.  The increase in operating cash flow is primarily due to a lower short-term incentive compensation payment during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  These amounts are generally paid following the year in which they are earned.

Investing activities during the six months ended June 30, 2011 used $24.8 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the six months ended June 30, 2011 used $24.8 million in cash, primarily due to net repayments on borrowings under our credit agreement and repurchases of our common stock.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $191.0 million remained outstanding on June 30, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of June 30, 2011, availability under the 2011 Revolving Credit Facility and the 2013 Revolving Credit Facility totaled $245.1 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of June 30, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with notional amounts of $335.0 million ($145.0 million of which will become effective in January 2012 and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 30, 2011 to December 31, 2013.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855%, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.

We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board of Directors authorized a share repurchase program which allows for the repurchase over a two-year period of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions.  As of June 30, 2011, $46.0 million of our common stock is still subject to repurchase under this program.

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

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations from those reported at December 31, 2010 in our Annual Report on Form 10-K, except for a new ten-year applications and technology services outsourcing agreement with HP that contains minimum fee requirements.  Total payments over the ten-year term must equal or exceed a minimum level of approximately $185 million; however, based on initial required service and equipment level assumptions, we estimate that the total payments will be approximately $380 million, $18.0 million of which will occur during the remainder of 2011, $100.9 million of which will occur during 2012 and 2013, $80.8 million of which will occur during 2014 and 2015, and the remaining $180.3 million of which will occur thereafter.  The agreement allows us to terminate all or a portion of the services after two years provided we pay certain termination fees which could be material to the Company.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, an amendment to Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures”.  These amendments provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are consistent between U.S. GAAP and International Financial Reporting Standards.  ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  We do not expect the adoption of this amendment to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011.  We have not yet determined which presentation of comprehensive income we will elect but do not expect the adoption of this standard to have a material impact on our consolidated results of operations, statement of financial position, or cash flows.

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

A one-point interest rate change would have resulted in a change in interest expense of approximately $0.4 million for the six months ended June 30, 2011.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2011.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Shareholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of the Company in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company, seeking damages and equitable and/or injunctive relief.  These actions are based on allegations of individual violations of the Securities Exchange Act of 1934 and allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  These lawsuits were consolidated and the plaintiffs filed a consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the trial court’s dismissal on March 14, 2011.

ERISA Lawsuits

On July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against the Company and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan.  An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan, alleging that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment by (i) failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, (ii) failing to seek independent advice as to whether to continue to permit the 401(k) plan to hold Company stock, and (iii) failing to closely monitor the Investment Committee and other 401(k) plan fiduciaries.   On August 6, 2009, the parties filed a stipulation of dismissal.  On February 1, 2010, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, alleging ERISA violations in the administration of the Company’s 401(k) plan.  The new complaint was identical to the original complaint, including the allegations and the requests for relief.  Defendants’ answer to this complaint was filed on March 22, 2010.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million.  The District Court gave preliminary approval of the settlement on December 1, 2010, and granted final approval following a fairness hearing held April 25, 2011.   Due to the Company’s fiduciary liabilities insurance coverage, this settlement did not result in any charge to the Company.

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  In 2010, we received a notice of arbitration under the terms of our agreement alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of our common stock that we repurchased during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through 30	178,614	$14.76	907,161	$49,000,274
May 1 through 31	18,443	$15.72	925,604	$48,710,350
June 1 through 30	176,161	$15.11	1,101,765	$46,048,557

Total	373,218

    All share repurchases were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Master Services Agreement between the Company and HP Enterprise Services, LLC*

10.2	Capital Accumulation Plan, as amended and restated

10.3	2007 Stock Incentive Plan Performance Cash Award Agreement, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Portions of this Exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	August 8, 2011	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)