Form 10-Q
period 2011-09-30
HEALTHWAYS, INC
filed 2011-11-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Yes   ☐   No  ☒

As of November 4, 2011 there were outstanding 33,286,402 shares of the Registrant’s common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$6,636	$1,064
Accounts receivable, net	93,490	89,108
Prepaid expenses	11,479	12,577
Other current assets	2,492	3,064
Income taxes receivable	—	8,695
Deferred tax asset	11,741	11,272
Total current assets	125,838	125,780

Property and equipment:
Leasehold improvements	41,666	40,662
Computer equipment and related software	224,242	207,077
Furniture and office equipment	27,906	27,328
Capital projects in process	21,757	10,117
	315,571	285,184
Less accumulated depreciation	(179,041)	(154,528)
	136,530	130,656

Other assets	11,470	14,733

Intangible assets, net	95,816	94,255
Goodwill, net	520,120	496,265

Total assets	$889,774	$861,689

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2011	2010
Current liabilities:
Accounts payable	$20,377	$22,555
Accrued salaries and benefits	30,165	39,157
Accrued liabilities	30,502	31,532
Deferred revenue	6,711	5,931
Contract billings in excess of earned revenue	15,965	18,814
Income taxes payable	4,417	—
Current portion of long-term debt	3,968	3,935
Current portion of long-term liabilities	4,164	3,309
Total current liabilities	116,269	125,233

Long-term debt	272,770	243,425
Long-term deferred tax liability	23,183	23,050
Other long-term liabilities	34,365	39,140

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,223,876 and 34,018,706 shares outstanding, respectively	33	34
Additional paid-in capital	248,522	232,524
Retained earnings	225,587	206,210
Treasury stock, at cost, 2,254,953 and 429,654 shares in treasury, respectively	(28,182)	(4,494)
Accumulated other comprehensive loss	(2,773)	(3,433)
Total stockholders’ equity	443,187	430,841

Total liabilities and stockholders’ equity	$889,774	$861,689

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$176,206	$170,487	$508,770	$525,009
Cost of services (exclusive of depreciation and amortization of $8,973, $9,309, $26,967, and $29,471, respectively, included below)	129,588	119,686	377,513	370,539
Selling, general & administrative expenses	14,185	17,420	49,724	53,358
Depreciation and amortization	12,467	12,772	37,343	39,666

Operating income	19,966	20,609	44,190	61,446
Gain on sale of investment	—	—	—	(1,163)
Interest expense	3,221	3,487	9,809	10,521

Income before income taxes	16,745	17,122	34,381	52,088
Income tax expense	7,281	6,598	15,004	20,312

Net income	$9,464	$10,524	$19,377	$31,776

Earnings per share:
Basic	$0.28	$0.31	$0.57	$0.93

Diluted	$0.28	$0.30	$0.56	$0.91

Weighted average common shares
and equivalents:
Basic	33,534	34,231	33,815	34,103
Diluted	34,178	34,964	34,525	34,939

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2010	$—	$34	$232,524	$206,210	$(4,494)	$(3,433)	$430,841

Comprehensive income:

Net income	—	—	—	19,377	—	—	19,377

Net change in fair value of interest rate
swaps, net of income taxes of $648	—	—	—	—	—	1,000	1,000

Foreign currency translation adjustment	—	—	—	—	—	(340)	(340)

Total comprehensive income							20,037

Repurchases of common stock	—	(2)	—	—	(23,688)	—	(23,690)

Exercise of stock options	—	1	4,811	—	—	—	4,812

Tax effect of stock options and restricted stock units	—	—	(1,053)	—	—	—	(1,053)

Share-based employee compensation expense	—	—	6,803	—	—	—	6,803

Issuance of stock in conjunction with Navvis acquisition	—	—	5,437	—	—	—	5,437

Balance, September 30, 2011	$—	$33	$248,522	$225,587	$(28,182)	$(2,773)	$443,187

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$19,377	$31,776
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	37,343	39,666
Amortization of deferred loan costs	1,431	1,350
Gain on sale of investment	—	(1,163)
Share-based employee compensation expense	6,803	7,958
Deferred income taxes	(2,728)	51
Excess tax benefits from share-based payment arrangements	(433)	(1,048)
Increase in accounts receivable, net	(3,554)	(7,462)
Decrease in other current assets	6,396	5,740
Decrease in accounts payable	(588)	(3,260)
Decrease in accrued salaries and benefits	(14,361)	(18,364)
Increase in other current liabilities	9,400	14,368
Other	(756)	(740)
Net cash flows provided by operating activities	58,330	68,872

Cash flows from investing activities:
Acquisition of property and equipment	(33,508)	(32,292)
Sale of investment	—	1,163
Business acquisitions, net of cash acquired	(23,523)	—
Change in restricted cash	469	—
Other	(5,554)	(4,211)
Net cash flows used in investing activities	(62,116)	(35,340)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	350,422	535,372
Payments of long-term debt	(321,393)	(563,206)
Deferred loan costs	—	(3,219)
Excess tax benefits from share-based payment arrangements	433	1,048
Exercise of stock options	4,812	1,004
Repurchases of common stock	(23,690)	—
Change in outstanding checks and other	(1,320)	(5,037)
Net cash flows provided by (used in) financing activities	9,264	(34,038)

Effect of exchange rate changes on cash	94	104

Net increase (decrease) in cash and cash equivalents	5,572	(402)

Cash and cash equivalents, beginning of period	1,064	2,356

Cash and cash equivalents, end of period	$6,636	$1,954

Noncash Activities:
Assets acquired through capital lease obligations	$—	5,635
Issuance of unregistered common stock associated with Navvis acquisition	$5,437	—

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. (“Healthways” or the “Company”) and its wholly-owned subsidiaries reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.  We have reclassified certain items in prior periods to conform to current classifications.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011.  We have not yet determined which presentation of comprehensive income we will elect but do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  This standard is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. The standard permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity concludes that this is the case, it must perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with earlier adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)	Share-Based Compensation

We have several shareholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and nine months ended September 30, 2011, we recognized share-based compensation costs of $2.3 million and $6.8 million, respectively.  For the three and nine months ended September 30, 2010, we recognized share-based compensation costs of $2.4 million and $8.0 million, respectively.

A summary of our stock options as of September 30, 2011 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2011	6,208	$17.12
Granted	398	14.65
Exercised	(455)	10.43
Forfeited or expired	(238)	15.81
Outstanding at September 30, 2011	5,913	17.53	5.09	$ 1,099
Exercisable at September 30, 2011	3,448	20.00	2.92	$1,089

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2011 was $8.00 and $8.30, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of September 30, 2011 as well as activity during the nine months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2011	1,153	$15.29
Granted	207	14.60
Vested	(196)	16.55
Forfeited	(91)	12.55
Nonvested at September 30, 2011	1,073	$15.18

(4)	Income Taxes

Our effective tax rate increased to 43.5% for the three months ended September 30, 2011, compared to 38.5% for the three months ended September 30, 2010, primarily due to an increase in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit, as well as an unfavorable change in the impact on the effective tax rate from the routine reconciliation of tax return filings.

 Our effective tax rate increased to 43.6% for the nine months ended September 30, 2011, compared to 39.0% for the nine months ended September 30, 2010, primarily due to the favorable impact on the 2010 effective tax rate of an earn-out adjustment recorded during the nine months ended September 30, 2010, as well as an increase during the nine months ended September 30, 2011 in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.

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

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with notional amounts of $335.0 million ($145.0 million of which will become effective in January 2012 and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 30, 2011 to December 31, 2013.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855% plus a spread (see Note 8), thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at September 30, 2011 and December 31, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:
	September 30, 2011		December 31, 2010
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$202	$—	$136	$—
Total assets	$202	$—	$136	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$94	$—	$245	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	1,093	—	4,465
Other long-term liabilities	—	4,317	—	2,593
Total liabilities	$94	$5,410	$245	$7,058

See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the balance sheet, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2011, we expect to reclassify $3.4 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2011 and September 30, 2010:

(In $000s)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Three Months Ended		Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate swap agreements, gross of tax effect	$588	$(323)	$1,648	$(1,642)

During the three and nine months ended September 30, 2011 and 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statement of operations in selling, general and administrative expenses.  At September 30, 2011, we had forward contracts with notional amounts of $9.9 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of operations during the three or nine months ended September 30, 2011 and 2010.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

(In $000s) September 30, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$202	$202	$(76)	$126
Liabilities:
Foreign currency exchange contracts	$94	$94	$(76)	$18
Interest rate swap agreements	5,410	5,410	—	5,410

(In $000s) December 31, 2010	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$136	$136	$(116)	$20
Liabilities:
Foreign currency exchange contracts	$245	$245	$(116)	$129
Interest rate swap agreements	7,058	7,058	—	7,058

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2011 was as follows:

•	Cash and cash equivalents – The carrying amount of $6.6 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fourth Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 8) at September 30, 2011 are $263.5 million and $272.2 million, respectively.

(7)	Business Acquisition

On August 31, 2011, we acquired Navvis & Company (“Navvis”), a firm that provides strategic counsel and change management services to healthcare systems, for approximately $29.4 million, comprised of approximately $24.0 million in cash and $5.4 million in Healthways common stock. A preliminary purchase price allocation is reflected in the consolidated balance sheet as of September 30, 2011.

(8)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $190.5 million remained outstanding on September 30, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of September 30, 2011, availability under the 2011 Revolving Credit Facility and the 2013 Revolving Credit Facility totaled $192.1 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of September 30, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of September 30, 2011, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

(9)	Restructuring and Related Charges

In November 2010, we began a restructuring of the Company primarily focused on aligning resources with current and emerging markets and consolidating operating capacity, which was largely completed by the end of fiscal 2010.  We do not expect to incur significant additional costs or adjustments related to this restructuring.  The change in accrued restructuring and related charges during the nine months ended September 30, 2011 was as follows:

(In 000s)

Accrued restructuring and related charges at January 1, 2011	$7,607
Additions	—
Payments	(4,860)
Adjustments (1)	(754)
Accrued restructuring and related charges at September 30, 2011	$1,993

(1) Adjustments for the nine months ended September 30, 2011 resulted primarily from a favorable adjustment to lease termination costs due to a sublease of certain unused office space.

(10)	Commitments and Contingencies

Shareholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of the Company in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company, seeking damages and equitable and/or injunctive relief.  These actions were based on allegations of individual violations of the Securities Exchange Act of 1934 and allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  These lawsuits were consolidated and the plaintiffs filed a consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the trial court’s dismissal on March 14, 2011.

ERISA Lawsuits

On July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against the Company and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan.  An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan, alleging that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment by (i) failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, (ii) failing to seek independent advice as to whether to continue to permit the 401(k) plan to hold Company stock, and (iii) failing to closely monitor the Investment Committee and other 401(k) plan fiduciaries.   Following a stipulation of dismissal by the parties, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, which was identical to the original complaint.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million.  The District Court gave preliminary approval of the settlement on December 1, 2010, and granted final approval following a fairness hearing held April 25, 2011.

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

Contractual Commitments

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC (“HP”) that contains minimum fee requirements.  Total payments over the ten-year term must equal or exceed a minimum level of approximately $185 million; however, based on initial required service and equipment level assumptions, we estimate that the total and remaining payments will be approximately $394.3 million and $388.0 million, respectively, $13.3 million of which will occur during the remainder of 2011, $107.1 million of which will occur during 2012 and 2013, $83.1 million of which will occur during 2014 and 2015, and the remaining $184.5 million of which will occur thereafter.  The agreement allows us to terminate all or a portion of the services after two years provided we pay certain termination fees which could be material to the Company.

(11)	Share Repurchases

The following table contains information for shares of our common stock that we repurchased during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through 31	113,269	$15.39	1,215,034	$44,305,347
August 1 through 31	640,865	$12.07	1,855,899	$36,570,107
September 1 through 30	399,054	$11.92	2,254,953	$31,813,383

Total	1,153,188

All share repurchases were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on October 21, 2010, which allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.

(12)	Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million in January and February 2009 and recorded a gain of $2.6 million during the first quarter of 2009.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment.

(13)	Comprehensive Income

Comprehensive income, net of income taxes, was $9.4 million and $10.9 million for the three months ended September 30, 2011 and 2010, respectively, and $20.0 million and $31.2 million for the nine months ended September 30, 2011 and 2010, respectively.

(14)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010:
(In 000s, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income - numerator for basic earnings per share	$9,464	$10,524	$19,377	$31,776

Denominator:
Shares used for basic earnings per share	33,534	34,231	33,815	34,103
Effect of dilutive securities outstanding:
Non-qualified stock options	322	341	379	440
Restricted stock units	322	392	331	396
Shares used for diluted earnings per share	34,178	34,964	34,525	34,939

Earnings per share:
Basic	$0.28	$0.31	$0.57	$0.93
Diluted	$0.28	$0.30	$0.56	$0.91

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	4,082	3,713	4,234	3,783
Restricted stock units	183	102	138	64

(15)	Subsequent Event

Our largest customer, which accounted for approximately 17% of our revenues for the nine months ended September 30, 2011, recently informed us of its intention to begin to wind down its current contract in 2012 in advance of the contract’s expiration in February 2013.  We expect a reduction in revenues from this contract for 2012 compared with 2011 in a range of $60 million to $65 million. We are currently evaluating the impact of this reduction on our capacity requirements and organizational structure and any related charges that may result in 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. (“Healthways” or the “Company”) provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby reducing both direct healthcare costs and associated costs from the loss of employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, governments, employers, pharmacy benefit managers, and integrated healthcare systems, including hospitals, in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil, Australia and France.  We operate domestic and international care enhancement and coaching centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 14,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

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

Business Acquisition

On August 31, 2011, we acquired Navvis & Company (“Navvis”), a firm that provides strategic counsel and change management services to healthcare systems, for approximately $29.4 million, comprised of approximately $24.0 million in cash and $5.4 million in Healthways common stock.

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

•	our ability to anticipate any potential charges that we may incur as a result of changes in our business;
•	our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 5% of revenues recorded during the nine months ended September 30, 2011 were performance-based and were subject to final reconciliation as of September 30, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

Contract Revenues

Our contract revenues depend on the contractual terms we establish and maintain with customers to provide our services to their members.  Restructurings of contracts and possible terminations at, or prior to, renewal could have a material negative impact on our results of operations and financial condition.

Approximately 16% and 17% of our revenues for the three and nine months ended September 30, 2011, respectively, were derived from one customer. No other customer accounted for 10% or more of our revenues during the three or nine months ended September 30, 2011.

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

Through our solutions, we work to optimize the health and well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall healthcare costs and improving productivity and performance for individuals, families, health plans, governments, employers, integrated healthcare systems and communities.

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day, with more than 1.3 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This relationship was recently expanded with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

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

Our strategy includes, as a priority, the ongoing expansion of our value proposition through our total population management solution.  This solution, in addition to improving individuals’ health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of lost productivity for health-related reasons.  With the success of our total population management solution, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

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

Recent significant changes in government regulation of healthcare are affording us expanding opportunities to provide services to integrated healthcare systems in addition to health plans and employers. We plan to offer integrated healthcare systems both consultative strategic planning services and a full range of capabilities that support the operation of care delivery systems, including our total population health solutions.

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 5% of revenues recorded during the nine months ended September 30, 2011 were performance-based and were subject to final reconciliation as of September 30, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

We recognize revenue as follows: 1) we recognize the fixed portion of PMPM fees and fees for service as revenue during the period we perform our services; and 2) we recognize performance-based revenue based on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date.

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

We assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply.  A minimum of four to nine months’ data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year.  In addition, we may also provide contractual allowances for billing adjustments (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of September 30, 2011, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $43.5 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2011, we recognized a net increase in revenue of $2.0 million that related to services provided prior to 2011.

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

Results of Operations

The following table shows the components of the statements of operations for the three and nine months ended September 30, 2011 and 2010 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	73.5%	70.2%	74.2%	70.6%
Selling, general and administrative expenses	8.1%	10.2%	9.8%	10.2%
Depreciation and amortization	7.1%	7.5%	7.3%	7.6%
Operating income (1)	11.3%	12.1%	8.7%	11.7%

Gain on sale of investment	—	—	—	(0.2)%
Interest expense	1.8%	2.0%	1.9%	2.0%

Income before income taxes (1)	9.5%	10.0%	6.8%	9.9%
Income tax expense	4.1%	3.9%	2.9%	3.9%

Net income (1)	5.4%	6.2%	3.8%	6.1%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $5.7 million, or 3.4%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to new and expanded contracts, somewhat offset by program terminations with certain customers.

Revenues decreased $16.2 million, or 3.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to contract and program terminations with certain customers, somewhat offset by new and expanded contracts.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 73.5% for the three months ended September 30, 2011 compared to 70.2% for the three months ended September 30, 2010 primarily due to the following:

•	costs associated with implementing certain significant new and innovative contracts;
•	an increase in implementation expenses primarily related to our Embrace platform;
•	an increased portion of our revenue generated by fitness solutions, which typically have a higher cost of services as a percentage of revenue than our other programs; and
•	costs associated with an initiative to promote member participation in certain of our programs.

These increases were somewhat offset by the following decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues:

•	a decrease in the level of short and long-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•	a decrease in salaries and benefits expense, primarily due to a restructuring of the Company, which was completed during the fourth quarter of 2010; and
•	cost savings related to certain operational efficiencies.

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 74.2% for the nine months ended September 30, 2011 compared to 70.6% for the nine months ended September 30, 2010 primarily due to the following:

•	costs associated with implementing certain significant new and innovative contracts;
•	an increase in implementation expenses primarily related to our Embrace platform;
•	an increased portion of our revenue generated by fitness solutions, which typically have a higher cost of services as a percentage of revenue than our other programs;
•
changes in the contract structure of certain incentive-based wellness programs from a utilization model to a PMPM model, as well as an increase in the number of members eligible for these programs and their utilization of such programs; and

•	costs associated with an initiative to promote member participation in certain of our programs.

These increases were somewhat offset by the following decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues:

•	a decrease in the level of short and long-term incentive compensation based on the Company’s year-to-date financial performance against established internal targets for these periods;
•	a decrease in salaries and benefits expense, primarily due to a restructuring of the Company, which was completed during the fourth quarter of 2010; and
•	cost savings related to certain operational efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 8.1% and 9.8% for the three and nine months ended September 30, 2011, respectively, compared to 10.2% for both the three and nine months ended September 30, 2010, primarily due to the following:

•
a decrease in the level of short and long-term incentive compensation during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 based on the Company’s year-to-date financial performance against established internal targets for these periods; and

•
a decrease in salaries and benefits expense during the three and nine months ended September 30, 2011 primarily due to 1) a restructuring of the Company that was largely completed during the fourth quarter of 2010 and 2) the reassignment of existing resources to cost of services due to a ramp up in activity related to certain new and innovative contracts.

These decreases were somewhat offset by increased costs involved in pursuing business in evolving markets such as domestic government, community, and certain international markets.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million and $2.3 million, or 2.4% and 5.9%, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily related to certain computer software that has become fully depreciated since September 30, 2010.

Interest Expense

Interest expense decreased 7.6% and 6.8%, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily as a result of a decrease in the average interest rate paid on outstanding borrowings due to a decline in LIBOR rates.

Income Tax Expense

Our effective tax rate increased to 43.5% for the three months ended September 30, 2011, compared to 38.5% for the three months ended September 30, 2010, primarily due to an increase in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit, as well as an unfavorable change in the impact on the effective tax rate from the routine reconciliation of tax return filings.

 Our effective tax rate increased to 43.6% for the nine months ended September 30, 2011, compared to 39.0% for the nine months ended September 30, 2010, primarily due to the favorable impact on the 2010 effective tax rate of an earn-out adjustment recorded during the nine months ended September 30, 2010, as well as an increase during the nine months ended September 30, 2011 in the level of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.

Outlook

Our largest customer, which accounted for approximately 17% of our revenues for the nine months ended September 30, 2011, recently informed us of its intention to begin to wind down its current contract in 2012 in advance of the contract’s expiration in February 2013.  We expect a reduction in revenues from this contract for 2012 compared with 2011 in a range of $60 million to $65 million. We are currently evaluating the impact of this reduction on our capacity requirements and organizational structure and any related charges that may result in 2011.

Excluding these potential charges, we anticipate that revenues and earnings will increase for the fourth quarter of 2011 compared to the first and second quarters of 2011, primarily due to the following:

•	the recognition of performance-based revenues and other revenues based on achieving certain targets and deliverables with respect to certain of our contracts;
•	a decrease in costs associated with securing and implementing certain significant new and innovative contracts;
•	ramping up of member enrollment on certain contracts throughout the year; and
•	a decrease in incentive costs related to member utilization of certain incentive-based wellness programs, which tends to be higher earlier in the year.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.  We continue to monitor and adjust our effective tax rate based upon changes in the geographic mix of our earnings, changes in our ability to recognize a tax benefit on certain expenses related to international operations, adjustments to uncertain tax positions, and consideration of other tax issues affecting the Company.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2011 provided cash of $58.3 million compared to $68.9 million for the nine months ended September 30, 2010, primarily due to a decrease in net income during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Investing activities during the nine months ended September 30, 2011 used $62.1 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform and the acquisition of Navvis.

Financing activities during the nine months ended September 30, 2011 provided $9.3 million in cash, primarily due to net borrowings under our credit agreement.

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with a $55.0 million revolving credit facility from March 30, 2010 to December 1, 2011 (the “2011 Revolving Credit Facility”) and a $345.0 million revolving credit facility from March 30, 2010 to December 1, 2013 (the “2013 Revolving Credit Facility”), including a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $190.5 million remained outstanding on September 30, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of September 30, 2011, availability under the 2011 Revolving Credit Facility and the 2013 Revolving Credit Facility totaled $192.1 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of September 30, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with notional amounts of $335.0 million ($145.0 million of which will become effective in January 2012 and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 30, 2011 to December 31, 2013.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.580% to 3.855% plus a spread, thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board of Directors authorized a share repurchase program which allows for the repurchase over a two-year period of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions.  As of September 30, 2011, $31.8 million of our common stock is still subject to repurchase under this program.

We believe that cash flows from operating activities, our available cash, and our expected available credit under the Fourth Amended Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements or additional call centers, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.

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

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations from those reported at December 31, 2010 in our Annual Report on Form 10-K, except for a new ten-year applications and technology services outsourcing agreement with HP that contains minimum fee requirements.  Total payments over the ten-year term must equal or exceed a minimum level of approximately $185 million; however, based on initial required service and equipment level assumptions, we estimate that the total and remaining payments will be approximately $394.3 million and $388.0 million, respectively, $13.3 million of which will occur during the remainder of 2011, $107.1 million of which will occur during 2012 and 2013, $83.1 million of which will occur during 2014 and 2015, and the remaining $184.5 million of which will occur thereafter.  The agreement allows us to terminate all or a portion of the services after two years provided we pay certain termination fees which could be material to the Company.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011.  We have not yet determined which presentation of comprehensive income we will elect but do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  This standard is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. The standard permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity concludes that this is the case, it must perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with earlier adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

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

A one-point interest rate change would have resulted in a change in interest expense of approximately $0.6 million for the nine months ended September 30, 2011.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the nine months ended September 30, 2011.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Shareholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two shareholders filed putative derivative actions purportedly on behalf of the Company in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company, seeking damages and equitable and/or injunctive relief.  These actions were based on allegations of individual violations of the Securities Exchange Act of 1934 and allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  These lawsuits were consolidated and the plaintiffs filed a consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the trial court’s dismissal on March 14, 2011.

ERISA Lawsuits

On July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against the Company and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan.  An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan, alleging that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment by (i) failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, (ii) failing to seek independent advice as to whether to continue to permit the 401(k) plan to hold Company stock, and (iii) failing to closely monitor the Investment Committee and other 401(k) plan fiduciaries.   Following a stipulation of dismissal by the parties, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, which was identical to the original complaint.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million.  The District Court gave preliminary approval of the settlement on December 1, 2010, and granted final approval following a fairness hearing held April 25, 2011.

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

On August 31, 2011, we acquired Navvis, a firm that provides strategic counsel and change management services to healthcare systems.  In partial consideration for this acquisition, we issued 432,902 unregistered shares of our common stock, $.001 par value, which was valued in aggregate at $5.4 million to J&P Consulting, Inc. and MJLE, Inc.  The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

The following table contains information for shares of our common stock that we repurchased during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through 31	113,269	$15.39	1,215,034	$44,305,347
August 1 through 31	640,865	$12.07	1,855,899	$36,570,107
September 1 through 30	399,054	$11.92	2,254,953	$31,813,383

Total	1,153,188

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

Healthways, Inc.
(Registrant)

Date	November 8, 2011	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)