Form 10-K
period 2011-12-31
HEALTHWAYS, INC
filed 2012-03-14
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Yes  ☐   No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $498.7 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of March 8, 2012, 33,387,552 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2012 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I.

Item 1. Business

Founded in 1981, Healthways, Inc. and its wholly-owned subsidiaries (“Healthways”, the “Company”, or such terms as “we,” “us,” or “our”) provide specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby reducing both direct healthcare costs and health-related costs associated with the loss of employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physicians and government entities in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil, Australia and France.  We operate domestic and international care enhancement and coaching centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 14,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people to adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness solutions, weight management, chiropractic, and complementary and alternative medicine.

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

Customer Contracts

Contract Terms

We typically set per member per month (“PMPM”) rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  We generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 5% of revenues recorded during 2011 were performance-based and were subject to final reconciliation as of December 31, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

Technology

Our solutions require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP Enterprise Services, LLC, and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual’s readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof to motivate and sustain healthy behaviors.

Backlog

Backlog represents the estimated annualized revenue at target performance for business awarded but not yet started at December 31, 2011.  Annualized revenue in backlog as of December 31, 2011 and 2010 was as follows:

	December 31,	December 31,
(In 000s)	2011	2010
Annualized revenue in backlog	$29,400	$37,100

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

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day through 2012, with more than 1.5 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This relationship was expanded in 2011 with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

To enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point.  We believe we can achieve health and well-being improvements in a population and generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her well-being journey.

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

Our strategy also includes the further enhancement and deployment of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

Significant changes in government regulation of healthcare are affording us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians in addition to health plans and employers. We provide integrated healthcare systems both consultative strategic planning services and a broad range of capabilities that support the operation of care delivery systems, including our total population health solutions.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Recent examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support the Healthiest State initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through web and personal device delivery methods; and our expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program innergy™ resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

We anticipate continuing to enhance, expand and integrate additional capabilities with health plans and integrated healthcare systems and to pursue opportunities with employers, domestic government entities, and communities as well as the public and private sectors of healthcare in international markets.

Segment and Major Customer Information

We have aggregated our operating segments into one reportable segment, well-being improvement services.  During 2011, CIGNA HealthCare, Inc. (“CIGNA”) comprised approximately 17% of our revenues.  In October 2011, CIGNA informed us of its intention to wind down its contract in 2012 in advance of the contract’s expiration in February 2013.  We expect a reduction in revenues from this contract for 2012 compared with 2011 of approximately $75 million. No other customer accounted for 10% or more of our revenues in 2011.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of well-being improvement services and other services to health plans, integrated healthcare systems, self-insured employers, and government entities, or have announced an intention to offer such services.  These entities include disease management companies, health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, web-based medical content companies, revenue cycle management companies, and other entities that provide services to health plans, self-insured employers, integrated health systems, and government entities.

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

Industry Integration and Consolidation

Consolidation has been an important factor in all aspects of the healthcare industry, including the well-being and health management sector.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan, integrated healthcare system, or employer customers if they are acquired by other entities which already have, or are not interested in, our programs.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), into law.  Among other things, as enacted, PPACA required the U.S. Department of Health & Human Services (“HHS”) to establish a Medicare Shared Savings Program, no later than January 1, 2012, that promotes accountability and coordination of care among providers through the creation of Accountable Care Organizations (“ACOs”).  The program allows providers, including hospitals, physicians, and other designated professionals, to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.  Further, PPACA requires HHS to establish voluntary national bundled payment programs under which participating groups of providers would receive a single payment for certain medical conditions or episodes of care.  While ACOs and bundled payments are Medicare programs under PPACA, commercial insurers and private managed care health plans may increasingly shift to ACO and bundled payment models as well.  We expect these and other changes resulting from PPACA to further encourage integration and increase consolidation in the healthcare industry.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under the “Risk Factors” below.

Patient Protection and Affordable Care Act

PPACA changes how healthcare services are covered, delivered, and reimbursed through, among other things, significant reductions in the growth of Medicare program payments.  In addition, PPACA reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.  PPACA contains provisions that have, and will continue to have, an impact on our customers, including commercial health plans and Medicare Advantage programs.

Among other things, PPACA, as enacted, seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance in addition to a number of health insurance market reforms.  In addition, PPACA contains several provisions that encourage utilization of preventative services and wellness programs, such as those we provide.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, as enacted, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum medical loss ratios (“MLRs”) for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses be at least 80% for individual and small group health coverage and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates if the actual loss ratios fall below these minimums.  The Centers for Medicare and Medicaid Services (“CMS”) published an interim final rule on December 7, 2011 that addresses how MLRs are calculated.  We anticipate that a substantial majority of our services will qualify as medical expenses.

It is difficult to predict with any reasonable certainty the full impact of PPACA on the Company due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment.  Implementation of PPACA, particularly those provisions expanding health insurance coverage, could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Some federal courts have upheld the constitutionality of PPACA or dismissed cases on procedural grounds.  Others have found unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either declared PPACA void in its entirety or left the remainder of the law intact.  The U.S. Supreme Court is expected to decide the constitutionality of PPACA in 2012.  In addition, repeal of PPACA has become a theme in political campaigns during this election year.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us.  As enacted, PPACA will impact Medicare

Advantage programs in a variety of ways.  PPACA reduces premium payments to Medicare Advantage plans such that the managed care per capita payments paid by CMS to Medicare Advantage plans are, on average, equal to those for traditional Medicare.  While PPACA will award bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans are expected to be significantly reduced under PPACA.  The impact of these reductions on the Company’s business is not yet clear.

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

Employees

As of March 1, 2012, we had approximately 2,400 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have a good relationship with our employees.

Available Information

Our Internet address is www.healthways.com.  We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ( the “SEC”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We depend on payments from customers, and cost reduction pressure on our customers may adversely affect our business and results of operations.

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

A significant percentage of our revenues is derived from health plan customers.  The health plan industry continues to undergo a period of consolidation, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans that already participate in competing programs or are not interested in our programs.  In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations.  Our health plan customers are subject to increased obligations under PPACA, including new benefit mandates, limitations on exclusions and factors used for rate setting, requirements for MLRs and increased taxes.  In determining how to meet these requirements, health plan customers or prospective customers may seek reduced fees or choose to reduce or delay the purchase of our services.

Our largest customer has notified us of the wind down of its contract in 2012 and intention not to renew upon the contract’s expiration in February 2013.

In October 2011, our largest customer, CIGNA, which accounted for approximately 17% of our revenues for the year ended December 31, 2011, informed us of its intention to wind down its contract in 2012 in advance of the contract’s expiration in February 2013.  We expect a reduction in revenues from this contract for 2012 compared with 2011 of approximately $75 million. No other customer accounted for 10% or more of our revenues in 2011.

Our business strategy is dependent in part on developing new and additional products to complement our existing services, as well as establishing additional distribution channels through which we may offer our products and services.

           Our strategy focuses on helping people adopt or maintain healthy behaviors, reducing health-related risk factors, and optimizing care for identified health conditions.  While we have considerable experience in solutions with a broad range of health conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our programs within expected timelines or cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts; and our ability to deliver outcomes on any new products or services.  In addition, as part of our business strategy, we may enter into relationships to establish additional distribution channels through which we may offer our products and services.  As we offer products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

Failure to successfully execute on the terms of our contracts could result in significant harm to our business.

Our ability to grow and expand our business is contingent upon our ability to achieve desired performance metrics, cost savings, and/or clinical outcomes improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers.  Some of our contracts place a portion of our fees at risk based on achieving such metrics, savings, and/or improvements.  There is no guarantee that we will achieve and reach mutual agreement with customers with respect to contractually required performance metrics, cost savings and/or clinical outcomes improvements under our contracts within the time frames contemplated.  Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired performance metrics, cost savings, and clinical outcomes.  Our inability to meet or exceed the targets under our customer contracts could have a material adverse effect on our business and results of operations.  Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

In addition, certain of our contracts are increasing in complexity, requiring integration of data, systems, people, programs and services, the execution of sophisticated business activities, and the delivery of a broad array of services to large numbers of people who may be geographically dispersed.  The failure to successfully manage and execute the terms of these agreements could result in the loss of fees and/or contracts and could adversely affect our business and results of operations.

We depend on the timely receipt of accurate data from our customers and our accurate analysis of such data.

Identifying which members may benefit from receiving our services and measuring our performance under our contracts are highly dependent upon the timely receipt of accurate data from our customers and our accurate analysis of such data.  Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from our customers or flawed analysis of such data, which could have a material adverse impact on our ability to recognize revenues.

Our ability to achieve estimated annualized revenue in backlog is based on certain estimates.

Our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect is based on certain estimates regarding the implementation of our services.  We cannot assure you that the amounts in backlog will ultimately result in revenues in the manner and within the timeframe we expect.

Changes in macroeconomic conditions may adversely affect our business.

Economic difficulties and other macroeconomic conditions could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers.  A loss of a significant customer or a reduction in a customer’s enrolled lives could have a material adverse effect on our business and results of operations.  In addition, changes in economic conditions could create liquidity and credit constraints.  We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

The expansion of our services into international markets subjects us to additional business, regulatory and financial risks.

We provide health improvement programs and services in Brazil, Australia and France, and we intend to continue expanding our international operations as part of our business strategy.  We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets.  Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is relatively immature and also involves many new solutions, there is no guarantee that we will be able to achieve the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the time frames contemplated and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have a material adverse effect on our business.

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

We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), or technologies.

We may face substantial difficulties, costs and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), or technologies into our platform.  Implementing internally-developed solutions and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be costly and time-consuming and may strain our resources.  Consequently, we may not be successful in implementing and/or integrating these new businesses, services, or technologies and may not achieve anticipated revenue and cost benefits.

The performance of our business and the level of our indebtedness could adversely affect our future financial condition.

On March 30, 2010, we entered into a Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock.  As of December 31, 2011, our long-term debt, including the current portion, was $266.0 million.

Our indebtedness could have a material adverse effect on our financial condition by, among other things:

•
increasing our vulnerability to a downturn in general economic conditions, loss of revenue and/or profit margins in our business, or to increases in interest rates, particularly with respect to the portion of our outstanding debt that is subject to variable interest rates;

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

The Fourth Amended Credit Agreement provides us with a $345.0 million revolving credit facility, which expires on December 1, 2013.  Our ability to service our indebtedness will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to amend the terms or refinance the borrowings under the Fourth Amended Credit Agreement, or that future borrowings will be available in an amount sufficient, or on terms acceptable, to enable us to service our indebtedness or to fund other liquidity needs.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2011, we had approximately $335.4 million and $93.0 million of goodwill and intangible assets, respectively.  We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs and/or could impact our compliance with the covenant requirements of the Fourth Amended Credit Agreement.

As a result of changes in our long-term projections related to the wind-down of our contract with CIGNA, we performed a quantitative goodwill impairment review during the fourth quarter of 2011 and recorded a $182.4 million goodwill impairment loss.  Despite this impairment loss, as of December 31, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

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

We compete with other healthcare and services providers in recruiting qualified management and staff personnel for the day-to-day operations of our business and call centers, including nurses, health coaches, and other healthcare professionals.  In some markets, the scarcity of nurses, experienced health coaches, and other medical support personnel has become a significant operating issue to healthcare businesses.  This shortage may require us to enhance wages and benefits to recruit and retain qualified nurses, health coaches, and other healthcare professionals.  A failure to recruit and retain qualified management, nurses, health coaches, and other healthcare professionals, or to control labor costs, could have a material adverse effect on our profitability.

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

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state legislation or regulations could preempt federal confidentiality and security regulations if they are more restrictive.  We are required by contract, the services we provide, and ARRA to comply with certain aspects of the federal confidentiality and security regulations.

Although we continually monitor the extent to which federal and state legislation or regulations may govern our operations, new federal or state legislation or regulations in this area that restrict our ability to obtain and handle individually-identifiable health information or that otherwise restrict our operations could have a material adverse impact on our results of operations.

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

In March 2010, President Obama signed PPACA into law.  Among other things, PPACA seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance and a number of health insurance market reforms.  PPACA also contains several provisions that encourage the utilization of preventive services and wellness programs, such as those provided by the Company.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, as enacted, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum MLRs for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses must be at least 80% for individual and small group health coverage and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates if the actual loss ratios fall below these minimums.  CMS published an interim final rule on December 7, 2011 that addresses how MLRs are calculated.  We anticipate that a substantial majority of our services will qualify as medical expenses in MLR calculations.

Increased obligations of health plans under PPACA as well as PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment or repeal may cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees.  PPACA also reduces funding to Medicare Advantage programs, which may cause some Medicare Advantage plans to raise premiums or limit benefits, potentially reducing demand for our programs, either through Medicare Advantage plans eliminating our programs or causing some Medicare beneficiaries to terminate their Medicare Advantage coverage.  While we believe that our programs and services specifically assist our customers in controlling their costs and improving their competitiveness, it is possible that some provisions of PPACA will adversely affect the profitability of our customers in such a manner that the demand for our programs and services would be reduced.  Because of the many variables involved, we are unable to predict all of the ways in which PPACA could impact the Company.  These changes, other reforms imposed by PPACA, future legislative initiatives, the pending U.S. Supreme Court challenge, and/or government regulation could adversely affect our operations or reduce the demand for our services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our call centers, pursuant to an agreement that expires in February 2023.

We also lease office space for our 11 other call center locations for an aggregate of approximately 285,000 square feet of space with lease terms expiring on various dates from 2012 to 2016.  Our operations support and training offices contain approximately 114,000 square feet in aggregate and have lease terms expiring from 2012 to 2020.

Item 3.  Legal Proceedings

Stockholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two stockholders filed putative derivative actions purportedly on behalf of the Company in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company, seeking damages and equitable and/or injunctive relief.  These actions were based on allegations of individual violations of the Securities Exchange Act of 1934 and allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for CMS, and (iii) the Company’s guidance for fiscal year 2008.  These lawsuits were consolidated and the plaintiffs filed a consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Chancery Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the Chancery Court’s dismissal on March 14, 2011.

ERISA Lawsuits

On July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against the Company and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan.  An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan, alleging that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment by (i) failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, (ii) failing to seek independent advice as to whether to continue to permit the 401(k) plan to hold Company stock, and (iii) failing to closely monitor the Investment Committee and other 401(k) plan fiduciaries.   Following a stipulation of dismissal by the parties, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, which was identical to the original complaint.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million.  The District Court granted final approval on April 25, 2011.

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

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this Annual Report on Form 10-K will have a material adverse effect on our liquidity or financial condition.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 14, 2012.  Executive officers of the Company serve at the pleasure of the Board of Directors.

Officer	Age	Position

Ben R. Leedle, Jr.	50
Chief Executive Officer and director of the Company since September 2003, President from May 2002 through October 2008 and April 2011 to present, Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002.  Senior Vice President from 1996 until 2000.

Thomas Cox	47
Chief Operating Officer of the Company since January 2011, Vice President Business Unit Operations from September 2009 until January 2011, Senior Vice President Employer Solutions from May 2008 until September 2009, Senior Vice President Operations from March 2006 until May 2008.

Alfred Lumsdaine	46	Chief Financial Officer of the Company since January 2011. Chief Accounting Officer since February 2002.

Peter Choueiri	46
President, Healthways International, since January 2012 and Chief Operating Officer, Healthways International, from June 2011 through January 2012.  Head of Global Markets for North America, Middle East/Africa, and Southern Europe/Latin America for Munich Reinsurance Company,in Germany from May 2009 to May 2011 and Head of Divisional Unit Healthcare from October 2005 to May 2009.

Michael Farris	52	Navvis & Company Chief Executive Officer since 2004.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over-the-counter on The NASDAQ Stock Market (“NASDAQ”) under the symbol HWAY.

The following table sets forth the high and low sales prices per share of our common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2011
First quarter	$15.88	$10.38
Second quarter	17.26	13.50
Third quarter	17.62	9.83
Fourth quarter	11.20	5.59

Year ended December 31, 2010
First quarter	$19.50	$14.76
Second quarter	17.64	11.78
Third quarter	15.18	11.44
Fourth quarter	12.49	9.50

Unregistered Sales of Equity Securities

On August 31, 2011, we acquired Navvis & Company (“Navvis”), a firm that provides strategic counsel and change management services to healthcare systems.  In partial consideration for this acquisition, we issued 432,902 unregistered shares of our common stock, $.001 par value, which was valued in aggregate at $3.3 million, to J&P Consulting, Inc. and MJLE, Inc.  The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders

At March 1, 2012, there were approximately 10,100 holders of our common stock, including 196 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  Our Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion; however, our Fourth Amended Credit Agreement places restrictions on the payment of dividends.  For further discussion of the Fourth Amended Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

Repurchases of Common Stock

The Company’s Board of Directors authorized a share repurchase program which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between October 1, 2011 and December 31, 2011 pursuant to the program. The maximum approximate dollar value of shares that could yet be purchased under the program as of December 31, 2011 was $31.8 million.

Item 6.  Selected Financial Data

(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2011	2010	2009	2008	2008	2007

Operating Results:
Revenues	$688,765	$720,333	$717,426	$244,737	$736,243	$615,586
Cost of services (exclusive of depreciation and amortization included below)	510,724	493,713	522,999	177,651	503,940	417,721
Selling, general and administrative expenses	64,843	72,830	71,535	27,790	71,342	67,352
Depreciation and amortization	49,988	52,756	49,289	16,188	47,479	37,044
Impairment loss	183,288	—	—	4,344	—	—
Restructuring and related charges	9,036	10,258	—	10,264	—	—
Operating income (loss)	$(129,114)	$90,776	$73,603	$8,500	$113,482	$93,469
Gain on sale of investment	—	(1,163)	(2,581)	—	—	—
Interest expense	13,193	14,164	15,717	6,757	20,927	18,185
Legal settlement and related costs	—	—	39,956	—	—	—

Income (loss) before income taxes	$(142,307)	$77,775	$20,511	$1,743	$92,555	$75,284
Income tax expense	15,386	30,445	10,137	1,009	37,740	30,163
Net income (loss)	$(157,693)	$47,330	$10,374	$734	$54,815	$45,121

Basic income (loss) per share:	$(4.68)	$1.39	$0.31	$0.02	$1.57	$1.29

Diluted income (loss) per share: (1)	$(4.68)	$1.36	$0.30	$0.02	$1.50	$1.22

Weighted average common shares and
equivalents:
Basic	33,677	34,129	33,730	33,616	34,977	35,049
Diluted (1)	33,677	34,902	34,359	34,038	36,597	37,002

Balance Sheet Data:
Cash and cash equivalents	$864	$1,064	$2,356	$5,157	$35,242	$47,655
Working capital (deficit)	8,774	547	(44,296)	(6,034)	21,276	10,792
Total assets	708,905	861,689	882,366	883,090	906,813	828,845
Long-term debt	266,117	243,425	254,345	304,372	345,395	297,059
Other long-term liabilities	31,351	39,140	42,615	39,533	31,227	14,388
Stockholders’ equity	265,716	430,841	377,277	357,036	354,334	362,750

Other Operating Data:
Annualized revenue in backlog	$29,400	$37,100	$32,400	$35,900	$13,600	$39,900

(1)	The assumed exercise of stock-based compensation awards for the year ended December 31, 2011 was not considered because the impact would be anti-dilutive.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 Founded in 1981, Healthways provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby reducing both direct healthcare costs and health-related costs associated with the loss of employee productivity.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physicians, and government entities in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil, Australia and France.  We operate domestic and international care enhancement and coaching centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 14,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people to adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	providing access to health improvement programs, such as fitness solutions, weight management, chiropractic, and complementary and alternative medicine.

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

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers fitness solution or overcoming nicotine addiction through the QuitNet on-line smoking cessation community.

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

Business Acquisition

On August 31, 2011, we acquired Navvis, a firm that provides strategic counsel and change management services to healthcare systems, for approximately $27.0 million, comprised of approximately $23.7 million in cash and $3.3 million in Healthways common stock.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company’s future earnings and results of operations, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue.”  Those forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to:

•	our ability to sign and implement new contracts for our solutions;
•	our ability to accurately forecast the costs required to successfully implement new contracts;
•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	our ability to accurately forecast the Company’s revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;
•	our ability to accurately estimate the financial impact of restructuring actions and the impairment of goodwill;
•	our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the impact of PPACA on our operations and/or the demand for our services;
•
the impact of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, including the potential expansion to Phase II for Medicare Health Support programs and any legislative or regulatory changes with respect to Medicare Advantage;

•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to establish a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;
•
our ability to achieve and reach mutual agreement with customers with respect to contractually required performance metrics, cost savings and clinical outcomes improvements, or to achieve such metrics, savings and improvements within the time frames contemplated by us;

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

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate acquired businesses, services (including outsourced services), or technologies into our business and to accurately forecast the related costs;
•	our ability to anticipate and respond to strategic changes, opportunities, and trends in our industry and/or business and to accurately forecast the related impact on our earnings;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
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

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements.  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 5% of revenues recorded during 2011 were performance-based and were subject to final reconciliation as of December 31, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

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

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Deferred revenues arise from contracts which permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  A limited number of our contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the customer.  Fees for service are typically billed in the month after the services are provided.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2011, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $48.7 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2011, we recognized a net increase in revenue of $2.9 million that related to services provided prior to 2011.

Impairment of Intangible Assets and Goodwill

    We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management’s estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.

If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair-value-based goodwill impairment test as required by U.S. GAAP.  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

As a result of changes in our long-term projections related to the wind-down of our contract with CIGNA, we performed a quantitative goodwill impairment review during the fourth quarter of 2011 and recorded a $182.4 million goodwill impairment loss.

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

We review intangible assets not subject to amortization, which consist of a trade name, on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  We estimate the fair value of the trade name using a present value technique, which requires management’s estimate of future revenues attributable to this trade name, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.

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

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day through 2012, with more than 1.5 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This relationship was expanded in 2011 with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

To enhance health and well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their health status and well-being regardless of their starting point.  We believe we can achieve health and well-being improvements in a population and generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her well-being journey.

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

Our strategy also includes the further enhancement and deployment of our proprietary next generation technology platform known as Embrace.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

Significant changes in government regulation of healthcare are affording us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians in addition to health plans and employers. We provide integrated healthcare systems both consultative strategic planning services and a broad range of capabilities that support the operation of healthcare delivery systems, including our total population health solutions.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, healthcare provider networks, fitness center relationships, and proprietary technologies and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Recent examples include our collaboration with Blue Zones in delivering a scaled well-being improvement solution to support the Healthiest State initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health in bringing to market well-being improvement tools in the social media space through web and personal device delivery methods; and our expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program innergy™ resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

We anticipate continuing to enhance, expand and integrate additional capabilities with health plans and to pursue opportunities with employers, domestic government entities, and communities as well as the public and private sectors of healthcare in international markets.

Results of Operations

The following table shows the components of the statements of operations for the fiscal years ended December 31, 2011, 2010 and 2009 expressed as a percentage of revenues.

	Year Ended December 31,

	2011	2010	2009

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	74.2%	68.5%	72.9%
Selling, general and administrative expenses	9.4%	10.1%	10.0%
Depreciation and amortization	7.3%	7.3%	6.9%
Impairment loss	26.6%	—	—
Restructuring and related charges	1.3%	1.4%	—
Operating income (loss) (1)	(18.7)%	12.6%	10.3%

Gain on sale of investment	—%	(0.2)%	(0.4)%
Interest expense	1.9%	2.0%	2.2%
Legal settlement	—%	—	5.6%

Income (loss) before income taxes (1)	(20.7)%	10.8%	2.9%
Income tax expense	2.2%	4.2%	1.4%

Net income (loss) (1)	(22.9)%	6.6%	1.4%

(1)	Figures may not add due to rounding.

Revenues

Revenues for fiscal 2011 decreased $31.6 million, or 4.4%, over fiscal 2010, primarily due to the following:

•	the recognition of revenues in 2010 in connection with a final settlement with CMS associated with our participation in two MHS programs; and
•	contract and program terminations and restructurings with certain customers.

These decreases were somewhat offset by revenue from new and expanded contracts and an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

Revenues for fiscal 2010 increased $2.9 million, or 0.4%, over fiscal 2009, primarily due to the following:

•	the commencement of contracts with new customers;
•	the recognition of revenues in connection with a final settlement with CMS associated with our participation in two MHS programs; and
•	an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs.

These increases were somewhat offset by decreases in revenues primarily due to the following:

•	contract restructurings and terminations with certain customers; and
•	a decrease in performance-based revenues due to our inability to measure and achieve performance targets on certain contracts during fiscal 2010.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2011 increased to 74.2% compared to 68.5% for fiscal 2010, primarily due to the following:

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

•	costs associated with an initiative to promote member participation in our fitness solutions.

These increases were somewhat offset by the following decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues:

•	a decrease in the level of short and long-term performance-based incentive compensation based on the Company’s financial performance against established internal targets for these periods;
•	a decrease in salaries and benefits expense, primarily due to a restructuring of the Company, which was completed during the fourth quarter of 2010; and
•	cost savings related to certain operational efficiencies.

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

•	cost savings related to certain operational efficiencies.

These decreases were somewhat offset by the following increases in cost of services as a percentage of revenues:

•	an increase in consulting expenses primarily related to implementation of our Embrace platform and the implementation of our first total population health contract; and
•
a higher portion of our revenue being generated by fitness center and certain health improvement programs, which typically have a higher cost of services as a percentage of revenue than our other programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 9.4% for fiscal 2011 compared to 10.1% for fiscal 2010, primarily due to the following:

•
a decrease in the level of long-term performance-based incentive compensation during the year ended December 31, 2011, compared to the year ended December 31, 2010, based on the Company’s financial performance against established internal targets for these periods; and

•	cost savings realized during 2011 from a restructuring of the Company that was largely completed during the fourth quarter of 2010.

These decreases were somewhat offset by increased costs involved in pursuing business in evolving markets.

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent for fiscal 2010 compared to fiscal 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased 5.2% for fiscal 2011 compared to fiscal 2010, primarily related to certain computer software that has become fully depreciated since December 31, 2010, slightly offset by increased depreciation expense resulting from the implementation of our Embrace platform.

Depreciation and amortization expense increased 7.0% for fiscal 2010 compared to fiscal 2009, primarily due to increased depreciation expense resulting from the implementation of our Embrace platform and other capital expenditures related to computer software, somewhat offset by a decrease in amortization expense related to certain intangible assets that became fully amortized in November 2009.

Restructuring and Related Charges and Impairment Loss

During fiscal 2011, we incurred net charges of $9.0 million related to a restructuring of the Company in the fourth quarter of 2011, which primarily consisted of one-time termination benefits and costs associated with capacity reductions following CIGNA’s decision to wind down its contract beginning in 2012.  Also during fiscal 2011, we incurred charges of $183.3 million primarily related to an impairment of goodwill during the fourth quarter of 2011.

During fiscal 2010, we incurred net charges of $10.3 million related to a restructuring of the Company in the fourth quarter of 2010, which primarily consisted of one-time termination benefits and costs associated with both domestic and international capacity consolidation.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million and recorded a gain of $2.6 million during the first quarter of 2009.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment.

Interest Expense

Interest expense for fiscal 2011 decreased $1.0 million compared to fiscal 2010, primarily as a result of a decrease in floating interest rates on outstanding borrowings during fiscal 2011 compared to fiscal 2010.

Interest expense for fiscal 2010 decreased $1.6 million compared to fiscal 2009, primarily as a result of a decrease in floating interest rates on outstanding borrowings as well as a lower average level of outstanding borrowings during fiscal 2010 compared to fiscal 2009.

Legal Settlement and Related Costs

In March 2009, the Company entered into a settlement of a qui tam lawsuit filed in 1994 on behalf of the United States government related to the Company’s former Diabetes Treatment Center of America business.  As a result of the settlement, which was effective as of April 1, 2009, we incurred a charge of approximately $40 million in 2009, including a $28 million payment to the United States government and a payment of approximately $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

Income Tax Expense

In 2011 we had positive income tax expense of $15.4 million despite a pre-tax loss of $142.3 million primarily due to the impairment loss of $183.3 million, the majority of which was not deductible for tax purposes.  In 2010 our effective tax rate was 39.1%.

Our effective tax rate decreased to 39.1% for fiscal 2010 compared to 49.4% for fiscal 2009, primarily due to the relatively small base of pretax income for fiscal 2009 in relation to certain unrecognized tax benefits and non-deductible expenses, in addition to the favorable impact on the effective tax rate of two earn-out adjustments recorded during fiscal 2010.  These favorable impacts on the effective tax rate were partially offset by an increase during 2010 in the level of certain expenses related to international operations for which we do not receive a tax benefit.

Outlook

We anticipate that revenues for 2012 will remain relatively consistent with 2011 primarily due to increased revenues from new and expanded contracts and an increase in participation in our fitness center programs as well as in the number of members eligible to participate in such programs, offset by the wind down of our current contract with CIGNA beginning in 2012 in advance of the contract’s expiration in February 2013.

We expect cost of services as a percentage of revenues for 2012 to increase compared to 2011 primarily due to the wind down of our current contract with CIGNA and certain contract or program terminations with three smaller health plan customers, all of which carried a lower than average cost of services as a percentage of revenues.  In addition, we anticipate that the level of performance-based fees will increase in 2012 compared to 2011, and a portion of these fees may not be recognized until the following year, whereas the related costs will be incurred and recognized in the current year.  We expect selling, general and administrative expenses as a percentage of revenues for 2012 to decrease compared to 2011 primarily due to cost savings from a restructuring of the Company that was largely completed during the fourth quarter of 2011.  We anticipate depreciation and amortization expense for 2012 will increase compared to 2011 primarily due to continued investment in our Embrace platform.

We anticipate that quarterly revenues and earnings will increase sequentially throughout 2012 primarily due to the timing of recognizing performance-based fees.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.

Liquidity and Capital Resources

Operating activities for fiscal 2011 generated cash of $76.3 million compared to $72.9 million for fiscal 2010.  The increase in operating cash flow resulted primarily from the following:

•	a payment made during fiscal 2010 to CMS as part of a final settlement related to our participation in two MHS programs; and
•	lower income tax payments during fiscal 2011 primarily due to overpayments made in 2010.

These increases were somewhat offset by decreases in operating cash flow primarily related to decreased cash collections on accounts receivable for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Investing activities during fiscal 2011 used $79.7 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform and the acquisition of Navvis.

Financing activities during fiscal 2011 provided $3.0 million in cash primarily due to net borrowings under the Fourth Amended Credit Agreement and the exercise of stock options, somewhat offset by repurchases of our common stock.

On March 30, 2010, we entered into the Fourth Amended Credit Agreement.  The Fourth Amended Credit Agreement provides us with the 2013 Revolving Credit Facility, which is a $345.0 million revolving credit facility that expires December 1, 2013 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $190.0 million remained outstanding on December 31, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of December 31, 2011, availability under the 2013 Revolving Credit Facility totaled $125.0 million as calculated under the most restrictive covenant.

Revolving advances under the 2013 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 1.875% to 2.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.375% to 1.250%.  Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.  See below for a description of our interest rate swap agreements.  The Fourth Amended Credit Agreement also provides for a fee ranging between 0.275% and 0.425% of the unused commitments under the 2013 Revolving Credit Facility.  The Fourth Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans under the 2013 Revolving Credit Facility on December 1, 2013. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007.  The entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of December 31, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with notional amounts of $220.0 million ($145.0 million of which became effective in January 2012, $20.0 million of which became effective in February 2012, and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 31, 2012 to December 31, 2013.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385% plus a spread, thus reducing the impact of interest rate changes on future interest expense.

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

As noted above, we are required to repay outstanding revolving and term loans under the Fourth Amended Credit Agreement on or before December 1, 2013.  Total borrowings under this agreement were $266.0 million as of December 31, 2011.  We anticipate that we will amend the terms or refinance the borrowings under the Fourth Amended Credit Agreement prior to its expiration.  However, we cannot assure you that we will be able to amend the terms or refinance the borrowings under the Fourth Amended Credit Agreement in an amount sufficient, or on terms acceptable, to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Contractual Obligations

The following schedule summarizes our contractual cash obligations by the indicated period as of December 31, 2011:

	Payments Due By Year Ended December 31,
(In $000s)		2013 -	2015 -	2017 and
	2012	2014	2016	After	Total
Deferred compensation plan payments (1)	$11,423	$4,516	$463	$5,068	$21,470
Long-term debt (2)	13,917	274,777	—	—	288,694
Operating lease obligations (3)	14,770	23,973	18,469	41,338	98,550
Capital lease obligations (4)	1,351	2,281	41	—	3,673
Purchase obligations	8,616	—	—	—	8,616
Outsourcing obligations (5)	29,386	46,341	36,807	72,921	185,455
Other contractual cash obligations (6)	20,558	3,103	2,000	16,000	41,661
Total contractual cash obligations (7)	$100,021	$354,991	$57,780	$135,327	$648,119

(1) Includes payments under a non-qualified deferred compensation plan and long-term performance cash awards.

(2) Includes scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Fourth Amended Credit Agreement.  Estimated interest payments are $11.9 million for fiscal 2012 and $10.8 million for fiscal 2013 and 2014 combined.

(3) Excludes total sublease income of $1.4 million.

(4) Includes scheduled principal payments and estimated interest payments on capital lease obligations.  Estimated interest payments are as follows: $0.2 million for fiscal 2012 and $0.2 million for fiscal 2013 and 2014 combined.

(5) Outsourcing obligations primarily include a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC entered into in May 2011 that contains minimum fee requirements.  Total remaining payments over the ten-year term must equal or exceed a minimum contractual level of approximately $177.9 million, which is included in the table above; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $374.7 million.  The agreement allows us to terminate all or a portion of the services after two years provided we pay certain termination fees which could be material to the Company.

(6) Other contractual cash obligations primarily include $8.4 million of severance payments, most of which are payable in 2012, as well as a perpetual license agreement and 25-year strategic relationship agreement that we entered into in January 2008.  We have remaining contractual cash obligations of $26.9 million related to these agreements, $6.9 million of which will occur ratably during the next year, and the remaining $20.0 million of which will occur ratably over the following 20 years.

(7) We have excluded long-term liabilities of $1.4 million related to uncertain tax positions as we are unable to reasonably estimate the timing of these payments in individual years due to uncertainties in the timing of effective settlement of tax positions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU No. 2011-05, as amended by ASU 2011-12, is effective for interim and annual reporting periods beginning after December 15, 2011.  We have not yet determined which presentation of comprehensive income we will elect but do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  This standard is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. The standard permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity concludes that this is the case, it must perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011, with earlier adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

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

In order to manage our interest rate exposure under the Fourth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385% plus a spread.

A one-point interest rate change would have resulted in interest expense fluctuating approximately $0.9 million for both fiscal 2011 and fiscal 2010.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our results of operations or financial position for fiscal 2011.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheets of Healthways, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthways, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 14, 2012

Item 8.  Financial Statements and Supplementary Data

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	December 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$864	$1,064
Accounts receivable, net	97,459	89,108
Prepaid expenses	11,417	12,577
Other current assets	1,412	3,064
Income taxes receivable	6,065	8,695
Deferred tax asset	10,314	11,272
Total current assets	127,531	125,780

Property and equipment:
Leasehold improvements	41,622	40,662
Computer equipment and related software	239,732	207,077
Furniture and office equipment	26,324	27,328
Capital projects in process	17,811	10,117
	325,489	285,184
Less accumulated depreciation	(183,301)	(154,528)
	142,188	130,656

Other assets	10,797	14,733

Intangible assets, net	92,997	94,255
Goodwill, net	335,392	496,265

Total assets	$708,905	$861,689

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2011	2010
Current liabilities:
Accounts payable	$22,578	$22,555
Accrued salaries and benefits	35,617	39,157
Accrued liabilities	28,639	31,532
Deferred revenue	9,273	5,931
Contract billings in excess of earned revenue	13,154	18,814
Current portion of long-term debt	3,725	3,935
Current portion of long-term liabilities	5,771	3,309
Total current liabilities	118,757	125,233

Long-term debt	266,117	243,425
Long-term deferred tax liability	26,964	23,050
Other long-term liabilities	31,351	39,140

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,304,681 and 34,018,706 shares outstanding	33	34
Additional paid-in capital	247,137	232,524
Retained earnings	48,517	206,210
Treasury stock, at cost, 2,254,953 and 429,654 shares in treasury	(28,182)	(4,494)
Accumulated other comprehensive loss	(1,789)	(3,433)
Total stockholders’ equity	265,716	430,841

Total liabilities and stockholders’ equity	$708,905	$861,689

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$688,765	$720,333	$717,426
Cost of services (exclusive of depreciation and amortization of $36,248, $39,203, and $35,433, respectively, included below)	510,724	493,713	522,999
Selling, general and administrative expenses	64,843	72,830	71,535
Depreciation and amortization	49,988	52,756	49,289
Impairment loss	183,288	—	—
Restructuring and related charges	9,036	10,258	—

Operating income (loss)	(129,114)	90,776	73,603
Gain on sale of investment	—	(1,163)	(2,581)
Interest expense	13,193	14,164	15,717
Legal settlement and related costs	—	—	39,956

Income (loss) before income taxes	(142,307)	77,775	20,511
Income tax expense	15,386	30,445	10,137

Net income (loss)	$(157,693)	$47,330	$10,374

Earnings (loss) per share:
Basic	$(4.68)	$1.39	$0.31

Diluted(1)	$(4.68)	$1.36	$0.30

Weighted average common shares and equivalents
Basic	33,677	34,129	33,730
Diluted (1)	33,677	34,902	34,359

See accompanying notes to the consolidated financial statements.

(1) The assumed exercise of stock-based compensation awards for the year ended December 31, 2011 was not considered because the impact would be anti-dilutive.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2008	$—	$34	$213,461	$148,506	—	$(4,965)	$357,036
Comprehensive income:
Net income	—	—	—	10,374	—	—	10,374
Net change in fair value of interest rate
swaps, net of income taxes of $1,783	—	—	—	—	—	2,418	2,418
Change in fair value of investment, net of
income tax benefit of $49	—	—	—	—	—	(71)	(71)
Sale of investment, net of income taxes of
$1,045	—	—	—	—	—	(1,536)	(1,536)
Foreign currency translation adjustment	—	—	—	—	—	45	45
Total comprehensive income							11,230
Repurchase of stock options	—	—	(736)	—	—	—	(736)
Exercise of stock options	—	—	727	—	—	—	727
Tax effect of option exercises	—	—	(1,193)	—	—	—	(1,193)
Share-based employee compensation expense	—	—	10,213	—	—	—	10,213
Balance, December 31, 2009	$—	$34	$222,472	$158,880	—	$(4,109)	$377,277
Comprehensive income:
Net income	—	—	—	47,330	—	—	47,330
Net change in fair value of interest rate
swap, net of income taxes of $12	—	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	—	—	656	656
Total comprehensive income							48,006
Repurchases of common stock	—	—	—	—	(4,494)	—	(4,494)
Exercise of stock options	—	—	1,133	—	—	—	1,133
Tax effect of stock options and restricted stock units	—	—	(2,531)	—	—	—	(2,531)
Share-based employee compensation expense	—	—	11,450	—	—	—	11,450
Balance, December 31, 2010	$—	$34	$232,524	$206,210	$(4,494)	$(3,433)	$430,841
Comprehensive loss:
Net loss	—	—	—	(157,693)	—	—	(157,693)
Net change in fair value of interest rate
swap, net of income taxes of $1,109	—	—	—	—	—	1,714	1,714
Foreign currency translation adjustment	—	—	—	—	—	(70)	(70)
Total comprehensive loss							(156,049)
Repurchases of common stock	—	(2)	—	—	(23,688)	—	(23,690)
Exercise of stock options	—	1	4,824	—	—	—	4,825
Tax effect of stock options and restricted stock units	—	—	(2,719)	—	—	—	(2,719)
Share-based employee compensation expense	—	—	9,246	—	—	—	9,246
Issuance of stock in conjunction with Navvis acquisition	—	—	3,262	—	—	—	3,262
Balance, December 31, 2011	$—	$33	$247,137	$48,517	$(28,182)	$(1,789)	$265,716

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(157,693)	$47,330	$10,374
Adjustments to reconcile net income to net cash provided by
operating activities, net of business acquisitions:
Depreciation and amortization	49,988	52,756	49,289
Gain on sale of investment	-	(1,163)	(2,581)
Impairment loss	183,288	-	-
Amortization of deferred loan costs	1,894	1,827	1,518
Share-based employee compensation expense	9,246	11,450	10,213
Excess tax benefits from share-based payment arrangements	(433)	(1,067)	(381)
(Increase) decrease in accounts receivable, net	(7,452)	12,207	14,352
Decrease (increase) in other current assets	6,960	(159)	(1,972)
Increase (decrease) in accounts payable	1,466	(2,256)	6,565
(Decrease) increase in accrued salaries and benefits	(8,932)	(19,715)	24,991
Increase (decrease) in other current liabilities	2,676	(45,206)	(11,067)
Deferred income taxes	(3,572)	16,682	8,076
Other	(1,144)	201	3,491
Net cash flows provided by operating activities	76,292	72,887	112,868

Cash flows from investing activities:
Acquisition of property and equipment	(49,290)	(44,431)	(49,110)
Sale of investment	-	1,163	11,626
Business acquisitions, net of cash acquired, and equity investments	(23,523)	-	(19,486)
Other	(6,889)	(5,581)	(5,456)
Net cash flows used in investing activities	(79,702)	(48,849)	(62,426)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	439,621	656,997	405,400
Deferred loan costs	-	(3,219)	(784)
Repurchases of common stock	(23,690)	(4,494)	-
Repurchase of stock options	-	-	(736)
Excess tax benefits from share-based payment arrangements	433	1,067	381
Exercise of stock options	4,825	1,133	727
Payments of long-term debt	(417,490)	(673,188)	(457,303)
Change in outstanding checks and other	(709)	(3,717)	(1,113)
Net cash flows provided by (used in) financing activities	2,990	(25,421)	(53,428)

Effect of exchange rate changes on cash	220	91	185

Net decrease in cash and cash equivalents	(200)	(1,292)	(2,801)

Cash and cash equivalents, beginning of period	1,064	2,356	5,157

Cash and cash equivalents, end of period	864	1,064	2,356

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,106	$12,137	$12,717
Cash paid during the period for income taxes	$7,874	$13,231	$18,390

Noncash Activities:
Assets acquired through capital lease obligations	$-	$8,435	$-
Issuance of unregistered common stock associated with Navvis acquisition	$3,262	$-	$-

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010, and 2009

1.           Summary of Significant Accounting Policies

Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby reducing both direct healthcare costs and associated costs from the loss of health-related employee productivity.  In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physicians, and government entities in all 50 states, the District of Columbia and Puerto Rico. We also provide health improvement programs and services in Brazil, Australia, and France.

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

c.  Accounts Receivable, net - Billed receivables primarily represent fees that are contractually due in the ordinary course of providing our services, net of contractual adjustments and allowances for doubtful accounts.  Unbilled receivables primarily represent fees for services based on the estimated utilization of fitness facilities, which are generally billed in the following month, and certain performance-based fees that are billed when performance metrics are met and reconciled with the customer.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible, but we provide reserves, when appropriate, for doubtful accounts and for billing adjustments (such as data reconciliation differences) on a specific identification basis.

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $36.6 million, $40.4 million, and $36.6 million, respectively, including amortization of assets recorded under capital leases.

e.  Other Assets - Other assets consist primarily of long-term investments and deferred loan costs net of accumulated amortization.

f.  Intangible Assets - Intangible assets subject to amortization primarily include customer contracts, acquired technology, patents, distributor and provider networks, and other intangible assets which we amortize on a straight-line basis over estimated useful lives ranging from three to 25 years.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization at December 31, 2011 and 2010 consist of trade names of $29.0 million and $29.9 million, respectively.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

g.  Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.

We estimate the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.

h. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either 1) data from the customer is insufficient or incomplete to measure performance; or 2) interim performance measures indicate that we are not currently meeting performance targets.

i. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly owned subsidiaries.  U.S. GAAP generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

j. Revenue Recognition - We generally determine our contract fees by multiplying a contractually negotiated per member per month (“PMPM”)  rate by the number of members covered by our services during the month.  We typically set the PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers® fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 5% of revenues recorded during 2011 were performance-based and were subject to final reconciliation as of December 31, 2011.  We anticipate that this percentage will fluctuate due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

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

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Deferred revenues arise from contracts which permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  A limited number of our contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the customer.  Fees for service are typically billed in the month after the services are provided.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2011, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $48.7 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the year ended December 31, 2011, we recognized a net increase in revenue of $2.9 million that related to services provided prior to 2011.

k.  Earnings (Loss) Per Share – We calculate basic earnings (loss) per share using weighted average common shares outstanding during the period.  We calculate diluted earnings (loss) per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period unless the impact would be anti-dilutive.  See Note 18 for a reconciliation of basic and diluted earnings (loss) per share.

l.  Share-Based Compensation – We recognize all share-based payments to employees, including grants of employee stock options, in the consolidated statements of operations based on estimated fair values at the date of grant.  See Note 14 for further information on share-based compensation.

m. Derivative Instruments and Hedging Activities – We record all derivatives at estimated fair value as either assets or liabilities on the consolidated balance sheets and recognize the unrealized gains and losses in either the consolidated balance sheets or statements of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.  See Note 6 for further information.

n. Management Estimates – In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make estimates and assumptions that affect: 1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and 2) the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU No. 2011-05, as amended by ASU 2011-12, is effective for interim and annual reporting periods beginning after December 15, 2011.  We have not yet determined which presentation of comprehensive income we will elect but do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”.  This standard is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether a quantitative impairment analysis is necessary. The standard permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity concludes that this is the case, it must perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011, with earlier adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

3.           Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2009, 2010, and 2011 is shown below:

(In $000s)
Balance, December 31, 2008	$484,596
HealthHonors purchase	11,850
Balance, December 31, 2009	496,446
HealthHonors purchase price adjustment	(181)
Balance, December 31, 2010	496,265
Navvis purchase	21,527
Impairment loss	(182,400)
Balance, December 31, 2011	$335,392

In October 2009, we acquired HealthHonors, a behavioral economics company that specializes in behavior change science and optimized use of incentives, for a net cash payment of $14.5 million and a multi-year earn-out arrangement with an acquisition date fair value of $3.0 million.

In August 2011, we acquired Navvis & Company (“Navvis”), a firm that provides strategic counsel and change management services to healthcare systems for $23.7 million in cash.  In addition, we issued 432,902 unregistered shares of our common stock which was valued in aggregate at $3.3 million.

As a result of changes in our long-term projections related to the wind-down of our contract with CIGNA, we performed a quantitative goodwill impairment review during the fourth quarter of 2011 (see Note 7) and recorded a $182.4 million goodwill impairment loss.

4.           Intangible Assets

Intangible assets subject to amortization at December 31, 2011 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$59,240	$37,763	$21,477
Acquired technology	26,757	23,129	3,628
Patents	24,125	10,205	13,920
Distributor and provider networks	8,709	6,148	2,561
Perpetual license to survey-based data	21,956	1,607	20,349
Other	5,067	3,054	2,013
Total	$145,854	$81,906	$63,948

Intangible assets subject to amortization at December 31, 2010 consisted of the following:

	Gross Carrying	Accumulated
(In $000s)	Amount	Amortization	Net

Customer contracts	$55,240	$31,586	$23,654
Acquired technology	26,757	21,090	5,667
Patents	23,987	7,771	16,216
Distributor and provider networks	8,709	4,986	3,723
Perpetual license to survey-based data	15,000	828	14,172
Other	2,487	1,614	873
Total	$132,180	$67,875	$64,305

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from three to 25 years.  Total amortization expense for the years ended December 31, 2011, 2010, and 2009, was $13.4 million, $12.4 million, and $12.7 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In $000s)
Year ending December 31,
2012	$12,043
2013	11,856
2014	10,419
2015	6,141
2016	4,369
2017 and thereafter	19,120
Total	$63,948

Intangible assets not subject to amortization at December 31, 2011 and 2010 consist of trade names of $29.0 million and $29.9 million, respectively.  In the fourth quarter of 2011, we decided to discontinue the use of one of our trade names. As a result of this decision, we recorded an impairment loss of $0.9 million in December 2011 to write off this intangible asset (see Note 7).

5.           Income Taxes

Income tax expense is comprised of the following:

(In $000s)	Year Ended December 31,
	2011	2010	2009

Current taxes
Federal	$11,095	$8,810	$835
State	2,109	2,719	754
Deferred taxes
Federal	1,744	16,952	7,638
State	438	1,964	910
Total	$15,386	$30,445	$10,137

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table shows the significant components of our net deferred tax liability as of December 31, 2011 and 2010:

(In $000s)	December 31,	December 31,
	2011	2010

Deferred tax asset:
Accruals and reserves	$10,068	$12,174
Deferred compensation	9,754	12,129
Share-based payments	15,418	15,594
Net operating loss carryforwards	7,351	7,142
Other assets and liabilities	1,991	2,780
	44,582	49,819
Valuation allowance	(2,957)	(1,985)
	$41,625	$47,834
Deferred tax liability:
Property and equipment	$(39,447)	$(34,976)
Intangible assets	(17,998)	(24,115)
Other assets and liabilities	(830)	(521)
	(58,275)	(59,612)
Net deferred tax liability	$(16,650)	$(11,778)

Net current deferred tax asset	$10,314	$11,272
Net long-term deferred tax liability	(26,964)	(23,050)
	$(16,650)	$(11,778)

Based on the Company’s historical and expected future taxable earnings, and a consideration of available tax planning strategies, we believe it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at December 31, 2011.

For fiscal 2011, 2010, and 2009, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.  We recorded a tax effect of $1.1 million in fiscal 2011, an immaterial tax effect in fiscal 2010, and a tax effect of $1.8 million in fiscal 2009 related to our interest rate swap agreements (see Note 6) to stockholders’ equity as a component of accumulated other comprehensive income (loss).

At December 31, 2011, the Company had international net operating loss carryforwards totaling approximately $10.8 million with an indefinite carryforward period, approximately $11.0 million of federal loss carryforwards originating from acquired entities, and approximately $3.7 million of state loss carryforwards.  The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, and expire in various years through 2021 if not utilized.  The state loss carryforwards are expected to be fully utilized during 2012.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In $000s)	Year Ended December 31,
	2011	2010	2009

Statutory federal income tax	$(49,808)	$27,221	$7,179
Non-deductible goodwill impairment expense	61,785	—	—
State income taxes, less federal income tax benefit	1,520	3,318	970
Other	1,889	(94)	1,988
Income tax expense	$15,386	$30,445	$10,137

Uncertain Tax Positions

As of December 31, 2011 and 2010, we had $1.4 and $1.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  During fiscal 2011, fiscal 2010, and fiscal 2009, we included approximately $24,000, $20,000, and $0.2 million, respectively, of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In $000s)

Unrecognized tax benefits at December 31, 2008	$2,376
Change based upon settlements with taxing authorities	(2,376)
Increases based upon tax positions related to fiscal 2009	1,072
Unrecognized tax benefits at December 31, 2009 and December 31, 2010	$1,072
Increases based upon tax positions related to prior years	320
Unrecognized tax benefits at December 31, 2011	$1,392

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2008 to present.

6.           Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the consolidated balance sheets and recognize the unrealized gains and losses in either the consolidated balance sheets or statements of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with notional amounts of $220.0 million ($145.0 million of which became effective in January 2012, $20.0 million of which became effective in February 2012, and $30.0 million of which will become effective in January 2013) and termination dates ranging from December 31, 2012 to December 31, 2013.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385% plus a spread (see Note 8), thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at December 31, 2011 and 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2011		December 31, 2010
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$315	$—	$136	$—
Total assets	$315	$—	$136	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$321	$—	$245	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	251	—	4,465
Other long-term liabilities	—	3,984	—	2,593
Total liabilities	$321	$4,235	$245	$7,058

See also Note 7.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported as accumulated other comprehensive income or loss, respectively (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of December 31, 2011, we expect to reclassify $2.9 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the years ended December 31, 2011 and 2010:

(In $000s)	Amount of Gain Recognized as Accumulated OCI on Derivatives (Effective Portion) For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2011	December 31, 2010
Interest rate swap agreements, gross of tax effect	$2,823	$32

During the years ended December 31, 2011 and 2010, there were no gains or losses on cash flow hedges recognized in income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of operations in selling, general and administrative expenses.  At December 31, 2011, we had forward contracts with notional amounts of $11.3 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of operations during the years ended December 31, 2011 and 2010.

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

Level 2:  Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-based valuation techniques in which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:  Unobservable inputs that are supported by little or no market activity and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

(In 000s) December 31, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$315	$315	$(212)	$103
Liabilities:
Foreign currency exchange contracts	$321	$321	$(212)	$109
Interest rate swap agreements	4,235	4,235	—	4,235

(In 000s) December 31, 2010	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$136	$136	$(116)	$20
Liabilities:
Foreign currency exchange contracts	$245	$245	$(116)	$129
Interest rate swap agreements	7,058	7,058	—	7,058

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

Each of the assets above is classified as Level 3 within the fair value hierarchy.  Based on their estimated fair values, we recorded an impairment loss of $183.3 million during the three months ended December 31, 2011 (see Notes 3 and 4).

During the fourth quarter of 2011, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment).  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.  We estimated the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconciled the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management’s estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.

We determined that the carrying value of goodwill was impaired based upon the impairment review and calculated the impairment using a fair-value-based goodwill impairment test as required by U.S. GAAP.

As a result of changes in our long-term projections related to the wind-down of our contract with CIGNA, we performed a quantitative goodwill impairment review during the fourth quarter of 2011 and recorded a $182.4 million goodwill impairment loss.

Also during the fourth quarter of 2011, we estimated the fair value of indefinite-lived intangible assets, which consisted of trade names, using a present value technique, which required management’s estimate of future revenues attributable to these trade names, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade names.  In the fourth quarter of 2011, we decided to discontinue the use of one of our trade names. As a result of this decision, we recorded an impairment loss of $0.9 million in December 2011 to write off this intangible asset.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2011 was as follows:

•	Cash and cash equivalents – The carrying amount of $0.9 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fourth Amended Credit Agreement is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement (see Note 8) at December 31, 2011 are $250.9 million and $266.0 million, respectively.

8.           Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”).  The Fourth Amended Credit Agreement provides us with the 2013 Revolving Credit Facility which is a $345.0 million revolving credit facility that expires December 1, 2013 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $190.0 million remained outstanding on December 31, 2011, and an uncommitted incremental accordion facility of $200.0 million.  As of December 31, 2011, availability under the 2013 Revolving Credit Facility totaled $125.0 million as calculated under the most restrictive covenant.

Revolving advances under the 2013 Revolving Credit Facility generally bear interest, at our option, at 1) LIBOR plus a spread of 1.875% to 2.750% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate, plus a spread of 0.375% to 1.250%.  Term loan borrowings bear interest, at our option, at 1) LIBOR plus 1.50% or 2) the greater of the federal funds rate plus 0.5%, or the prime rate.  See Note 6 for a description of our interest rate swap agreements.  The Fourth Amended Credit Agreement also provides for a fee ranging between 0.275% and 0.425% of the unused commitments under the 2013 Revolving Credit Facility.  The Fourth Amended Credit Agreement is secured by guarantees from most of the Company’s domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans under the 2013 Revolving Credit Facility on December 1, 2013. We are required to repay term loans in quarterly principal installments aggregating $0.5 million each, which commenced on March 31, 2007.  The entire unpaid principal balance of the term loans is due and payable at maturity on December 1, 2013.

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fourth Amended Credit Agreement for each of the next five years and thereafter:

(In $000s)
Year ending December 31,
2012	$2,000
2013	263,950
2014	—
2015	—
2016	—
2017 and thereafter	—
Total	$265,950

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of December 31, 2011, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 6 above, as of December 31, 2011, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

9.           Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent (see Note 13), a deferred compensation plan, and accrued performance cash.

We have a non-qualified deferred compensation plan under which certain employees may defer a portion of their salaries and receive a Company matching contribution plus a contribution based on the Company’s performance against targets.  Company contributions vest at 25% per year.  We do not fund the plan and carry it as an unsecured obligation.  Participants in the plan elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral.

As of December 31, 2011 and 2010, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $7.6 and $8.7 million, respectively, net of the current portions of $4.0 and $1.6 million, respectively.  For the next five years ended December 31, we must make estimated plan payments of $4.0 million, $1.3 million, $0.7 million, $0.3 million, and $0.1 million, respectively.

In addition, under our stock incentive plan, we issue performance cash awards to certain employees based on pre-established performance metrics. Based on achievement of the performance metrics, the awards vest on the third anniversary of the grant date and are paid shortly thereafter.

As of December 31, 2011 and 2010, other long-term liabilities included accrued performance cash amounts of $2.5 and $7.9 million, respectively, net of the current portions of $6.0 million and $1.6 million, respectively.  For the years ended December 31, 2012 and 2013, we must make estimated plan payments of $6.0 million and $2.5 million, respectively, and $0 thereafter.

10.           Restructuring and Related Charges and Impairment Loss

In November 2011, we began a restructuring of the Company (the “2011 Restructuring”), which was largely completed by the end of fiscal 2011, primarily focused on aligning our capacity requirements and organizational structure following CIGNA’s decision to wind down its contract beginning in 2012.  Through December 31, 2011, we had incurred cumulative net cash and non-cash charges of approximately $9.0 million, which primarily consisted of one-time termination benefits and costs associated with capacity reduction.  For the year ended December 31, 2011, these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

In November 2010, we began a restructuring of the Company (the “2010 Restructuring”), which was largely completed by the end of fiscal 2010, primarily focused on aligning resources with current and emerging markets and consolidating operating capacity.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges related to the 2011 Restructuring and 2010 Restructuring activities described above during the year ended December 31, 2011 were as follows:

(In 000s)	2011	2010
	Restructuring (1)	Restructuring (2)	Total
Accrued restructuring and related charges at January 1, 2011	$—	$7,607	$7,607
Additions	8,430	—	8,430
Payments	(4)	(5,124)	(5,128)
Adjustments	—	(900)	(900)
Accrued restructuring and related charges at December 31, 2011	$8,426	$1,583	10,009

(1) Excludes non-cash charges of approximately $0.6 million, which primarily consisted of share-based compensation costs.

(2) Adjustments resulted primarily from a favorable adjustment to lease termination costs due to a sublease of certain unused office space.

In December 2011, we recorded an impairment loss of $183.3 million which consisted of a goodwill impairment loss of $182.4 million (see Note 3) and an intangible asset write-off of $0.9 million (see Note 4).

11.           Legal Settlement and Related Costs

In March 2009, the Company entered into a settlement of a qui tam lawsuit filed in 1994 on behalf of the United States government related to the Company’s former Diabetes Treatment Center of America business.  As a result of the settlement, which was effective as of April 1, 2009, we incurred a charge of approximately $40 million in 2009, including a $28 million payment to the United States government and a payment of approximately $12 million for other costs and fees related to the settlement, including the estimated legal costs and expenses of the plaintiff’s attorneys.

12.           Commitments and Contingencies

Stockholder Derivative Lawsuits

On June 27, 2008 and July 24, 2008, respectively, two stockholders filed putative derivative actions purportedly on behalf of the Company in the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, against certain directors and officers of the Company, seeking damages and equitable and/or injunctive relief.  These actions were based on allegations of individual violations of the Securities Exchange Act of 1934 and allegations that misleading statements were made and material information omitted from public communications regarding (i) the purported loss or restructuring of certain contracts with customers, (ii) the Company’s participation in the Medicare Health Support (“MHS”) pilot program for the Centers for Medicare & Medicaid Services, and (iii) the Company’s guidance for fiscal year 2008.  These lawsuits were consolidated and the plaintiffs filed a consolidated complaint on May 9, 2009.  On June 19, 2009, the defendants filed a motion to dismiss the consolidated complaint.  The Chancery Court granted the defendants’ motion to dismiss on October 14, 2009.  The plaintiffs filed a notice of appeal on November 12, 2009.  The Tennessee Court of Appeals heard argument on the appeal on October 13, 2010 and affirmed the Chancery Court’s dismissal on March 14, 2011.

ERISA Lawsuits

On July 31, 2008, a purported class action alleging violations of the Employee Retirement Income Security Act (“ERISA”) was filed in the U.S. District Court for the Middle District of Tennessee, Nashville Division against the Company and certain of its directors and officers alleging breaches of fiduciary duties to participants in the Company’s 401(k) plan.  An amended complaint was filed on September 29, 2008, naming as defendants the Company, the Board of Directors, certain officers, and members of the Investment Committee charged with administering the 401(k) plan, alleging that the defendants violated ERISA by failing to remove the Company stock fund from the 401(k) plan when it allegedly became an imprudent investment by (i) failing to disclose adequately the risks and results of the MHS pilot program to 401(k) plan participants, (ii) failing to seek independent advice as to whether to continue to permit the 401(k) plan to hold Company stock, and (iii) failing to closely monitor the Investment Committee and other 401(k) plan fiduciaries.   Following a stipulation of dismissal by the parties, a new named plaintiff filed another putative class action complaint in the United States District Court for the Middle District of Tennessee, Nashville Division, which was identical to the original complaint.  On June 23, 2010, the parties reached an agreement in principle to settle this matter for $1.3 million.  The District Court granted final approval on April 25, 2011.

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

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this Annual Report on Form 10-K will have a material adverse effect on our liquidity or financial condition.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitment

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total remaining payments over the ten-year term must equal or exceed a minimum level of approximately $177.9 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $374.7 million.  The agreement allows us to terminate all or a portion of the services after two years provided we pay certain termination fees which could be material to the Company.

13.           Leases

We maintain operating lease agreements principally for our corporate office space, our call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease office space for our 11 other call center locations for an aggregate of approximately 285,000 square feet of space with lease terms expiring on various dates from 2012 to 2016.  Our operations support and training offices contain approximately 114,000 square feet in aggregate and have lease terms expiring from 2012 to 2020.

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

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2011, 2010, and 2009, rent expense under lease agreements was approximately $12.7 million, $14.2 million, and $14.5 million, respectively.  Our capital lease obligations, which primarily include computer equipment leases, are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total sublease income of $1.4 million, under all capital leases and non-cancelable operating leases for each of the next five years and thereafter:

(In $000s)	Capital	Operating
Year ending December 31,	Leases	Leases
2012	$1,351	$14,057
2013	1,330	12,237
2014	951	11,026
2015	41	10,035
2016	—	8,434
2017 and thereafter	—	41,338
Total minimum lease payments	$3,673	$97,127
Less amount representing interest	(368)
Present value of minimum lease payments	3,305
Less current portion	(1,139)
	$2,166

14.        Share-Based Compensation

We have several stockholder-approved stock incentive plans for employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant, except in the case of certain performance awards which may be granted at a price above market value.  The options generally vest over or at the end of four years based on service conditions and expire seven or ten years from the date of grant.  Restricted stock units and restricted stock awards generally vest over or at the end of four years.  We recognize share-based compensation expense on a straight-line basis over the vesting period.  Certain option, restricted stock units, and restricted stock awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the stock incentive plans).  At December 31, 2011, we have reserved approximately 0.9 million shares for future equity grants under our stock incentive plans.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2011, 2010, and 2009.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2011	2010	2009
Total share-based compensation	$9.2	$11.5	$10.2
Share-based compensation included in cost of services	4.1	5.0	4.4
Share-based compensation included in selling, general and administrative expenses	4.5	5.0	5.8
Share-based compensation included in restructuring and related charges	0.6	1.5	—
Total income tax benefit recognized	1.0	4.5	4.0

    As of December 31, 2011, there was $19.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

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

The following table shows the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value of options per share	$5.94	$7.22	$6.72

Assumptions:
Expected volatility	53.0%	51.9%	51.6%
Expected dividends	—	—	—
Expected term (in years)	5.6	5.5	6.1
Risk-free rate	2.4%	3.2%	2.5%

A summary of option activity as of December 31, 2011 and the changes during the year then ended is presented below:

Options	Shares (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2011	6,208	$17.12
Granted	771	12.37
Exercised	(457)	10.42
Forfeited	(447)	12.77
Expired	(416)	14.13
Outstanding at December 31, 2011	5,659	$17.58	5.3	$—
Exercisable at December 31, 2011	3,390	$20.91	3.1	$—

    The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.9 million, $1.9 million, and $1.0 million, respectively.

Cash received from option exercises under all share-based payment arrangements during fiscal 2011 was $4.8 million.  The actual tax benefit realized during fiscal 2011 for the tax deductions from option exercises totaled $0.1 million.  We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date.  The weighted average grant-date fair value of nonvested shares granted during the years ended December 31, 2011, 2010 and 2009, was $13.26, $11.32, and $11.10, respectively.

The following table shows a summary of our nonvested shares as of December 31, 2011 as well as activity during the year then ended.  The total grant-date fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $7.4 million, $10.0 million, and $3.9 million, respectively.

Nonvested Shares	Shares (000s)	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2011	1,153	$15.29
Granted	270	13.26
Vested	(305)	24.13
Forfeited	(208)	13.23
Nonvested at December 31, 2011	910	$12.22

15.           Sale of Investment

In January 2009, a private company in which we held preferred stock (recorded in “other assets”) was acquired by a third party.  As part of this sale, we received two payments totaling $11.6 million and recorded a gain of $2.6 million during the first quarter of 2009.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment.

16.           Share Repurchases

The Company’s Board of Directors authorized a share repurchase program which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between October 1, 2011 and December 31, 2011 pursuant to the program. The maximum approximate dollar value of shares that could yet be purchased under the program as of December 31, 2011 was $31.8 million.

17.           Comprehensive Income

Comprehensive income (loss), net of income taxes, was ($156.0) million, $48.0 million, and $11.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

18.           Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010, and 2009:

(In 000s except per share data)	Year Ended December 31,
Numerator:	2011	2010	2009
Net income (loss)- numerator for basic earnings per share	$(157,693)	$47,330	$10,374

Denominator:
Shares used for basic earnings (loss) per share	33,677	34,129	33,730
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options (1)	—	384	336
Restricted stock units (1)	—	389	293
Shares used for diluted earnings (loss) per share (1)	33,677	34,902	34,359

Earnings per share:
Basic	$(4.68)	$1.39	$0.31
Diluted (1)	$(4.68)	$1.36	$0.30

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	4,845	3,863	3,521
Restricted stock units	469	81	186

(1) The assumed exercise of stock-based compensation awards for the year ended December 31, 2011 was not considered because the impact would be anti-dilutive.

19.           Stockholder Rights Plan

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

20.           Employee Benefits

We have a 401(k) Retirement Savings Plan (the “401(k) Plan”) available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the 401(k) Plan totaled $3.5 million, $3.6 million, and $3.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

21.           Segment Disclosures

We have aggregated our operating segments into one reportable segment, well-being improvement services.  Our integrated well-being improvement services include disease management, health coaching, and wellness and prevention programs.  It is impracticable for us to report revenues by program.  Further, we report revenues from our external customers on a consolidated basis since well-being improvement is the only service that we provide.

During fiscal 2011, 2010, and 2009, we derived approximately 17%, 19%, and 19%, respectively, of our revenues from one customer, with no other customer comprising 10% or more of our revenues.

22.           Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Twelve Months Ended December 31, 2011	First	Second	Third	Fourth
				(1) (2)
Revenues	$162,969	$169,596	$176,206	$179,995
Gross margin	$32,038	$34,617	$37,645	$37,503
Income before income taxes	$7,368	$10,268	$16,745	$(176,688)
Net income	$4,135	$5,778	$9,464	$(177,070)

Basic earnings (loss) per share (5)	$0.12	$0.17	$0.28	$(5.32)
Diluted earnings (loss) per share (5)	$0.12	$0.17	$0.28	$(5.32)

Twelve Months Ended December 31, 2010	First	Second	Third	Fourth
		(3)		(4)
Revenues	$178,999	$175,523	$170,487	$195,324
Gross margin	$39,898	$43,610	$41,492	$62,417
Income before income taxes	$15,920	$19,045	$17,122	$25,687
Net income	$9,414	$11,838	$10,524	$15,554

Basic earnings per share (5)	$0.28	$0.35	$0.31	$0.45
Diluted earnings per share (5)	$0.27	$0.34	$0.30	$0.45

(1)
Includes charges related to one-time termination benefits and costs associated with capacity reduction of $9.0 million and an impairment loss of $183.3 million primarily related to an impairment of goodwill.

(2)	The assumed exercise of stock-based compensation awards for this period was not considered in the calculation of diluted earnings (loss) per share because the impact would have been anti-dilutive.
(3)
Includes revenues related to an adjustment to a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009 of $1.5 million and an investment gain of $1.2 million.

(4)
Includes revenues related to an adjustment to a multi-year earn-out arrangement in connection with a business combination entered into during the fourth quarter of 2009 of $1.5 million, restructuring charges of $10.3 million (which were presented as a separate line item in the consolidated statements of operations), and revenues of $22.3 million and expenses of $1.0 million attributable to a settlement with CMS.

(5)
We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive options outstanding for each period.  Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited Healthways, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthways, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Healthways, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Healthways, Inc. and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 14, 2012

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

                   Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”), and believes that the COSO framework is a suitable framework for such an evaluation. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

                   Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2011, has issued an attestation report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K.

                   The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

                   There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2012, to be filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act, and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Annual Report on Form 10-K, under the caption “Executive Officers of the Registrant.”

Code of Business Conduct

We have adopted a code of business conduct (“code of conduct”) applicable to our principal executive, financial, and accounting officers. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any principal executive, financial, and accounting officers or material amendment to the code of conduct, if any, are available, without charge, on our website at www.healthways.com.

Item 11.  Executive Compensation

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2012, to be filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2012, to be filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act, and is incorporated herein by reference.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by security holders	5,659,000	$17.58	896,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,659,000	$17.58	896,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2012, to be filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2012, to be filed with the SEC pursuant to Rule 14a-6(c) promulgated under the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.           The financial statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

2.           We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the SEC or the information to be set forth therein is included in the financial statements or in the notes thereto.

3.           Exhibits

2.1
Stock Purchase Agreement dated October 11, 2006 among Healthways, Inc., Axia Health Management, Inc., and Axia Health Management LLC [incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2006]

3.1	Restated Certificate of Incorporation, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2008]

3.2	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004]

3.3	Amendment to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 15, 2007]

3.4	Amendment No. 2 to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 3, 2008]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2
Rights Agreement dated June 19, 2000 between the Company and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of the Company (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000]

4.3
Amendment No. 1 to Rights Agreement dated June 15, 2004 between the Company and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004]

4.4
Amendment No. 2 to Rights Agreement dated July 19, 2006 between the Company and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2006]

10.1
Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated March 30, 2010 between the Company and SunTrust Bank as Administrative Agent, U.S. Bank National Association and Regions Bank as Co-Documentation Agents, and JPMorgan Chase Bank, N.A. and Fifth Third Bank, N.A. as Co-Syndication Agents [incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated April 5, 2010]

10.2
Office Lease dated as of May 4, 2006 by and between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006]

10.3	Master Services Agreement between the Company and HP Enterprise Services, LLC [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2011] *

Management Contracts and Compensatory Plans

10.4
Amended and Restated Employment Agreement dated December 19, 2008 between the Company and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.1 to Form 10-QT of the Company’s transition period ended December 31, 2008]

10.5
Transition Employment Agreement dated December 31, 2010 between the Company and Mary A. Chaput [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2011]

10.6
Amended and Restated Employment Agreement dated December 10, 2008 between the Company and Matthew Kelliher [incorporated by reference to Exhibit 10.4 to Form 10-QT of the Company’s transition period ended December 31, 2008]

10.7	Employment Agreement dated December 31, 2010 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 6, 2011]

10.8
Amendment to Employment Agreement dated April 6, 2011 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2011]

10.9	Employment Agreement dated December 31, 2010 between the Company and Thomas Cox [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company’s fiscal year ended December 31, 2010]

10.10	Employment Agreement dated March 8, 2011 between the Company and James W. Elrod [incorporated by reference to Exhibit 10.11 to Form 10-K of the Company’s fiscal year ended December 31, 2010]

10.11	Employment Agreement dated October 11, 2008 between the Company and Stefen F. Brueckner [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2008]

10.12	Employment Agreement dated August 31, 2011 between the Company and Michael R. Farris

10.13
Long-Term Performance Award Agreement dated September 28, 2006 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended February 28, 2007]

10.14
Long-Term Performance Award Agreement dated October 26, 2010 between the Company and Matthew E. Kelliher [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2010]

10.15	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2011]

10.16	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.17	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010]

10.18	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.19	Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company’s fiscal year ended August 31, 2006]

10.20	Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.21	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company’s fiscal year ended August 31, 2007]

10.22
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

10.24	2007 Stock Incentive Plan Performance Cash Award Agreement dated March 3, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009]

10.25	2007 Stock Incentive Plan Performance Cash Award Agreement dated May 25, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2011]

14.1	Code of Business Conduct of Healthways, Inc. [ incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K dated August 12, 2011]

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer, and Alfred Lumsdaine, Chief Financial Officer

*Portions of this Exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHWAYS, INC

March 14, 2012	By: /s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	Chief Executive Officer and Director (Principal	March 14, 2012
Ben R. Leedle, Jr.	Executive Officer)
/s/ Alfred Lumsdaine	Chief Financial Officer (Principal Financial Officer)	March 14, 2012
Alfred Lumsdaine /s/ John W. Ballantine	Chairman of the Board and Director	March 14, 2012
John W. Ballantine

/s/ Thomas G. Cigarran	Chairman Emeritus and Director	March 14, 2012
Thomas G. Cigarran

/s/ William D. Novelli	Director	March 14, 2012
William D. Novelli

/s/ William C. O’Neil, Jr.	Director	March 14, 2012
William C. O'Neil, Jr.

/s/ John A. Wickens	Director	March 14, 2012
John A. Wickens

/s/ Mary Jane England, M.D.	Director	March 14, 2012
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	March 14, 2012
Alison Taunton-Rigby

/s/ Jay C. Bisgard, M.D.	Director	March 14, 2012
Jay C. Bisgard, M.D.

/s/ C. Warren Neel	Director	March 14, 2012
C. Warren Neel