Form 10-Q
period 2012-03-31
HEALTHWAYS, INC
filed 2012-05-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Yes   ☐   No  ☒

As of May 4, 2012 there were outstanding 33,404,576 shares of the registrant’s common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,146	$864
Accounts receivable, net	107,714	97,459
Prepaid expenses	9,797	11,417
Other current assets	1,007	1,412
Income taxes receivable	6,575	6,065
Deferred tax asset	10,594	10,314
Total current assets	136,833	127,531

Property and equipment:
Leasehold improvements	40,952	41,622
Computer equipment and related software	249,153	239,732
Furniture and office equipment	25,455	26,324
Capital projects in process	22,434	17,811
	337,994	325,489
Less accumulated depreciation	(189,981)	(183,301)
	148,013	142,188

Other assets	10,441	10,797

Intangible assets, net	92,464	92,997
Goodwill, net	335,392	335,392

Total assets	$723,143	$708,905

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2012	2011
Current liabilities:
Accounts payable	$21,725	$22,578
Accrued salaries and benefits	23,209	35,617
Accrued liabilities	33,061	28,639
Deferred revenue	9,732	9,273
Contract billings in excess of earned revenue	16,724	13,154
Current portion of long-term debt	3,393	3,725
Current portion of long-term liabilities	5,628	5,771
Total current liabilities	113,472	118,757

Long-term debt	290,796	266,117
Long-term deferred tax liability	30,120	26,964
Other long-term liabilities	27,936	31,351

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,401,898 and 33,304,681 shares outstanding	33	33
Additional paid-in capital	244,498	247,137
Retained earnings	45,852	48,517
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(1,382)	(1,789)
Total stockholders’ equity	260,819	265,716

Total liabilities and stockholders’ equity	$723,143	$708,905

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$165,218	$162,969
Cost of services (exclusive of depreciation and amortization of $8,683 and $9,023, respectively, included below)	140,235	121,908
Selling, general and administrative expenses	13,739	17,842
Depreciation and amortization	12,173	12,433

Operating income (loss)	(929)	10,786
Interest expense	3,187	3,418

Income (loss) before income taxes	(4,116)	7,368
Income tax (benefit) expense	(1,451)	3,233

Net income (loss)	$(2,665)	$4,135

Earnings (loss) per share:
Basic	$(0.08)	$0.12

Diluted(1)	$(0.08)	$0.12

Comprehensive income (loss)	$(2,258)	$4,833

Weighted average common shares and equivalents:
Basic	33,346	33,975
Diluted (1)	33,346	34,690

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2012 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2011	$—	$33	$247,137	$48,517	$(28,182)	$(1,789)	$265,716

Comprehensive loss	—	—	—	(2,665)	—	407	(2,258)

Exercise of stock options	—	—	9	—	—	—	9

Tax effect of stock options and restricted stock units	—	—	(4,042)	—	—	—	(4,042)

Share-based employee compensation expense	—	—	1,394	—	—	—	1,394

Balance, March 31, 2012	$—	$33	$244,498	$45,852	$(28,182)	$(1,382)	$260,819

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(2,665)	$4,135
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of business acquisitions:
Depreciation and amortization	12,173	12,433
Amortization of deferred loan costs	435	477
Share-based employee compensation expense	1,394	2,252
Deferred income taxes	(1,562)	(2,700)
Excess tax benefits from share-based payment arrangements	(3)	(172)
(Increase) decrease in accounts receivable, net	(10,226)	1,909
Decrease in other current assets	2,024	7,022
Decrease in accounts payable	(5,002)	(2,782)
Decrease in accrued salaries and benefits	(14,063)	(10,248)
Increase in other current liabilities	8,241	7,805
Other	(2,320)	707
Net cash flows (used in) provided by operating activities	(11,574)	20,838

Cash flows from investing activities:
Acquisition of property and equipment	(15,085)	(9,787)
Other	(1,825)	(1,327)
Net cash flows used in investing activities	(16,910)	(11,114)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	115,575	119,918
Payments of long-term debt	(91,228)	(123,445)
Deferred loan costs	—	(40)
Excess tax benefits from share-based payment arrangements	3	172
Exercise of stock options	9	1,862
Repurchases of common stock	—	(3,868)
Change in outstanding checks and other	4,287	(1,320)
Net cash flows provided by (used in) financing activities	28,646	(6,721)

Effect of exchange rate changes on cash	120	269

Net increase in cash and cash equivalents	282	3,272

Cash and cash equivalents, beginning of period	864	1,064

Cash and cash equivalents, end of period	$1,146	$4,336

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries (“Healthways”, the “Company”, or such terms as “we,” “us,” or “our”) reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.  We have reclassified certain items in prior periods to conform to current classifications.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	Recently Adopted Accounting Standard

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)  No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU No. 2011-05, as amended by ASU 2011-12, is effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this standard for the interim period beginning January 1, 2012 and elected to present net income and other comprehensive income in one continuous statement.  The adoption of this standard did not have an impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three months ended March 31, 2012 and 2011, we recognized share-based compensation costs of $1.4 million and $2.3 million, respectively.

A summary of our stock options as of March 31, 2012 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2012	5,659	$17.58
Granted	677	7.95
Exercised	(1)	7.24
Forfeited	(214)	11.70
Expired	(542)	33.53
Outstanding at March 31, 2012	5,579	15.10	5.79	$61
Exercisable at March 31, 2012	3,181	18.39	3.46	$56

         The weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 was $4.02.

         The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of March 31, 2012, as well as activity during the three months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2012	910	$12.22
Granted	316	7.44
Vested	(137)	14.63
Forfeited	(80)	11.23
Nonvested at March 31, 2012	1,009	$10.46

(4)	Income Taxes

For the three months ended March 31, 2012, we had an effective tax benefit rate of 35.3% compared to an effective tax expense rate of 43.9% for the three months ended March 31, 2011.  The decrease in the effective rate was largely attributable to the impact of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.  Because we had a pre-tax loss for the three months ended March 31, 2012, these non-deductible expenses served to reduce our effective tax benefit rate for the period, whereas the same type of expenses served to increase our effective tax expense rate during the three months ended March 31, 2011.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2008 to present.

(5)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the consolidated balance sheets and recognize the unrealized gains and losses in either the consolidated balance sheets or consolidated statements of comprehensive income (loss), depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting agreements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with current and original notional amounts of $205.0 million and $220.0 million ($30.0 million of which will become effective in January 2013), respectively, and termination dates ranging from December 31, 2012 to December 31, 2013.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385% plus a spread (see Note 7), thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at March 31, 2012 and December 31, 2011, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	March 31, 2012		December 31, 2011
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$148	$—	$315	$—
Total assets	$148	$—	$315	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$232	$—	$321	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	227	—	251
Other long-term liabilities	—	3,450	—	3,984
Total liabilities	$232	$3,677	$321	$4,235

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2012, we expect to reclassify $2.8 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three months ended March 31, 2012 and March 31, 2011:

(In $000s)	Amount of Gain Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2012	March 31, 2011
Interest rate swap agreements, gross of tax effect	$558	$1,294

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2012 and 2011, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses.  At March 31, 2012, we had forward contracts with notional amounts of $13.0 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of comprehensive income (loss) during the three months ended March 31, 2012 and 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

(In $000s) March 31, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$148	$148	$(139)	$9
Liabilities:
Foreign currency exchange contracts	$232	$232	$(139)	$93
Interest rate swap agreements	3,677	3,677	—	3,677

(In $000s) December 31, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$315	$315	$(212)	$103
Liabilities:
Foreign currency exchange contracts	$321	$321	$(212)	$109
Interest rate swap agreements	4,235	4,235	—	4,235

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2012 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.1 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fourth Amended and Restated Credit Agreement (the “Fourth Amended Credit Agreement”), which includes the 2013 Revolving Credit Facility and a term loan facility (see Note 7), is determined based on the fair value hierarchy as discussed above.  The 2013 Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for other revolvers with similar maturities.  The term loan facility is actively traded and therefore is classified as a Level 1 valuation based on the market for identical instruments.  In both instances, the estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fourth Amended Credit Agreement at March 31, 2012 are $288.7 million and $290.9 million, respectively.

(7)	Long-Term Debt

On March 30, 2010, we entered into the Fourth Amended Credit Agreement.  The Fourth Amended Credit Agreement provides us with the 2013 Revolving Credit Facility, which is a $345.0 million revolving credit facility that expires December 1, 2013 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $189.5 million remained outstanding on March 31, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of March 31, 2012, availability under the 2013 Revolving Credit Facility totaled $55.7 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of March 31, 2012, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

As described in Note 5 above, as of March 31, 2012, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

(8)	Restructuring and Related Charges

In November 2011, we began a restructuring of the Company (the “2011 Restructuring”), which was largely completed by the end of fiscal 2011, primarily focused on aligning our capacity requirements and organizational structure following CIGNA’s decision to wind-down its contract beginning in 2012.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

In November 2010, we began a restructuring of the Company (the “2010 Restructuring”), which was largely completed by the end of fiscal 2010, primarily focused on aligning resources with current and emerging markets and consolidating operating capacity.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges associated with the 2011 Restructuring and 2010 Restructuring activities described above during the three months ended March 31, 2012 were as follows:

(In 000s)	2011	2010
	Restructuring	Restructuring	Total
Accrued restructuring and related charges at January 1, 2012	$8,426	$1,583	$10,009
Additions	41	—	41
Payments	(5,050)	(211)	(5,261)
Adjustments (1)	(314)	(35)	(349)
Accrued restructuring and related charges at March 31, 2012	$3,103	$1,337	4,440

(1) Adjustments for the three months ended March 31, 2012 resulted primarily from actual employee tax and benefit amounts differing from previous estimates.

(9)	Commitments and Contingencies

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

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group (“ASH”) amended a claim (the “Amended Claim”) that it had previously filed against the Company in the U.S. District Court in the Southern District of California on December 2, 2011 (the “Original Claim”).  The Original Claim alleged that the Company’s exclusivity provisions in some of its contracts with participating locations in its SilverSneakers® fitness network violate California’s Unfair Competition Law and that the Company interfered with ASH’s contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company is in violation of the Sherman Antitrust Act (the “Act”) because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.  Under the Amended Claim, ASH is seeking damages in excess of $15,000,000, treble damages under the Act, and injunctive relief.

We believe ASH’s claims are without merit and intend to vigorously defend ourselves against the Amended Claim.

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

Contractual Commitment

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term must equal or exceed a minimum level of approximately $171.9 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $359.6 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(10)	Share Repurchases

The Company’s Board of Directors authorized a share repurchase program, which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between January 1, 2012 and March 31, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through 31, 2012	—	—	2,254,953	$31,813,383
February 1 through 29, 2012	—	—	2,254,953	$31,813,383
March 1 through 31, 2012	—	—	2,254,953	$31,813,383

Total	—

(11)	Comprehensive Income

Comprehensive income (loss), net of income taxes, was ($2.3 million) and $4.8 million for the three months ended March 31, 2012 and 2011, respectively.

(12)	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011:

(In 000s, except per share data)	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) - numerator for basic earnings (loss) per share	$(2,665)	$4,135

Denominator:
Shares used for basic earnings (loss) per share	33,346	33,975
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	380
Restricted stock units (1)	—	335
Shares used for diluted earnings (loss) per share (1)	33,346	34,690

Earnings (loss) per share:
Basic	$(0.08)	$0.12
Diluted (1)	$(0.08)	$0.12

Dilutive securities outstanding not included in the computation of diluted earnings (loss) per share because their effect is antidilutive:
Non-qualified stock options	5,376	4,441
Restricted stock units	487	128

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2012 was not considered because the impact would be anti-dilutive.

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

We enable our customers to engage everyone in their covered populations through specific interventions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers fitness solution or overcoming nicotine addiction through the QuitNet® on-line smoking cessation community.

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

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company’s future earnings and results of operations, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions.  Those forward-looking statements may be affected by certain risks and uncertainties, including, but not limited to:

•	our ability to sign and implement new contracts for our solutions;
•	our ability to accurately forecast the costs required to successfully implement new contracts;
•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;
•	our ability to accurately forecast the Company’s revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;

•	our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ( “PPACA”) on our operations and/or the demand for our services;
•	the outcome of lawsuits challenging the constitutionality of PPACA;
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

•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt, make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;
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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic; and
•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Contract Terms

Our fees are generally billed on a per member per month (“PMPM”) basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 3% of revenues recorded during the three months ended March 31, 2012 were performance-based and were subject to final reconciliation as of March 31, 2012.  We anticipate that this percentage will increase throughout 2012 due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

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

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day through 2012, with nearly 1.6 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This relationship was expanded in 2011 with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

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

Our strategy also includes the further enhancement and deployment of our proprietary next generation technology platform known as Embrace™.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

Significant changes in government regulation of healthcare are affording us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians in addition to health plans and employers. We provide integrated healthcare systems, hospitals, and physician enterprises both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions.

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

We anticipate continuing to enhance, expand and integrate additional capabilities with health plans and integrated healthcare systems and to pursue opportunities with employers, domestic government entities, and communities, as well as the public and private sectors of healthcare in international markets.

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our consolidated results of operations, financial condition and cash flows.

Revenue Recognition

Our fees are generally billed on a per member per month (“PMPM”) basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers, either directly or through their health plans or pharmacy benefit manager, typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 3% of revenues recorded during the three months ended March 31, 2012 were performance-based and were subject to final reconciliation as of March 31, 2012.  We anticipate that this percentage will increase throughout 2012 due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2012, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $38.0 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the three months ended March 31, 2012, we recognized a net increase in revenue of $1.4 million that related to services provided prior to 2012.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment).  On an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable, we perform a qualitative assessment to determine the likelihood that the fair value of a reporting unit is less than its carrying value. If there are no qualitative factors indicating a possible impairment, we do not perform a quantitative review.

If we conclude during our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we estimate the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management’s estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit.

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

We review intangible assets not subject to amortization, which consist of a certain trade name, on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  We estimate the fair value of the trade name using a present value technique, which requires management’s estimate of future revenues attributable to this trade name, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.

Future events could cause us to conclude that impairment indicators exist and that goodwill and/or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  U.S. GAAP also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial position, results of operations, or cash flows.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2012 and 2011 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2012	2011

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	84.9%	74.8%
Selling, general and administrative expenses	8.3%	10.9%
Depreciation and amortization	7.4%	7.6%
Operating income (loss) (1)	(0.6)%	6.6%

Interest expense	1.9%	2.1%

Income (loss) before income taxes	(2.5)%	4.5%
Income tax (benefit) expense	(0.9)%	2.0%

Net income (loss)	(1.6)%	2.5%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $2.2 million, or 1.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the following:

•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such programs; and
•	the commencement of new contracts.

These increases were somewhat offset by decreases in revenue primarily due to the wind-down of our current contract with CIGNA in advance of the contract’s expiration in February 2013, as well as certain other contract or program terminations with three smaller health plan customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 84.9% for the three months ended March 31, 2012, compared to 74.8% for the three months ended March 31, 2011 primarily due to the following:

•
the wind-down of our current contract with CIGNA and certain other contract or program terminations with three smaller health plan customers to whom we provided traditional disease management services, all of which carried a lower than average cost of services as a percentage of revenues.  In addition, due to the timing of the notification from CIGNA in late 2011, some of the related costs could not be reduced until the first quarter of 2012; and

•
an increase in the level of performance-based fees such that a significant portion of these fees will not be recognized as revenue until future periods, whereas the related costs are incurred and recognized in the current period.

These increases were somewhat offset by a decrease in cost of services (excluding depreciation and amortization) as a percentage of revenues related to changes in the contract structure of certain incentive-based wellness programs from a utilization model to a fixed margin percentage model.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 8.3% for the three months ended March 31, 2012 compared to 10.9% for the three months ended March 31, 2011, primarily due to a restructuring of the Company that was largely completed during the fourth quarter of 2011, partially offset by increased costs involved in pursuing business in emerging markets.

Depreciation and Amortization

Depreciation and amortization expense remained relatively consistent for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Expense

Interest expense remained relatively consistent for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Income Tax Expense

For the three months ended March 31, 2012, we had an effective tax benefit rate of 35.3% compared to an effective tax expense rate of 43.9% for the three months ended March 31, 2011.  The decrease in the effective rate was largely attributable to the impact of certain expenses related to international operations for which we currently are not able to recognize a tax benefit.  Because we had a pre-tax loss for the three months ended March 31, 2012, these non-deductible expenses served to reduce our effective tax benefit rate for the period, whereas the same type of expenses served to increase our effective tax expense rate during the three months ended March 31, 2011.

 Outlook

We anticipate that revenues for 2012 will remain relatively consistent with 2011 primarily due to increased revenues from new and expanded contracts and an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions, offset by the wind-down of our current contract with CIGNA in advance of the contract’s expiration in February 2013.

We expect cost of services as a percentage of revenues for 2012 to increase compared to 2011 primarily due to the wind-down of our current contract with CIGNA and certain contract or program terminations with three smaller health plan customers to whom we provided traditional disease management services, all of which carried a lower than average cost of services as a percentage of revenues.  In addition, we anticipate that the level of performance-based fees will increase in 2012 compared to 2011, and a portion of these fees may not be recognized until the following year, whereas the related costs will be incurred and recognized in the current year.  We expect selling, general and administrative expenses as a percentage of revenues for 2012 to decrease compared to 2011 primarily due to cost savings from a restructuring of the Company that was largely completed during the fourth quarter of 2011.  We anticipate depreciation and amortization expense for 2012 will increase compared to 2011 primarily due to continued investment in our Embrace platform.

We anticipate that quarterly revenues and earnings will increase sequentially throughout 2012 primarily due to the timing of recognizing performance-based fees as revenue.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2012 used cash of $11.6 million compared to providing cash of $20.8 million for the three months ended March 31, 2011, primarily due to the following:

•	a decrease in net income;
•	an increase in certain long-term incentive and other benefit payments;
•	an increase in severance payments in the first quarter of 2012 made as a result of a restructuring of the Company that was largely completed during the fourth quarter of 2011; and
•	a decrease in cash collections on accounts receivable due to routine timing of collections.

Investing activities during the three months ended March 31, 2012 used $16.9 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the three months ended March 31, 2012 provided $28.6 million in cash, primarily due to net borrowings under our credit agreement.

On March 30, 2010, we entered into the Fourth Amended Credit Agreement.  The Fourth Amended Credit Agreement provides us with the 2013 Revolving Credit Facility, which is a $345.0 million revolving credit facility that expires December 1, 2013 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fourth Amended Credit Agreement also provides a continuation of the term loan facility provided pursuant to the Third Amended and Restated Credit Agreement, of which $189.5 million remained outstanding on March 31, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of March 31, 2012, availability under the 2013 Revolving Credit Facility totaled $55.7 million as calculated under the most restrictive covenant.

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

The Fourth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined, ratios or levels of 1) total funded debt to EBITDA, 2) fixed charge coverage, and 3) net worth.  The Fourth Amended Credit Agreement also restricts the payment of dividends and limits the amount of repurchases of the Company’s common stock.  As of March 31, 2012, we were in compliance with all of the covenant requirements of the Fourth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with current and original notional amounts of $205.0 million and $220.0 million ($30.0 million of which will become effective in January 2013), respectively, and termination dates ranging from December 31, 2012 to December 31, 2013.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385% plus a spread, thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board of Directors authorized a share repurchase program, which allows for the repurchase over a two-year period of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions.  As of March 31, 2012, $31.8 million of our common stock is still subject to repurchase under this program.

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

As noted above, we are required to repay outstanding revolving and term loans under the Fourth Amended Credit Agreement on or before December 1, 2013.  Total borrowings under this agreement were $290.9 million as of March 31, 2012.  We anticipate that we will amend the terms or refinance the borrowings under the Fourth Amended Credit Agreement prior to its expiration.  However, we cannot assure you that we will be able to amend the terms or refinance the borrowings under the Fourth Amended Credit Agreement in an amount sufficient, or on terms acceptable, to us.

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

In order to manage our interest rate exposure under the Fourth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385%.

A one-point interest rate change would have resulted in a change in interest expense of approximately $0.3 million for the three months ended March 31, 2012.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2012.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group (“ASH”) amended a claim (the “Amended Claim”) that it had previously filed against the Company in the U.S. District Court in the Southern District of California on December 2, 2011 (the “Original Claim”).  The Original Claim alleged that the Company’s exclusivity provisions in some of its contracts with participating locations in its SilverSneakers fitness network violate California’s Unfair Competition Law and that the Company interfered with ASH’s contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company is in violation of the Sherman Antitrust Act (the “Act”) because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.  Under the Amended Claim, ASH is seeking damages in excess of $15,000,000, treble damages under the Act, and injunctive relief.

We believe ASH’s claims are without merit and intend to vigorously defend ourselves against the Amended Claim.

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

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board of Directors authorized a share repurchase program, which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between January 1, 2012 and March 31, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through 31, 2012	—	—	2,254,953	$31,813,383
February 1 through 29, 2012	—	—	2,254,953	$31,813,383
March 1 through 31, 2012	—	—	2,254,953	$31,813,383

Total	—
Item 3.		Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri

10.2	Healthways, Inc. Non-Qualified Stock Option Agreement

10.3	Healthways, Inc. Restricted Stock Unit Award Agreement

10.4	Healthways, Inc. Performance Cash Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 9, 2012	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)