Form 10-Q/A
period 2011-06-30
HEALTHWAYS, INC
filed 2012-06-12
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE
Healthways, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”).  This Amendment is being filed solely to re-file Exhibit 10.1 (the “Exhibit”) to the Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibit.  The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment.  Nothing in the Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

        This Amendment continues to describe conditions as of the date of the Form 10-Q, and the disclosures contained in this Amendment have not been updated to reflect events, results or developments that have occurred after the Form 10-Q, or to modify or update those disclosures affected by subsequent events.  Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Form 10-Q, and such forward-looking statements should be read in their historical context.  This Amendment should be read in conjunction with the Form 10-Q and the Company’s other filings with the SEC.

Part II

Item 6.  Exhibits

(a)	Exhibits

10.1	Master Services Agreement between the Company and HP Enterprise Services, LLC*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

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

Healthways, Inc.
(Registrant)

Date	June 12, 2012	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)