Form 10-Q
period 2012-06-30
HEALTHWAYS, INC
filed 2012-08-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Yes   ☐   No  ☒

As of August 3, 2012, there were outstanding 33,524,286 shares of the registrant’s common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,322	$864
Accounts receivable, net	105,216	97,459
Prepaid expenses	10,670	11,417
Other current assets	2,432	1,412
Income taxes receivable	2,680	6,065
Deferred tax asset	9,879	10,314
Total current assets	132,199	127,531

Property and equipment:
Leasehold improvements	40,983	41,622
Computer equipment and related software	261,013	239,732
Furniture and office equipment	25,511	26,324
Capital projects in process	22,803	17,811
	350,310	325,489
Less accumulated depreciation	(199,605)	(183,301)
	150,705	142,188

Other assets	11,546	10,797

Intangible assets, net	93,048	92,997
Goodwill, net	338,837	335,392

Total assets	$726,335	$708,905

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2012	2011
Current liabilities:
Accounts payable	$19,535	$22,578
Accrued salaries and benefits	25,138	35,617
Accrued liabilities	32,197	28,639
Deferred revenue	7,553	9,273
Contract billings in excess of earned revenue	15,779	13,154
Current portion of long-term debt	12,593	3,725
Current portion of long-term liabilities	5,605	5,771
Total current liabilities	118,400	118,757

Long-term debt	283,072	266,117
Long-term deferred tax liability	31,662	26,964
Other long-term liabilities	26,371	31,351

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,443,081 and 33,304,681 shares outstanding, respectively	33	33
Additional paid-in capital	245,472	247,137
Retained earnings	50,909	48,517
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(1,402)	(1,789)
Total stockholders’ equity	266,830	265,716

Total liabilities and stockholders’ equity	$726,335	$708,905

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$170,214	$169,596	$335,432	$332,565
Cost of services (exclusive of depreciation and amortization of $8,848, $8,970, $17,531, and $17,994, respectively, included below)	129,305	126,009	269,540	247,917
Selling, general and administrative expenses	14,989	17,706	28,729	35,547
Depreciation and amortization	12,801	12,443	24,974	24,876

Operating income	13,119	13,438	12,189	24,225
Interest expense	4,387	3,170	7,572	6,588

Income before income taxes	8,732	10,268	4,617	17,637
Income tax expense	3,675	4,490	2,225	7,723

Net income	$5,057	$5,778	$2,392	$9,914

Earnings per share:
Basic	$0.15	$0.17	$0.07	$0.29

Diluted	$0.15	$0.17	$0.07	$0.29

Comprehensive income	$5,037	$5,835	$2,779	$10,668

Weighted average common shares
and equivalents:
Basic	33,424	33,942	33,385	33,957
Diluted	33,525	34,790	33,524	34,711

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2011	$—	$33	$247,137	$48,517	$(28,182)	$(1,789)	$265,716

Comprehensive income	—	—	—	2,392	—	387	2,779

Exercise of stock options	—	—	9	—	—	—	9

Tax effect of stock options and restricted stock units	—	—	(4,462)	—	—	—	(4,462)

Share-based employee compensation expense	—	—	2,730	—	—	—	2,730

Other	—	—	58	—	—	—	58

Balance, June 30, 2012	$—	$33	$245,472	$50,909	$(28,182)	$(1,402)	$266,830

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,392	$9,914
Adjustments to reconcile net income to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	24,974	24,876
Amortization and write-off of deferred loan costs	1,870	954
Share-based employee compensation expense	2,730	4,528
Deferred income taxes	(1,510)	(2,757)
Excess tax benefits from share-based payment arrangements	(3)	(339)
(Increase) decrease in accounts receivable, net	(7,820)	6,391
Decrease in other current assets	1,741	7,238
(Decrease) increase in accounts payable	(6,930)	2,084
Decrease in accrued salaries and benefits	(12,260)	(12,421)
Increase in other current liabilities	9,646	8,962
Other	(3,621)	(458)
Net cash flows provided by operating activities	11,209	48,972

Cash flows from investing activities:
Acquisition of property and equipment	(27,790)	(21,664)
Business acquisitions, net of cash acquired	(4,693)	—
Other	(4,279)	(3,117)
Net cash flows used in investing activities	(36,762)	(24,781)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	569,675	203,147
Payments of long-term debt	(545,280)	(223,198)
Deferred loan costs	(2,547)	—
Excess tax benefits from share-based payment arrangements	3	339
Exercise of stock options	9	3,736
Repurchases of common stock	—	(9,456)
Change in outstanding checks and other	4,190	611
Net cash flows provided by (used in) financing activities	26,050	(24,821)

Effect of exchange rate changes on cash	(39)	521

Net increase (decrease) in cash and cash equivalents	458	(109)

Cash and cash equivalents, beginning of period	864	1,064

Cash and cash equivalents, end of period	$1,322	$955

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

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  In December 2011, the FASB issued No. ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU No. 2011-05, as amended by ASU No. 2011-12, is effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this standard for the interim period beginning January 1, 2012 and elected to present net income and other comprehensive income in one continuous statement.  The adoption of this standard did not have an impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and six months ended June 30, 2012, we recognized share-based compensation costs of $1.3 million and $2.7 million, respectively.  For the three and six months ended June 30, 2011, we recognized share-based compensation costs of $2.3 million and $4.5 million, respectively.

A summary of our stock options as of June 30, 2012 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2012	5,659	$17.58
Granted	816	7.71
Exercised	(1)	7.24
Forfeited	(312)	11.23
Expired	(627)	31.27
Outstanding at June 30, 2012	5,535	14.94	5.61	$778
Exercisable at June 30, 2012	3,139	18.42	3.23	$305

                The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2012 was $3.59 and $3.95, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of June 30, 2012, as well as activity during the six months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2012	910	$12.22
Granted	385	7.28
Vested	(165)	15.15
Forfeited	(127)	10.68
Nonvested at June 30, 2012	1,003	$9.74

(4)	Income Taxes

Our effective tax rate decreased to 42.1% for the three months ended June 30, 2012 compared to 43.7% for the three months ended June 30, 2011 primarily due to a decrease in the level of certain unrecognized tax benefits related to international operations.

Our effective tax rate increased to 48.2% for the six months ended June 30, 2012 compared to 43.8% for the six months ended June 30, 2011 primarily due to the relatively small base of pretax income for the six months ended June 30, 2012 in relation to unrecognized tax benefits and non-deductible expenses.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2008 to present.

(5)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the consolidated balance sheets and recognize the unrealized gains and losses in either the consolidated balance sheets or consolidated statements of comprehensive income, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting agreements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with current and original notional amounts of $485.0 million and $515.0 million ($200.0 million of which will become effective in 2013 and $50.0 million of which will become effective in 2015), respectively, and termination dates ranging from December 31, 2012 to December 31, 2016.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.370% to 3.385% plus a spread (see Note 7), thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at June 30, 2012 and December 31, 2011, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	June 30, 2012		December 31, 2011
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$256	$—	$315	$—
Total assets	$256	$—	$315	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$309	$—	$321	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	192	—	251
Other long-term liabilities	—	3,033	—	3,984
Total liabilities	$309	$3,225	$321	$4,235

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2012, we expect to reclassify $2.5 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and six months ended June 30, 2012 and June 30, 2011:

(In $000s)	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Three Months Ended		Amount of Gain Recognized in Accumulated OCI on Derivatives (Effective Portion) For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate swap agreements, gross of tax effect	$453	$(235)	$1,011	$1,059

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and six months ended June 30, 2012 and 2011, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income in selling, general and administrative expenses.  At June 30, 2012, we had forward contracts with notional amounts of $16.8 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of comprehensive income during the three or six months ended June 30, 2012 and 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:
(In $000s) June 30, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$256	$256	$(171)	$85
Liabilities:
Foreign currency exchange contracts	$309	$309	$(171)	$138
Interest rate swap agreements	3,225	3,225	—	3,225

(In $000s) December 31, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$315	$315	$(212)	$103
Liabilities:
Foreign currency exchange contracts	$321	$321	$(212)	$109
Interest rate swap agreements	4,235	4,235	—	4,235

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2012 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.3 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Fifth Amended Credit Agreement”), which includes a revolving credit facility and a term loan facility (see Note 7), is determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at June 30, 2012 are $290.8 million and $291.5 million, respectively.  Under the Fourth Amended and Restated Credit Agreement, which was in effect through June 7, 2012, the term loan was actively traded and was classified as a Level 1 valuation based on the market for identical instruments.

(7)	Long-Term Debt

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, all of which remained outstanding on June 30, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of June 30, 2012, availability under the revolving credit facility totaled $100.9 million as calculated under the most restrictive covenant.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ( “LIBOR”) or (2) the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  The Fifth Amended Credit Agreement is secured by guarantees from all of the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans under the revolving credit facility on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.250% of the original aggregate principal amount of the term loans during each of the first eight quarters following the closing, (2) 1.875% of the original aggregate principal amount of the term loans during each of the next four quarters following the closing, (3) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

The Fifth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined therein, ratios or levels of 1) total funded debt to EBITDA and 2) fixed charge coverage.  The Fifth Amended Credit Agreement also limits the amount of dividends and repurchases of the Company’s common stock.  As of June 30, 2012, we were in compliance with all of the covenant requirements of the Fifth Amended Credit Agreement.

As described in Note 5 above, as of June 30, 2012, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

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

The change in accrued restructuring and related charges associated with the 2011 Restructuring and 2010 Restructuring activities described above during the six months ended June 30, 2012 were as follows:

(In 000s)	2011	2010
	Restructuring	Restructuring	Total
Accrued restructuring and related charges at January 1, 2012	$8,426	$1,583	$10,009
Payments	(6,381)	(396)	(6,777)
Adjustments (1)	(412)	(70)	(482)
Accrued restructuring and related charges at June 30, 2012	$1,633	$1,117	2,750

(1) Adjustments for the six months ended June 30, 2012 resulted primarily from actual employee tax and benefit amounts differing from previous estimates.

(9)	Commitments and Contingencies

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any.

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

Contractual Commitment

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term must equal or exceed a minimum level of approximately $165.9 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $343.8 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(10)	Share Repurchases

The Company’s Board of Directors authorized a share repurchase program, which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between April 1, 2012 and June 30, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through 30, 2012	—	—	2,254,953	$31,813,383
May 1 through 31, 2012	—	—	2,254,953	$31,813,383
June 1 through 30, 2012	—	—	2,254,953	$31,813,383

Total	—

(11)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

(In 000s, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income - numerator for basic earnings per share	$5,057	$5,778	$2,392	$9,914

Denominator:
Shares used for basic earnings per share	33,424	33,942	33,385	33,957
Effect of dilutive securities outstanding:
Non-qualified stock options	2	510	10	417
Restricted stock units	99	338	129	337
Shares used for diluted earnings per share	33,525	34,790	33,524	34,711

Earnings per share:
Basic	$0.15	$0.17	$0.07	$0.29
Diluted	$0.15	$0.17	$0.07	$0.29

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	5,540	3,746	5,256	4,191
Restricted stock units	464	18	459	68

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways provides specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby improving their health and productivity and reducing their health-related costs.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Our evidence-based health, prevention and well-being services are made available to consumers via phone, mobile devices, direct mail, the Internet, face-to-face consultations and venue-based interactions.

In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physicians, and government entities in all 50 states, the District of Columbia and Puerto Rico. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia and France.  We operate domestic and international well-being improvement centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

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

Our prevention programs focus on education, physical fitness, health coaching, and behavior change techniques and support.  We believe this approach improves the well-being status of member populations and reduces the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity.

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

We enable our customers to engage everyone in their covered populations through specific interactions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers fitness solution, overcoming nicotine addiction through the QuitNet® on-line smoking cessation community, or generating sustainable weight-loss through our InnergyTM solution.

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

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;
•	our ability to accurately forecast the Company’s revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;

•	our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ( “PPACA”), on our operations and/or the demand for our services;
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

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers typically have one to three-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the six months ended June 30, 2012 were performance-based and were subject to final reconciliation as of June 30, 2012.  We anticipate that this percentage may increase throughout 2012 due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

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

Our business strategy reflects our passion to enhance health and well-being and, as a result, reduce overall healthcare costs and improve workforce engagement, yielding better business performance for our customers.  Our solutions are designed to improve well-being by helping people to:

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

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to provide a national, daily pulse of individual and collective well-being.  The Gallup-Healthways Well-Being IndexTM is the result of a unique partnership in well-being measurement and research that is based upon surveys of 1,000 Americans every day through 2012, with nearly 1.7 million surveys completed to date.  Under the agreement, Gallup evaluates and reports on the well-being of individuals of countries, states and communities; Healthways provides similar services for companies, families and individuals.  This relationship was expanded in 2011 with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, which we believe indicates the growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

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

Significant changes in government regulation of healthcare continue to afford us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians in addition to health plans and employers.  In 2011 we acquired Navvis & Company, a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare’s rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions.

We plan to increase our competitive advantage in delivering our services by leveraging our scalable, state-of-the-art call centers, medical information content, behavior change processes and techniques, strategic relationships, health provider networks, fitness center relationships, and proprietary technologies and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support the Healthiest State initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through web and personal device delivery methods; and our recently expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program Innergy resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

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

Our contracts with health plans generally range from three to five years with provisions for subsequent renewal; contracts with self-insured employers typically have one to three-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the six months ended June 30, 2012 were performance-based and were subject to final reconciliation as of June 30, 2012.  We anticipate that this percentage may increase throughout 2012 due to the level of performance-based fees in new contracts and the timing and amount of revenue recognition associated with performance-based fees.

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

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Fees for service are typically billed in the month after the services are provided.  Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  A limited number of our contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the customer.

We generally assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply.  A minimum of four to nine months’ data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year.  In addition, we may also provide contractual allowances for billing adjustments (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2012, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $44.5 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the six months ended June 30, 2012, we recognized a net increase in revenue of $6.7 million that related to services provided prior to 2012.

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

Except for a certain trade name that has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, using the straight-line method over their estimated useful lives.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset’s fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	76.0%	74.3%	80.4%	74.5%
Selling, general and administrative expenses	8.8%	10.4%	8.6%	10.7%
Depreciation and amortization	7.5%	7.3%	7.4%	7.5%
Operating income (1)	7.7%	7.9%	3.6%	7.3%

Interest expense	2.6%	1.9%	2.3%	2.0%

Income before income taxes (1)	5.1%	6.1%	1.4%	5.3%
Income tax expense	2.2%	2.6%	0.7%	2.3%

Net income (1)	3.0%	3.4%	0.7%	3.0%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $0.6 million and $2.9 million, or 0.4% and 0.9%, for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the following:

•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such programs; and
•	an increase in performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the three and six months ended June 30, 2012.

These increases were mostly offset by decreases in revenue primarily due to the wind-down of our current contract with CIGNA in advance of the contract’s expiration in February 2013, as well as certain other contract or program terminations with three smaller health plan customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 76.0% and 80.4% for the three and six months ended June 30, 2012, compared to 74.3% and 74.5% for the three and six months ended June 30, 2011 primarily due to the wind-down of our current contract with CIGNA and certain other contract or program terminations with three smaller health plan customers to whom we provided traditional disease management services, all of which carried a lower than average cost of services as a percentage of revenues.  In addition, due to the timing of the notification from CIGNA in late 2011, some of the related costs could not be reduced until the first quarter of 2012.  These increases were partially offset by decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues due to the following:

•	an increase in performance-based revenues wherein a significant portion of the related costs were incurred and recognized in a prior period; and
•	decreased costs associated with an initiative during the three months ended June 30, 2011 to promote member participation in certain of our programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 8.8% and 8.6% for the three and six months ended June 30, 2012 compared to 10.4% and 10.7% for the three and six months ended June 30, 2011, primarily due to a restructuring of the Company that was largely completed during the fourth quarter of 2011, partially offset by increased costs involved in pursuing business in emerging markets.

Depreciation and Amortization

Depreciation and amortization expense remained relatively consistent for the three and six months ended June 30, 2012 compared to the same periods in 2011.

Interest Expense

Interest expense increased $1.2 million and $1.0 million respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to the write-off of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement on June 8, 2012.

Income Tax Expense

Our effective tax rate decreased to 42.1% for the three months ended June 30, 2012 compared to 43.7% for the three months ended June 30, 2011 primarily due to a decrease in the level of certain unrecognized tax benefits related to international operations.

Our effective tax rate increased to 48.2% for the six months ended June 30, 2012 compared to 43.8% for the six months ended June 30, 2011 primarily due to the relatively small base of pretax income for the six months ended June 30, 2012 in relation to unrecognized tax benefits and non-deductible expenses.

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

We expect cost of services (excluding depreciation and amortization) as a percentage of revenues for 2012 to increase compared to 2011 primarily due to the wind-down of our current contract with CIGNA and certain contract or program terminations with three smaller health plan customers to whom we provided traditional disease management services, all of which carried a lower than average cost of services as a percentage of revenues.  In addition, we anticipate that the level of performance-based fees will increase in 2012 compared to 2011, and a portion of these fees may not be recognized until the following year, whereas the related costs will be incurred and recognized in the current year.  We expect selling, general and administrative expenses as a percentage of revenues for 2012 to decrease slightly compared to 2011 primarily due to cost savings from a restructuring of the Company that was largely completed during the fourth quarter of 2011.  We anticipate depreciation and amortization expense for 2012 will increase compared to 2011 primarily due to continued investment in our Embrace platform.

We anticipate that revenues and earnings for the last half of 2012 will increase over the first half of 2012 primarily due to the timing of recognizing performance-based fees as revenue.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2012 provided cash of $11.2 million compared to $49.0 million for the six months ended June 30, 2011, primarily due to the following:

•	a decrease in net income;
•	a decrease in cash collections on accounts receivable due to routine timing of collections;
•	an increase in certain long-term incentive and other benefit payments; and
•	an increase in severance payments in 2012 made as a result of a restructuring of the Company that was largely completed during the fourth quarter of 2011.

Investing activities during the six months ended June 30, 2012 used $36.8 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the six months ended June 30, 2012 provided $26.1 million in cash, primarily due to net borrowings under our credit agreement.

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, all of which remained outstanding on June 30, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of June 30, 2012, availability under the revolving credit facility totaled $100.9 million as calculated under the most restrictive covenant.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ( “LIBOR”) or (2) the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  The Fifth Amended Credit Agreement is secured by guarantees from all of the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans under the revolving credit facility on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.250% of the original aggregate principal amount of the term loans during each of the first eight quarters following the closing,

(2) 1.875% of the original aggregate principal amount of the term loans during each of the next four quarters following the closing, (3) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

The Fifth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined therein, ratios or levels of 1) total funded debt to EBITDA and 2) fixed charge coverage.  The Fifth Amended Credit Agreement also limits the amount of dividends and repurchases of the Company’s common stock.  As of June 30, 2012, we were in compliance with all of the covenant requirements of the Fifth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements with current and original notional amounts of $485.0 million and $515.0 million ($200.0 million of which will become effective in 2013 and $50.0 million of which will become effective in 2015), respectively, and termination dates ranging from December 31, 2012 to December 31, 2016.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest.  These interest rate swap agreements effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.370% to 3.385% plus a spread, thus reducing the impact of interest rate changes on future interest expense.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board of Directors authorized a share repurchase program, which allows for the repurchase over a two-year period of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions.  As of June 30, 2012, $31.8 million of our common stock is still subject to repurchase under this program.

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits (“LIBOR”) or (2) the greatest of (a) the prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%.

In order to manage our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.370% to 3.385% plus a spread.

A one-point interest rate change would have resulted in a change in interest expense of approximately $0.6 million for the six months ended June 30, 2012.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2012.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any.

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

The Company’s Board of Directors authorized a share repurchase program, which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between April 1, 2012 and June 30, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through 30, 2012	—	—	2,254,953	$31,813,383
May 1 through 31, 2012	—	—	2,254,953	$31,813,383
June 1 through 30, 2012	—	—	2,254,953	$31,813,383

Total	—

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves

10.2	Employment Agreement dated July 29, 2012 between the Company and Mary Flipse

10.3
Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated June 8, 2012 between the Company and SunTrust Bank as Administrative Agent, JPMorgan Chase Bank, N.A. as Documentation Agent, and U.S. Bank National Association and Fifth Third Bank, N.A. as Co-Syndication Agents [incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated June 8, 2012]

10.4	Severance Agreement and General Release dated June 28, 2012 between the Company and Thomas Cox [incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated July 2, 2012]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	August 8, 2012	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)