Form 10-Q
period 2012-09-30
HEALTHWAYS, INC
filed 2012-11-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Yes   ☐   No  ☒

As of November 2, 2012, there were outstanding 33,931,516 shares of the registrant’s common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$2,571	$864
Accounts receivable, net	103,043	97,459
Prepaid expenses	11,624	11,417
Other current assets	5,346	1,412
Income taxes receivable	173	6,065
Deferred tax asset	10,115	10,314
Total current assets	132,872	127,531

Property and equipment:
Leasehold improvements	38,900	41,622
Computer equipment and related software	284,786	239,732
Furniture and office equipment	25,275	26,324
Capital projects in process	10,930	17,811
	359,891	325,489
Less accumulated depreciation	(205,335)	(183,301)
	154,556	142,188

Other assets	20,594	10,797

Intangible assets, net	91,572	92,997
Goodwill, net	338,744	335,392

Total assets	$738,338	$708,905

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2012	2011
Current liabilities:
Accounts payable	$23,809	$22,578
Accrued salaries and benefits	23,185	35,617
Accrued liabilities	33,059	28,639
Deferred revenue	6,596	9,273
Contract billings in excess of earned revenue	17,813	13,154
Current portion of long-term debt	12,132	3,725
Current portion of long-term liabilities	5,642	5,771
Total current liabilities	122,236	118,757

Long-term debt	281,568	266,117
Long-term deferred tax liability	31,668	26,964
Other long-term liabilities	26,370	31,351

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,914,666 and 33,304,681 shares outstanding, respectively	34	33
Additional paid-in capital	250,228	247,137
Retained earnings	55,937	48,517
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(1,521)	(1,789)
Total stockholders’ equity	276,496	265,716

Total liabilities and stockholders’ equity	$738,338	$708,905

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$166,559	$176,206	$501,990	$508,770
Cost of services (exclusive of depreciation and amortization of $9,158, $8,973, $26,689, and $26,967, respectively, included below)	126,782	129,588	396,321	377,513
Selling, general and administrative expenses	14,727	14,185	43,455	49,724
Depreciation and amortization	13,259	12,467	38,233	37,343

Operating income	11,791	19,966	23,981	44,190
Interest expense	3,249	3,221	10,822	9,809

Income before income taxes	8,542	16,745	13,159	34,381
Income tax expense	3,514	7,281	5,739	15,004

Net income	$5,028	$9,464	$7,420	$19,377

Earnings per share:
Basic	$0.15	$0.28	$0.22	$0.57

Diluted	$0.15	$0.28	$0.22	$0.56

Comprehensive income	$4,909	$9,369	$7,688	$20,037

Weighted average common shares
and equivalents:
Basic	33,683	33,534	33,485	33,815
Diluted	34,068	34,178	33,706	34,525

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2012
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2011	$—	$33	$247,137	$48,517	$(28,182)	$(1,789)	$265,716

Comprehensive income	—	—	—	7,420	—	268	7,688

Exercise of stock options	—	1	2,834	—	—	—	2,835

Tax effect of stock options and restricted stock units	—	—	(4,453)	—	—	—	(4,453)

Share-based employee compensation expense	—	—	4,652	—	—	—	4,652

Other	—	—	58	—	—	—	58

Balance, September 30, 2012	$—	$34	$250,228	$55,937	$(28,182)	$(1,521)	$276,496

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,420	$19,377
Adjustments to reconcile net income to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	38,233	37,343
Amortization and write-off of deferred loan costs	2,077	1,431
Share-based employee compensation expense	4,652	6,803
Deferred income taxes	(1,517)	(2,728)
Excess tax benefits from share-based payment arrangements	(477)	(433)
Increase in accounts receivable, net	(17,081)	(3,554)
Decrease in other current assets	779	6,396
Decrease in accounts payable	(6,029)	(588)
Decrease in accrued salaries and benefits	(14,454)	(14,361)
Increase in other current liabilities	12,912	9,400
Other	(3,124)	(756)
Net cash flows provided by operating activities	23,391	58,330

Cash flows from investing activities:
Acquisition of property and equipment	(40,735)	(33,508)
Business acquisitions, net of cash acquired	(4,693)	(23,523)
Other	(6,075)	(5,085)
Net cash flows used in investing activities	(51,503)	(62,116)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	653,874	350,422
Payments of long-term debt	(631,315)	(321,393)
Deferred loan costs	(2,547)	—
Excess tax benefits from share-based payment arrangements	477	433
Exercise of stock options	2,835	4,812
Repurchases of common stock	—	(23,690)
Change in outstanding checks and other	6,471	(1,320)
Net cash flows provided by financing activities	29,795	9,264

Effect of exchange rate changes on cash	24	94

Net increase in cash and cash equivalents	1,707	5,572

Cash and cash equivalents, beginning of period	864	1,064

Cash and cash equivalents, end of period	$2,571	$6,636

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

(2)	Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income”.  This standard eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU No. 2011-05, as amended by ASU No. 2011-12, is effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this standard for the interim period beginning January 1, 2012 and elected to present net income and other comprehensive income in one continuous statement.  The adoption of this standard did not have an impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment”.  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and nine months ended September 30, 2012, we recognized share-based compensation costs of $1.9 million and $4.7 million, respectively.  For the three and nine months ended September 30, 2011, we recognized share-based compensation costs of $2.3 million and $6.8 million, respectively.

A summary of our stock options as of September 30, 2012 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2012	5,659	$17.58
Granted	837	7.75
Exercised	(401)	7.23
Forfeited	(584)	10.60
Expired	(690)	30.27
Outstanding at September 30, 2012	4,821	15.77	5.68	$4,770
Exercisable at September 30, 2012	2,696	20.02	3.46	$445

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2012 was $5.10 and $3.97, respectively.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of September 30, 2012, as well as activity during the nine months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2012	910	$12.22
Granted	404	7.38
Vested	(264)	12.61
Forfeited	(168)	10.75
Nonvested at September 30, 2012	882	$9.83

(4)	Income Taxes

Our effective tax rate decreased to 41.1% for the three months ended September 30, 2012 compared to 43.5% for the three months ended September 30, 2011, primarily due to a favorable impact on the effective tax rate related to routine reconciliations of tax return filings as well as a favorable impact from the higher relative level of foreign earnings, which are taxed at statutory rates lower than our domestic earnings.

Our effective tax rate remained relatively consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

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

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.370% to 3.385% plus a spread (see Note 7).  We maintain interest rate swap agreements with current notional amounts of $475.0 million and termination dates ranging from December 31, 2012 to December 31, 2016.  Of this amount, $200.0 million will become effective in 2013, and $50.0 million in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at September 30, 2012 and December 31, 2011, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	September 30, 2012		December 31, 2011
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$115	$—	$315	$—
Total assets	$115	$—	$315	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$280	$—	$321	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	173	—	251
Other long-term liabilities	—	3,484	—	3,984
Total liabilities	$280	$3,657	$321	$4,235

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2012, we expect to reclassify $2.4 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2012 and September 30, 2011:

(In $000s)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$1,223	$572	$2,001	$1,983
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$790	$1,160	$2,579	$3,631

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and nine months ended September 30, 2012 and 2011, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income in selling, general and administrative expenses.  At September 30, 2012, we had forward contracts with notional amounts of $13.7 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt.

These forward contracts did not have a material effect on our consolidated statements of comprehensive income during the three or nine months ended September 30, 2012 and 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:
(In $000s) September 30, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$115	$115	$(109)	$6
Liabilities:
Foreign currency exchange contracts	$280	$280	$(109)	$171
Interest rate swap agreements	3,657	3,657	—	3,657

(In $000s) December 31, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$315	$315	$(212)	$103
Liabilities:
Foreign currency exchange contracts	$321	$321	$(212)	$109
Interest rate swap agreements	4,235	4,235	—	4,235

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2012 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.6 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Fifth Amended Credit Agreement”), which includes a revolving credit facility and a term loan facility (see Note 7), is determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at September 30, 2012 are $289.6 million and $290.3 million, respectively.  Under the Fourth Amended and Restated Credit Agreement, which was in effect through June 7, 2012, the term loan was actively traded and was classified as a Level 1 valuation based on the market for identical instruments.

(7)	Long-Term Debt

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, all of which remained outstanding on September 30, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of September 30, 2012, availability under the revolving credit facility totaled $71.9 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined therein, ratios or levels of 1) total funded debt to EBITDA and 2) fixed charge coverage.  The Fifth Amended Credit Agreement also limits the amount of dividends and repurchases of the Company’s common stock.  As of September 30, 2012, we were in compliance with all of the covenant requirements of the Fifth Amended Credit Agreement.

As described in Note 5 above, as of September 30, 2012, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

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

The change in accrued restructuring and related charges associated with the 2011 Restructuring and 2010 Restructuring activities described above during the nine months ended September 30, 2012 were as follows:

(In 000s)	2011	2010
	Restructuring	Restructuring	Total
Accrued restructuring and related charges at January 1, 2012	$8,426	$1,583	$10,009
Payments	(6,935)	(608)	(7,543)
Adjustments (1)	(502)	(102)	(604)
Accrued restructuring and related charges at September 30, 2012	$989	$873	1,862

(1) Adjustments for the nine months ended September 30, 2012 resulted primarily from actual employee tax and benefit amounts differing from previous estimates.

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

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group (“ASH”) amended a claim (the “Amended Claim”) that it had previously filed against the Company in the U.S. District Court in the Southern District of California (“Court”) on December 2, 2011 (the “Original Claim”).  The Original Claim alleged that the Company’s exclusivity provisions in some of its contracts with participating locations in its SilverSneakers fitness network violate California’s Unfair Competition Law (“UCL”) and that the Company interfered with ASH’s contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company is in violation of the Sherman Antitrust Act (the “Act”) because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.  Under the Amended Claim, ASH is seeking damages in excess of $15,000,000, treble damages under the Act, and injunctive relief.  The Company has asserted counterclaims against ASH for interference and violation of the UCL, and on October 12, 2012, the Court granted the Company’s motion to add an additional counterclaim that ASH has falsely advertised the composition of its fitness facility network in violation of the Lanham Act.

We believe ASH’s claims are without merit and intend to vigorously defend ourselves against the Amended Claim.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer (“Plaintiff”), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors in Delaware Chancery Court

alleging that the Compensation Committee and the Board of Directors breached their fiduciary duties and violated the Company’s 2007 Stock Incentive Plan (the “Plan”) by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, a discretionary performance award under the Plan of 500,000 shares (the “Performance Award”), which consisted of 365,000 performance awards issued in November 2011 and 135,000 performance awards issued in February 2012.  Plaintiff alleges that the Performance Award exceeded what is authorized by the Plan and that the Company’s 2012 proxy statement, in which the Performance Award is disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Award.  Plaintiff is seeking, inter alia, the rescission or disgorgement of all alleged “excess” awards granted to Mr. Leedle under the Performance Award, to recover any incidental damages to the Company, and an award of attorneys’ fees and expenses.  We believe Plaintiff’s claims are without merit and intend to vigorously defend ourselves against the action.

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

Contractual Commitment

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $166.8 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $342.8 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(10)	Share Repurchases

The Company’s Board of Directors authorized a share repurchase program, which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between July 1, 2012 and September 30, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through 31, 2012	—	—	2,254,953	$31,813,383
August 1 through 31, 2012	—	—	2,254,953	$31,813,383
September 1 through 30, 2012	—	—	2,254,953	$31,813,383

Total	—

(11)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

(In 000s, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income - numerator for basic earnings per share	$5,028	$9,464	$7,420	$19,377

Denominator:
Shares used for basic earnings per share	33,683	33,534	33,485	33,815
Effect of dilutive securities outstanding:
Non-qualified stock options	127	322	50	379
Restricted stock units	258	322	171	331
Shares used for diluted earnings per share	34,068	34,178	33,706	34,525

Earnings per share:
Basic	$0.15	$0.28	$0.22	$0.57
Diluted	$0.15	$0.28	$0.22	$0.56

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Non-qualified stock options	4,339	4,082	5,146	4,234
Restricted stock units	124	183	236	138

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the nine months ended September 30, 2012 were performance-based and were subject to final reconciliation as of September 30, 2012.

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

We believe it is critical to impact an entire population’s underlying health status and well-being in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to create a definitive measure and empiric database of changes in the well-being of the U.S. population, known as the Gallup-Healthways Well-Being Index® (“WBI”), as well as processes to establish benchmarking for purposes of comparing the well-being of any subset of the national population.  The responses to the nearly 1.8 million completed WBI surveys to date have provided Gallup and us with an unmatched database to support our mutual goal of understanding the causes and effects of well-being for a population.  This relationship was expanded in 2011 with the launch of the Gallup-Healthways Well-Being Index in the United Kingdom and Germany, indicating a growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.  In October 2012 we created a global joint venture with Gallup that will develop the next generation of Gallup-Healthways individual well-being assessment tools to provide employers, health providers, insurers and other interested parties with validated tools to assess, measure and report on changes in the well-being of their employees, patients, members and customers.  Under the joint venture agreement, we will acquire an increasing equity interest in the joint venture over a five-year period beginning in January 2013.  We have contractual cash obligations of $6.5 million per year for the first three years of the agreement and between $5.0 million and $8.0 million for each of the final two years of the agreement (such amounts to be determined during the fourth quarter of 2015).

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

We plan to increase our competitive advantage in delivering our services by leveraging the scope of our capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks, and fitness center relationships.  We also plan to continue to scale the delivery of our solutions employing a blend of our scalable, state-of-the-art well-being improvement centers and proprietary technologies, modalities, and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support the Healthiest State initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through web and personal device delivery methods; and our recently expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program Innergy resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the nine months ended September 30, 2012 were performance-based and were subject to final reconciliation as of September 30, 2012.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of

September 30, 2012, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $56.2 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2012, we recognized a net increase in revenue of $8.0 million that related to services provided prior to 2012.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If we conclude during the qualitative assessment that this is the case, we perform a quantitative review as described below. Otherwise, we do not perform a quantitative review.  If we elect not to perform a qualitative assessment, then we proceed to the quantitative review described below.

During a quantitative review of goodwill, we estimate the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management’s estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	76.1%	73.5%	78.9%	74.2%
Selling, general and administrative expenses	8.8%	8.1%	8.7%	9.8%
Depreciation and amortization	8.0%	7.1%	7.6%	7.3%
Operating income	7.1%	11.3%	4.8%	8.7%

Interest expense	2.0%	1.8%	2.2%	1.9%

Income before income taxes	5.1%	9.5%	2.6%	6.8%
Income tax expense	2.1%	4.1%	1.1%	2.9%

Net income (1)	3.0%	5.4%	1.5%	3.8%

(1) Figures may not add due to rounding.

Revenues

Revenues decreased $9.6 million and $6.8 million, or 5.5% and 1.3%, for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to decreases in revenue from the wind-down of our contract with CIGNA in advance of the contract’s expiration in February 2013, as well as certain other contract or program terminations with three smaller health plan customers.  These decreases were somewhat offset by the following:

•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such programs;
•	the commencement of contracts with new customers; and
•	an increase in performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the three and nine months ended September 30, 2012.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 76.1% and 78.9% for the three and nine months ended September 30, 2012, respectively, compared to 73.5% and 74.2% for the three and nine months ended September 30, 2011, respectively, primarily due to the following:

•
the wind-down of our contract with CIGNA and certain other contract or program terminations with three smaller health plan customers to whom we provided traditional disease management services, all of which carried a lower than average cost of services as a percentage of revenues;

•	increased costs related to the launch of new business in the evolving health systems market; and
•
an expanded and extended contract during the three and nine months ended September 30, 2012 which moved from a cost-plus model to a volume-based model in which revenues are expected to ramp over time, while the underlying cost structure remained consistent with the three and nine months ended September 30, 2011.

These increases were partially offset by decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues due to the following:

•	an increase in performance-based revenues wherein a significant portion of the related costs were incurred and recognized in a prior period;
•	costs associated with implementing a new and innovative contract in 2011 for which we weren’t able to recognize revenue until 2012;
•	decreased costs associated with an initiative during the three months ended September 30, 2011 to promote member participation in certain of our programs; and
•	efficiencies gained in our fitness solutions through certain cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 8.8% for the three months ended September 30, 2012 compared to 8.1% for the three months ended September 30, 2011 primarily due to increased legal fees related to new and ongoing legal proceedings.

Selling, general and administrative expenses as a percentage of revenues decreased to 8.7% for the nine months ended September 30, 2012 compared to 9.8% for the nine months ended September 30, 2011 primarily due to a restructuring of the Company that was largely completed during the fourth quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $0.8 million and $0.9 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to increased depreciation expense related to our Embrace platform.

Interest Expense

Interest expense remained relatively consistent for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  For the nine months ended September 30, 2012, interest expense increased $1.0 million compared to the same period in 2011, primarily due to the write-off of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement on June 8, 2012.

Income Tax Expense

Our effective tax rate decreased to 41.1% for the three months ended September 30, 2012 compared to 43.5% for the three months ended September 30, 2011, primarily due to a favorable impact on the effective tax rate related to routine reconciliations of tax return filings as well as a favorable impact from the higher relative level of foreign earnings, which are taxed at statutory rates lower than our domestic earnings.

Our effective tax rate remained relatively consistent for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

 Outlook

We anticipate that revenues for 2012 will decrease slightly compared to 2011 primarily due to the wind-down of our current contract with CIGNA in advance of the contract’s expiration in February 2013 and the expansion and extension of a certain contract during the three months ended September 30, 2012 which moved from a cost-plus model to a volume-based model in which revenues are expected to ramp over time.  We expect these decreases will be mostly offset by increased revenues from new and expanded contracts and an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.

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

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2012 provided cash of $23.4 million compared to $58.3 million for the nine months ended September 30, 2011, primarily due to the following:

•	a decrease in net income;
•	an increase in days sales outstanding from 50 days at September 30, 2011 to 57 days at September 30, 2012;
•	an increase in certain long-term incentive and other benefit payments; and
•	an increase in severance payments in 2012 made as a result of a restructuring of the Company that was largely completed during the fourth quarter of 2011.

Investing activities during the nine months ended September 30, 2012 used $51.5 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the nine months ended September 30, 2012 provided $29.8 million in cash, primarily due to net borrowings under our credit agreement.

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, all of which remained outstanding on September 30, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of September 30, 2012, availability under the revolving credit facility totaled $71.9 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains various financial covenants, which require us to maintain, as defined therein, ratios or levels of 1) total funded debt to EBITDA and 2) fixed charge coverage.  The Fifth Amended Credit Agreement also limits the amount of dividends and repurchases of the Company’s common stock.  As of September 30, 2012, we were in compliance with all of the covenant requirements of the Fifth Amended Credit Agreement.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.370% to 3.385% plus a spread.  We maintain interest rate swap agreements with current notional amounts of $475.0 million and termination dates ranging from December 31, 2012 to December 31, 2016.  Of this amount, $200.0 million will become effective in 2013, and $50.0 million in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board of Directors authorized a share repurchase program, which allowed for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.  As of September 30, 2012, $31.8 million of our common stock was still subject to repurchase under this program.  No shares were repurchased between October 1 and October 19, 2012 pursuant to the program.

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional well-being improvement centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity to provide the funding for these increased growth opportunities.  We may also issue equity in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity on terms that would be acceptable to us.

Recently Issued Accounting Standard

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment”.  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

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

A one-point interest rate change would have resulted in a change in interest expense of approximately $0.8 million for the nine months ended September 30, 2012.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the nine months ended September 30, 2012.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group (“ASH”) amended a claim (the “Amended Claim”) that it had previously filed against the Company in the U.S. District Court in the Southern District of California (“Court”) on December 2, 2011 (the “Original Claim”).  The Original Claim alleged that the Company’s exclusivity provisions in some of its contracts with participating locations in its SilverSneakers fitness network violate California’s Unfair Competition Law (“UCL”) and that the Company interfered with ASH’s contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company is in violation of the Sherman Antitrust Act (the “Act”) because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.  Under the Amended Claim, ASH is seeking damages in excess of $15,000,000, treble damages under the Act, and injunctive relief.  The Company has asserted counterclaims against ASH for interference and violation of the UCL, and on October 12, 2012, the Court granted the Company’s motion to add an additional counterclaim that ASH has falsely advertised the composition of its fitness facility network in violation of the Lanham Act.

We believe ASH’s claims are without merit and intend to vigorously defend ourselves against the Amended Claim.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer (“Plaintiff”), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors in Delaware Chancery Court alleging that the Compensation Committee and the Board of Directors breached their fiduciary duties and violated the Company’s 2007 Stock Incentive Plan (the “Plan”) by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, a discretionary performance award under the Plan of 500,000 shares (the “Performance Award”), which consisted of 365,000 performance awards issued in November 2011 and 135,000 performance awards issued in February 2012.  Plaintiff alleges that the Performance Award exceeded what is authorized by the Plan and that the Company’s 2012 proxy statement, in which the Performance Award is disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Award.  Plaintiff is seeking, inter alia, the rescission or disgorgement of all alleged “excess” awards granted to Mr. Leedle under the Performance Award, to recover any incidental damages to the Company, and an award of attorneys’ fees and expenses.  We believe Plaintiff’s claims are without merit and intend to vigorously defend ourselves against the action.

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

The Company’s Board of Directors authorized a share repurchase program, which was publicly announced on October 21, 2010. The share repurchase program allows for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between July 1, 2012 and September 30, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through 31, 2012	—	—	2,254,953	$31,813,383
August 1 through 31, 2012	—	—	2,254,953	$31,813,383
September 1 through 30, 2012	—	—	2,254,953	$31,813,383

Total	—

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	November 8, 2012	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)