Form 10-K
period 2012-12-31
HEALTHWAYS, INC
filed 2013-03-15
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐   No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $257.2 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of March 8, 2013, 34,113,451 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I.

Item 1. Business

Overview

Founded in 1981, Healthways, Inc. (“Healthways”) provides specialized, comprehensive solutions to help people improve their physical, emotional and social well-being, thereby improving their health and productivity and reducing their health-related costs.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  We utilize predictive modeling capabilities to allow us to identify and stratify those participants who are most at risk for an adverse health event. Our evidence-based well-being improvement services are made available to consumers using a range of methods desired by an individual including venue-based face-to-face interactions; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof to motivate and sustain healthy behaviors.

In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physician groups, and government entities in all 50 states and the District of Columbia. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia and France.  We operate domestic and international well-being improvement call centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize their care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	engaging people in our health improvement programs and networks, such as fitness, weight management, chiropractic, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, health coaching, and behavior change techniques and support.  We believe this approach improves the well-being status of member populations and reduces the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity.

Second, our programs are designed to help people reduce health-related risk factors by:

•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained nurses and other healthcare professionals to create and sustain healthier behaviors for those individuals at-risk or in the early stages of chronic conditions.

We enable our customers to engage their covered populations through specific interactions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness solution, overcoming nicotine addiction through the QuitNet® on-line smoking cessation community, or generating sustainable weight-loss through our Innergy® solution.

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

We recognize that each individual plays a variety of roles in his or her pursuit of improved well-being, often simultaneously.  By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe that real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance.

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

Our contracts with health plans and integrated healthcare systems generally range from three to five years with a number of comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the year ended December 31, 2012 were performance-based and were subject to final reconciliation as of December 31, 2012.

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

Backlog

Backlog represents the estimated average annualized revenue at target performance over the term of the contract for business awarded but not yet started at December 31, 2012.  Annualized revenue in backlog as of December 31, 2012 and 2011 was as follows:

	December 31,	December 31,
(In thousands)	2012	2011
Annualized revenue in backlog	$39,000	$29,400

Business Strategy

The World Health Organization defines health as “…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being.”

Our business strategy reflects our passion to enhance well-being and, as a result, reduce overall healthcare costs and improve workforce engagement, yielding better business performance for our customers.  Our solutions are designed to improve well-being by helping people to:

•	adopt or maintain healthy behaviors;
•	reduce health-related risk factors; and
•	optimize care for identified health conditions.

Through our solutions, we work to optimize the well-being of entire populations, one person at a time, domestically and internationally, thereby creating value by reducing overall healthcare costs and improving productivity and performance for individuals, families, health plans, governments, employers, integrated healthcare systems and communities.

We believe it is critical to impact an entire population’s well-being and underlying health status in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to create a definitive measure and empiric database of changes in the well-being of the U.S. population, known as the Gallup-Healthways Well-Being Index® (“WBI”), as well as processes to establish benchmarking for purposes of comparing the well-being of any subset of the national population.  The responses to the over 1.8 million completed WBI surveys to date have provided Gallup and us with an unmatched database to support our mutual goal of understanding the causes and effects of well-being for a population.  In October 2012, we created a global joint venture with Gallup that will develop the next generation of Gallup-Healthways individual well-being assessment tools to provide employers, health providers, insurers and other interested parties with validated tools to assess, measure and report on changes in the well-being of their employees, patients, members and customers.  In addition, Gallup will incorporate well-being into the construct of its World Poll to aid in satisfying a growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

To enhance well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their well-being and underlying health status regardless of their starting point.  We believe we can achieve well-being improvements in a population that generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her well-being journey.

Our strategy includes, as a priority, the ongoing expansion of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer’s population are eligible to receive our services.  Contracts signed in 2011 and 2012 have expanded both the level of integration and breadth of services provided to major health plans as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include care management and pharmacy benefit management, as well as health promotion, prevention and quality improvement solutions.

Significant changes in government regulation of healthcare continue to afford us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians in addition to health plans and employers.  In 2011, we acquired Navvis & Company (“Navvis”), a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare’s rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. During 2012, we signed and began implementing the first set of contracts with integrated healthcare systems to provide these services.

Self-insured employers continue to demand services that focus across the entire population of employees and their dependent family members. Our well-being improvement solution, in addition to improving individuals’ health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of productivity lost for health-related reasons.  With the success of our work aimed at total population management, we expect to gain an even greater competitive advantage in responding to employers’ needs for a healthier, higher-performing and less costly workforce.

Our strategy also includes the further enhancement and deployment of our proprietary technology platform known as Embrace®.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging the scope of our capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks, and fitness center relationships.  We also plan to continue to scale the delivery of our solutions employing a blend of our scalable, state-of-the-art well-being improvement call centers and proprietary technologies, modalities, and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support the “Healthiest State” initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through Internet and personal device delivery methods; and our expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program Innergy resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

We will continue to enhance, expand and integrate additional capabilities with health plans, integrated healthcare systems, employers, domestic government entities, and communities, as well as the public and private sectors of healthcare in international markets.

Segment and Major Customer Information

We have aggregated our operating segments into one reportable segment, well-being improvement services.  During 2012, Humana, Inc. (“Humana”) comprised approximately 11.5% of our revenues.  No other customer accounted for 10% or more of our revenues in 2012.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of population health improvement services and other services to health plans, integrated healthcare systems, self-insured employers, and government entities, or have announced an intention to offer such services.  These entities include disease management companies, health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, Internet-based medical content companies, revenue cycle management companies, and other entities that provide services to health plans, self-insured employers, integrated health systems, and government entities.

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including our scope of strategic relationships, state-of-the-art well-being improvement call center technology linked to our proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment and training of our clinical colleagues, our experienced management team, the comprehensive clinical nature of our product offerings, our established reputation for providing well-being improvement services to members with health risk factors or chronic diseases, and the proven financial and clinical outcomes of our programs.  However, we cannot assure you that we can compete effectively with other companies such as those noted above.

Industry Integration and Consolidation

Consolidation has been an important factor in all aspects of the healthcare industry, including the well-being and health management sector.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan, integrated healthcare system, or employer customers if they are acquired by other entities which already have programs similar to ours or are not interested in our programs.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”), into law.  PPACA required the U.S. Department of Health & Human Services (“HHS”) to establish a Medicare Shared Savings Program that promotes accountability and coordination of care among providers through the creation of Accountable Care Organizations (“ACOs”).  The program allows providers, including hospitals, physicians, and other designated professionals, to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.  We have begun to provide support and services for multiple ACOs that serve Medicare Fee-for-Service beneficiaries through our partnerships with integrated health systems.  Further, PPACA required HHS to establish voluntary national bundled payment programs under which participating groups of providers receive a single payment for certain medical conditions or episodes of care.  While ACOs and bundled payments are Medicare programs under PPACA, commercial insurers and private managed care health plans may increasingly shift to ACO and bundled payment models as well.  We expect these and other changes resulting from PPACA to further encourage integration and increase consolidation in the healthcare industry.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under Item 1A. “Risk Factors” below.

Patient Protection and Affordable Care Act

PPACA changes how healthcare services are covered, delivered, and reimbursed through, among other things, significant reductions in the growth of Medicare program payments.  In addition, PPACA reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.  PPACA contains provisions that have, and will continue to have, an impact on our customers, including commercial health plans and Medicare Advantage programs.  On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the Health Reform Law but struck down the provisions that would have allowed HHS to penalize states that do not implement the Medicaid expansion provisions with the loss of existing federal Medicaid funding.

Among other things, PPACA seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance as well as a number of health insurance market reforms.  In addition, PPACA contains several provisions that encourage utilization of preventive services and wellness programs, such as those we provide.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum medical loss ratios (“MLRs”) for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses be at least 80% for individual and small group health plans and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates, and the Centers for Medicare and Medicaid Services (“CMS”) receiving refunds in the case of Medicare Advantage plans, if the actual loss ratios fall below these minimums.  The MLR requirements were implemented beginning in January 2011 for commercial plans and will begin in 2014 for Medicare Advantage plans.

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

It is difficult to predict with any reasonable certainty the full impact of PPACA on the Company due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges, and possible amendment or repeal.

Other Laws

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

Certain of our professional healthcare employees, such as nurses, must comply with individual licensing requirements.  All of our healthcare professionals who are subject to licensing requirements are licensed in the state in which they are physically present, such as the professionals located at a well-being improvement call center.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require some of our healthcare professionals to be licensed in more than one state.  We continually monitor legislative, regulatory and judicial developments in telemedicine in order to stay in compliance with state and federal laws; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all well-being improvement call center health professionals, which would increase our costs of services.

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) extensively restrict the use and disclosure of individually-identifiable health information by health plans, most healthcare providers, and certain other entities (collectively, “covered entities”).  Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information.  We are required to comply with certain aspects of the HIPAA privacy and security regulations as a result of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the services we provide, and our customer contracts.  ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle individually-identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. On January 17, 2013, HHS released a final rule that implements many of these ARRA provisions and becomes effective March 26, 2013. The final rule subjects business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations and will likely require amendments to existing agreements with business associates and with subcontractors of business associates.  Covered entities and business associates must comply with the final rule by September 23, 2013, except that existing agreements may qualify for an extended compliance date of September 22, 2014.

We may be subject to civil and criminal penalties for violations of HIPAA and its implementing regulations.  ARRA significantly increased the civil penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, we may be contractually or directly obligated to comply with any applicable state laws or regulations related to the confidentiality and security of confidential personal information.  In the event of a data breach involving individually-identifiable health information, we are subject to contractual obligations and state and federal requirements that may require us to notify our customers or individuals affected by the breach.  These requirements may also require us or our customers to notify regulatory agencies and the media of the data breach. In addition, the recently issued ARRA regulations create a presumption that non-permitted uses and disclosures of unsecured individually identifiable health information constitute breaches for which notice is required, unless it can be demonstrated that there is a low probability the information has been compromised.

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

Employees

As of March 1, 2013, we had approximately 2,400 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

Available Information

Our Internet address is www.healthways.com.  We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ( the “SEC”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

In the execution of our business strategy, our operations and financial condition are subject to certain risks.  A summary of certain material risks is provided below, and you should take such risks into account in evaluating any investment decision involving the Company.  This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate.  Other sections of this Annual Report on Form 10-K (this “Report”) contain additional information concerning these and other risks.

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

We believe that our solutions, which are geared to foster well-being improvement by engaging people in health improvement programs, specifically assist our customers in controlling the high costs of healthcare; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations.  These financial pressures could have a negative impact on our results of operations.

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

In addition, PPACA mandates the establishment of American Health Benefit Exchanges (“Exchanges”), which must be fully operational by January 1, 2014.  PPACA requires that each state establish or participate in an Exchange where individuals may compare and purchase health insurance. Health plans participating in an Exchange must offer a set of minimum benefits and may elect to offer additional benefits. Chronic disease management is classified as a minimum essential health benefit, but the parameters of the chronic disease management benefit are not yet defined by regulation.  It is possible that our services will not qualify under this definition.  We cannot predict whether individuals who are currently receiving our services will switch to health plans offered through the Exchanges that do not include our services. If we are unable to provide services to health plans participating in Exchanges, if health plans in the Exchanges that engage our services are not successful or if the Exchanges otherwise reduce the number of members receiving our services or the payments we receive, our results of operations could be negatively impacted.

We currently derive a significant percentage of our revenues from one customer.
Because of the size of its membership, Humana comprised approximately 11.5% of our revenues in 2012.  Our primary contract with Humana continues through 2016.  The loss of, or the restructuring of a contract with, this or other large customers could have a material adverse effect on our business and results of operations.  No other customer accounted for 10% or more of our revenues in 2012.

Our business strategy is dependent in part on developing new and additional products to complement our existing services, as well as establishing additional distribution channels through which we may offer our products and services.

           Our strategy focuses on helping people adopt or maintain healthy behaviors, reducing health-related risk factors, and optimizing care for identified health conditions.  While we have considerable experience in solutions for a broad range of health conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our programs within expected timelines or cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts; and our ability to deliver outcomes on any new products or services.  In addition, as part of our business strategy, we may enter into relationships to establish additional distribution channels through which we may offer our products and services.  As we offer products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap that may lead to pricing conflicts, which may adversely affect our business.

Failure to successfully execute on the terms of our contracts could result in significant harm to our business.

Our ability to grow and expand our business is contingent upon our ability to achieve desired performance metrics, cost savings, and/or clinical outcomes improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers.  Some of our contracts place a portion of our fees at risk based on achieving such metrics, savings, and/or improvements.  We cannot guarantee that we will achieve and reach mutual agreement with customers with respect to contractually required performance metrics, cost savings and/or clinical outcomes improvements under our contracts within the expected time frames.  Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired performance metrics, cost savings, and clinical outcomes.  Our inability to meet or exceed the targets under our customer contracts could have a material adverse effect on our business and results of operations.  Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

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

Identifying which members may benefit from receiving our services and measuring our performance under our contracts are highly dependent upon the timely receipt of accurate data from our customers and our accurate analysis of such data.  Data acquisition, data quality control and data analysis are complex processes that carry a risk of untimely, incomplete or inaccurate data from our customers or flawed analysis of such data, which could have a material adverse effect on our ability to recognize revenues.

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

We provide health improvement programs and services in Brazil, Australia and France, and we intend to continue expanding our international operations as part of our business strategy.  We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets.  Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is relatively immature and also involves many new solutions, there is no guarantee that we will be able to achieve the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the expected time frames and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have a material adverse effect on our business.

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

The performance of our business and the level of our indebtedness could prevent us from meeting the obligations under our debt agreement or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Fifth Amended Credit Agreement”), which was amended on February 5, 2013.  As of December 31, 2012, our long-term debt, including the current portion, was $287.6 million.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

The Fifth Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock.  A breach of any of these covenants could result in a default under the Fifth Amended Credit Agreement, in which all amounts outstanding under the Fifth Amended Credit Agreement may become immediately due and payable, and all commitments under the Fifth Amended Credit Agreement to extend further credit may be terminated.

Our indebtedness could have a material adverse effect on our future financial condition or our ability to react to changes in the economy or industry by, among other things:

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2012, we had approximately $338.7 million and $90.2 million of goodwill and intangible assets, respectively.  We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

A failure of our information systems could adversely affect our business.

Our ability to deliver our services depends on effectively using information technology.  We expect to continually invest in updating and expanding our information technology capabilities.  In some cases, we may have to make systems investments before we generate revenues from contracts with new customers.  In addition, these system requirements expose us to technology obsolescence risks.

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

We rely upon our information systems for operating and monitoring all major aspects of our business. These systems and our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions or other unexpected events. Any disruption in the operation of our information systems, regardless of the cause, could adversely impact our operations, which may affect our financial condition, results of operations and cash flows.

We face competition for staffing, which may increase our labor costs and reduce profitability.

We compete with other healthcare and services providers in recruiting qualified management, including executives with the required skills and experience to operate and grow our business, and staff personnel for the day-to-day operations of our business and well-being improvement call centers, including nurses, health coaches, and other healthcare professionals.  In some markets, the scarcity of nurses, experienced health coaches, and other medical support personnel has become a significant operating issue to healthcare businesses.  All of these challenges may require us to enhance wages and benefits to recruit and retain qualified management and other professionals.  A failure to attract and retain qualified management, nurses, health coaches, and other healthcare professionals, or to control labor costs, could have a material adverse effect on our profitability.

Our industry is a rapidly evolving and highly competitive segment of the healthcare industry.

The rapidly growing industry in which we operate is a continually evolving segment of the overall healthcare industry with many entities, whose financial, research, staff, and marketing resources may exceed our resources, marketing a variety of population health improvement services and other services to health plans, integrated healthcare systems, self-insured employers, and government entities, or announcing an intention to offer such services.

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including our scope of strategic relationships, state-of-the-art well-being improvement call center technology linked to our proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment and training of our clinical colleagues, our experienced management team, the comprehensive clinical nature of our product offerings, our established reputation for providing well-being improvement services to members with health risk factors or chronic diseases, and the proven financial and clinical outcomes of our programs.  However, we cannot assure you that we can compete effectively with other companies such as those noted above.

If we lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of our senior management team. In particular, we believe that our Chief Executive Officer, Ben R. Leedle, Jr., is critical to our strategic direction and is uniquely positioned to lead the Company through the current transformational period in the healthcare industry that is largely due to the changes resulting from healthcare reform. The loss of our Chief Executive Officer, even temporarily, or any other member of our senior management team could have a material adverse effect on our business.

We are party to litigation that could force us to pay significant damages and/or harm our reputation.

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Item 3. “Legal Proceedings”).  These legal proceedings and any other claims that we may face, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.  Although we currently maintain liability insurance, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance.  Although we believe that we have conducted our operations in full compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

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

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state legislation or regulations could require additional and more restrictive  security regulations.  We are required by contract, the services we provide, ARRA and implementing regulations to comply with most requirements of the HIPAA privacy and security regulations.  We may be subject to criminal or civil penalties for violations of these regulations. The 2013 regulations implementing many of these ARRA requirements will likely require amendments to existing agreements with our customers and subcontractors.  In addition, the regulations create a presumption that non-permitted uses and disclosures of unsecured individually identifiable health information constitute breaches for which notice must be made by us or our customers to affected individuals and, in some cases, the media, unless it can be demonstrated that there is a low probability that the information has been compromised. This presumption and revised standard for determining whether a non-permitted use or disclosure constitutes a breach may result in a greater number of incidents being classified as breaches and, thus, a greater number of required notifications.

Although we continually monitor the extent to which federal and state legislation or regulations may govern our operations, new federal or state legislation or regulations in this area that restrict our ability to obtain and handle individually-identifiable health information or that otherwise restrict our operations could have a material adverse effect on our results of operations.

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

All of our healthcare professionals who are subject to licensing requirements, such as the professionals located at a well-being improvement call center, are licensed in the state in which they are physically present.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state.  We continually monitor legislative, regulatory and judicial developments in telemedicine; however, new agency interpretations, federal or state  legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all well-being improvement call center health professionals, which would increase our costs of services and could have a material adverse effect on our results of operations.

Healthcare reform legislation may result in a reduction to our revenues from government health plans and private insurance companies.

Among other things, PPACA seeks to decrease the number of uninsured individuals and expand coverage through the expansion of public programs and private sector health insurance and a number of health insurance market reforms.  PPACA also contains several provisions that encourage the utilization of preventive services and wellness programs, such as those provided by the Company.  However, PPACA also contains various provisions that directly affect the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum MLRs for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses must be at least 80% for individual and small group health plans and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates, and CMS receiving refunds in the case of Medicare Advantage plans, if the actual loss ratios fall below these minimums.  The MLR requirements were implemented beginning in January 2011 for commercial plans and will begin in 2014 for Medicare Advantage plans.  PPACA also reduces funding to Medicare Advantage programs, which may cause some Medicare Advantage plans to raise premiums or limit benefits.  On February 15, 2013, CMS released preliminary benchmark payment rates for Medicare Advantage plans for calendar year 2014.  The preliminary rates were expected to be lower than rates in 2013, but the magnitude of the proposed reduction was greater than generally anticipated by industry experts.  These proposed payment rates are preliminary and could change when the final rates are announced on April 1, 2013.

While we believe that our programs and services specifically assist our customers in controlling their costs and improving their competitiveness, it is possible that the reforms imposed by PPACA will adversely affect the profitability of our customers and cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees.  Further, demand for our programs could be reduced if Medicare Advantage plans respond to PPACA funding reductions or other changes by eliminating our programs or by limiting or changing benefits in a manner that causes some Medicare Advantage beneficiaries to terminate their Medicare Advantage coverage.  As a result, if the final benchmark payment rates for Medicare Advantage plans for 2014 are materially lower than current rates, our results of operations and cash flows could be adversely affected.

Because of PPACA’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges, and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact the Company.  We could also be impacted by future healthcare reform legislative initiatives and/or government regulation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our well-being improvement call centers, pursuant to an agreement that expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona which contains additional corporate employees and one of our well-being improvement call centers.

In addition, we lease office space for our eight other well-being improvement call center locations for an aggregate of approximately 224,000 square feet of space with lease terms expiring on various dates from 2013 to 2016.  Our operations support and training offices contain approximately 40,000 square feet in aggregate and have lease terms expiring from 2014 to 2020.

Item 3.  Legal Proceedings

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

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

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer (“Plaintiff”), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the “Board”) in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company’s 2007 Stock Incentive Plan (the “Plan”) by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company’s common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the “Performance Awards”).  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company’s 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged “excess” awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys’ fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 15, 2013.  Executive officers of the Company serve at the pleasure of the Board.

Officer	Age	Position

Ben R. Leedle, Jr.	52
Chief Executive Officer and director of the Company since September 2003.  President of the Company from May 2002 through October 2008 and April 2011 to present.  Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002.  Senior Vice President of the Company from 1996 until 2000.

Michael Farris	53	Chief Commercial Officer of the Company since October 2012. Navvis & Company Chief Executive Officer from 2004 to September 2012.

Alfred Lumsdaine	47	Chief Financial Officer of the Company since January 2011. Chief Accounting Officer of the Company from February 2002 until January 2011.

Peter Choueiri	47
President, Healthways International, since January 2012 and Chief Operating Officer, Healthways International, from June 2011 through January 2012.  Head of Global Markets for North America, Middle East/Africa, and Southern Europe/Latin America for Munich Reinsurance Company in Germany from May 2009 to May 2011 and Head of Divisional Unit Healthcare from October 2005 to May 2009.

Glenn Hargreaves	46	Chief Accounting Officer of the Company since July 2012 and Controller since January 2011. Director of Tax of the Company from April 2005 until January 2011.

Mary Flipse	46
General Counsel of the Company since July 2012.  Director, Corporate Counsel of the Company from February 2012 to July 2012.  Operations Counsel of the Company from August 2011 until February 2012.  Assistant General Counsel of King Pharmaceuticals from May 2005 to July 2011.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market (“NASDAQ”) under the symbol “HWAY”.

The following table sets forth the high and low sales prices per share of our common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2012
First quarter	$8.49	$6.66
Second quarter	8.00	6.21
Third quarter	11.96	7.73
Fourth quarter	11.94	8.58

Year ended December 31, 2011
First quarter	$15.88	$10.38
Second quarter	17.26	13.55
Third quarter	17.62	9.83
Fourth quarter	11.20	5.59

Unregistered Sales of Equity Securities

In April 2012, we acquired Ascentia Health Care Solutions (“Ascentia”), a firm that supports and promotes population health management, patient centered programs, payer strategies and physician practice enhancement programs.  In partial consideration for this acquisition, we issued 14,409 unregistered shares of our common stock, $.001 par value, which were valued in the aggregate at $0.1 million, to the Chief Executive Officer of Ascentia.  The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), because it was a transaction not involving a public offering.

On August 31, 2011, we acquired Navvis & Company (“Navvis”), a firm that provides strategic counsel and change management services to healthcare systems.  In partial consideration for this acquisition, we issued 432,902 unregistered shares of our common stock, $.001 par value, which were valued in the aggregate at $3.3 million, to J&P Consulting, Inc. and MJLE, Inc.  The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act because it was a transaction not involving a public offering.

Holders

At March 1, 2013, there were approximately 9,400 holders of our common stock, including 204 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  Our Board will review our dividend policy from time to time and may declare dividends at its discretion; however, our Fifth Amended Credit Agreement places restrictions on the payment of dividends.  For further discussion of the Fifth Amended Credit Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

Repurchases of Common Stock

Our Board authorized a share repurchase program which was publicly announced on October 21, 2010. The share repurchase program allowed for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.  No shares were repurchased between October 1 and October 19, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through 19, 2012	—	—	2,254,953	—

Total	—

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated by reference herein.

Item 6.  Selected Financial Data

The following table represents selected financial data.  The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Report.

(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Four Months Ended December 31,	Year Ended August 31,
	2012	2011	2010	2009	2008	2008
Operating Results:
Revenues	$677,170	$688,765	$720,333	$717,426	$244,737	$736,243
Cost of services (exclusive of depreciation and amortization included below)	533,880	510,724	493,713	522,999	177,651	503,940
Selling, general and administrative expenses	60,888	64,843	72,830	71,535	27,790	71,342
Depreciation and amortization	51,734	49,988	52,756	49,289	16,188	47,479
Impairment loss	—	183,288	—	—	4,344	—
Restructuring and related charges	1,773	9,036	10,258	—	10,264	—
Operating income (loss)	$28,895	$(129,114)	$90,776	$73,603	$8,500	$113,482
Gain on sale of investment	—	—	(1,163)	(2,581)	—	—
Interest expense	14,149	13,193	14,164	15,717	6,757	20,927
Legal settlement and related costs	—	—	—	39,956	—	—

Income (loss) before income taxes	$14,746	$(142,307)	$77,775	$20,511	$1,743	$92,555
Income tax expense	6,722	15,386	30,445	10,137	1,009	37,740
Net income (loss)	$8,024	$(157,693)	$47,330	$10,374	$734	$54,815

Basic income (loss) per share:	$0.24	$(4.68)	$1.39	$0.31	$0.02	$1.57

Diluted income (loss) per share: (1)	$0.24	$(4.68)	$1.36	$0.30	$0.02	$1.50

Weighted average common shares and
equivalents:
Basic	33,597	33,677	34,129	33,730	33,616	34,977
Diluted (1)	33,836	33,677	34,902	34,359	34,038	36,597

Balance Sheet Data:
Cash and cash equivalents	$1,759	$864	$1,064	$2,356	$5,157	$35,242
Working capital (deficit)	13,551	8,774	547	(44,296)	(6,034)	21,276
Total assets	748,268	708,905	861,689	882,366	883,090	906,813
Long-term debt	278,534	266,117	243,425	254,345	304,372	345,395
Other long-term liabilities	26,602	31,351	39,140	42,615	39,533	31,227
Stockholders’ equity	278,821	265,716	430,841	377,277	357,036	354,334

Other Operating Data:
Annualized revenue in backlog	$39,000	$29,400	$37,100	$32,400	$35,900	$13,600

(1)	The assumed exercise of stock-based compensation awards for the year ended December 31, 2011 was not considered because the impact would be anti-dilutive.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 Founded in 1981, Healthways, Inc. (“Healthways”) provides specialized, comprehensive solutions to help people improve their physical, emotional and social well-being, thereby improving their health and productivity and reducing their health-related costs.

We provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  We utilize predictive modeling capabilities to allow us to identify and stratify those participants who are most at risk for an adverse health event. Our evidence-based well-being improvement services are made available to consumers using a range of methods desired by an individual including venue-based face-to-face interactions; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof to motivate and sustain healthy behaviors.

In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physician groups, and government entities in all 50 states and the District of Columbia. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia and France.  We operate domestic and international well-being improvement call centers staffed with licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve well-being by helping people adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize their care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•	engaging people in health improvement programs, such as fitness, weight management, chiropractic, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, health coaching, and behavior change techniques and support.  We believe this approach improves the well-being status of member populations and reduces the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity.

Second, our programs are designed to help people reduce health-related risk factors by:

•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained nurses and other healthcare professionals to create and sustain healthier behaviors for those individuals at-risk or in the early stages of chronic conditions.

We enable our customers to engage everyone in their covered populations through specific interactions that are sensitive to each individual’s health risks and needs. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers fitness solution, overcoming nicotine addiction through the QuitNet on-line smoking cessation community, or generating sustainable weight-loss through our Innergy solution.

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

We recognize that each individual plays a variety of roles in his or her pursuit of improved well-being, often simultaneously.  By providing the full spectrum of services to meet each individual’s needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe that real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance.

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company’s future earnings and results of operations, and can be identified by the use of words like “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” or “continue” and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management’s strategies and decisions;
•	our ability to sign and implement new contracts for our solutions;
•	our ability to accurately forecast the costs required to successfully implement new contracts;
•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;
•	our ability to accurately forecast the Company’s revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;
•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“PPACA”), on our operations and/or the demand for our services;
•	our ability to anticipate the rate of market acceptance of our solutions in potential international markets;
•	our ability to accurately forecast the costs necessary to establish a presence in international markets;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;
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

•
our ability and/or the ability of our customers to enroll participants and to accurately forecast their level of enrollment and participation in our programs in a manner and within the timeframe anticipated by us;

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

•	counterparty risk associated with our interest rate swap agreements and foreign currency exchange contracts;
•	our ability to integrate new or acquired businesses, services (including outsourced services), or technologies into our business and to accurately forecast the related costs;
•	our ability to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business and to accurately forecast the related impact on our earnings;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;
•
our ability to implement our integrated data and technology solutions platform within the required timeframe and expected cost estimates and to develop and enhance this platform and/or other technologies to meet evolving customer and market needs;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts;
•	unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services;
•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;
•	the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions;
•	the impact of PPACA on our operations and/or the demand for our services;
•
the impact of any new or proposed legislation, regulations and interpretations relating to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and any legislative or regulatory changes with respect to Medicare Advantage;

•
the impact of future state, federal, and international legislation and regulations applicable to our business, including PPACA, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic;
•	the impact of legal proceedings involving us and/or our subsidiaries;and
•	other risks detailed in this Report, including those set forth in Item 1A. “Risk Factors.”

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

Our contracts with health plans and integrated healthcare systems generally range from three to five years with a number of comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the year ended December 31, 2012 were performance-based and were subject to final reconciliation as of December 31, 2012.

We recognize revenue as follows: (1) we recognize the fixed portion of PMPM fees and fees for service as revenue during the period in which we perform our services; and (2) we recognize performance-based revenue based on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date.

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month’s enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Fees for service are typically billed in the month after the services are provided.  Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  A limited number of our contracts provide for certain performance-based fees that we cannot bill until we reconcile them with the customer.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2012, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $41.3 million, all of which were based on actual data received from our customers.  Of this amount, $34.5 million was settled with customers after December 31, 2012, and $6.8 million remains subject to final reconciliation.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

    Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2012, 2011 and 2010, we recognized a net increase in revenue of $9.2 million, $2.9 million, and $25.8 million that related to services provided prior to each respective year.

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

If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair-value-based goodwill impairment test as required by U.S. GAAP.  The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

Except for a trade name that has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, over their estimated useful lives using the straight-line method.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset’s fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  U.S. GAAP also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial position, results of operations, and cash flows.

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

Results of Operations

The following table sets forth the components of the statements of operations for the fiscal years ended December 31, 2012, 2011 and 2010 expressed as a percentage of revenues.

	Year Ended December 31,

	2012	2011	2010

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	78.8%	74.2%	68.5%
Selling, general and administrative expenses	9.0%	9.4%	10.1%
Depreciation and amortization	7.6%	7.3%	7.3%
Impairment loss	—	26.6%	—
Restructuring and related charges	0.3%	1.3%	1.4%
Operating income (loss) (1)	4.3%	(18.7)%	12.6%

Gain on sale of investment	—%	—%	(0.2)%
Interest expense	2.1%	1.9%	2.0%

Income (loss) before income taxes (1)	2.2%	(20.7)%	10.8%
Income tax expense	1.0%	2.2%	4.2%

Net income (loss)	1.2%	(22.9)%	6.6%

(1)	Figures may not add due to rounding.

Revenues

Revenues for fiscal 2012 decreased $11.6 million, or 1.7%, over fiscal 2011, primarily due to decreases in revenue from the wind-down of our contract with CIGNA Healthcare, Inc. (“CIGNA”) in advance of the contract’s expiration in February 2013, as well as certain other contract or program terminations with three smaller health plan customers.  These decreases were somewhat offset by the following:

•	the commencement of contracts with new customers;
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions; and
•	an increase in performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the year ended December 31, 2012.

Revenues for fiscal 2011 decreased $31.6 million, or 4.4%, over fiscal 2010, primarily due to the following:

•	the recognition of revenues in 2010 in connection with a final settlement with CMS associated with our participation in two MHS programs; and
•	contract and program terminations and restructurings with certain customers.

These decreases were somewhat offset by revenue from new and expanded contracts and an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2012 increased to 78.8% compared to 74.2% for fiscal 2011, primarily due to the following:

•
the wind-down of our contract with CIGNA and certain other contract or program terminations with three smaller health plan customers to whom we provided traditional disease management services, all of which carried a lower than average cost of services as a percentage of revenues;

•	increased costs related to the implementation of a significant number of new contracts and the launch of new business in the evolving health systems market; and
•
an expanded and extended contract during the year ended December 31, 2012 which moved from a cost-plus model to a volume-based model in which revenues are expected to ramp over time, while the underlying cost structure remained consistent with the year ended December 31, 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 9.0% for fiscal 2012 compared to 9.4% for fiscal 2011, primarily due to certain cost reductions from a restructuring of the Company in 2011 that was largely completed during the fourth quarter of 2011.

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

Depreciation and Amortization

Depreciation and amortization expense increased 3.5% for fiscal 2012 compared to fiscal 2011, primarily due to increased depreciation expense related to our Embrace platform, partially offset by decreased amortization expense due to certain intangible assets becoming fully amortized during 2011.

Depreciation and amortization expense decreased 5.2% for fiscal 2011 compared to fiscal 2010, primarily related to certain computer software that became fully depreciated during 2011, slightly offset by increased depreciation expense resulting from the implementation of our Embrace platform

Restructuring and Related Charges and Impairment Loss

During fiscal 2012, we incurred net charges of $1.8 million related to a restructuring of the Company in the fourth quarter of 2012, which primarily consisted of termination benefits related to capacity realignment.

During fiscal 2011, we incurred net charges of $9.0 million related to a restructuring of the Company in the fourth quarter of 2011, which primarily consisted of termination benefits and costs associated with capacity reductions following CIGNA’s decision to wind down its contract beginning in 2012.  Also during fiscal 2011, we incurred charges of $183.3 million primarily related to an impairment of goodwill during the fourth quarter of 2011.

Gain on Sale of Investment

In January 2009, a private company in which we held preferred stock was acquired by a third party.   During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment as a result of this sale.

Interest Expense

Interest expense for fiscal 2012 increased $1.0 million compared to fiscal 2011, primarily due to the write-off of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement in June 2012.

Interest expense for fiscal 2011 decreased $1.0 million compared to fiscal 2010, primarily as a result of a decrease in floating interest rates on outstanding borrowings during fiscal 2011 compared to fiscal 2010.

Income Tax Expense

Our effective tax rate increased to 45.6% for the year ended December 31, 2012, primarily due to routine reconciliations of estimated amounts and the relatively small base of pretax income for 2012 in relation to certain unrecognized tax benefits and non-deductible expenses.

In 2011 we had positive income tax expense of $15.4 million despite a pre-tax loss of $142.3 million primarily due to an impairment loss of $183.3 million, the majority of which was not deductible for tax purposes.  In 2010 our effective tax rate was 39.1%.

Outlook

Despite the loss of our contract with CIGNA and one other terminated health plan contract, we anticipate that revenues for 2013 will increase over 2012 primarily due to increased revenues from new and expanded contracts and from our fitness solutions.

We expect cost of services as a percentage of revenues for 2013 to increase slightly compared to 2012 primarily due to the wind down of our contract with CIGNA and one other terminated health plan contract, both of which carried a lower than average cost of services as a percentage of revenues.  In addition, we anticipate that, due to the nature of recent significant new and expanded contracts, costs on these contracts may be incurred before revenues are fully expressed.  We expect selling, general and administrative expenses as a percentage of revenues for 2013 to decrease compared to 2012 primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of expected growth in our operations.  We anticipate depreciation and amortization expense for 2013 will increase compared to 2012 primarily due to continued investment in our Embrace platform.

We anticipate that quarterly revenues and net income (loss) will improve sequentially throughout 2013 as staged services and new contracts are implemented, as lives being served expand, and as performance based-revenue is measured and recognized.

As discussed in “Liquidity and Capital Resources” below, a significant portion of our long-term debt is subject to fixed interest rate swap agreements; however, we cannot predict the potential for changes in interest rates, which would impact our variable rate debt.

Liquidity and Capital Resources

Operating activities for fiscal 2012 provided cash of $40.7 million compared to $76.3 million for fiscal 2011.  The decrease in operating cash flow resulted primarily from the following:

•	a decrease in gross margins;
•	an increase in days sales outstanding from 51 days at December 31, 2011 to 57 days at December 31, 2012;
•	an increase in certain long-term incentive and other benefit payments during 2012; and
•	an increase in severance payments in 2012 made as a result of a restructuring of the Company that was largely completed during the fourth quarter of 2011.

These decreases in operating cash flow were slightly offset by an increase in operating cash flow due to reduced tax payments in 2012 as compared to 2011.

Investing activities during fiscal 2012 used $60.5 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during fiscal 2012 provided $20.6 million in cash primarily due to net borrowings under the Fifth Amended Credit Agreement.

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $195.0 million of which remained outstanding on December 31, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of December 31, 2012, availability under the revolving credit facility totaled $55.0 million as calculated under the most restrictive covenant.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ( “LIBOR”) or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans under the revolving credit facility on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.250% of the original aggregate principal amount of the term loans during each of the eight quarters beginning with the quarter ended September 30, 2012, (2) 1.875% of the original aggregate principal amount of the term loans during each of the next four quarters beginning with the quarter ending September 30, 2014, (3) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  The Fifth Amended Credit Agreement also limits repurchases of the Company’s common stock and the amount of dividends that the Company can pay to holders of its common stock.  As of December 31, 2012, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are customary for financings of this type.

On February 5, 2013, we entered into a First Amendment to the Fifth Amended Credit Agreement, which provided for, among other things, a temporary increase in the LIBOR margin and Base Rate margin of 0.25% through December 31, 2013, only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.370% to 3.385% plus a spread.  We maintain interest rate swap agreements with current notional amounts of $430.0 million and termination dates ranging from June 30, 2013 to December 31, 2016.  Of this amount, $180.0 million was effective at December 31, 2012, $30.0 million became effective in January 2013, $110.0 million will become effective in June 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

In October 2010, our Board authorized a share repurchase program, which allowed for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012.  No shares were repurchased during 2012 pursuant to the program.

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and to fund our current operations for the foreseeable future.  However, if our operations require significant additional financing resources, such as capital expenditures for technology improvements, additional well-being improvement call centers and/or letters of credit or other forms of financial assurance to guarantee our performance under the terms of new contracts, or if we are required to refund performance-based fees pursuant to contract terms, we may need to raise additional capital by expanding our existing credit facility and/or issuing debt or equity securities.  If we face a limited ability to arrange such financing, it may restrict our ability to effectively operate our business.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity securities to provide the funding for these increased growth opportunities.  We may also issue equity securities in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity securities on terms that would be acceptable to us.

Any material commitments for capital expenditures are included in the “Contractual Obligations” table below.

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2012:

	Payments Due By Year Ended December 31,
(In thousands)		2014 -	2016 -	2018 and
	2013	2015	2017	After	Total
Deferred compensation plan payments (1)	$6,816	$1,042	$441	$5,106	$13,405
Long-term debt and related interest (2)	23,131	48,812	259,854	—	331,797
Operating lease obligations (3)	14,783	22,491	18,691	41,635	97,600
Capital lease obligations (4)	1,330	992	—	—	2,322
Purchase obligations	7,070	—	—	—	7,070
Outsourcing obligations (5)	26,228	42,208	35,683	58,618	162,737
Other contractual cash obligations (6)	15,431	22,828	16,850	15,000	70,109
Total contractual cash obligations (7)	$94,789	$138,373	$331,519	$120,359	$685,040

(1) Consists of payments under a non-qualified deferred compensation plan and performance cash awards.

(2) Consists of scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Fifth Amended Credit Agreement.  Estimated interest payments are $13.1 million for 2013, $18.8 million for 2014 and 2015 combined, and $12.3 million for 2016 and 2017 combined.

(3) Excludes total sublease income of $0.7 million.

(4) Consists of scheduled principal payments and estimated interest payments on capital lease obligations.  Estimated interest payments are immaterial.

(5) Outsourcing obligations primarily include a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC entered into in May 2011 that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $161.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $331.3 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(6) Other contractual cash obligations primarily include $2.8 million of severance payments, which are payable in 2013, as well as a 25-year strategic relationship agreement with Gallup that we entered into in January 2008 and a 5-year global joint venture agreement with Gallup that we entered into in October 2012.  We have minimum remaining contractual cash obligations of $49.5 million related to these agreements, $7.5 million of which will occur during 2013, 2014, and 2015, $6.0 million which will occur in 2016 and 2017 and the remaining $15.0 million of which will occur ratably over the following 15 years.

(7) We have excluded long-term liabilities of $1.3 million related to uncertain tax positions as we are unable to reasonably estimate the timing of these payments in individual years due to uncertainties in the timing of effective settlement of tax positions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2012.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, Entities are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the Base Rate (as previously defined), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.370% to 3.385% plus a spread.

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $1.0 million for the year ended December 31, 2012.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the year ended December 31, 2012.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheets of Healthways, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthways, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 15, 2013

Item 8.  Financial Statements and Supplementary Data

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,759	$864
Accounts receivable, net	108,337	97,459
Prepaid expenses	9,727	11,417
Other current assets	7,227	1,412
Income taxes receivable	5,920	6,065
Deferred tax asset	8,839	10,314
Total current assets	141,809	127,531

Property and equipment:
Leasehold improvements	40,679	41,622
Computer equipment and related software	267,902	239,732
Furniture and office equipment	23,552	26,324
Capital projects in process	11,799	17,811
	343,932	325,489
Less accumulated depreciation	(187,438)	(183,301)
	156,494	142,188

Other assets	21,042	10,797

Intangible assets, net	90,228	92,997
Goodwill, net	338,695	335,392

Total assets	$748,268	$708,905

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2012	2011
Current liabilities:
Accounts payable	$26,343	$22,578
Accrued salaries and benefits	24,909	35,617
Accrued liabilities	39,234	28,639
Deferred revenue	5,643	9,273
Contract billings in excess of earned revenue	14,793	13,154
Current portion of long-term debt	11,801	3,725
Current portion of long-term liabilities	5,535	5,771
Total current liabilities	128,258	118,757

Long-term debt	278,534	266,117
Long-term deferred tax liability	36,053	26,964
Other long-term liabilities	26,602	31,351

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
33,924,464 and 33,304,681 shares outstanding	34	33
Additional paid-in capital	251,357	247,137
Retained earnings	56,541	48,517
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(929)	(1,789)
Total stockholders’ equity	278,821	265,716

Total liabilities and stockholders’ equity	$748,268	$708,905

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$677,170	$688,765	$720,333
Cost of services (exclusive of depreciation and amortization of $36,094, $36,248, and $39,203, respectively, included below)	533,880	510,724	493,713
Selling, general and administrative expenses	60,888	64,843	72,830
Depreciation and amortization	51,734	49,988	52,756
Impairment loss	—	183,288	—
Restructuring and related charges	1,773	9,036	10,258

Operating income (loss)	28,895	(129,114)	90,776
Gain on sale of investment	—	—	(1,163)
Interest expense	14,149	13,193	14,164

Income (loss) before income taxes	14,746	(142,307)	77,775
Income tax expense	6,722	15,386	30,445

Net income (loss)	$8,024	$(157,693)	$47,330

Earnings (loss) per share:
Basic	$0.24	$(4.68)	$1.39

Diluted(1)	$0.24	$(4.68)	$1.36

Weighted average common shares and equivalents
Basic	33,597	33,677	34,129
Diluted (1)	33,836	33,677	34,902

See accompanying notes to the consolidated financial statements.

(1) The assumed exercise of stock-based compensation awards for the year ended December 31, 2011 was not considered because the impact would be anti-dilutive.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$8,024	$(157,693)	$47,330
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of income taxes of $493, $1,109, and $12, respectively	780	1,714	20
Foreign currency translation adjustment	80	(70)	656
Total other comprehensive income, net of tax	860	1,644	676
Comprehensive income (loss)	$8,884	$(156,049)	$48,006

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2009	$—	$34	$222,472	$158,880	—	$(4,109)	$377,277
Comprehensive income	—	—	—	47,330	—	676	48,006
Repurchases of common stock	—	—	—	—	(4,494)	—	(4,494)
Exercise of stock options	—	—	1,133	—	—	—	1,133
Tax effect of stock options and restricted stock units	—	—	(2,531)	—	—	—	(2,531)
Share-based employee compensation expense	—	—	11,450	—	—	—	11,450
Balance, December 31, 2010	$—	$34	$232,524	$206,210	$(4,494)	$(3,433)	$430,841
Comprehensive loss	—	—	—	(157,693)	—	1,644	(156,049)
Repurchases of common stock	—	(2)	—	—	(23,688)	—	(23,690)
Exercise of stock options	—	1	4,824	—	—	—	4,825
Tax effect of stock options and restricted stock units	—	—	(2,719)	—	—	—	(2,719)
Share-based employee compensation expense	—	—	9,246	—	—	—	9,246
Issuance of stock in conjunction with Navvis Acquisition	—	—	3,262	—	—	—	3,262
Balance, December 31, 2011	$—	$33	$247,137	$48,517	$(28,182)	$(1,789)	$265,716
Comprehensive income	—	—	—	8,024	—	860	8,884
Exercise of stock options	—	1	2,834	—	—	—	2,835
Tax effect of stock options and restricted stock units	—	—	(5,043)	—	—	—	(5,043)
Share-based employee compensation expense	—	—	6,371	—	—	—	6,371
Issuance of stock in conjunction with Ascentia Acquisition	—	—	58	—	—	—	58
Balance, December 31, 2012	$—	$34	$251,357	$56,541	$(28,182)	$(929)	$278,821

See accompanying notes to the consolidated financial statements.

 HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$8,024	$(157,693)	$47,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	51,734	49,988	52,756
Gain on sale of investment	-	-	(1,163)
Impairment loss	-	183,288	-
Amortization of deferred loan costs	2,284	1,894	1,827
Share-based employee compensation expense	6,371	9,246	11,450
Excess tax benefits from share-based payment arrangements	(492)	(433)	(1,067)
(Increase) decrease in accounts receivable, net	(23,439)	(7,452)	12,207
Decrease (increase) in other current assets	2,984	6,960	(159)
(Decrease) increase in accounts payable	(995)	1,466	(2,256)
Decrease in accrued salaries and benefits	(12,980)	(8,932)	(19,715)
Increase (decrease) in other current liabilities	13,637	2,676	(45,206)
Deferred income taxes	(1,334)	(3,572)	16,682
Other	(5,096)	(1,144)	201
Net cash flows provided by operating activities	40,698	76,292	72,887

Cash flows from investing activities:
Acquisition of property and equipment	(48,912)	(49,290)	(44,431)
Sale of investment	-	-	1,163
Business acquisitions, net of cash acquired, and equity investments	(4,693)	(23,523)	-
Other	(6,872)	(6,889)	(5,581)
Net cash flows used in investing activities	(60,477)	(79,702)	(48,849)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,550	439,621	656,997
Deferred loan costs	(2,547)	-	(3,219)
Repurchases of common stock	-	(23,690)	(4,494)
Excess tax benefits from share-based payment arrangements	492	433	1,067
Exercise of stock options	2,835	4,825	1,133
Payments of long-term debt	(736,355)	(417,490)	(673,188)
Change in outstanding checks and other	582	(709)	(3,717)
Net cash flows provided by (used in) financing activities	20,557	2,990	(25,421)

Effect of exchange rate changes on cash	117	220	91

Net increase (decrease) in cash and cash equivalents	895	(200)	(1,292)

Cash and cash equivalents, beginning of period	864	1,064	2,356

Cash and cash equivalents, end of period	1,759	864	1,064

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,001	$11,106	$12,137
Cash paid during the period for income taxes	$2,282	$7,874	$13,231

Noncash Activities:
Assets acquired through capital lease obligations	$-	$-	$8,435
Issuance of unregistered common stock associated with Navvis acquisition	$-	$3,262	$-
Issuance of unregistered common stock associated with Ascentia acquisition	$58	$-	$-

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011, and 2010

1.           Summary of Significant Accounting Policies

Healthways, Inc. and its wholly-owned subsidiaries provide specialized, comprehensive solutions to help people improve physical, emotional and social well-being, thereby reducing both direct healthcare costs and associated costs from the loss of health-related employee productivity.  In North America, our customers include health plans, employers, integrated healthcare systems, hospitals, physicians, and government entities in all 50 states and the District of Columbia. We also provide health improvement programs and services in Brazil, Australia, and France.

a.  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company.  We have eliminated all intercompany profits, transactions and balances.

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

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $39.1 million, $36.6 million, and $40.4 million, respectively, including amortization of assets recorded under capital leases.

Net computer software at December 31, 2012 and 2011 was $103.7 million and $76.7 million, respectively.  Depreciation expense related to computer software for the years ended December 31, 2012, 2011, and 2010 was $24.9 million, $21.4 million, and $24.3 million, respectively

e.  Other Assets - Other assets consist primarily of long-term investments, long-term customer incentives, and deferred loan costs net of accumulated amortization.

f.  Intangible Assets - Intangible assets subject to amortization primarily include customer contracts, acquired technology, patents, distributor and provider networks, a perpetual license, and other intangible assets which we amortize on a straight-line basis over estimated useful lives ranging from one to 25 years.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization at December 31, 2012 and 2011 consist of a trade name of $29.0 million.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

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

h. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that we are not currently meeting performance targets.

i. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly owned subsidiaries.  Generally accepted accounting principles in the United States (“U.S. GAAP”) generally require that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

j. Revenue Recognition - Our fees are generally billed on a per member per month (“PMPM”) basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers® fitness solution, include fees that are based upon member participation.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with a number of comprehensive strategic agreements extending to ten years in length.  Contracts with self-insured employers typically have two to four-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 7% of revenues recorded during the year ended December 31, 2012 were performance-based and were subject to final reconciliation as of December 31, 2012.

We recognize revenue as follows: (1) we recognize the fixed portion of PMPM fees and fees for service as revenue during the period we perform our services; and (2) we recognize performance-based revenue based on the most recent assessment of our performance, which represents the amount that the customer would legally be obligated to pay if the contract were terminated as of the latest balance sheet date.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2012, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $41.3 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2012, 2011 and 2010, we recognized a net increase in revenue of $9.2 million, $2.9 million, and $25.8 million that related to services provided prior to each respective year.

k.  Earnings (Loss) Per Share – We calculate basic earnings (loss) per share using weighted average common shares outstanding during the period.  We calculate diluted earnings (loss) per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period unless the impact would be anti-dilutive.  See Note 16 for a reconciliation of basic and diluted earnings (loss) per share.

l.  Share-Based Compensation – We recognize all share-based payments to employees, including grants of employee stock options, in the consolidated statements of operations based on estimated fair values at the date of grant.  See Note 13 for further information on share-based compensation.

m. Derivative Instruments and Hedging Activities – We record all derivatives at estimated fair value as either assets or liabilities on the consolidated balance sheets and recognize the unrealized gains and losses in either the consolidated balance sheets or statements of operations, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.  See Note 6 for further information on derivative instruments and hedging activities.

n. Management Estimates – In preparing our consolidated financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (2) the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.           Recent Accounting Standards

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.”  This standard eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU No. 2011-05, as amended by ASU No. 2011-12, is effective for interim and annual reporting periods beginning after December 15, 2011.  We adopted this standard for the interim period beginning January 1, 2012 and elected to present net income and other comprehensive income in one continuous statement for our quarterly filings on Form 10-Q and in two separate but consecutive statements for our annual filings on Form 10-K.  The adoption of this standard did not have an impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, Entities are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We do not expect the adoption of this standard to have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

3.           Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2010, 2011, and 2012 is shown below:

(In thousands)
Balance, December 31, 2009	$496,446
HealthHonors purchase price adjustment	(181)
Balance, December 31, 2010	496,265
Navvis purchase	21,527
Impairment loss	(182,400)
Balance, December 31, 2011	335,392
Ascentia purchase	3,303
Balance, December 31, 2012	$338,695

In October 2009, we acquired HealthHonors, a behavioral economics company that specializes in behavior change science and optimized use of incentives, for a net cash payment of $14.5 million and a multi-year earn-out arrangement with an acquisition date fair value of $3.0 million.  In 2010, we recorded a purchase price adjustment related to this acquisition of $0.2 million.

In August 2011, we acquired Navvis & Company (“Navvis”), a firm that provides strategic counsel and change management services to healthcare systems for $23.7 million in cash.  In addition, we issued 432,902 unregistered shares of our common stock which were valued in the aggregate at $3.3 million.

We performed a quantitative goodwill impairment review during the fourth quarter of 2011 (see Note 7), and as a result of changes in our long-term projections related to the wind-down of our contract with CIGNA, we recorded a $182.4 million goodwill impairment loss.

In April 2012, we acquired Ascentia Health Care Solutions (“Ascentia”), a firm that supports and promotes population health management, patient centered programs, payer strategies and physician practice enhancement programs, for $5.5 million in cash.  In addition, we issued 14,409 unregistered shares of our common stock which were valued in the aggregate at $0.1 million.

4.           Intangible Assets

Intangible assets subject to amortization at December 31, 2012 consisted of the following:

	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Customer contracts	$59,305	$44,571	$14,734
Acquired technology	29,287	24,299	4,988
Patents	24,337	12,723	11,614
Distributor and provider networks	8,709	6,669	2,040
Perpetual license to survey-based data	29,000	2,708	26,292
Other	5,097	3,586	1,511
Total	$155,735	$94,556	$61,179

Intangible assets subject to amortization at December 31, 2011 consisted of the following:

	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Customer contracts	$59,240	$37,763	$21,477
Acquired technology	26,757	23,129	3,628
Patents	24,125	10,205	13,920
Distributor and provider networks	8,709	6,148	2,561
Perpetual license to survey-based data	21,956	1,607	20,349
Other	5,067	3,054	2,013
Total	$145,854	$81,906	$63,948

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from one to 25 years.  Total amortization expense for the years ended December 31, 2012, 2011, and 2010, was $12.6 million, $13.4 million, and $12.4 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2013	$12,515
2014	11,087
2015	6,557
2016	4,785
2017	3,129
2018 and thereafter	23,106
Total	$61,179

Intangible assets not subject to amortization at December 31, 2012 and 2011 consist of a trade name of $29.0 million.  In the fourth quarter of 2011, we decided to discontinue the use of one of our trade names. As a result of this decision, we recorded an impairment loss of $0.9 million in December 2011 to write off this intangible asset.

5.           Income Taxes

Income tax expense is comprised of the following:

(In thousands)	Year Ended December 31,
	2012	2011	2010

Current taxes
Federal	$(1,271)	$9,388	$8,614
State	774	2,109	2,719
Foreign	1,754	1,707	196
Deferred taxes
Federal	4,803	2,169	16,148
State	413	438	1,964
Foreign	249	(425)	804
Total	$6,722	$15,386	$30,445

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax liability as of December 31, 2012 and 2011:

(In thousands)	December 31,	December 31,
	2012	2011

Deferred tax asset:
Accruals and reserves	$10,910	$10,068
Deferred compensation	6,597	9,754
Share-based payments	12,213	15,418
Net operating loss carryforwards	7,914	7,351
Other assets and liabilities	1,533	1,991
	39,167	44,582
Valuation allowance	(3,242)	(2,957)
	$35,925	$41,625
Deferred tax liability:
Property and equipment	$(47,317)	$(39,447)
Intangible assets	(15,700)	(17,998)
Other assets and liabilities	(122)	(830)
	(63,139)	(58,275)
Net deferred tax liability	$(27,214)	$(16,650)

Net current deferred tax asset	$8,839	$10,314
Net long-term deferred tax liability	(36,053)	(26,964)
	$(27,214)	$(16,650)

Based on the Company’s historical and expected future taxable earnings, we believe it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at December 31, 2012.

For 2012, 2011, and 2010, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.  We recorded a tax effect of $0.5 million in 2012, a tax effect of $1.1 million in 2011, and an immaterial tax effect in 2010 related to our interest rate swap agreements (see Note 6) to stockholders’ equity as a component of accumulated other comprehensive income (loss).

At December 31, 2012, we had international net operating loss carryforwards totaling approximately $12.4 million with an indefinite carryforward period, approximately $11.0 million of federal loss carryforwards originating from acquired entities, and approximately $16.0 million of state loss carryforwards.  We have provided a valuation allowance on certain deferred tax assets associated with our international net operating loss carryforwards.  The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, and expire in 2021 if not utilized.  The state loss carryforwards are expected to be fully utilized during 2013.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010

Statutory federal income tax	$5,161	$(49,808)	$27,221
Non-deductible goodwill impairment expense	—	61,785	—
State income taxes, less federal income tax benefit	453	1,520	3,318
Permanent items	389	434	(477)
Change in valuation allowance	285	972	337
Prior year tax adjustments	263	150	(55)
Other	171	333	101
Income tax expense	$6,722	$15,386	$30,445

Uncertain Tax Positions

As of December 31, 2012 and 2011, we had $1.3 and $1.4 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate.  Due to a scheduled lapse of statute in 2013, it is reasonably possible that unrecognized tax benefits will be reduced by $1.1 million during the next 12 months.  Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  During 2012, 2011, and 2010, we included an immaterial amount of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)

Unrecognized tax benefits at December 31, 2009 and December 31, 2010	$1,072
Increases based upon tax positions related to prior years	320
Unrecognized tax benefits at December 31, 2011	$1,392
Decreases based upon tax positions related to prior years	(44)
Unrecognized tax benefits at December 31, 2012	$1,348

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2009 to present.

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
Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 8), and we pay a fixed rate of interest with interest rates ranging from 0.370% to 3.385% plus a spread (see Note 8).  We maintain interest rate swap agreements with current notional amounts of $430.0 million and termination dates ranging from June 30, 2013 to December 31, 2016.  Of this amount, $180.0 million was effective at December 31, 2012, $30.0 million became effective in January 2013, $110.0 million will become effective in June 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at December 31, 2012 and December 31, 2011, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2012		December 31, 2011
(In thousands)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$73	$—	$315	$—
Total assets	$73	$—	$315	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$255	$—	$321	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	1,742	—	251
Other long-term liabilities	—	1,221	—	3,984
Total liabilities	$255	$2,963	$321	$4,235

See also Note 7.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of December 31, 2012, we expect to reclassify $2.0 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table sets forth the effect of our cash flow hedges on the consolidated balance sheets during the years ended December 31, 2012 and December 31, 2011:

(In thousands)	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2012	December 31, 2011
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$2,029	$1,913
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$3,302	$4,736

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2012, 2011, and 2010, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income in selling, general and administrative expenses.  At December 31, 2012, we had forward contracts with notional amounts of $15.1 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt.  These forward contracts did not have a material effect on our consolidated statements of comprehensive income during the years ended December 31, 2012 and 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011:

(In thousands) December 31, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$73	$73	$(73)	$—
Liabilities:
Foreign currency exchange contracts	$255	$255	$(73)	$182
Interest rate swap agreements	2,963	2,963	—	2,963

(In thousands) December 31, 2011	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$315	$315	$(212)	$103
Liabilities:
Foreign currency exchange contracts	$321	$321	$(212)	$109
Interest rate swap agreements	4,235	4,235	—	4,235

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

During the fourth quarter of 2012, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment).  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  However, we elected not to perform a qualitative assessment, instead proceeding to the quantitative review described below.

We estimated the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconciled the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management’s estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.  We determined that the carrying value of goodwill was not impaired based upon the impairment review.

Also during the fourth quarter of 2012, we estimated the fair value of our indefinite-lived intangible asset, which consisted of a trade name, using a present value technique, which required management’s estimate of future revenues attributable to this trade name, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.  We determined that the carrying value of the trade name was not impaired based upon the impairment review.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2012 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.8 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Fifth Amended Credit Agreement”), which includes a revolving credit facility and a term loan facility (see Note 8), is determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at December 31, 2012 are $286.9 million and $287.6 million, respectively.  Under the Fourth Amended and Restated Credit Agreement, which was in effect through June 7, 2012, the term loan was actively traded and was classified as a Level 1 valuation based on the market for identical instruments.

8.           Long-Term Debt

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $195.0 million of which remained outstanding on December 31, 2012, and an uncommitted incremental accordion facility of $200.0 million.  As of December 31, 2012, availability under the revolving credit facility totaled $55.0 million as calculated under the most restrictive covenant.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ( “LIBOR”) or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

We are required to repay outstanding revolving loans under the revolving credit facility on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.250% of the original aggregate principal amount of the term loans during each of the eight quarters beginning with the quarter ended September 30, 2012, (2) 1.875% of the original aggregate principal amount of the term loans during each of the next four quarters beginning with the quarter ending September 30, 2014, (3) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fifth Amended Credit Agreement for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2013	$10,000
2014	12,500
2015	17,500
2016	20,000
2017	227,575
2018 and thereafter	—
Total	$287,575

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  The Fifth Amended Credit Agreement also limits repurchases of the Company’s common stock and the amount of dividends that the Company can pay to holders of its common stock.  As of December 31, 2012, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.

On February 5, 2013, we entered into a First Amendment to the Fifth Amended Credit Agreement, which provided for, among other things, a temporary increase in the LIBOR margin and Base Rate margin of 0.25% through December 31, 2013, only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50.

As described in Note 6 above, as of December 31, 2012, we are a party to interest rate swap agreements for which we receive a variable rate of interest based on LIBOR and for which we pay a fixed rate of interest.

9.           Other Long-Term Liabilities

Other long-term liabilities consist primarily of deferred rent (see Note 12), a deferred compensation plan, and accrued performance cash (if pre-established performance metrics are met).

We have a non-qualified deferred compensation plan under which certain employees may defer a portion of their salaries and receive a Company matching contribution plus a discretionary contribution based on the Company’s performance against targets.  Company contributions vest equally over four years.  We do not fund the plan and carry it as an unsecured obligation.  Participants in the plan elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral.

As of December 31, 2012 and 2011, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $6.6 and $7.6 million, respectively, net of the current portions of $4.1 and $4.0 million, respectively.  For the next five years ended December 31, we must make estimated plan payments of $4.1 million, $0.8 million, $0.3 million, $0.3 million, and $0.1 million, respectively.

In addition, under our stock incentive plan, we issue performance-based cash awards to certain employees based on pre-established performance metrics. Based on achievement of the performance metrics, the awards vest on the third anniversary of the grant date and are paid shortly thereafter.

As of December 31, 2012 and 2011, other long-term liabilities included accrued performance cash amounts of $0.0 and $2.5 million, respectively, net of the current portions of $2.0 million and $6.0 million, respectively.  For the year ended December 31, 2013, we must make estimated performance cash payments of $2.0 million and $0.0 thereafter.

10.           Restructuring and Related Charges and Impairment Loss

In December 2012, we began a restructuring of the Company (the “2012 Restructuring”), which was largely completed by the end of 2012, primarily focused on capacity realignment.  Through December 31, 2012, we had incurred cumulative net cash and non-cash charges of approximately $1.8 million related to this restructuring, which primarily consisted of one-time termination benefits.  For the year ended December 31, 2012, these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

In November 2011, we began a restructuring of the Company (the “2011 Restructuring”), which was largely completed by the end of 2011, primarily focused on aligning our capacity requirements and organizational structure following CIGNA’s decision to wind-down its contract beginning in 2012.  The majority of these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

In November 2010, we began a restructuring of the Company (the “2010 Restructuring”), which was largely completed by the end of 2010, primarily focused on aligning resources with current and emerging markets and consolidating operating capacity.  The majority of these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges related to the 2012 Restructuring, 2011 Restructuring, and 2010 Restructuring activities described above during the year ended December 31, 2012 were as follows:

(In thousands)	2012	2011		2010
	Restructuring	Restructuring (1)		Restructuring(2)		Total
Accrued restructuring and related charges at December 31, 2009	$—	$—		$—		$—
Additions	—	—		8,507		8,507
Payments	—	—		(900)		(900)
Adjustments	—	—		—		—
Accrued restructuring and related charges at December 31, 2010	$—	$—		$7,607		7,607
Additions	—	8,430		—		8,430
Payments	—	(4)		(5,124)		(5,128)
Adjustments	—	—		(900)	(3)	(900)
Accrued restructuring and related charges at December 31, 2011	$—	$8,426		$1,583		10,009
Additions	1,773	—		—		1,773
Payments	—	(7,368)		(822)		(8,190)
Adjustments	—	(504)	(4)	(132)	(3)	(636)
Accrued restructuring and related charges at December 31, 2012	$1,773	$554		$629		2,956

(1) Excludes non-cash charges of approximately $0.6 million, which primarily consisted of share-based compensation costs.

(2) Excludes non-cash charges of approximately $1.8 million, which primarily consisted of share-based compensation costs.

(3) Adjustments resulted primarily from a favorable adjustment to lease termination costs due to a sublease of certain unused office space.

(4) Adjustments resulted primarily from actual employee tax and benefit amounts differing from previous estimates.

In December 2011, we recorded an impairment loss of $183.3 million which consisted of a goodwill impairment loss of $182.4 million (see Note 3) and an intangible asset write-off of $0.9 million (see Note 4).

11.           Commitments and Contingencies

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

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

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer (“Plaintiff”), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the “Board”) in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company’s 2007 Stock Incentive Plan (the “Plan”) by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company’s common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the “Performance Awards”).  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company’s 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged “excess” awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys’ fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.

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

Contractual Commitments

We entered into a 25-year strategic relationship agreement with Gallup in January 2008 and a 5-year global joint venture agreement with Gallup in October 2012.  We have minimum remaining contractual cash obligations of $49.5 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $161.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $331.3 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

12.           Leases

We maintain operating lease agreements principally for our corporate office space, our well-being improvement call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our well-being improvement call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona which contains additional corporate colleagues and one of our well-being improvement call centers.  In addition, we lease office space for our eight other well-being improvement call center locations for an aggregate of approximately 224,000 square feet of space with lease terms expiring on various dates from 2013 to 2016.  Our operations support and training offices contain approximately 40,000 square feet in aggregate and have lease terms expiring from 2014 to 2020.

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

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2012, 2011, and 2010, rent expense under lease agreements was approximately $12.9 million, $12.7 million, and $14.2 million, respectively.  Our capital lease obligations, which primarily include computer equipment leases, are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total sublease income of $0.7 million, under all capital leases and non-cancelable operating leases for each of the next five years and thereafter:

(In thousands)	Capital	Operating
Year ending December 31,	Leases	Leases
2013	$1,330	$14,062
2014	951	11,816
2015	41	10,675
2016	—	9,508
2017	—	9,183
2018 and thereafter	—	41,634
Total minimum lease payments	$2,322	$96,878
Less amount representing interest	(156)
Present value of minimum lease payments	2,166
Less current portion	(1,207)
	$959

13.        Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant, except in the case of certain performance awards which may be granted at a price above market value.  The options generally vest over or at the end of four years based on service conditions and expire seven or ten years from the date of grant.  Restricted stock units and restricted stock awards generally vest over or at the end of four years.  We recognize share-based compensation expense on a straight-line basis over the vesting period.  Options, restricted stock units, and restricted stock awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan).  At December 31, 2012, we have reserved approximately 1.1 million shares for future equity grants under our stock incentive plans.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2012, 2011, and 2010.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2012	2011	2010
Total share-based compensation	$6.4	$9.2	$11.5
Share-based compensation included in cost of services	3.0	4.1	5.0
Share-based compensation included in selling, general and administrative expenses	3.4	4.5	5.0
Share-based compensation included in restructuring and related charges	—	0.6	1.5
Total income tax benefit recognized	2.9	1.0	4.5

As of December 31, 2012, there was $14.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

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

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted average grant-date fair value of options per share	$4.01	$5.94	$7.22

Assumptions:
Expected volatility	54.4%	53.0%	51.9%
Expected dividends	—	—	—
Expected term (in years)	5.1	5.6	5.5
Risk-free rate	2.0%	2.4%	3.2%

A summary of option activity as of December 31, 2012 and the changes during the year then ended is presented below:

Options	Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2012	5,659	$17.58
Granted	854	7.81
Exercised	(402)	7.23
Forfeited	(606)	10.60
Expired	(816)	28.75
Outstanding at December 31, 2012	4,689	$15.65	5.5	$2,886
Exercisable at December 31, 2012	2,701	$19.51	3.4	$278

The total intrinsic value, which represents the difference between the underlying stock’s market price and the option’s exercise price, of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $1.9 million, and $1.9 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2012 was $2.8 million.  The actual tax benefit realized during 2012 for the tax deductions from option exercises totaled $0.5 million.  We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units (“nonvested shares”) is determined based on the closing bid price of the Company’s common stock on the grant date.  The weighted average grant-date fair value of nonvested shares granted during the years ended December 31, 2012, 2011 and 2010, was $8.29, $13.26, and $11.32, respectively.

The following table sets forth a summary of our nonvested shares as of December 31, 2012 as well as activity during the year then ended.  The total grant-date fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $7.4 million, and $10.0 million, respectively.

Nonvested Shares	Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	910	$12.22
Granted	573	8.29
Vested	(288)	12.40
Forfeited	(182)	10.68
Nonvested at December 31, 2012	1,013	$9.93

14.           Sale of Investment

In January 2009, a private company in which we held preferred stock (recorded in “other assets”) was acquired by a third party.  During the second quarter of 2010, we recognized a gain of $1.2 million related to the receipt of a final escrow payment as a result of this sale.

15.           Share Repurchases

Our Board authorized a share repurchase program which was publicly announced on October 21, 2010. The share repurchase program allowed for the repurchase of up to $60 million of our common stock from time to time in the open market or in privately negotiated transactions through October 19, 2012. No shares were repurchased between October 1, 2012 and October 19, 2012 pursuant to the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through 19, 2012	—	—	2,254,953	—

Total	—

16.           Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011, and 2010:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2012	2011	2010
Net income (loss)	$8,024	$(157,693)	$47,330

Denominator:
Shares used for basic earnings (loss) per share	33,597	33,677	34,129
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options (1)	37	—	384
Restricted stock units (1)	202	—	389
Shares used for diluted earnings (loss) per share (1)	33,836	33,677	34,902

Earnings per share:
Basic	$0.24	$(4.68)	$1.39
Diluted (1)	$0.24	$(4.68)	$1.36

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	4,926	4,845	3,863
Restricted stock units	193	469	81

(1) The assumed exercise of stock-based compensation awards for the year ended December 31, 2011 was not considered because the impact would be anti-dilutive.

17.           Stockholder Rights Plan

On June 19, 2000, our Board adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share.  As amended in June 2004 and July 2006, each right initially entitles its holder to purchase one one-hundredth of a Series A preferred share at $175.00, subject to adjustment.  Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights.

With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of our outstanding common stock.  Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of our assets or earning power.  The rights will expire on June 15, 2014.  Our Board reviews the plan periodically to determine if the maintenance and continuance of the plan is still in the best interests of the Company and its stockholders.

18.           Employee Benefits

We have a 401(k) Retirement Savings Plan (the “401(k) Plan”) available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the 401(k) Plan totaled $2.9 million, $3.5 million, and $3.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

19.           Segment Disclosures

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

During 2012, we derived approximately 11.5% of our revenues from one customer and during 2011 and 2010, we derived approximately 17% and 19%, respectively, from a separate customer, with no other customer comprising 10% or more of our revenues.

20.           Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2012	First	Second	Third	Fourth
	(1)			(2)
Revenues	$165,218	$170,214	$166,559	$175,180
Gross margin	$16,300	$32,061	$30,619	$28,217
Income (loss) before income taxes	$(4,116)	$8,732	$8,542	$1,587
Net income (loss)	$(2,665)	$5,057	$5,028	$604

Basic earnings (loss) per share (3)	$(0.08)	$0.15	$0.15	$0.02
Diluted earnings (loss) per share (3)	$(0.08)	$0.15	$0.15	$0.02

Year Ended December 31, 2011	First	Second	Third	Fourth
				(1) (4)
Revenues	$162,969	$169,596	$176,206	$179,995
Gross margin	$32,038	$34,617	$37,645	$37,503
Income (loss) before income taxes	$7,368	$10,268	$16,745	$(176,688)
Net income (loss)	$4,135	$5,778	$9,464	$(177,070)

Basic earnings (loss) per share (3)	$0.12	$0.17	$0.28	$(5.32)
Diluted earnings (loss) per share (3)	$0.12	$0.17	$0.28	$(5.32)

(1)	The assumed exercise of stock-based compensation awards for this period was not considered in the calculation of diluted earnings (loss) per share because the impact would have been anti-dilutive.

(2)	Includes charges related to one-time termination benefits associated with capacity realignment of $1.8 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited Healthways, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Healthways, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Healthways, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Healthways, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 15, 2013

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                   Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2012, has issued an attestation report on the Company’s internal control over financial reporting which is included in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings “Election of Directors,” “Corporate Governance,” and “Director Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Report, under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information required by this item will be included under the heading “Executive Compensation” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 and is incorporated herein by reference.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2012:

Plan Category (In thousands, except per share data)	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in first column)
Equity compensation plans approved by security holders	4,689	$15.65	1,064
Equity compensation plans not approved by security holders	-	-	-
Total	4,689	$15.65	1,064

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be included under the heading “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2013 and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.           The financial statements filed as part of this Report are included in Part II, Item 8 of this Report.

2.           We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the SEC or the information to be set forth therein is included in the financial statements or in the notes thereto.

3.           Exhibits

2.1
Stock Purchase Agreement dated October 11, 2006 among Healthways, Inc., Axia Health Management, Inc., and Axia Health Management LLC [incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 1, 2006, File No. 000-19364]

3.1	Restated Certificate of Incorporation, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2008, File No. 000-19364]

3.2	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company’s fiscal quarter ended February 29, 2004, File No. 000-19364]

3.3	Amendment to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, File No. 000-19364]

3.4	Amendment No. 2 to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 3, 2008, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2
Rights Agreement dated June 19, 2000 between the Company and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of the Company (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 21, 2000, File No. 000-19364]

4.3
Amendment No. 1 to Rights Agreement dated June 15, 2004 between the Company and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated June 17, 2004, File No. 000-19364]

4.4
Amendment No. 2 to Rights Agreement dated July 19, 2006 between the Company and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2006, File No. 000-19364]

10.1
Office Lease dated as of May 4, 2006 by and between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2006, File No. 000-19364]

10.2
Master Services Agreement between the Company and HP Enterprise Services, LLC [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2011, File No. 000-19364] *

10.3
Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated June 8, 2012 between the Company and SunTrust Bank as Administrative Agent, JPMorgan Chase Bank, N.A.as Documentation Agent, and U.S. Bank National Association and Fifth Third Bank as Co-Syndication Agents [incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K dated June 11, 2012, File No. 000-19364]

10.4
First Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated February 5, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2013, File No. 000-19364]

Management Contracts and Compensatory Plans

10.5	Amended and Restated Employment Agreement dated December 21, 2012 between the Company and Ben R. Leedle, Jr.

10.6	Amended and Restated Employment Agreement dated November 30, 2012 between the Company and Alfred Lumsdaine

10.7
Employment Agreement dated December 31, 2010 between the Company and Thomas Cox [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company’s fiscal year ended December 31, 2010, File No. 000-19364]

10.8
Severance Agreement and General Release dated June 28, 2012 between the Company and Thomas Cox [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2012, File No. 000-19364]

10.9
Employment Agreement dated August 31, 2011 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.12 to Form 10-K of the Company’s fiscal year ended December 31, 2011, File No. 000-19364]

10.10	Amendment to Employment Agreement dated December 1, 2012 between the Company and Michael R. Farris

10.11
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2012, File No. 000-19364]

10.12
Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2012, File No. 000-19364]

10.13
Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2012, File No. 000-19364]

10.14	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2011, File No. 000-19364]

10.15	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.16	2007 Stock Incentive Plan, as amended

10.17	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company’s fiscal year ended August 31, 2006, File No. 000-19364]

10.18	Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company’s fiscal year ended August 31, 2006, File No. 000-19364]

10.19
Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company’s fiscal year ended August 31, 2007, File No. 000-19364]

10.20
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company’s fiscal year ended August 31, 2007, File No. 000-19364]

10.21
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010, File No. 000-19364]

10.22
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2010, File No. 000-19364]

10.23
2007 Stock Incentive Plan Performance Cash Award Agreement dated March 3, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2009, File No. 000-19364]

10.24
2007 Stock Incentive Plan Performance Cash Award Agreement dated May 25, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2011, File No. 000-19364]

10.25
Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2012, File No. 000-19364]

10.26
Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2012, File No. 000-19364]

10.27
2007 Stock Incentive Plan Performance Cash Award Agreement dated January 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2012, File No. 000-19364]

10.28	Form of Non-Qualified Stock Option Agreement under the Company’s 2007 Stock Incentive Plan

10.29	Form of Restricted Stock Unit Award Agreement under the Company’s 2007 Stock Incentive Plan

10.30	2007 Stock Incentive Plan Performance Cash Award Agreement dated February 28, 2013

10.31	2007 Stock Incentive Plan Performance Cash Award Agreement for Peter Choueiri dated February 28, 2013

14.1	Code of Business Conduct of Healthways, Inc. [ incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K dated August 12, 2011, File No. 000-19364]

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

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

HEALTHWAYS, INC

March 15, 2013	By: /s/ Ben R. Leedle, Jr. Ben R. Leedle, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Ben R. Leedle, Jr.	Chief Executive Officer and Director (Principal	March 15, 2013
Ben R. Leedle, Jr.	Executive Officer)
/s/ Alfred Lumsdaine	Chief Financial Officer (Principal Financial Officer)	March 15, 2013
Alfred Lumsdaine /s/ Glenn Hargreaves	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2013
Glenn Hargreaves

/s/ John W. Ballantine	Chairman of the Board and Director	March 15, 2013
John W. Ballantine

/s/ Thomas G. Cigarran	Chairman Emeritus and Director	March 15, 2013
Thomas G. Cigarran

/s/ William D. Novelli	Director	March 15, 2013
William D. Novelli

/s/ William C. O’Neil, Jr.	Director	March 15, 2013
William C. O'Neil, Jr.

/s/ John A. Wickens	Director	March 15, 2013
John A. Wickens

/s/ Mary Jane England, M.D.	Director	March 15, 2013
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	March 15, 2013
Alison Taunton-Rigby

/s/ Jay C. Bisgard, M.D.	Director	March 15, 2013
Jay C. Bisgard, M.D.

/s/ C. Warren Neel	Director	March 15, 2013
C. Warren Neel

/s/ Kevin Wills	Director	March 15, 2013
Kevin Wills