Form 10-Q
period 2013-03-31
HEALTHWAYS, INC
filed 2013-05-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Yes   ☒  No   
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒   No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                     Accelerated filer ☒

Non-accelerated filer 	(Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  ☒

As of May 6, 2013, there were outstanding 34,197,574 shares of the registrant’s common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$2,384	$1,759
Accounts receivable, net	92,554	108,337
Prepaid expenses	8,915	9,727
Other current assets	9,237	7,227
Income taxes receivable	5,242	5,920
Deferred tax asset	9,026	8,839
Total current assets	127,358	141,809

Property and equipment:
Leasehold improvements	41,089	40,679
Computer equipment and related software	272,007	267,902
Furniture and office equipment	24,221	23,552
Capital projects in process	15,153	11,799
	352,470	343,932
Less accumulated depreciation	(197,322)	(187,438)
	155,148	156,494

Other assets	21,092	21,042

Intangible assets, net	86,963	90,228
Goodwill, net	338,605	338,695

Total assets	$729,166	$748,268

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$33,969	$26,343
Accrued salaries and benefits	18,249	24,909
Accrued liabilities	43,083	39,234
Deferred revenue	5,951	5,643
Contract billings in excess of earned revenue	16,846	14,793
Current portion of long-term debt	11,634	11,801
Current portion of long-term liabilities	3,413	5,535
Total current liabilities	133,145	128,258

Long-term debt	257,187	278,534
Long-term deferred tax liability	36,314	36,053
Other long-term liabilities	26,277	26,602

Stockholders’ equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
34,133,567 and 33,924,464 shares outstanding, respectively	34	34
Additional paid-in capital	252,530	251,357
Retained earnings	52,592	56,541
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(731)	(929)
Total stockholders’ equity	276,243	278,821

Total liabilities and stockholders’ equity	$729,166	$748,268

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$165,165	$165,218
Cost of services (exclusive of depreciation and amortization of $8,825, and $8,683, respectively, included below)	141,257	140,235
Selling, general and administrative expenses	13,098	13,739
Depreciation and amortization	13,533	12,173

Operating loss	(2,723)	(929)
Interest expense	3,321	3,187

Loss before income taxes	(6,044)	(4,116)
Income tax benefit	(2,095)	(1,451)

Net loss	$(3,949)	$(2,665)

Loss per share:
Basic	$(0.12)	$(0.08)

Diluted (1)	$(0.12)	$(0.08)

Comprehensive loss	$(3,751)	$(2,258)

Weighted average common shares
and equivalents:
Basic	34,018	33,346
Diluted (1)	34,018	33,346

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2013 and March 31, 2012 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2012	$—	$34	$251,357	$56,541	$(28,182)	$(929)	$278,821

Comprehensive income (loss)	—	—	—	(3,949)	—	198	(3,751)

Exercise of stock options	—	—	360	—	—	—	360

Tax effect of stock options and restricted stock units	—	—	(724)	—	—	—	(724)

Share-based employee compensation expense	—	—	1,537	—	—	—	1,537

Balance, March 31, 2013	$—	$34	$252,530	$52,592	$(28,182)	$(731)	$276,243

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,949)	$(2,665)
Adjustments to reconcile net loss to net cash flows provided by (used in)
operating activities, net of business acquisitions:
Depreciation and amortization	13,533	12,173
Amortization and write-off of deferred loan costs	235	435
Share-based employee compensation expense	1,537	1,394
Deferred income taxes	50	(1,562)
Excess tax benefits from share-based payment arrangements	(137)	(3)
Decrease (increase) in accounts receivable, net	15,936	(10,226)
(Increase) decrease in other current assets	(128)	2,024
Increase (decrease) in accounts payable	77	(5,002)
Decrease in accrued salaries and benefits	(7,193)	(14,063)
Increase in other current liabilities	6,919	8,241
Other	(851)	(2,320)
Net cash flows provided by (used in) operating activities	26,029	(11,574)

Cash flows from investing activities:
Acquisition of property and equipment	(11,264)	(15,085)
Other	(1,918)	(1,825)
Net cash flows used in investing activities	(13,182)	(16,910)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	105,200	115,575
Payments of long-term debt	(127,078)	(91,228)
Deferred loan costs	(744)	—
Excess tax benefits from share-based payment arrangements	137	3
Exercise of stock options	360	9
Change in outstanding checks and other	10,257	4,287
Net cash flows (used in) provided by financing activities	(11,868)	28,646

Effect of exchange rate changes on cash	(354)	120

Net increase in cash and cash equivalents	625	282

Cash and cash equivalents, beginning of period	1,759	864

Cash and cash equivalents, end of period	$2,384	$1,146

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries (“Healthways,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2)	Recent Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We adopted this standard for the fiscal year beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We adopted this standard for the interim period beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three months ended March 31, 2013 and 2012, we recognized share-based compensation costs of $1.5 million and $1.4 million, respectively.

A summary of our stock options as of March 31, 2013 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2013	4,689	$15.65
Granted	894	12.85
Exercised	(95)	9.74
Forfeited	(75)	9.63
Expired	(31)	19.55
Outstanding at March 31, 2013	5,382	15.35	6.06	$5,526
Exercisable at March 31, 2013	2,959	18.82	3.70	$1,459

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 was $7.06.

The following table shows a summary of our restricted stock and restricted stock units (“nonvested shares”) as of March 31, 2013, as well as activity during the three months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2013	1,013	$9.93
Granted	146	12.84
Vested	(167)	10.29
Forfeited	(41)	9.63
Nonvested at March 31, 2013	951	$10.33

(4)	Income Taxes

Our effective tax benefit rate remained relatively consistent at approximately 35% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2009 to present.

(5)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rates and foreign currencies.  We record all derivatives at estimated fair value as either assets or liabilities on the consolidated balance sheets and recognize the unrealized gains and losses in either the consolidated balance sheets or statements of comprehensive loss, depending on whether the derivative is designated as a hedging instrument.  As permitted under our master netting arrangements, the fair value amounts of our derivative instruments are presented on a net basis by counterparty in the consolidated balance sheets.

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 7), and we pay a fixed rate of interest with interest rates ranging from 0.370% to 3.385% plus a spread (see Note 7).  We maintain interest rate swap agreements with current notional amounts of $415.0 million and termination dates ranging from June 30, 2013 to December 31, 2016.  Of this amount, $195.0 million was effective at March 31, 2013, $110.0 million will become effective in June 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at March 31, 2013 and December 31, 2012, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	March 31, 2013		December 31, 2012
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:

Derivatives not designated as hedging instruments:
Other current assets	$35	$—	$73	$—
Total assets	$35	$—	$73	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$103	$—	$255	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	1,128	—	1,742
Other long-term liabilities	—	1,263	—	1,221
Total liabilities	$103	$2,391	$255	$2,963

See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss (“accumulated OCI”).  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2013, we expect to reclassify $1.6 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three months ended March 31, 2013 and March 31, 2012:

(In $000s)	For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2013	March 31, 2012
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$58	$371
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$629	$929

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2013 and 2012, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income in selling, general and administrative expenses.  At March 31, 2013, we had forward contracts with notional amounts of $6.6 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt.  These forward contracts did not have a material effect on our consolidated statements of comprehensive income during the three months ended March 31, 2013 and 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:
(In $000s) March 31, 2013	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$35	$35	$(30)	$5
Liabilities:
Foreign currency exchange contracts	$103	$103	$(30)	$73
Interest rate swap agreements	2,391	2,391	—	2,391

(In $000s) December 31, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$73	$73	$(73)	$—
Liabilities:
Foreign currency exchange contracts	$255	$255	$(73)	$182
Interest rate swap agreements	2,963	2,963	—	2,963

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2013 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.4 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the “Fifth Amended Credit Agreement”), which includes a revolving credit facility and a term loan facility (see Note 7), is determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at March 31, 2013 are $265.7 million and $266.4 million, respectively.

(7)	Long-Term Debt

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $192.5 million of which remained outstanding on March 31, 2013, and an uncommitted incremental accordion facility of $200.0 million.  As of March 31, 2013, availability under the revolving credit facility totaled $82.6 million as calculated under the most restrictive covenant.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits (“LIBOR”) or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

On February 5, 2013, we entered into a First Amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.

We are required to repay outstanding revolving loans under the revolving credit facility in full on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.250% of the original aggregate principal amount of the term loans during each of the eight quarters beginning with the quarter ended September 30, 2012, (2) 1.875% of the original aggregate principal amount of the term loans during each of the next four quarters beginning with the quarter ending September 30, 2014, and (3) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of March 31, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of the Company’s common stock and the amount of dividends that the Company can pay to holders of its common stock.

(8)	Restructuring and Related Charges

In December 2012, we began a restructuring of the Company (the “2012 Restructuring”), which was largely completed by the end of 2012, primarily focused on capacity realignment.

In November 2011, we began a restructuring of the Company (the “2011 Restructuring”), which was largely completed by the end of 2011, primarily focused on aligning our capacity requirements and organizational structure following the decision of CIGNA Healthcare, Inc. (“CIGNA”) to wind-down its contract beginning in 2012.

In November 2010, we began a restructuring of the Company (the “2010 Restructuring”), which was largely completed by the end of 2010, primarily focused on aligning resources with current and emerging markets and consolidating operating capacity.

For each of the 2012, 2011 and 2010 Restructurings, the majority of these charges were presented as a separate line item in the consolidated statement of operations contained in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.  We do not expect to incur significant additional costs or adjustments related to these restructurings.  The change in accrued restructuring and related charges related to the 2012 Restructuring, 2011 Restructuring, and 2010 Restructuring activities described above during the three months ended March 31, 2013 were as follows:

(In thousands)	2012	2011	2010
	Restructuring	Restructuring	Restructuring	Total
Accrued restructuring and related charges at January 1, 2013	$1,773	$554	$629	$2,956
Payments	(1,449)	(232)	(94)	(1,775)
Adjustments (1)	(78)	(32)	(7)	(117)
Accrued restructuring and related charges at March 31, 2013	$246	$290	$528	$1,064

(1) Adjustments for the three months ended March 31, 2013 resulted primarily from actual employee tax and benefit amounts differing from previous estimates.

(9)	Commitments and Contingencies

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitrati.2on with the American Arbitration Association in Minneapolis alleging a violation of certain contract provisions.  We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota.  We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

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

Contractual Commitments

We entered into a 25-year strategic relationship agreement with Gallup in January 2008 and a 5-year global joint venture agreement with Gallup in October 2012.  We have minimum remaining contractual cash obligations of $47.9 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $154.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $316.2 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(10)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

(In 000s, except per share data)	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss - numerator for basic loss per share	$(3,949)	$(2,665)

Denominator:
Shares used for basic loss per share	34,018	33,346
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	—
Restricted stock units (1)	—	—
Shares used for diluted loss per share (1)	34,018	33,346

Loss per share:
Basic	$(0.12)	$(0.08)
Diluted (1)	$(0.12)	$(0.08)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	4,276	5,376
Restricted stock units	489	487

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2013 and 2012 was not considered because the impact would be anti-dilutive.

(11)	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2013 and 2012:

	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total

Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive loss before reclassifications, net of tax	(35)	(147)	(182)
Amounts reclassified from accumulated OCI, net of tax	380	—	380
Net increase (decrease) in other comprehensive income (loss), net of tax	345	(147)	198
Accumulated OCI, net of tax, as of March 31, 2013	$(1,445)	$714	$(731)

	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total

Accumulated OCI, net of tax, as of January 1, 2012	$(2,570)	$781	$(1,789)
Other comprehensive loss before reclassifications, net of tax	(214)	59	(155)
Amounts reclassified from accumulated OCI, net of tax	562	—	562
Net increase in other comprehensive income (loss), net of tax	348	59	407
Accumulated OCI, net of tax, as of March 31, 2012	$(2,222)	$840	$(1,382)

The following table provides details about reclassifications out of accumulated OCI for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Statement of Operations Classification
	2013	2012
Net change in fair value of interest rate swaps
Losses on interest rate swap agreements	$629	$929	Interest expense
Income tax benefit on interest rate swap agreement losses	(249)	(367)	Income tax benefit
	$380	$562	Net income

See Note 5 for further discussion of our interest rate swaps.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•
fostering wellness and disease prevention through total population screening, well-being assessments, development of personal well-being plans, and engagement with self-directed tools including nutrition, exercise, health challenges and tracking available through web and mobile devices; and

•	engaging people in health improvement programs, such as fitness, stress management, weight management, depression prevention, chiropractic, and complementary and alternative medicine.

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic;
•	the impact of legal proceedings involving us and/or our subsidiaries; and
•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contract Terms

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

Our contracts with health plans and integrated healthcare systems generally range from three to five years with certain comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two- to four-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 2% of revenues recorded during the three months ended March 31, 2013 were performance-based and were subject to final reconciliation as of March 31, 2013.

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

We believe it is critical to impact an entire population’s well-being and underlying health status in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to create a definitive measure and empiric database of changes in the well-being of the U.S. population, known as the Gallup-Healthways Well-Being Index® (“WBI”), as well as processes to establish benchmarking for purposes of comparing the well-being of any subset of the national population.  The responses to the over 1.9 million completed WBI surveys to date have provided Gallup and us with an unmatched database to support our mutual goal of understanding the causes and effects of well-being for a population.  In October 2012, we created a global joint venture with Gallup that will develop the next generation of Gallup-Healthways individual well-being assessment tools to provide employers, health providers, insurers and other interested parties with validated tools to assess, measure and report on changes in the well-being of their employees, patients, members and customers.  In addition, Gallup will incorporate well-being into the construct of its World Poll to aid in satisfying a growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

To enhance well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their well-being and underlying health status regardless of their starting point.  Published, peer reviewed studies prove we can achieve well-being improvements in a population that generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her well-being journey.

Our strategy includes, as a priority, the ongoing expansion of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer’s population are eligible to receive our services.  A number of contracts signed since 2011, domestically and abroad, have expanded both the level of integration and breadth of services provided to major health plans, in some cases as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include care management and pharmacy benefit management, as well as health promotion, prevention and quality improvement solutions.

Significant changes in government regulation of healthcare continue to afford us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians, in addition to health plans and employers.  In 2011, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare’s rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. Beginning in 2012, we signed and began the implementation of the initial set of contracts with integrated healthcare systems to provide these services.

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

Our strategy also includes the ongoing enhancement and deployment of our proprietary technology platform known as Embrace®.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof.

We plan to increase our competitive advantage in delivering our services by leveraging the scope of our capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks, and fitness center relationships.  We also plan to continue to scale the delivery of our solutions employing a blend of our scalable, state-of-the-art well-being improvement call centers and proprietary technologies, modalities, and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support the “Healthiest State” initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through Internet and personal device delivery methods; and our expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program, Innergy, resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

We will continue to enhance, expand and integrate additional capabilities with health plans, integrated healthcare systems, employers, domestic government entities, and communities, as well as the public and private sectors of healthcare in international markets.

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements (“performance-based”).  Approximately 2% of revenues recorded during the three months ended March 31, 2013 were performance-based and were subject to final reconciliation as of March 31, 2013.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2013, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $14.2 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the three months ended March 31, 2013, we recognized a net increase in revenue of $1.9 million related to services provided prior to 2013.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive loss for the three months ended March 31, 2013 and 2012 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2013	2012

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	85.5%	84.9%
Selling, general and administrative expenses	7.9%	8.3%
Depreciation and amortization	8.2%	7.4%
Operating loss	(1.6)%	(0.6)%

Interest expense	2.0%	1.9%

Loss before income taxes(1)	(3.7)%	(2.5)%
Income tax benefit	(1.3)%	(0.9)%

Net loss	(2.4)%	(1.6)%

(1) Figures may not add due to rounding.

Revenues

Revenues remained consistent at approximately $165.2 million for the three months ended March 31, 2013 compared to the same period in 2012, although there were offsetting increases and decreases within the periods.  Increases in revenue were due primarily to the commencement of contracts with new customers and a lower percentage of fees at risk for the three months ended March 31, 2013.  These increases were offset by decreases in revenue primarily from the termination of our contract with CIGNA in February 2013, as well as the termination of one other health plan contract (the “two terminated contracts”).

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 85.5% for the three months ended March 31, 2013, compared to 84.9% for the three months ended March 31, 2012, primarily due to the following:

•	the wind-down of the two terminated contracts, which carried a lower than average cost of services as a percentage of revenues; and
•
an expanded and extended contract in mid-2012 which moved from a cost-plus model to a volume-based model in which revenues are expected to ramp over time, while the underlying cost structure remained consistent with the three months ended March 31, 2012.

These increases were partially offset by decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues primarily due to efficiencies gained in our fitness solutions due to economies of scale and decreased costs associated with an initiative to promote member participation in certain of our programs as a result of a change in the timing of this initiative.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 7.9% for the three months ended March 31, 2013, compared to 8.3% for the three months ended March 31, 2012, primarily due to an insurance reimbursement for certain previously incurred legal expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to increased depreciation expense related to our Embrace platform.

Interest Expense

Interest expense remained relatively consistent at approximately 2.0% as a percentage of revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Income Tax Expense

Our effective tax benefit rate remained relatively consistent at approximately 35% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

 Outlook

Despite the loss of the two terminated contracts, we anticipate that revenues for 2013 will increase over 2012 primarily due to increased revenues from new and expanded contracts and from our fitness solutions.

We expect cost of services as a percentage of revenues for 2013 to increase slightly compared to 2012 primarily due to the wind down of the two terminated contracts, both of which carried a lower than average cost of services as a percentage of revenues.  In addition, we anticipate that, due to the nature of recent significant new and expanded contracts, costs on these contracts may be incurred before revenues are fully expressed.  We expect selling, general and administrative expenses as a percentage of revenues for 2013 to decrease compared to 2012 primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of expected growth in our operations.  We anticipate depreciation and amortization expense for 2013 will increase compared to 2012 primarily due to continued investment in our Embrace platform.

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

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2013 provided cash of $26.0 million compared to a use of cash of $11.6 million for the three months ended March 31, 2012, primarily due to a decrease in days sales outstanding in accounts receivable from 60 days at March 31, 2012 to 51 days at March 31, 2013.

Investing activities during the three months ended March 31, 2013 used $13.2 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the three months ended March 31, 2013 used $11.9 million in cash, primarily due to net payments under the Fifth Amended Credit Agreement.

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $192.5 million of which remained outstanding on March 31, 2013, and an uncommitted incremental accordion facility of $200.0 million.  As of March 31, 2013, availability under the revolving credit facility totaled $82.6 million as calculated under the most restrictive covenant.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits (“LIBOR”) or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company’s active domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

On February 5, 2013, we entered into a First Amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.

We are required to repay outstanding revolving loans under the revolving credit facility in full on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.250% of the original aggregate principal amount of the term loans during each of the eight quarters beginning with the quarter ended September 30, 2012, (2) 1.875% of the original aggregate principal amount of the term loans during each of the next four quarters beginning with the quarter ending September 30, 2014, and (3) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of March 31, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of the Company’s common stock and the amount of dividends that the Company can pay to holders of its common stock.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.370% to 3.385% plus a spread (see Note 7 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $415.0 million and termination dates ranging from June 30, 2013 to December 31, 2016.  Of this amount, $195.0 million was effective at March 31, 2013, $110.0 million will become effective in June 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We adopted this standard for the fiscal year beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,”  which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, Entities are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We adopted this standard for the interim period beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the Base Rate (as previously defined), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  On February 5, 2013, we entered into a First Amendment to the Fifth Amended Credit Agreement, which provided for, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.370% to 3.385% plus a spread.

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.2 million for the three months ended March 31, 2013.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2013.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group (“ASH”) amended a claim (the “Amended Claim”) that it had previously filed against the Company in the U.S. District Court in the Southern District of California (“Court”) on December 2, 2011 (the “Original Claim”).  The Original Claim alleged that the Company’s exclusivity provisions in some of its contracts with participating locations in its SilverSneakers® fitness network violate California’s Unfair Competition Law (“UCL”) and that the Company interfered with ASH’s contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company is in violation of the Sherman Antitrust Act (the “Act”) because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.  Under the Amended Claim, ASH is seeking damages in excess of $15,000,000, treble damages under the Act, and injunctive relief.  The Company has asserted counterclaims against ASH for interference and violation of the UCL, and on October 12, 2012, the Court granted the Company’s motion to add an additional counterclaim that ASH has falsely advertised the composition of its fitness facility network in violation of the Lanham Act.

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

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

10.2	Second Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated March 15, 2013 between the Company and SunTrust Bank as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 9, 2013	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)