Form 10-Q
period 2013-06-30
HEALTHWAYS, INC
filed 2013-08-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

615-614-4929
(Registrant's Telephone Number, Including Area Code)

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
Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                      Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of August 6, 2013, there were outstanding 34,398,507 shares of the registrant's common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$2,251	$1,759
Accounts receivable, net	82,455	108,337
Prepaid expenses	11,580	9,727
Other current assets	12,503	7,227
Income taxes receivable	4,378	5,920
Deferred tax asset	8,451	8,839
Total current assets	121,618	141,809

Property and equipment:
Leasehold improvements	38,316	40,679
Computer equipment and related software	275,164	267,902
Furniture and office equipment	23,532	23,552
Capital projects in process	19,745	11,799
	356,757	343,932
Less accumulated depreciation	(201,253)	(187,438)
	155,504	156,494

Other assets	21,602	21,042
Intangible assets, net	84,408	90,228
Goodwill, net	339,132	338,695

Total assets	$722,264	$748,268
See accompanying notes to the consolidated financial statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$35,304	$26,343
Accrued salaries and benefits	17,345	24,909
Accrued liabilities	36,512	39,234
Deferred revenue	6,252	5,643
Contract billings in excess of earned revenue	19,064	14,793
Current portion of long-term debt	12,877	11,801
Current portion of long-term liabilities	3,325	5,535
Total current liabilities	130,679	128,258

Long-term debt	253,990	278,534
Long-term deferred tax liability	33,545	36,053
Other long-term liabilities	25,302	26,602

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized,34,288,207 and 33,924,464 shares outstanding, respectively	34	34
Additional paid-in capital	256,172	251,357
Retained earnings	51,490	56,541
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(766)	(929)
Total stockholders' equity	278,748	278,821

Total liabilities and stockholders' equity	$722,264	$748,268

See accompanying notes to the consolidated financial statements

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$162,270	$170,214	$327,435	$335,432
Cost of services (exclusive of depreciation and amortization of $8,886, $8,848, $17,712, and $17,531, respectively, included below)	133,468	129,305	274,726	269,540
Selling, general and administrative expenses	14,279	14,989	27,377	28,729
Depreciation and amortization	13,015	12,801	26,548	24,974

Operating income (loss)	1,508	13,119	(1,216)	12,189
Interest expense	3,158	4,387	6,479	7,572

Income (loss) before income taxes	(1,650)	8,732	(7,695)	4,617
Income tax expense (benefit)	(549)	3,675	(2,644)	2,225

Net income (loss)	$(1,101)	$5,057	$(5,051)	$2,392

Earnings (loss) per share:
Basic	$(0.03)	$0.15	$(0.15)	$0.07

Diluted (1)	$(0.03)	$0.15	$(0.15)	$0.07

Comprehensive income (loss)	$(1,136)	$5,037	$(4,888)	$2,779

Weighted average common shares and equivalents:
Basic	34,188	33,424	34,089	33,385
Diluted (1)	34,188	33,525	34,089	33,524

(1) The assumed exercise of stock-based compensation awards for the three and six months ended June 30, 2013 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$—	$34	$251,357	$56,541	$(28,182)	$(929)	$278,821

Comprehensive income (loss)	—	—	—	(5,051)	—	163	(4,888)

Exercise of stock options	—	—	2,164	—	—	—	2,164

Tax effect of stock options and restricted stock units	—	—	(807)	—	—	—	(807)

Share-based employee compensation expense	—	—	3,458	—	—	—	3,458

Balance, June 30, 2013	$—	$34	$256,172	$51,490	$(28,182)	$(766)	$278,748

 See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,051)	$2,392
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	26,548	24,974
Amortization and write-off of deferred loan costs	483	1,870
Share-based employee compensation expense	3,458	2,730
Deferred income taxes	500	(1,510)
Excess tax benefits from share-based payment arrangements	(231)	(3)
Decrease (increase) in accounts receivable, net	26,613	(7,820)
(Increase) decrease in other current assets	(3,917)	1,741
Decrease in accounts payable	(1,611)	(6,930)
Decrease in accrued salaries and benefits	(8,090)	(12,260)
Increase in other current liabilities	293	9,646
Other	(96)	(3,621)
Net cash flows provided by operating activities	38,899	11,209

Cash flows from investing activities:
Acquisition of property and equipment	(19,579)	(27,790)
Business acquisitions, net of cash acquired	(830)	(4,693)
Other	(3,843)	(4,279)
Net cash flows used in investing activities	(24,252)	(36,762)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	228,625	569,675
Payments of long-term debt	(254,252)	(545,280)
Deferred loan costs	(1,180)	(2,547)
Excess tax benefits from share-based payment arrangements	231	3
Exercise of stock options	2,164	9
Change in outstanding checks and other	11,366	4,190
Net cash flows (used in) provided by financing activities	(13,046)	26,050

Effect of exchange rate changes on cash	(1,109)	(39)

Net increase in cash and cash equivalents	492	458

Cash and cash equivalents, beginning of period	1,759	864

Cash and cash equivalents, end of period	$2,251	$1,322

                          See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)            Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries ("Healthways," the "Company," or such terms as "we," "us," or "our") reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

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

(2)            Recent Accounting Standards

In July 2012, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment."  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We adopted this standard for the fiscal year beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We adopted this standard for the interim period beginning January 1, 2013. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)          Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three and six months ended June 30, 2013, we recognized share-based compensation costs of $1.9 million and $3.5 million, respectively.  For the three and six months ended June 30, 2012, we recognized share-based compensation costs of $1.3 million and $2.7 million, respectively.

A summary of our stock options as of June 30, 2013 and changes during the six months then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (000s)	Exercise Price	Contractual Term (years)	Value ($000s)
Options
Outstanding at January 1, 2013	4,689	$15.65
Granted	1,006	12.93
Exercised	(267)	10.56
Forfeited	(95)	10.34
Expired	(58)	19.83
Outstanding at June 30, 2013	5,275	15.44	6.00	$22,229
Exercisable at June 30, 2013	2,848	$19.03	3.66	$7,291

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2013 was $7.44 and $7.10, respectively.

The following table shows a summary of our restricted stock and restricted stock units ("nonvested shares") as of June 30, 2013, as well as activity during the six months then ended:

		Weighted-
		Average
	Shares	Grant Date
	(000s)	Fair Value
Nonvested Shares
Nonvested at January 1, 2013	1,013	$9.93
Granted	183	13.05
Vested	(213)	10.43
Forfeited	(47)	9.72
Nonvested at June 30, 2013	936	$10.44

(4)          Income Taxes

For the three and six months ended June 30, 2013, we had an effective tax benefit rate of 33.3% and 34.4%, respectively, compared to an effective tax expense rate of 42.1% and 48.2%, respectively, for the three and six months ended June 30, 2012. The decrease in the effective rate was largely attributable to the impact of certain losses related to international operations for which we currently are not able to recognize a tax benefit. Because we had a pre-tax loss for the three and six months ended June 30, 2013, these non-deductible expenses served to reduce our effective tax benefit rate for the period, whereas the same type of expenses served to increase our effective tax expense rate during the three and six months ended June 30, 2012.

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

Interest Rate

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 7), and we pay a fixed rate of interest with interest rates ranging from 0.465% to 3.385% plus a spread (see Note 7).  We maintain interest rate swap agreements with current notional amounts of $325.0 million and termination dates ranging from November 2013 to December 2016.  Of this amount, $105.0 million was effective at June 30, 2013, $110.0 million will become effective in July 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at June 30, 2013 and December 31, 2012, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	June 30, 2013		December 31, 2012
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$321	$—	$73	$—
Total assets	$321	$—	$73	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$55	$—	$255	$—

Derivatives designated as hedging instruments:
Accrued liabilities	—	602	—	1,742
Other long-term liabilities	—	484	—	1,221
Total liabilities	$55	$1,086	$255	$2,963

          See also Note 6.

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements.  Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2013, we expect to reclassify $1.2 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.
     The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and six months ended June 30, 2013 and 2012:
(In $000s)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$(754)	$406	$(696)	$777
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$551	$859	$1,180	$1,788

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and six months ended June 30, 2013 and 2012, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income in selling, general and administrative expenses.  At June 30, 2013, we had forward contracts with notional amounts of $5.3 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt.  These forward contracts did not have a material effect on our consolidated statements of comprehensive income (loss) during the three and six months ended June 30, 2013 and 2012.

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

Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-based valuation techniques in which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:  Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

June 30, 2013	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$321	$321	$(55)	$266
Liabilities:
Foreign currency exchange contracts	$55	$55	$(55)	$—
Interest rate swap agreements	1,086	1,086	—	1,086

December 31, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$73	$73	$(73)	$—
Liabilities:
Foreign currency exchange contracts	$255	$255	$(73)	$182
Interest rate swap agreements	2,963	2,963	—	2,963

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts and interest rate swap agreements, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2013 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.3 million approximates fair value because of the short maturity of those instruments (less than three months).

•	Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement"), which includes a revolving credit facility and a term loan facility (see Note 7), is determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at June 30, 2013 are $262.8 million and $263.5 million, respectively.

(7)          Long-Term Debt

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $190.0 million of which remained outstanding on June 30, 2013, and an uncommitted incremental accordion facility of $200.0 million.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ("LIBOR") or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company's active domestic subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the cash convertible notes described in Note 11 as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013.  As of June 30, 2013, availability under the revolving credit facility totaled $119.0 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of June 30, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of the Company's common stock and the amount of dividends that the Company can pay to holders of its common stock.

(8)          Commitments and Contingencies

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota. The arbitration, which is binding on the parties, is scheduled for October 2013. We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group ("ASH") amended a claim (the "Amended Claim") that it had previously filed against the Company in the U.S. District Court in the Southern District of California ("Court") on December 2, 2011 (the "Original Claim").  The Original Claim alleged that the Company's exclusivity provisions in some of its contracts with participating locations in its SilverSneakers® fitness network violate California's Unfair Competition Law ("UCL") and that the Company interfered with ASH's contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company was in violation of the Sherman Antitrust Act (the "Act") because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.

On June 17, 2013, the Company entered into an agreement to settle all the litigation with ASH with such settlement being funded entirely by the Company's insurance. Pursuant to the settlement agreement, the Company agreed to waive the exclusivity provisions and other provisions contained in contracts with certain participating locations in its SilverSneakers fitness network.  Due to the Company's insurance coverage, this settlement did not result in any charge to the Company, and the Company does not believe the settlement will materially affect its SilverSneakers fitness network.  On June 28, 2013, in accordance with the terms of the settlement agreement, the Court dismissed all claims by both parties with prejudice.
Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the "Board") in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.

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

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup and a 5-year global joint venture agreement with Gallup in October 2012.  We have minimum remaining contractual cash obligations of $45.8 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $154.3 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $318.1 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(9)          Earnings Per Share

      The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

(In 000s, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) - numerator for basic loss per share	$(1,101)	$5,057	$(5,051)	$2,392

Denominator:
Shares used for basic earnings (loss) per share	34,188	33,424	34,089	33,385
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	2	—	10
Restricted stock units (1)	—	99	—	129
Shares used for diluted earnings (loss) per share (1)	$34,188	$33,525	$34,089	$33,524

Earnings (loss) per share:
Basic	$(0.03)	$0.15	$(0.15)	$0.07
Diluted (1)	$(0.03)	$0.15	$(0.15)	$0.07

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	3,848	5,540	3,892	5,256
Restricted stock units	339	464	423	459

(1) The assumed exercise of stock-based compensation awards for the three and six months ended June 30, 2013 was not considered because the impact would be anti-dilutive.

(10)            Accumulated OCI
                The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2013 and 2012:

	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive income (loss) before reclassifications, net of tax	421	(971)	(550)
Amounts reclassified from accumulated OCI, net of tax	713	—	713
Net increase (decrease) in other comprehensive income (loss), net of tax	1,134	(971)	163
Accumulated OCI, net of tax, as of June 30, 2013	$(656)	$(110)	$(766)

	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2012	$(2,570)	$781	$(1,789)
Other comprehensive loss before reclassifications, net of tax	(478)	(234)	(712)
Amounts reclassified from accumulated OCI, net of tax	1,099	—	1,099
Net increase in other comprehensive income (loss), net of tax	621	(234)	387
Accumulated OCI, net of tax, as of June 30, 2012	$(1,949)	$547	$(1,402)

The following table provides details about reclassifications out of accumulated OCI for the six months ended June 30, 2013:

	Six Months Ended June 30,
	2013	2012	Statement of Operations Classification
Interest rate swaps	$1,180	$1,788	Interest expense
	(467)	(689)	Income tax benefit
	$713	$1,099	Net of tax

  See Note 5 for further discussion of our interest rate swaps.

(11)            Subsequent Events

On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the cash convertible senior notes, note hedge transactions, and warrant transactions described below as well as increases in the maximum required levels of total funded debt to EBITDA.

On July 16, 2013, we completed a private placement of $150 million aggregate principal amount of 1.50% cash convertible senior notes due 2018 (the "Notes"). The Notes bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date.  The Notes are convertible into cash calculated based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial conversion rate is 51.38 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes.

The conversion option that is part of the Notes will be accounted for as a derivative liability and carried at fair value pursuant to FASB Accounting Standards Codification ("ASC") Topic 470, Debt, relating to derivative instruments and hedging activities. In general, this will result in an initial valuation of the conversion option, which will be bifurcated from the debt component of the Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the Notes, which will result in an effective interest rate reported in our consolidated statements of comprehensive income (loss) in excess of the stated coupon rate of the Notes.
In connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions (the "Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Notes at a time when our stock price exceeds the conversion price. A derivative asset will be recorded and carried at fair value for the Notes Hedges in accordance with ASC Topic 815, Derivatives and Hedging. We also entered into separate privately negotiated warrant transactions initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Notes Hedges. The warrant transactions will have a dilutive effect to the extent that the market price per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $25.95 per share, which effectively increases the conversion price of the Notes to a 60% premium to our stock price on July 1, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. ("Healthways", the "Company," or such terms as "we," "us," or "our") provides specialized, comprehensive solutions to help people improve their physical, emotional and social well-being, thereby improving their health and productivity and reducing their health-related costs.

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

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  We enable our customers to engage everyone in their covered populations through specific interactions that are sensitive to each individual's health risks and needs.  As described more fully below, our programs are designed to improve well-being by helping people adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize their care for identified health conditions.

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

Finally, our programs are designed to help people optimize care for identified health conditions by:

•	incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members' care with their healthcare providers;
•	providing software licensing and management consulting in support of well-being improvement services; and
•	providing high-risk care management for members at risk for hospitalization due to complex conditions.

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs, including those who have specific gaps in care, and through evidence-based interventions drive adherence to proven standards of care, medication regimens and physicians' plans of care to reduce disease progression and related medical spending.

We recognize that each individual plays a variety of roles in his or her pursuit of improved well-being, often simultaneously.  By providing the full spectrum of services to meet each individual's needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe that real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management's strategies and decisions;
•	our ability to sign and implement new contracts for our solutions;
•	our ability to accurately forecast the costs required to successfully implement new contracts;
•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;
•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;
•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA"), on our operations and/or the demand for our services;
•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;
•	our ability to antcipate the rate of market acceptance of our solutions in potential international markets;
•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•
our ability to achieve and reach mutual agreement with customers with respect to the contractually required performance metrics, cost savings and clinical outcomes improvements, or to achieve such metrics, savings and improvements within the timeframes contemplated by us;

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
•
our ability to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business and to accurately forecast the related impact on our revenues and earnings;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic;
•	the impact of legal proceedings involving us and/or our subsidiaries; and
•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, this report and other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contract Terms

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with certain comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 3% of revenues recorded during the six months ended June 30, 2013 were performance-based and were subject to final reconciliation as of June 30, 2013.

Technology

Our solutions require sophisticated analytical, data management, Internet and computer-telephony solutions based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions to facilitate consumer preferences for engagement and convenience. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. We continue to invest heavily in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP Enterprise Services, LLC, and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual's readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; emerging modalities; and any combination thereof to motivate and sustain healthy behaviors.

Business Strategy

The World Health Organization defines health as "…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being."

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

We believe it is critical to impact an entire population's well-being and underlying health status in a long-term, cost effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to create a definitive measure and empiric database of changes in the well-being of the U.S. population, known as the Gallup-Healthways Well-Being Index® ("WBI"), as well as processes to establish benchmarking for purposes of comparing the well-being of any subset of the national population.  The responses to the approximately 1.9 million completed WBI surveys to date have provided Gallup and us with an unmatched database to support our mutual goal of understanding the causes and effects of well-being for a population.  In October 2012, we created a global joint venture with Gallup that will develop the next generation of Gallup-Healthways individual well-being assessment tools to provide employers, health providers, insurers and other interested parties with validated tools to assess, measure and report on changes in the well-being of their employees, patients, members and customers.  In addition, Gallup will incorporate well-being into the construct of its World Poll to aid in satisfying a growing global interest in gaining clear insights for government and business leaders charged with shaping the policy responses necessary to improve health, increase individual and organizational performance, lower healthcare costs and achieve sustained economic growth.

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

Our strategy includes, as a priority, the ongoing expansion of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer's population are eligible to receive our services.  A number of contracts signed since 2011, domestically and abroad, have expanded both the level of integration and breadth of services provided to major health plans, in some cases as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include care management and pharmacy benefit management, as well as health promotion, prevention and quality improvement solutions.

Significant changes in government regulation of healthcare continue to afford us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians, in addition to health plans and employers. In 2011, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. Beginning in 2012, we signed and began the implementation of the initial set of contracts with integrated healthcare systems to provide these services.

Self-insured employers continue to demand services that focus across the entire population of employees and their dependent family members. Our well-being improvement solution, in addition to improving individuals' health and reducing direct healthcare costs, targets a much larger improvement in employer profitability by reducing the impact of productivity lost for health-related reasons.  With the success of our work aimed at total population management, we expect to gain an even greater competitive advantage in responding to employers' needs for a healthier, higher-performing and less costly workforce.

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

We plan to increase our competitive advantage in delivering our services by leveraging the scope of our capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks, and fitness center relationships.  We also plan to continue to scale the delivery of our solutions employing a blend of our scalable, state-of-the-art well-being improvement call centers and proprietary technologies, modalities, and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support the "Healthiest State" initiative in Iowa; our investment in our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through Internet and personal device delivery methods; and our expanded strategic relationship with Johns Hopkins Medicine to commercialize the sustained weight loss program, Innergy, resulting from a three-year clinical trial conducted by the National Heart, Lung and Blood Institute.

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

Revenue Recognition

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with a number of comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 3% of revenues recorded during the six months ended June 30, 2013 were performance-based and were subject to final reconciliation as of June 30, 2013.

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

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month's enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Fees for service are typically billed in the month after the services are provided.  Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  A limited number of our contracts provide for certain performance-based fees that we cannot bill until we reconcile them with the customer.

We generally assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported and a medical cost trend compared to a baseline year.  In addition, we may also provide contractual allowances for billing adjustments (such as data reconciliation differences) as appropriate.

If data is insufficient or incomplete to measure performance, or interim performance measures indicate that we are not meeting performance targets, we do not recognize performance-based fees subject to refund as revenues but instead record them in a current liability account entitled "contract billings in excess of earned revenue."  Only in the event we do not meet performance levels by the end of the measurement period, typically one year, are we contractually obligated to refund some or all of the performance-based fees.  We would only reverse revenues that we had already recognized if performance to date in the measurement period, previously above targeted levels, subsequently dropped below targeted levels.  Historically, any such adjustments have been immaterial to our financial condition and results of operations.

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2013, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $14.2 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the six months ended June 30, 2013, we recognized a net increase in revenue of $2.8 million related to services provided prior to 2013.

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

During a quantitative review of goodwill, we estimate the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit.

If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair-value-based goodwill impairment test as required by U.S. GAAP.  The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

Except for a trade name that has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets, such as acquired technologies and customer contracts, over their estimated useful lives using the straight-line method.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

We review intangible assets not subject to amortization, which consist of a trade name, on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  We estimate the fair value of the trade name using a present value technique, which requires management's estimate of future revenues attributable to this trade name, estimation of the long-term growth rate for these revenues, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.

Future events could cause us to conclude that impairment indicators exist and that goodwill and/or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Accounting for income taxes requires significant judgment in determining income tax provisions, including determination of deferred tax assets, deferred tax liabilities, and any valuation allowances that might be required against deferred tax assets, and in evaluating tax positions.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	82.3%	76.0%	83.9%	80.4%
Selling, general and administrative expenses	8.8%	8.8%	8.4%	8.6%
Depreciation and amortization	8.0%	7.5%	8.1%	7.4%
Operating income	0.9%	7.7%	(0.4)%	3.6%

Interest expense	1.9%	2.6%	2.0%	2.3%

Income before income taxes (1)	(1.0)%	5.1%	(2.4)%	1.4%
Income tax expense	(0.3)%	2.2%	(0.8)%	0.7%

Net income (1)	0.7%	3.0%	1.5%	0.7%

    (1) Figures may not add due to rounding.

Revenues

Revenues decreased $7.9 million and $8.0 million, or 4.7% and 2.4%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to the termination of our contract with CIGNA in February 2013, as well as the termination of one other health plan contract (the "two terminated contracts"). These decreases were mostly offset by increases in revenue due primarily to the commencement of contracts with new customers for the three and six months ended June 30, 2013.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 82.3% and 83.9%, respectively, for the three and six months ended June 30, 2013, compared to 76.0% and 80.4%, respectively, for the three and six months ended June 30, 2012, primarily due to the following:

•	the impact of the two terminated contracts, which carried a lower than average cost of services as a percentage of revenues;
•	the recognition of performance-based revenues during the six months ended June 30, 2012 wherein a significant portion of the related costs were incurred and recognized in a prior period;
•
an expanded and extended contract in mid-2012 which moved from a cost-plus model to a volume-based model in which revenues are expected to ramp up over time, while the underlying cost structure remained consistent with the six months ended June 30, 2012; and

•
an increase in consulting and temporary labor costs primarily related to our Embrace platform and program enrollment, partially offset by recoupment of fees related to certain supplier service level agreements.

 These increases were somewhat offset by a decrease in cost of services as a percentage of revenues in healthcare benefit costs related to a decrease in claims for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent at 8.8% and 8.4%, respectively, for the three and six months ended June 30, 2013, compared to 8.8% and 8.6%, respectively, for the three and six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million and $1.6 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to increased depreciation expense related to our Embrace platform.

Interest Expense

Interest expense decreased $1.2 million and $1.1 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to the write-off in June 2012 of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement.

Income Tax Expense

For the three and six months ended June 30, 2013, we had an effective tax benefit rate of 33.3% and 34.4%, respectively, compared to an effective tax expense rate of 42.1% and 48.2%, respectively, for the three and six months ended June 30, 2012. The decrease in the effective rate was largely attributable to the impact of certain losses related to international operations for which we currently are not able to recognize a tax benefit. Because we had a pre-tax loss for the three and six months ended June 30, 2013, these non-deductible expenses served to reduce our effective tax benefit rate for the period, whereas the same type of expenses served to increase our effective tax expense rate during the three and six months ended June 30, 2012.

 Outlook

We anticipate that quarterly revenues and net income (loss) will improve sequentially during the remainder of 2013 as staged services and new contracts are implemented, as lives being served expand, and as performance based-revenue is measured and recognized. We expect interest expense for the remainder of 2013 to increase primarily due to non-cash imputed interest expense on the Notes.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2013 provided cash of $38.9 million compared to $11.2 million for the six months ended June 30, 2012, primarily due to the following:

•	decrease in days sales outstanding in accounts receivable from 56 days at June 30, 2012 to 46 days at June 30, 2013; and
•	severance payments made in 2012 as a result of a restructuring of the Company that was completed during the fourth quarter of 2011.

Investing activities during the six months ended June 30, 2013 used $24.3 million in cash compared to $36.8 million during the six months ended June 30, 2012, which, in each case, primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the six months ended June 30, 2013 used $13.0 million in cash, primarily due to net payments under the Fifth Amended Credit Agreement, compared to $26.1 million in cash provided during the six months ended June 30, 2012, primarily due to net borrowings under the Fifth Amended Credit Agreement.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the Fifth Amended Credit Agreement).  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $190.0 million of which remained outstanding on June 30, 2013, and an uncommitted incremental accordion facility of $200.0 million.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ("LIBOR") or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company's active domestic subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the cash convertible notes, note hedge transactions and warrant transactions described below as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013.  As of June 30, 2013, availability under the revolving credit facility totaled $119.0 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of June 30, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of the Company's common stock and the amount of dividends that the Company can pay to holders of its common stock.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.465% to 3.385% plus a spread (see Note 7 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $325.0 million and termination dates ranging from November 2013 to December 2016.  Of this amount, $105.0 million was effective at June 30, 2013, $110.0 million will become effective in July 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

On July 16, 2013, we completed a private placement of $150 million aggregate principal amount of cash convertible senior notes due 2018. The Notes bear interest at a rate of 1.50% per year, payable semiannally in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Notes are convertible into cash calculated based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate, equivalent to an initial conversion price of approximately $19.46 per share of common stock, is 51.38 shares of our common stock per $1,000 principal amount of Notes. The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes.

In connection with the issuance of the Notes, we entered into the Notes Hedges, which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Notes at a time when our stock price exceeds the conversion price. We also entered into separate privately negotiated warrant transactions initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Notes Hedges. The warrant transactions will have a dilutive effect to the extent that the market price per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the warrants. The initial strike price of the warrants is $25.95 per share, which effectively increases the conversion price of the Notes to a 60% premium to our stock price on July 1, 2013.

The net proceeds from the sale of the Notes were approximately $143.9 million, after deducting the initial purchasers' discounts and commissions and the estimated placement expenses. We used $21.6 million of the net proceeds from the sale of the Notes to pay the cost of the cash convertible note hedge transactions (after such cost was partially offset by the proceeds to the Company from the sale of warrants in the warrant transactions), and we used the remainder of the net proceeds from the sale of the Notes to reduce the outstanding indebtedness under the Fifth Amended Credit Agreement.

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations, fund our current operations for the foreseeable future as well as provide significant additional financing resources.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity securities to provide the funding for these increased growth opportunities. We may also issue debt or equity securities in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity securities on terms that would be acceptable to us.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment."  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We adopted this standard for the fiscal year beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,"  which requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income ("AOCI") by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, Entities are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  We adopted this standard for the interim period beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the Base Rate (as previously defined), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%. The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.465% to 3.385% plus a spread.

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.5 million for the six months ended June 30, 2013.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2013.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit. On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota. The arbitration, which is binding on the parties, is scheduled for October 2013. We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

Anti-Trust Lawsuit

On May 1, 2012, American Specialty Health Group ("ASH") amended a claim (the "Amended Claim") that it had previously filed against the Company in the U.S. District Court in the Southern District of California ("Court") on December 2, 2011 (the "Original Claim").  The Original Claim alleged that the Company's exclusivity provisions in some of its contracts with participating locations in its SilverSneakers® fitness network violate California's Unfair Competition Law ("UCL") and that the Company interfered with ASH's contractual relations and prospective economic advantages.  The Amended Claim added allegations that the Company was in violation of the Sherman Antitrust Act (the "Act") because such exclusivity provisions create illegal restraints on trade and constitute monopolization or attempted monopolization in violation of the Act.

On June 17, 2013, the Company entered into an agreement to settle all the litigation with ASH with such settlement being funded entirely by the Company's insurance. Pursuant to the settlement agreement, the Company agreed to waive the exclusivity provisions and other provisions contained in contracts with certain participating locations in its SilverSneakers fitness network.  Due to the Company's insurance coverage, this settlement did not result in any charge to the Company, and the Company does not believe the settlement will materially affect its SilverSneakers fitness network.  On June 28, 2013, in accordance with the terms of the settlement agreement, the Court dismissed all claims by both parties with prejudice.

Performance Award Lawsuit

     On September 4, 2012, Milton Pfeiffer ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the "Board") in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.

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

 Reference is made to Part I – Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012 for information concerning risk factors. In connection with the private placement of the Notes and the other transactions related thereto, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have expanded to include the additional risk factors as set forth below.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option.  If one or more holders elect to convert their Notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The accounting for the Notes and related Notes Hedges may result in volatility to our consolidated statements of comprehensive income (loss).

The conversion option that is part of the Notes will be accounted for as a derivative liability pursuant to ASC Topic 470, Debt, relating to derivative instruments and hedging activities. In general, this will result in an initial valuation of the conversion option, which will be bifurcated from the debt component of the Notes and subsequently measured at fair value. For each financial statement period after issuance of the Notes, a hedge gain (or loss) will be reported in our consolidated statements of comprehensive income (loss) to the extent the valuation of the conversion option changes from the previous period. The Notes Hedges described on page 17 will be recorded and carried at fair value as a derivative asset and are intended to offset the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our consolidated statements of comprehensive income (loss) as a result of our issuing the Notes and entering into the Notes Hedges, we cannot assure you these transactions will be completely offset, which may result in volatility to our consolidated statements of comprehensive income (loss).

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The counterparties to the Notes Hedges (the "Counterparties") are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the Counterparties will not be secured by any collateral. If one or more of the Counterparties to one or more of the Notes Hedges becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the Counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock.  We can provide no assurances as to the financial stability or viability of any of the Counterparties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

4.1
Indenture, dated as of July 8, 2013, by and between Healthways, Inc. and U.S. Bank National Association  [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

4.2	Form of 1.50% Cash Convertible Senior Note due 2018 (included in Exhibit 4.1)

10.1
Call Option Transaction Confirmation, dated as of July 1, 2013, between Healthways, Inc. and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.2
Call Option Transaction Confirmation, dated as of July 1, 2013, between Healthways, Inc. and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.3
Amendment to the Call Option Transaction Confirmation, dated as of July 11, 2013, between Healthways, Inc. and JPMorgan Chase Bank, National Association, London Branch  [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.4
Amendment to the Call Option Transaction Confirmation, dated as of July 11, 2013, between Healthways, Inc. and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.5
Base Warrants Confirmation, dated as of July 1, 2013, between Healthways, Inc. and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.6
Base Warrants Confirmation, dated as of July 1, 2013, between Healthways, Inc. and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 8, 2013,  File No. 000-19364]

10.7
Additional Warrants Confirmation, dated as of July 11, 2013, between Healthways, Inc. and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.8
Additional Warrants Confirmation, dated as of July 11, 2013, between Healthways, Inc. and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

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

Healthways, Inc.
(Registrant)

Date	August 8, 2013	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)