Form 10-Q
period 2013-09-30
HEALTHWAYS, INC
filed 2013-11-05
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Yes  ☐   No  ☒

As of October 31, 2013, there were outstanding 35,060,079 shares of the registrant's common stock, par value $.001 per share.

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$2,815	$1,759
Accounts receivable, net	85,731	108,337
Prepaid expenses	13,283	9,727
Other current assets	6,648	7,227
Income taxes receivable	5,653	5,920
Deferred tax asset	8,169	8,839
Total current assets	122,299	141,809

Property and equipment:
Leasehold improvements	38,406	40,679
Computer equipment and related software	283,707	267,902
Furniture and office equipment	23,591	23,552
Capital projects in process	23,612	11,799
	369,316	343,932
Less accumulated depreciation	(211,355)	(187,438)
	157,961	156,494

Other assets	69,546	21,042
Intangible assets, net	81,809	90,228
Goodwill, net	339,132	338,695

Total assets	$770,747	$748,268

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2013	2012
Current liabilities:
Accounts payable	$20,547	$26,343
Accrued salaries and benefits	15,848	24,909
Accrued liabilities	36,095	39,234
Deferred revenue	5,197	5,643
Contract billings in excess of earned revenue	19,263	14,793
Current portion of long-term debt	13,737	11,801
Current portion of long-term liabilities	3,181	5,535
Total current liabilities	113,868	128,258

Long-term debt	246,926	278,534
Long-term deferred tax liability	35,461	36,053
Other long-term liabilities	67,287	26,602

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized,35,024,421 and 33,924,464 shares outstanding, respectively	35	34
Additional paid-in capital	282,184	251,357
Retained earnings	53,290	56,541
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(122)	(929)
Total stockholders' equity	307,205	278,821

Total liabilities and stockholders' equity	$770,747	$748,268

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$166,615	$166,559	$494,049	$501,990
Cost of services (exclusive of depreciation and amortization of $9,115, $9,158, $26,826, and $26,689, respectively, included below)	131,109	126,782	405,835	396,321
Selling, general and administrative expenses	16,440	14,727	43,816	43,455
Depreciation and amortization	12,952	13,259	39,499	38,233

Operating income	6,114	11,791	4,899	23,981
Interest expense	5,006	3,249	11,486	10,822

Income (loss) before income taxes	1,108	8,542	(6,587)	13,159
Income tax expense (benefit)	(691)	3,514	(3,336)	5,739

Net income (loss)	$1,799	$5,028	$(3,251)	$7,420

Earnings (loss) per share:
Basic	$0.05	$0.15	$(0.09)	$0.22

Diluted (1)	$0.05	$0.15	$(0.09)	$0.22

Comprehensive income (loss)	$2,444	$4,909	$(2,444)	$7,688

Weighted average common shares and equivalents:
Basic	34,682	33,683	34,288	33,485
Diluted (1)	35,834	34,068	34,288	33,706

(1) The assumed exercise of stock-based compensation awards for the nine months ended September 30, 2013 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	$—	$34	$251,357	$56,541	$(28,182)	$(929)	$278,821

Comprehensive income (loss)	—	—	—	(3,251)	—	807	(2,444)

Exercise of stock options	—	1	12,561	—	—	—	12,562

Tax effect of stock options and restricted stock units	—	—	(1,908)	—	—	—	(1,908)

Share-based employee compensation expense	—	—	5,207	—	—	—	5,207

Issuance of warrants	—	—	15,150	—	—	—	15,150

Other	—	—	(183)	—	—	—	(183)

Balance, September 30, 2013	$—	$35	$282,184	$53,290	$(28,182)	$(122)	$307,205

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,251)	$7,420
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	39,499	38,233
Amortization and write-off of deferred loan costs	1,096	2,077
Amortization of debt discount	1,497	—
Share-based employee compensation expense	5,207	4,652
Deferred income taxes	45	(1,517)
Excess tax benefits from share-based payment arrangements	(572)	(477)
Decrease (increase) in accounts receivable, net	23,185	(17,081)
Decrease in other current assets	138	779
Decrease in accounts payable	(4,363)	(6,029)
Decrease in accrued salaries and benefits	(9,777)	(14,454)
(Decrease) increase in other current liabilities	(398)	12,912
Other	(941)	(3,124)
Net cash flows provided by operating activities	51,365	23,391

Cash flows from investing activities:
Acquisition of property and equipment	(32,833)	(40,735)
Business acquisitions, net of cash acquired	(830)	(4,693)
Other	(5,754)	(6,075)
Net cash flows used in investing activities	(39,417)	(51,503)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	314,800	653,874
Payments of long-term debt	(461,380)	(631,315)
Deferred loan costs	(5,210)	(2,547)
Excess tax benefits from share-based payment arrangements	572	477
Exercise of stock options	12,562	2,835
Proceeds from cash convertible senior notes	150,000	—
Proceeds from sale of warrants	15,150	—
Payments for convertible note hedge transactions	(36,750)	—
Change in outstanding checks and other	104	6,471
Net cash flows (used in) provided by financing activities	(10,152)	29,795

Effect of exchange rate changes on cash	(740)	24

Net increase in cash and cash equivalents	1,056	1,707

Cash and cash equivalents, beginning of period	1,759	864

Cash and cash equivalents, end of period	$2,815	$2,571

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)            Basis of Presentation

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries ("Healthways," the "Company," or such terms as "we," "us," or "our") reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

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

For the three and nine months ended September 30, 2013, we recognized share-based compensation costs of $1.7 million and $5.2 million, respectively.  For the three and nine months ended September 30, 2012, we recognized share-based compensation costs of $1.9 million and $4.7 million, respectively.

A summary of our stock options as of September 30, 2013 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
Options	(000s)	Exercise Price	Term (years)	Value ($000s)
Outstanding at January 1, 2013	4,689	$15.65
Granted	1,011	12.95
Exercised	(1,062)	14.27
Forfeited	(128)	10.94
Expired	(62)	20.44
Outstanding at September 30, 2013	4,448	15.43	6.44	$24,602
Exercisable at September 30, 2013	2,081	$20.26	4.06	$7,278

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2013 was $9.37 and $7.11, respectively.

The following table shows a summary of our restricted stock and restricted stock units ("nonvested shares") as of September 30, 2013, as well as activity during the nine months then ended:

		Weighted-
		Average
	Shares	Grant Date
Nonvested Shares	(000s)	Fair Value
Nonvested at January 1, 2013	1,013	$9.93
Granted	183	13.05
Vested	(225)	10.50
Forfeited	(55)	10.11
Nonvested at September 30, 2013	916	$10.40

(4)          Income Taxes

      Despite having pre-tax income for the three months ended September 30, 2013, we had an income tax benefit of $0.7 million primarily as a result of a $1.1 million reduction to an unrecognized tax benefit due to the expiration of the applicable statutes of limitations for the 2009 tax year. This $1.1 million benefit more than offset the income tax expense for the quarter calculated using our annualized effective tax rate. For the three months ended September 30, 2012, the effective tax rate was 41.1%.

For the nine months ended September 30, 2013, the effective tax rate was a benefit of 50.6%, which was also favorably impacted by the reduction to an unrecognized tax benefit as discussed above.  For the nine months ended September 30, 2012, the effective tax rate was 43.6%.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2010 to present.

(5)          Long-Term Debt

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed a private placement of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50 % per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Cash Convertible Notes are convertible into cash based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was approximately $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount willl be amortized over the term of the Cash Convertible Notes using the effective interest method. For the three and nine months ended September 30, 2013, we recorded $1.5 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we  would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was approximately $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 6 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of September 30, 2013.

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of $25.95 per share, which effectively increases the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013. The Warrants will be net share settled by issuing a number of shares of our common stock per Warrant corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815-40, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

      If the market value per share of our common stock exceeds the strike price of the warrants, the warrants will have a dilutive effect on net income per share, and the "treasury stock" method will be used in calculating the dilutive effect on earnings per share.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the "Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $140.0 million of which remained outstanding on September 30, 2013, and an uncommitted incremental accordion facility of $200.0 million.

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

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013.  As of September 30, 2013, availability under the revolving credit facility totaled $57.5 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of September 30, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

(6)          Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest rate swap agreements, foreign currencies, and the Cash Convertible Notes. We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.465% to 3.385% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $235.0 million and termination dates ranging from November 2013 to December 2016.  Of this amount, $125.0 million was effective at September 30, 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2013, we expect to reclassify $0.6 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

     The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2013 and 2012:

(In $000s)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$72	$1,223	$(624)	$2,001
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$452	$790	$1,632	$2,579

      Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and nine months ended September 30, 2013 and 2012, there were no material gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/ or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the three and nine months ended September 30, 2013 and 2012.

The Cash Conversion Derivative is accounted for as a derivative liability and carried at fair value. In order to offset the risk associated with the Cash Conversion Derivative, we entered into Cash Convertible Notes Hedges which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The Cash Convertible Notes Hedges are accounted for as a derivative asset and carried at fair value.

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

	Three Months Ended	Nine Months Ended	Statements of Comprehensive Income
	September 30, 2013	September 30,2013	(Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain	$7,341	$7,341	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized loss	$(7,341)	$(7,341)	Selling, general and administrative expenses

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At September 30, 2013, we had forward contracts with notional amounts of $16.7 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

Fair Values of Derivative Instruments

The estimated gross fair values of derivative instruments at September 30, 2013 and December 31, 2012, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	September 30, 2013			December 31, 2012
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$158	$—	$—	$73	$—
Other assets	—	—	44,091	—	—
Total assets	$158	$—	$44,091	$73	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$115	$—	$—	$255	$—
Other long-term liabilities	—	—	44,091	—	—

Derivatives designated as hedging instruments:
Accrued liabilities	—	208	—	—	1,742
Other long-term liabilities	—	499	—	—	1,221
Total liabilities	$115	$707	$44,091	$255	$2,963

            See also Note 7.

(7)          Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

September 30, 2013	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$158	$—	$158	$(78)	$80
Cash Convertible Notes Hedges	—	44,091	44,091	—	44,091
Liabilities:
Foreign currency exchange contracts	$115	$—	$115	$(78)	$37
Interest rate swap agreements	707	—	707	—	707
Cash Conversion Derivative	—	44,091	44,091	—	44,091

December 31, 2012	Level 2	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$73	$73	$(73)	$—
Liabilities:
Foreign currency exchange contracts	$255	$255	$(73)	$182
Interest rate swap agreements	2,963	2,963	—	2,963

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. The fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative are measured using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock and other factors. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of comprehensive income (loss). Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is largely mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Balance at December 31, 2012	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/ (Losses) included in Earnings	Balance at September 30, 2013
Cash Convertible Notes Hedges	$—	$36,750	$—	$7,341	$44,091
Cash Conversion Derivative	—	—	(36,750)	(7,341)	(44,091)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2013 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.8 million approximates fair value because of the short maturity of those instruments (less than three months).

•
Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at September 30, 2013 are $142.9 million and $143.3 million, respectively.
The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at September 30, 2013 was $167.6 million, which is based on the last quoted price of the Cash Convertible Notes on September 30, 2013, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at September 30, 2013 was $114.7 million, which is net of the debt discount discussed in Note 5.

(8)              Commitments and Contingencies

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota. The arbitration hearing concluded on October 23, 2013, and the parties are waiting on the arbitrator's award. We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

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

Contractual Commitments

We entered into a 25-year strategic relationship agreement with Gallup in January 2008 and a global joint venture agreement with Gallup in October 2012 that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $43.9 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $148.3 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $309.2 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(9)          Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

(In 000s, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) - numerator for basic loss per share	$1,799	$5,028	$(3,251)	$7,420

Denominator:
Shares used for basic earnings (loss) per share	34,682	33,683	34,288	33,485
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	784,000	127	—	50
Restricted stock units (1)	368,000	258	—	171
Shares used for diluted earnings (loss) per share (1)	$35,834	$34,068	$34,288	$33,706

Earnings (loss) per share:
Basic	$0.05	$0.15	$(0.09)	$0.22
Diluted (1)	$0.05	$0.15	$(0.09)	$0.22

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	1,682	4,339	3,343	5,146
Restricted stock units	—	124	331	236

(1) The assumed exercise of stock-based compensation awards for the nine months ended September 30, 2013 was not considered because the impact would be anti-dilutive.

(10)            Accumulated OCI

            The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2013 and 2012:

	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive income (loss) before reclassifications, net of tax	377	(557)	(180)
Amounts reclassified from accumulated OCI, net of tax	987	—	987
Net increase (decrease) in other comprehensive income (loss), net of tax	1,364	(557)	807
Accumulated OCI, net of tax, as of September 30, 2013	$(426)	$304	$(122)

	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2012	$(2,570)	$781	$(1,789)
Other comprehensive loss before reclassifications, net of tax	(1,246)	(92)	(1,338)
Amounts reclassified from accumulated OCI, net of tax	1,606	—	1,606
Net increase (decrease) in other comprehensive income (loss), net of tax	360	(92)	268
Accumulated OCI, net of tax, as of September 30, 2012	$(2,210)	$689	$(1,521)

      The following table provides details about reclassifications out of accumulated OCI for the nine months ended September 30, 2013:

	Nine Months Ended September 30,		Statement of Comprehensive Income
	2013	2012	(Loss) Classification
Interest rate swaps	$1,632	$2,579	Interest expense
	(645)	(973)	Income tax benefit
	$987	$1,606	Net of tax

See Note 6 for further discussion of our interest rate swaps.

(11)            Subsequent Events

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which is in addition to certain existing commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013.  If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.

The CareFirst Convertible Note is convertible into shares of our common stock at the conversion rate determined by dividing (a) the sum of the portion of the principal to be converted and accrued and unpaid interest with respect to such principal by (b) the conversion price equal to $22.41 per share of our common stock.  The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications and similar events.

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000.

Also on October 1, 2013, in connection with the execution of the Investment Agreement, we entered into a Registration Rights Agreement with CareFirst (the "Registration Rights Agreement"), pursuant to which we agreed to use commercially reasonable efforts to cause any registration statement covering an underwritten offering of our common stock for our own account or for the account of any holder of our common stock (other than a registration statement on Form S-4 or Form S-8 or any successor thereto) to include those registrable common shares that any holder of such registrable common shares has requested to be registered.

The term of the Investment Agreement expires on the earlier of (a) December 31, 2017 and (b) the first date on which no Commercial Agreement is in effect.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded in 1981, Healthways, Inc. ("Healthways", the "Company," or such terms as "we," "us," or "our") provides specialized, comprehensive solutions to help people improve their physical, emotional, social and financial well-being, thereby improving their health and productivity and reducing their health-related costs.

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

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management's strategies and decisions;
•	our ability to sign and implement new contracts for our solutions;
•	our ability to accurately forecast the costs required to successfully implement new contracts;
•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;
•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;
•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;
•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ("PPACA"), on our operations and/or the demand for our services;
•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;
•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
•	our ability to achieve and reach mutual agreement with customers with respect to the contractually required performance metrics, cost savings and clinical outcomes improvements, or to achieve such metrics, savings and improvements within the timeframes contemplated by us;
•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
•	our ability and/or the ability of our customers to enroll participants and to accurately forecast their level of enrollment and participation in our programs in a manner and within the timeframe anticipated by us;
•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt (including the Cash Convertible Notes), make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;
•	the risks associated with changes in macroeconomic conditions, which may reduce the demand and/or the timing of purchases for our services from customers or potential customers, reduce the number of covered lives of our existing customers, or restrict our ability to obtain additional financing;
•	counterparty risk associated with the Cash Convertible Notes Hedges, interest rate swap agreements, and foreign currency exchange contracts;
•	the risks associated with valuation of the Cash Convertible Notes Hedges and the Cash Conversion Derivative, which may result in volatility to our consolidated statements of comprehensive income (loss) if these transactions do not completely offset;
•	our ability to integrate new or acquired businesses, services (including outsourced services), or technologies into our business and to accurately forecast the related costs;
•	our ability to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business and to accurately forecast the related impact on our revenues and earnings;
•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver outcomes on those products;

•	unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services;
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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 3% of revenues recorded during the nine months ended September 30, 2013 were performance-based and were subject to final reconciliation as of September 30, 2013.

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

In 2011, in anticipation of a rapid pace of change within healthcare systems, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. Beginning in 2012, we signed and began the implementation of the initial set of contracts with integrated healthcare systems to provide these services.

Although we initially anticipated a rapid aggregation of risk lives within health systems as creating a fast developing market for our total population management services, we have since observed a slowing in the pace of adoption of value-based models and operational and data integration challenges between payors and our health system customers.  As a result of this trend we have responded to the evolving needs of both our health system and health plan customers by focusing on products and services to drive meaningful revenues before, during and after the continuing transition to value-based reimbursement.  For example, our exclusive agreement in July 2013 to operate and license Dr. Dean Ornish's Lifestyle Management Programs enables us to provide immediate value to our customers.  We believe that the shortfall in risk lives with our health system customers is not a factor in the demand for our solutions, nor is it related to any operating issues or achievement of critical outcomes performance.  Rather, we believe that it is simply a delay in the timing of achieving the originally expected volume of risk lives associated collectively with our health system customers.

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 3% of revenues recorded during the nine months ended September 30, 2013 were performance-based and were subject to final reconciliation as of September 30, 2013.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of September 30, 2013, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $19.2 million, all of which were based on actual data received from our customers.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2013, we recognized a net increase in revenue of $5.5 million related to services provided prior to 2013.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 expressed as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	78.7%	76.1%	82.1%	78.9%
Selling, general and administrative expenses	9.9%	8.8%	8.9%	8.7%
Depreciation and amortization	7.8%	8.0%	8.0%	7.6%
Operating income (1)	3.7%	7.1%	1.0%	4.8%

Interest expense	3.0%	2.0%	2.3%	2.2%

Income (loss) before income taxes	0.7%	5.1%	(1.3)%	2.6%
Income tax expense (benefit)	(0.4)%	2.1%	(0.7)%	1.1%

Net income (loss) (1)	1.1%	3.0%	(0.7)%	1.5%

   (1) Figures may not add due to rounding.

Revenues

Revenues remained consistent at $166.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, although there were offsetting increases and decreases within these periods. For the nine months ended September 30, 2013 compared to the same period in 2012, revenues decreased $7.9 million, or 1.6%.  For both the three and nine months ended September 30, 2013, there were decreases in revenue primarily due to the termination of our contract with CIGNA in February 2013, as well as the termination of one other health plan contract (the "two terminated contracts").  These decreases were fully offset for the three months ended September 30, 2013, and were somewhat offset for the nine months ended September 30, 2013, by increases in revenue primarily due to the following:

•	the commencement of contracts with new customers;
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions; and
•	a contractual amendment during the third quarter of 2013 stemming from a reconciliation of fees, member activity and outcomes that resulted in the recognition of gain share revenues.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 78.7% and 82.1%, respectively, for the three and nine months ended September 30, 2013, compared to 76.1% and 78.9%, respectively, for the three and nine months ended September 30, 2012, primarily due to the following:

•	the impact of the two terminated contracts, which carried a lower than average cost of services as a percentage of revenues;
•	a greater amount of performance-based revenues recognized during the three and nine months ended September 30, 2012 compared to the same periods in 2013, whereas a significant portion of the related costs were incurred and recognized in a prior period; and
•	an increase in support costs primarily related to both our Embrace platform and program enrollment partially offset by recoupment of fees related to certain supplier service level agreements.

These increases were somewhat offset primarily due a decrease in the level of long-term incentive compensation based on the Company's year-to-date financial performance against established internal targets for these periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 9.9% for the three months ended September 30, 2013 compared to 8.8% for the three months ended September 30, 2012 primarily due to the fees incurred during the three months ended September 30, 2013 in connection with entering into the Cash Convertible Notes Hedges.

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent at 8.9% for the nine months ended September 30, 2013 compared to 8.7% for the nine months ended September 30, 2012.

Depreciation and Amortization

For the three months ended September 30, 2013 compared to the same period in 2012, there were no material variances within depreciation and amortization expense.

Depreciation and amortization expense increased $1.3 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increased depreciation expense related to our Embrace platform.

Interest Expense

Interest expense increased $1.8 million for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to amortization of the debt discount related to the Cash Convertible Notes.

Interest expense increased $0.7 million for the nine months ended September 30, 2013 compared to the same period in 2012, largely due to amortization of the debt discount as discussed above. This increase was somewhat offset by a decrease in interest expense related to the write-off in 2012 of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement.

Income Tax Expense

Despite having pre-tax income for the three months ended September 30, 2013, we had an income tax benefit of $0.7 million primarily as a result of a $1.1 million reduction to an unrecognized tax benefit due to the expiration of the applicable statutes of limitations for the 2009 tax year. This $1.1 million benefit more than offset the income tax expense for the quarter calculated using our annualized effective tax rate. For the three months ended September 30, 2012, the effective tax rate was 41.1%.

For the nine months ended September 30, 2013, the effective tax rate was a benefit of 50.6%, which was also favorably impacted by the reduction to an unrecognized tax benefit as discussed above. For the nine months ended September 30, 2012, the effective tax rate was 43.6%.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2013 provided cash of $51.4 million compared to $23.4 million for the nine months ended September 30, 2012, primarily due to the following:

•	a decrease in days sales outstanding in accounts receivable from 57 days at September 30, 2012 to 47 days at September 30, 2013; and
•	severance payments made in 2012 as a result of a restructuring of the Company that was completed during the fourth quarter of 2011.

Investing activities during the nine months ended September 30, 2013 used $39.4 million in cash which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the nine months ended September 30, 2013 used $10.2 million in cash primarily related to net payments under the Fifth Amended Credit Agreement and payments for the Cash Convertible Notes Hedges, mostly offset by proceeds from the Cash Convertible Notes, the sale of Warrants, and exercises of stock options.

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $140.0 million of which remained outstanding on September 30, 2013, and an uncommitted incremental accordion facility of $200.0 million.

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

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins are effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes, Cash Convertible Notes Hedges and Warrants described below as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended September 30, 2013.  As of September 30, 2013, availability under the revolving credit facility totaled $57.5 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of September 30, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.465% to 3.385% plus a spread (see Note 6 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $235.0 million and termination dates ranging from November 2013 to December 2016.  Of this amount, $125.0 million was effective at September 30, 2013, $60.0 million will become effective in November 2013, and $50.0 million will become effective in 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

On July 16, 2013, we completed a private placement of $150.0 million aggregate principal amount of Cash Convertible Notes due 2018, which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Cash Convertible Notes are convertible into cash based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes.

In connection with the issuance of the Cash Convertible Notes, we entered into Cash Convertible Notes Hedges, which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. We also entered into separate privately negotiated warrant transactions initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The warrant transactions will have a dilutive effect to the extent that the market price per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the Warrants. The initial strike price of the Warrants is $25.95 per share, which effectively increases the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013.

The net proceeds from the sale of the Cash Convertible Notes were approximately $145.3 million, after deducting the initial purchasers' discounts and commissions and the placement expenses. We used $21.6 million of the net proceeds from the sale of the Cash Convertible Notes to pay the cost of the Cash Convertible Notes Hedges (after such cost was partially offset by the proceeds to the Company from the sale of the Warrants), and we used the remainder of the net proceeds from the sale of the Cash Convertible Notes to reduce the outstanding indebtedness under the Fifth Amended Credit Agreement.

Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and will be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date  we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

The issuance of the Cash Convertible Notes discussed above resulted in a change to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following table summarizes our significant contractual obligations for long-term debt obligations and related interest as of September 30, 2013:

	Payments Due By Year Ended December 31,
(In thousands)	2013	2014-2015	2016-2017	2018 and After	Total
Long-term debt and related interest (1)	$4,685	$44,975	$121,846	$151,162	$322,668

(1) Consists of scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Fifth Amended Credit Agreement. Also includes repayment of the Cash Convertible Notes and payments of cash interest thereon. Total estimated interest payments are $2.2 million for the remainder of 2013, $15.0 million for 2014 and 2015 combined, $11.0 million for 2016 and 2017 combined, and $1.2 million for 2018 and after.

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which is in addition to certain existing commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013.  If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.6 million for the nine months ended September 30, 2013.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the nine months ended September 30, 2013.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Contract Dispute

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit. On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota. The arbitration hearing concluded on October 23, 2013, and the parties are waiting on the arbitrator's award. We are not able to reasonably estimate a range of potential losses, if any, related to this dispute.

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

 Reference is made to Part I – Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2012 for information concerning risk factors affecting us. In connection with the private placement of the Cash Convertible Notes and the other transactions related thereto, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have expanded to include the additional risk factors as set forth below.

The conditional conversion feature of the Cash Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Cash Convertible Notes is triggered, holders of Cash Convertible Notes will be entitled to convert the Cash Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Cash Convertible Notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Cash Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Cash Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The accounting for the Cash Convertible Notes and related Cash Convertible Notes Hedges may result in volatility to our consolidated statements of comprehensive income (loss).

The Cash Conversion Derivative that is part of the Cash Convertible Notes is accounted for as a derivative liability pursuant to ASC Topic 470, Debt, relating to derivative instruments and hedging activities. In general, the initial valuation of the conversion option, was bifurcated from the debt component of the Cash Convertible Notes and will be subsequently measured at fair value. For each financial statement period after issuance of the Cash Convertible Notes, a hedge gain (or loss) will be reported in our consolidated statements of comprehensive income (loss) to the extent the valuation of the conversion option changes from the previous period. The Cash Convertible Notes Hedges described in Note 5 will be recorded and carried at fair value as a derivative asset and are intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. Although we do not expect there to be a material net impact to our consolidated statements of comprehensive income (loss) as a result of our issuing the Cash Convertible Notes and entering into the Cash Convertible Notes Hedges, we cannot assure you these transactions will be completely offset, which may result in volatility to our consolidated statements of comprehensive income (loss).
We are subject to counterparty risk with respect to the Cash Convertible Note Hedges.

The counterparties to the Cash Convertible Notes Hedges (the "Counterparties") are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the convertible note hedge transactions. Our exposure to the credit risk of the Counterparties will not be secured by any collateral. If one or more of the Counterparties to one or more of the Cash Convertible Notes Hedges becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the Counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock.  We can provide no assurances as to the financial stability or viability of any of the Counterparties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 On July 15, 2013, we entered into an exclusive partnership with Dean Ornish, M.D., to operate and license his Lifestyle Management Programs. In partial consideration for this exclusive partnership, we issued 45,362 unregistered shares of our common stock to Dean Ornish, M.D., and Ed McCall. The number of shares of our common stock issued in this transaction was calculated based on the average closing trading price per share of our common stock on The NASDAQ Stock Market LLC over the 30 trading days immediately prior to the effective date of this transaction. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3.                          Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits
3.1	Restated Certificate of Incorporation, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company's fiscal quarter ended February 29, 2008, File No. 000-19364]

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated as of October 10, 2013

10.1
Investment Agreement, dated October 1, 2013, between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]+

10.2
Convertible Senior Subordinated Note, dated October 1, 2013, issued by the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.3	Form of Common Stock Purchase Warrant [incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.4
Registration Rights Agreement, dated October 1, 2013, between the Company and CareFirst Holdings, LLC incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

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

+ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	November 5, 2013	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)