Form 10-Q/A
period 2013-09-30
HEALTHWAYS, INC
filed 2013-11-06
CIK 704415

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

Healthways, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 5, 2013 (the "Original Filing"), for the sole purpose of furnishing the Interactive Data File as Exhibit 101 and updating the exhibit index.  The Interactive Data File was inadvertently excluded from the Original Filing due to unanticipated technical difficulties associated with the Company's XBRL and EDGAR filing software.

Other than as described above, no changes have been made to the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect subsequent events that may have occurred after the date of the Original Filing and does not modify or update in any way any disclosures made in the Original Filing.

Item 6.                          Exhibits

(a)	Exhibits
3.1	Restated Certificate of Incorporation, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company's fiscal quarter ended February 29, 2008, File No. 000-19364]

3.2	Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated as of October 10, 2013*

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

10.4
Registration Rights Agreement, dated October 1, 2013, between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.5	Third Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement and First Amendment to Second Amended and Restated Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 2013, File No. 000-19364]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*  Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 5, 2013.
** Furnished herewith.
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

Healthways, Inc.
(Registrant)

Date	November 6, 2013	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)