Form 10-K
period 2013-12-31
HEALTHWAYS, INC
filed 2014-03-14
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $534.7 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of March 7, 2014, 35,208,572 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I

Item 1.	Business

Overview

Founded and incorporated in Delaware in 1981, Healthways, Inc. ("Healthways") provides specialized, comprehensive solutions to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs.

We believe well-being consists of five essential elements:

•	Purpose: Liking what you do each day and being motivated to achieve your goals

•	Social: Having supportive relationships and love in your life

•	Financial: Managing your economic life to reduce stress and increase security

•	Community: Liking where you live, feeling safe and having pride in your community

•	Physical: Having good health and enough energy to get things done daily

Our solutions provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Through a simple, but powerful, data-driven process we identify the needs of each individual and determine the right level of support. This allows us to deploy successful strategies to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. Our services are delivered using a range of methods desired by an individual including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.

In North America, our customers include health plans, both commercial and Medicare Advantage, large self-insured employers, including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, hospitals, and physician groups, in all 50 states and the District of Columbia. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia, and France.  All of our interventions were developed with over 30 years of experience based in science and ongoing innovation. Our technology-driven infrastructure is compatible with, and integrated into, our customer and other vendor systems. We operate domestic and international well-being improvement call centers staffed with a wide range of licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market are predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve individual and organizational well-being by helping people adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize their care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•
engaging people in our well-being improvement programs and networks, such as fitness, weight management, stress management, financial and lifestyle management skills, chiropractic, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, nutrition, health coaching, and tools that support behavior change. These programs improve the well-being status of member populations and reduce the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity. Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking enhancement opportunity. Our web-based tools include the Well-Being Connect® portal, and our educational capabilities include the Dave Ramsey Core™ Financial Wellness program. We also utilize mobile applications such as wellbeingGO®, and our MeYou Health subsidiary unique mobile applications include Well-Being Tracker™, Daily Challenge®, and Walkadoo™.

Second, our programs are designed to help people reduce health-related risk factors by:

•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained healthcare professionals to create and sustain healthier behaviors for those individuals at risk or in the early stages of chronic conditions.

We engage our customers' covered populations through specific interactions that are sensitive to each individual's health risks and needs. In many situations, we utilize predictive modeling capabilities to allow us to identify and stratify those participants who are most at risk for an adverse health event. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness solution, overcoming nicotine addiction through the QuitNet® on-line smoking cessation community, or generating sustainable weight-loss through our Innergy® solution.

Finally, our programs are designed to help people optimize care for identified health conditions by:

•	incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members' care as an extension of their healthcare providers;
•	providing software technology solutions and management consulting in support of well-being improvement services; and
•	providing high-risk care management for members at risk for hospitalization due to complex conditions.

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs, including those who have specific gaps in care, and through evidence-based interventions drive adherence to proven standards of care, medication regimens and physicians' plans of care to reduce disease progression and related medical spending. Specific examples of interventions include our Care Transitions hospital readmissions avoidance program and the Dr. Dean Ornish Program for Reversing Heart Disease™.

We recognize that each individual in a given population plays a variety of roles in his or her pursuit of improved well-being, often simultaneously.  By providing the full spectrum of services to meet each individual's needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe that real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance for our customers.

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

Our contracts with health plans and integrated healthcare systems generally range from three to five years with several comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 4% of revenues recorded during the year ended December 31, 2013 were performance-based of which 3% were subject to final reconciliation as of December 31, 2013.

Technology

Our solutions require sophisticated analytical, data management, Internet, and computer-telephony capabilities based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base. Our predictive modeling capabilities, including insights gained from well-being assessments such as the Gallup-Healthways Well-Being 5™ diagnostic tool, allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions to facilitate consumer preferences for engagement and convenience supporting improvement across all five elements of well-being: physical, financial, social, purpose and community. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. Our application offerings support integrating the primary care physician into the team of well-being experts working on behalf of participants. We continue to invest heavily in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP Enterprise Services, LLC, and are continually expanding and improving our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual's readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; and any combination thereof to motivate and sustain healthy behaviors.

Backlog

Backlog represents the estimated average annualized revenue at target performance over the term of the contract for business awarded but not yet started.  Annualized revenue in backlog as of December 31, 2013 and 2012 was as follows:

	December 31,	December 31,
(In thousands)	2013	2012
Annualized revenue in backlog	$39,800	$39,000

Business Strategy

The World Health Organization defines health as "…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being."

Our business strategy reflects our passion to enhance well-being and, as a result, reduce overall health-related costs and improve workforce engagement, yielding better performance for individuals, families, health plans, governments, employers, integrated healthcare systems, and communities. Our solutions are designed to improve well-being by helping people to:

•	adopt or maintain healthy behaviors;
•	reduce health-related risk factors; and
•	optimize care for identified health conditions.

We believe it is critical to impact an entire population's well-being and underlying health status in a long-term, cost-effective way.  Believing that what gets measured gets acted upon, in 2008, we entered into an exclusive, 25-year relationship with Gallup to create a definitive measure and empiric database of changes in the well-being of the U.S. population, known as the Gallup-Healthways Well-Being Index® ("WBI"), as well as processes to establish benchmarking for purposes of comparing the well-being of any subset of the national population.  The responses to the over 1.9 million completed WBI surveys to date have provided Gallup and us with an unmatched database to support our mutual goal of understanding the causes and effects of well-being for a population.  In October 2012, we created a global joint venture with Gallup that has developed the next generation of Gallup-Healthways individual well-being assessment tools, the Gallup-Healthways Well-Being 5, to provide employers, health providers, insurers and other interested parties with a validated capability to assess, measure and report on changes in the well-being of their employees, patients, members and customers.

To enhance well-being within their respective populations, our current and prospective customers require solutions that focus on the underlying drivers of healthcare demand, address worsening health status, reverse or slow unsustainable cost trends, foster healthy behaviors, mitigate health risk factors, and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their well-being and underlying health status regardless of their starting point.  Published, peer-reviewed studies prove we can achieve well-being improvements in a population that generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her well-being journey.

Our strategy includes, as a priority, the ongoing expansion of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer's population are eligible to receive our services.  Our strategy also includes the ongoing enhancement and deployment of our proprietary technology platform known as Embrace®.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.

A number of contracts signed since 2011 have expanded both the level of integration and breadth of services provided to major regional commercial health plans, in some cases as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include a full range of care management functions, as well as a variety of health promotion, prevention and quality improvement solutions. Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support health plan initiatives in a number of states; our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through internet and personal device delivery methods; and our exclusive partnership with Dr. Ornish that is creating access to the Dr. Dean Ornish Program for Reversing Heart Disease for a growing number of health plans.

We continue to provide a variety of services to most of the major Medicare Advantage health plans and expect this market to grow as Medicare Advantage offerings gain an increasing share of the growing Medicare-eligible population. Our Silver Sneakers program is the largest single program within our current services but some of our health plan customers are adding additional services including web-based and mobile applications for personal support and social networking as more of the senior population becomes interested in these modalities of interaction.

Self-insured employers, including state and municipal government entities acting as employers, continue to demand services that focus across the entire population of employees and their dependent family members. Our well-being improvement solution, in addition to improving individuals' health and reducing direct healthcare costs, targets a much larger improvement in employer performance and profitability by reducing the impact of productivity lost for health-related reasons.  With the success of our work aimed at total population management, we expect to gain an even greater competitive advantage in responding to employers' needs for a healthier, higher-performing, and less costly workforce.

Significant ongoing changes in government regulation of healthcare continue to afford us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians, in addition to health plans and employers. In 2011, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. Beginning in 2012, we signed and began the implementation of the initial set of contracts with integrated healthcare systems to provide these services. Although we initially anticipated a rapid aggregation of risk lives within health systems as creating a fast-developing market for our total population management services, we have since observed a slowing in the pace of adoption of value-based models as well as operational and data integration challenges between payors and our health system customers, which have led to a delay in the timing of achieving the originally expected volume of risk lives associated collectively with our health system customers. We expect to continue to grow the number and size of our health systems relationships through the ongoing deployment of services including, for example, consulting, hospital readmission avoidance and the Dr. Dean Ornish Program for Reversing Heart Disease.

We expect to continue to expand our international business beyond our current contracts in Australia, Brazil, and France. Our strategy is to help countries with single-payor models that to a large extent have a relatively fixed infrastructure that can be leveraged through our effective care coordination models. This approach allows us to partner either directly with government entities or with the private side of healthcare insurers and service providers that operate in those countries. Though most international business development has a relatively long sales cycle, the pipeline of opportunities continues to grow.

We plan to increase our competitive advantage in delivering our services by leveraging the scope of our well-being improvement capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks, and fitness center relationships.  We also plan to continue to scale the delivery of our solutions employing a blend of our scalable, state-of-the-art well-being improvement call centers and proprietary technologies, modalities, and techniques.  We may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.  A recent example is our exclusive agreement with The Lampo Group, Inc. — headed by Dave Ramsey, a leading voice on money and business — for Healthways to deliver the CORE™ Financial Wellness program as part of our well-being improvement solution.

We will continue to enhance, expand and integrate additional capabilities with health plans, integrated healthcare systems, employers, domestic government entities, and communities, as well as the public and private sectors of healthcare in international markets.

Segment and Major Customer Information

We have aggregated our operating segments into one reportable segment, well-being improvement services.  During 2013, Humana, Inc. ("Humana") comprised approximately 10.5% of our revenues. Our primary contract with Humana continues through 2016. No other customer accounted for 10% or more of our revenues in 2013.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of population health improvement services and other services or have announced an intention to offer such services to health plans, both commercial and Medicare Advantage; large self-insured employers, including state and municipal government entities; and providers of healthcare, including integrated healthcare systems, hospitals, and physician groups.  These entities include health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare web-based and/or print content companies,  home healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, Internet-based medical content companies, revenue cycle management companies, consulting firms and other entities.

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including the scope of our strategic relationships; state-of-the-art proprietary information technology; predictive modeling and data integration capabilities; behavior-change techniques; the comprehensive recruitment and training of our clinical colleagues; our experienced management team; the comprehensive clinical nature and evidence-based scientific foundation of our product offerings; our established reputation for providing well-being improvement services to members wishing to maintain health, who possess  health risk factors or are diagnosed with chronic diseases; and the proven financial and clinical results delivered by our programs as evidenced through a library of published peer-reviewed outcomes studies.  However, we cannot assure you that we can compete effectively with other entities such as those noted above.

Industry Integration and Consolidation

Consolidation has been an important factor in all aspects of the healthcare industry, including the well-being and health management sector.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing health plan, integrated healthcare system, or employer customers if they are acquired by other entities which already have or contract for programs similar to ours or are not interested in our programs.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA") required the U.S. Department of Health & Human Services ("HHS") to establish a Medicare Shared Savings Program that promotes accountability and coordination of care among providers through the creation of Accountable Care Organizations ("ACOs").  The program allows providers, including hospitals, physicians, and other designated professionals, to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.  We provide support and services for multiple ACOs that serve Medicare Fee-for-Service beneficiaries through our partnerships with integrated health systems.  Further, PPACA required HHS to establish voluntary national bundled payment programs under which participating groups of providers receive a single payment for certain medical conditions or episodes of care.  While ACOs and bundled payments are Medicare programs under PPACA, commercial insurers and private managed care health plans may increasingly shift to ACO and bundled payment models as well.  We expect these and other changes resulting from PPACA to further encourage integration and increase consolidation in the healthcare industry.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under Item 1A. "Risk Factors" below.

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

Among other things, PPACA decreases the number of uninsured individuals and expands coverage through the expansion of public programs and private sector health insurance as well as a number of health insurance market reforms.  In addition, PPACA encourages the utilization of preventive services and wellness programs, such as those we provide.  However, PPACA also directly affects the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum medical loss ratios ("MLRs") for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses be at least 80% for individual and small group health plans and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates, and the Centers for Medicare and Medicaid Services ("CMS") receiving refunds in the case of Medicare Advantage plans, if the actual loss ratios fall below these minimums.

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us.  PPACA will impact Medicare Advantage programs in a variety of ways.  PPACA reduces premium payments to Medicare Advantage plans such that the managed care per capita payments paid by CMS to Medicare Advantage plans are, on average, equal to those for traditional Medicare.  While PPACA will award bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans are expected to be significantly reduced under PPACA.  The impact of these reductions on our business is not yet clear.

It is difficult to predict with any reasonable certainty the full impact of PPACA on the Company due to the law's complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges, and possible amendment or repeal.

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

Federal privacy regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") extensively restrict the use and disclosure of individually-identifiable health information by health plans, most healthcare providers, and certain other entities (collectively, "covered entities").  Federal security regulations issued pursuant to HIPAA require covered entities to implement and maintain administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic individually-identifiable health information. Because we handle individually-identifiable health information on behalf of covered entities, we are considered a "business associate" and are required to comply with most aspects of the HIPAA privacy and security regulations. On January 17, 2013, HHS released a final rule that, among other things, changed the requirements for agreements between covered entities and business associates as well as agreements between business associates and their subcontractors. Covered entities and business associates were required to comply with the final rule beginning September 23, 2013, except that existing agreements may qualify for an extended compliance date of September 22, 2014.

We may be subject to civil and criminal penalties for violations of HIPAA and its implementing regulations.  The American Recovery and Reinvestment Act of 2009 ("ARRA") significantly increased the civil penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, we may be contractually or directly obligated to comply with any applicable state laws or regulations related to the confidentiality and security of confidential personal information.  In the event of a data breach involving individually-identifiable health information, we are subject to contractual obligations and state and federal requirements that require us to notify our customers.  These requirements may also require us or our customers to notify affected individuals, regulatory agencies, and the media of the data breach. In addition, the 2013 regulations create a presumption that non-permitted uses and disclosures of unsecured individually identifiable health information constitute breaches for which notice is required, unless it can be demonstrated that there is a low probability the information has been compromised.

Federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs.  Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as "whistleblowers," who are permitted to share in any settlement or judgment.

There are many potential bases for liability under the False Claims Act, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. Liability under the False Claims Act also arises when an entity knowingly submits a false claim for reimbursement to the federal government, and the False Claims Act defines the term "knowingly" broadly. The Health Reform Law provides that submission of claims for services or items generated in violation of certain "fraud and abuse" provisions of the Social Security Act, including the anti-kickback provisions, constitutes a false or fraudulent claim under the False Claims Act. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities that allegedly have violated other statutes, such as the federal self-referral prohibition commonly known as the Stark Law, have thereby submitted false claims under the False Claims Act.  From time to time, participants in the healthcare industry, including our company and our customers, may be subject to actions under the False Claims Act, and it is not possible to predict the impact of such actions.

Employees

As of March 1, 2014, we had approximately 2,500 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

Available Information

Our Internet address is www.healthways.com.  We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ( the "SEC").  The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

In the execution of our business strategy, our operations and financial condition are subject to certain risks.  A summary of certain material risks is provided below, and you should take such risks into account in evaluating any investment decision involving the Company.  This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate.  Other sections of this Annual Report on Form 10-K (this "Report") contain additional information concerning these and other risks.

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

A significant percentage of our revenues is derived from health plan customers.  The health plan industry continues to undergo a period of consolidation, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans that already participate in competing programs or are not interested in our programs.  In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations.  Our health plan customers are subject to increased obligations under PPACA, including new benefit mandates, limitations on exclusions and factors used for rate setting, requirements for MLRs, and increased taxes.  In determining how to meet these requirements, health plan customers or prospective customers may seek reduced fees or choose to reduce or delay the purchase of our services.

In addition, PPACA established American Health Benefit Exchanges ("Exchanges") and required that each state establish or participate in an Exchange as of January 1, 2014 where individuals may compare and purchase health insurance. Health plans participating in an Exchange must offer a set of minimum benefits and may elect to offer additional benefits. Chronic disease management is classified as a minimum essential health benefit. The parameters of the chronic disease management benefit may vary based upon each state's specific benchmark plan which sets the standard for each market.  It is possible that our services will not qualify under these standards. We cannot predict whether individuals who are currently receiving our services will switch to health plans offered through the Exchanges that do not include our services.  If we are unable to provide services to health plans participating in Exchanges, if health plans in the Exchanges that engage our services are not successful, or if the Exchanges otherwise reduce the number of members receiving our services or the payments we receive, our results of operations could be negatively impacted.

We currently derive a significant percentage of our revenues from one customer.

Because of the size of its membership, Humana comprised approximately 10.5% of our revenues in 2013.  Our primary contract with Humana continues through 2016. No other customer accounted for 10% or more of our revenues in 2013. The loss of, or the restructuring of a contract with, Humana or other large customers could have a material adverse effect on our business and results of operations.

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

Our strategy relating to the development and introduction of new products and services exposes us to risks such as limited customer acceptance and additional expenditures that may not result in additional net revenue.

An important component of our strategy is to focus on new products and services that enable us to provide immediate value to our customers, such as Dr. Dean Ornish's Lifestyle Management Programs.  Customer acceptance of these new products and services cannot be predicted with certainty, and if we fail to execute properly on this strategy or to adapt this strategy as market conditions evolve, our ability to grow revenue and results of operations may be adversely affected.

 If we fail to successfully implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully.  Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources.  See Item 1. "Business – Business Strategy" for more information regarding our business strategy.   There are risks involved in pursuing our strategy, including the following:

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.
•
Execution of our strategy may cause us to incur substantial implementation costs, make substantial investments in technology and/or incur additional indebtedness, which may divert capital away from our traditional business operations.

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Our inability to renew and/or maintain contracts with our customers could adversely affect our business and results of operations.

We have several contracts subject to renewal in 2014 that individually represented more than 2% of our 2013 revenues and collectively represented 20% of our 2013 revenues. If our customers choose not to renew their contracts with us, our business and results of operations could be materially adversely affected.

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

Economic difficulties and other macroeconomic conditions could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers.  A loss of a significant customer or a reduction in a customer's enrolled lives could have a material adverse effect on our business and results of operations.  In addition, changes in economic conditions could create liquidity and credit constraints.  We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

The continued expansion of our services into international markets subjects us to additional business, regulatory and financial risks.

We provide health improvement programs and services in Brazil, Australia, and France, and we intend to continue expanding our international operations as part of our business strategy.  We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets.  Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is still developing and also involves many new solutions, there is no guarantee that we will be able to achieve the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the expected time frames and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs necessary to implement our strategy of establishing a presence in these markets could have a material adverse effect on our business.

In addition, as a result of doing business in foreign markets, we are subject to a variety of risks which are different from or additional to the risks we face within the United States. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors that are beyond our control.  These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.  In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.  Other factors that may impact our international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations, and other activities of foreign governments, agencies, and similar organizations. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), technologies, solutions, or products.

We may face substantial difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), or technologies into our platform.  Implementing internally-developed solutions and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be costly and time-consuming and may strain our resources.  Consequently, we may not be successful in implementing and/or integrating these new businesses, services, or technologies and may not achieve anticipated revenue and cost benefits.

The performance of our business and the level of our indebtedness could prevent us from meeting the obligations under our debt agreement or the cash convertible notes or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the "Fifth Amended Credit Agreement"), which was amended on February 5, 2013 and July 1, 2013. On July 16, 2013, we completed a private placement of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), and on October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in an aggregate original principal amount of $20 million (the "CareFirst Convertible Note"). As of December 31, 2013, our long-term debt, including the current portion but excluding the debt discount, was $283.6 million.

Our ability to service our indebtedness (including the Cash Convertible Notes and the CareFirst Convertible Note) will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

The Fifth Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock.  A breach of any of these covenants could result in a default under the Fifth Amended Credit Agreement, in which all amounts outstanding under the Fifth Amended Credit Agreement may become immediately due and payable, and all commitments under the Fifth Amended Credit Agreement to extend further credit may be terminated. In addition, a payment default, including an acceleration following an event of default, under the Fifth Amended Credit Agreement or under our indenture for the Cash Convertible Notes, could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.

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

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. In the event the conditional conversion feature of the Cash Convertible Notes is triggered, holders of Cash Convertible Notes will be entitled to convert the Cash Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Cash Convertible Notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Cash Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Cash Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The accounting for the Cash Convertible Notes and related cash convertible notes hedge transactions may result in volatility to our consolidated statements of comprehensive income (loss).

The Cash Conversion Derivative that is part of the Cash Convertible Notes is accounted for as a derivative liability pursuant to ASC Topic 470, Debt, relating to derivative instruments and hedging activities. In general, the initial valuation of the conversion option was bifurcated from the debt component of the Cash Convertible Notes and is measured at fair value each reporting period. For each financial statement period after issuance of the Cash Convertible Notes, a hedge gain (or loss) will be reported in our consolidated statements of comprehensive income (loss) to the extent the valuation of the Cash Conversion Derivative changes from the previous period. In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are recorded and carried at fair value as a derivative asset and are intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. Although we do not expect there to be a material net impact to our consolidated statements of comprehensive income (loss) as a result of our issuing the Cash Convertible Notes and entering into the Cash Convertible Notes Hedges, we cannot assure you these transactions will be completely offset, which may result in volatility to our consolidated statements of comprehensive income (loss).

We are subject to counterparty risk with respect to the Cash Convertible Note Hedges.

The counterparties to the Cash Convertible Notes Hedges (the "Counterparties") are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the Cash Convertible Notes Hedges. Our exposure to the credit risk of the Counterparties will not be secured by any collateral. If one or more of the Counterparties to one or more of the Cash Convertible Notes Hedges becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations, by one of the Counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock.  We can provide no assurances as to the financial stability or viability of any of the Counterparties.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2013, we had approximately $338.8 million and $79.2 million of goodwill and intangible assets, respectively.  We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

We rely upon our information systems for operating and monitoring all major aspects of our business. These systems and our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions or other unexpected events. Any disruption in the operation of our information systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

If we lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

We believe that our success depends in signficant part upon the continued service of our senior management team. In particular, we believe that our Chief Executive Officer, Ben R. Leedle, Jr., is critical to our strategic direction and is uniquely positioned to lead the Company through the current transformational period in the healthcare industry that is largely due to the changes resulting from healthcare reform. The loss of our Chief Executive Officer, even temporarily, or any other member of our senior management team could have a material adverse effect on our business.

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

The rapidly growing industry in which we operate is a continually evolving segment of the overall healthcare industry with many entities, whose financial, research, staff, and marketing resources may exceed our resources, marketing or announcing an intention to offer a variety of population health improvement services and other services to health plans, integrated healthcare systems, self-insured employers, and government entities.

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including our scope of strategic relationships, state-of-the-art proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment and training of our clinical colleagues, our experienced management team, the comprehensive clinical nature of our product offerings, our established reputation for providing well-being improvement services to members with health risk factors or chronic diseases, and the proven financial and clinical outcomes of our programs.  However, we cannot assure you that we can compete effectively with other companies such as those noted above.

We are party to litigation that could force us to pay significant damages and/or harm our reputation.

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Item 3. "Legal Proceedings").  These legal proceedings and any other claims that we may face, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.  Although we currently maintain various types of liability insurance, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance.  Although we believe that we have conducted our operations in full compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

Our business could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

We recently received a notice from North Tide Capital, LLC ("North Tide"), one of our stockholders, that indicates its intention to nominate four directors for election to our Board at our 2014 Annual Meeting of Stockholders. If a proxy contest involving North Tide or its affiliates ensues, or if we become engaged in a proxy contest with another activist stockholder in the future, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;
•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board to pursue an activist stockholder's particular agenda, it may adversely affect our ability to effectively implement our business strategy.

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

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state laws or regulations could impose additional and more restrictive privacy and security restrictions.  We are required to comply with most requirements of the HIPAA privacy and security regulations and may be subject to criminal or civil penalties for violations of these regulations. The regulations that implemented many of these ARRA requirements revised the standards for agreements with business associates and required, in most instances, amendments to existing agreements with our customers and subcontractors.  Compliance with the final rule was required beginning September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. In addition, the regulations create a presumption that non-permitted uses and disclosures of unsecured individually identifiable health information constitute breaches for which notice must be made by us or our customers to affected individuals and, in some cases, the media, unless it can be demonstrated that there is a low probability that the information has been compromised. This presumption and revised standard for determining whether a non-permitted use or disclosure constitutes a breach may result in a greater number of incidents being classified as breaches and, thus, a greater number of required notifications.

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

Among other things, PPACA decreases the number of uninsured individuals and expands coverage through the expansion of public programs and private sector health insurance and a number of health insurance market reforms.  PPACA also encourages utilization of preventive services and wellness programs, such as those provided by the Company.  However, PPACA also directly affects the customers or prospective customers that contract for our services and may increase their costs and/or reduce their revenues.  For example, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum MLRs for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses must be at least 80% for individual and small group health plans and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates, and CMS receiving refunds in the case of Medicare Advantage plans, if the actual loss ratios fall below these minimums.  PPACA provides for reductions in funding to Medicare Advantage programs, which may cause some Medicare Advantage plans to raise beneficiary premiums or limit benefits.

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

Because of PPACA's complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges, and possible amendment or repeal, we are unable to predict all of the ways in which PPACA could impact the Company.  We could also be impacted by future healthcare reform legislative initiatives and/or government regulation.

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

In addition, we lease office space for our seven other well-being improvement call center locations for an aggregate of approximately 160,000 square feet of space with lease terms expiring on various dates from 2014 to 2020.  Our operations support and training offices contain approximately 66,000 square feet in aggregate and have lease terms expiring from 2014 to 2020.

Item 3.	Legal Proceedings

Contract Disputes

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota. The arbitration hearing concluded on October 23, 2013.  During and after the conclusion of the arbitration hearing in October, the parties entered into settlement negotiations to resolve all claims in dispute. The parties have jointly requested that the arbitrator not issue any award or decision while the parties are engaged in settlement discussions. We cannot predict whether these discussions will result in a settlement.

We are involved in a contractual dispute with Plastipak Packaging, Inc. ("Plastipak"). On September 10, 2012, Plastipak filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us.  The case is currently in the discovery phase of litigation.  We deny Plastipak's claims and intend to vigorously defend the action.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the "Board") in Delaware Chancery Court (the "Court") alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer and intends to vigorously defend the allegations.
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

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 14, 2014.  Executive officers of the Company serve at the pleasure of the Board.

Officer	Age	Position

Ben R. Leedle, Jr.	53
Chief Executive Officer and director of the Company since September 2003.  President of the Company from May 2002 through October 2008 and April 2011 to present.  Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002.  Senior Vice President of the Company from 1996 until 2000.

Michael Farris	54	Chief Commercial Officer of the Company since October 2012. Navvis & Company Chief Executive Officer from 2004 to September 2012.

Alfred Lumsdaine	48	Chief Financial Officer of the Company since January 2011. Chief Accounting Officer of the Company from February 2002 until January 2011.

Peter Choueiri	48
President, Healthways International, since January 2012 and Chief Operating Officer, Healthways International, from June 2011 through January 2012.  Head of Global Markets for North America, Middle East/Africa, and Southern Europe/Latin America for Munich Reinsurance Company in Germany from May 2009 to May 2011 and Head of Divisional Unit Healthcare from October 2005 to May 2009.

Glenn Hargreaves	47	Chief Accounting Officer of the Company since July 2012 and Controller since January 2011. Director of Tax of the Company from April 2005 until January 2011.

Mary Flipse	47
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

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the symbol "HWAY".

The following table sets forth the high and low sales prices per share of our common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2013
First quarter	$13.24	$9.82
Second quarter	17.62	10.97
Third quarter	22.20	15.36
Fourth quarter	18.72	9.59

Year ended December 31, 2012
First quarter	$8.49	$6.66
Second quarter	8.00	6.21
Third quarter	11.96	7.73
Fourth quarter	11.94	8.58

Unregistered Sales of Equity Securities

On November 7, 2013, Ben R. Leedle, Jr., our Chief Executive Officer, and Alfred Lumsdaine, our Chief Financial Officer, purchased 20,000 and 4,000 unregistered shares of common stock, respectively, from the Company for consideration of $235,000 and $47,000, respectively. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

On July 15, 2013, we entered into an exclusive partnership with Dean Ornish, M.D., to operate and license his Lifestyle Management Programs. In partial consideration for this exclusive partnership, we issued 45,362 unregistered shares of our common stock to Dean Ornish, M.D., and Ed McCall. The number of shares of our common stock issued in this transaction was calculated based on the average closing trading price per share of our common stock on NASDAQ over the 30 trading days immediately prior to the effective date of this transaction. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders

At March 1, 2014, there were approximately 10,600 holders of our common stock, including 217 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  Our Board will review our dividend policy from time to time and may declare dividends at its discretion; however, our Fifth Amended Credit Agreement places restrictions on the payment of dividends.  For further discussion of the Fifth Amended Credit Agreement, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated by reference herein.

Item 6.  Selected Financial Data

The following table represents selected financial data.  The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Report.

(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Results:
Revenues	$663,285	$677,170	$688,765	$720,333	$717,426
Cost of services (exclusive of depreciation and amortization included below)	547,387	533,880	510,724	493,713	522,999
Selling, general and administrative expenses	61,205	60,888	64,843	72,830	71,535
Depreciation and amortization	52,791	51,734	49,988	52,756	49,289
Impairment loss	—	—	183,288	—	—
Restructuring and related charges	—	1,773	9,036	10,258	—
Operating income (loss)	$1,902	$28,895	$(129,114)	$90,776	$73,603
Gain on sale of investment	—	—	—	(1,163)	(2,581)
Interest expense	16,079	14,149	13,193	14,164	15,717
Legal settlement and related costs	—	—	—	—	39,956

Income (loss) before income taxes	$(14,177)	$14,746	$(142,307)	$77,775	$20,511
Income tax expense (benefit)	(5,636)	6,722	15,386	30,445	10,137
Net income (loss)	$(8,541)	$8,024	$(157,693)	$47,330	$10,374

Basic income (loss) per share:	$(0.25)	$0.24	$(4.68)	$1.39	$0.31

Diluted income (loss) per share: (1)	$(0.25)	$0.24	$(4.68)	$1.36	$0.30

Weighted average common shares and
equivalents:
Basic	34,489	33,597	33,677	34,129	33,730
Diluted (1)	34,489	33,836	33,677	34,902	34,359

Balance Sheet Data:
Cash and cash equivalents	$2,584	$1,759	$864	$1,064	$2,356
Working capital (deficit)	(5,194)	13,551	8,774	547	(44,296)
Total assets	749,011	748,268	708,905	861,689	882,366
Long-term debt	237,582	278,534	266,117	243,425	254,345
Other long-term liabilities	51,003	26,602	31,351	39,140	42,615
Stockholders' equity	302,690	278,821	265,716	430,841	377,277

Other Operating Data:
Annualized revenue in backlog	$39,800	$39,000	$29,400	$37,100	$32,400

(1)	The assumed exercise of stock-based compensation awards for the year ended December 31, 2013 and December 31, 2011 was not considered because the impact would be anti-dilutive.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded and incorporated in Delaware in 1981, Healthways, Inc. ("Healthways") provides specialized, comprehensive solutions to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs.

We believe well-being consists of five essential elements:

•	Purpose: Liking what you do each day and being motivated to achieve your goals

•	Social: Having supportive relationships and love in your life

•	Financial: Managing your economic life to reduce stress and increase security

•	Community: Liking where you live, feeling safe and having pride in your community

•	Physical: Having good health and enough energy to get things done daily

Our solutions provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or payor.  Through a simple, but powerful, data-driven process we identify the needs of each individual and determine the right level of support. This allows us to deploy successful strategies to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. Our services are delivered using a range of methods desired by an individual including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.

In North America, our customers include health plans, both commercial and Medicare Advantage, large self-insured employers, including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, hospitals, and physician groups, in all 50 states and the District of Columbia. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia and France.  All of our interventions are developed with over 30 years of experience based in science and ongoing innovation. Our technology-driven infrastructure is compatible with, and integrated into, our customer and other vendor systems. We operate domestic and international well-being improvement call centers staffed with a wide range of licensed health professionals.  Our fitness center network encompasses approximately 15,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Our guiding philosophy and approach to market is predicated on the fundamental belief that healthier people cost less and are more productive.  As described more fully below, our programs are designed to improve individual and organizational well-being by helping people adopt or maintain healthy behaviors, reduce health-related risk factors, and optimize their care for identified health conditions.

First, our programs are designed to help people adopt or maintain healthy behaviors by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•
engaging people in our well-being improvement programs and networks, such as fitness, weight management, stress management, financial and lifestyle management skills, chiropractic, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, nutrition, health coaching, and tools that support behavior change. These programs improve the well-being status of member populations and reduce the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity. Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking enhancement opportunity. Our web-based tools include the Well-Being Connect® portal and our educational capabilities include the Dave Ramsey Core™ Financial Wellness program. We also utilize mobile applications such as wellbeingGO®, and our MeYou Health subsidiary unique mobile applications include Well-Being Tracker™, Daily Challenge® and Walkadoo™.

Second, our programs are designed to help people reduce health-related risk factors by:

•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing educational materials and personal interactions with highly trained healthcare professionals to create and sustain healthier behaviors for those individuals at risk or in the early stages of chronic conditions.

We engage our customers' covered populations through specific interactions that are sensitive to each individual's health risks and needs. In many situations, we utilize predictive modeling capabilities to allow us to identify and stratify those participants who are most at risk for an adverse health event. Our programs are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers fitness solution, overcoming nicotine addiction through the QuitNet on-line smoking cessation community, or generating sustainable weight-loss through our Innergy solution.

Finally, our programs are designed to help people optimize care for identified health conditions by:

•	incorporating the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	developing care support plans and motivating members to set attainable goals for themselves;
•	providing local market resources to address acute episodic interventions;
•	coordinating members' care as an extension of their healthcare providers;
•	providing software technology solutions and management consulting in support of well-being improvement services; and
•	providing high-risk care management for members at risk for hospitalization due to complex conditions.

Our approach is to use proprietary, analytic models to identify individuals who are likely to incur future high costs, including those who have specific gaps in care, and through evidence-based interventions drive adherence to proven standards of care, medication regimens and physicians' plans of care to reduce disease progression and related medical spending. Specific examples of interventions include our Care Transitions hospital readmissions avoidance program and the Dr. Dean Ornish Program for Reversing Heart Disease.

We recognize that each individual in a given population plays a variety of roles in his or her pursuit of improved well-being, often simultaneously.  By providing the full spectrum of services to meet each individual's needs, we believe our interventions can be delivered at scale and in a manner that reflects those unique needs over time.  We believe that real and sustainable behavior change generates measurable, long-term cost savings and improved individual and business performance for our customers.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management's strategies and decisions;
•	our ability to sign and implement new customer contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;
•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;
•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;
•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;
•	the costs and management distraction related to a proxy contest;
•	the impact of PPACA on our operations and/or the demand for our services;
•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;
•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;
•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;
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
•
our ability to service our debt (including the Cash Convertible Notes and CareFirst Convertible Note), make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;

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

•	the impact of any impairment of our goodwill or other intangible assets;
•	our ability to develop new products and deliver and report outcomes on those products;
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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic;
•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in this Report, including those set forth in Item 1A. "Risk Factors."

We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

We describe our accounting policies in Note 1 to the consolidated financial statements.  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Our fees are generally billed on a PMPM basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers fitness solution, include fees that are based upon member participation.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with a number of comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms. Some of our contracts allow the customer to terminate early.

Our performance-based contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements. Approximately 4% of revenues recorded during the year ended December 31, 2013 were performance-based of which 3% were subject to final reconciliation as of December 31, 2013.

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

We generally assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply, interim assessments of achievement against performance targets, or metrics available from our operating platforms.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported. In addition, we may also provide contractual allowances for billing adjustments (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2013, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $24.2 million, all of which were based on actual data. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2013, 2012 and 2011, we recognized a net increase in revenue of $8.2 million, $9.2 million, and $2.9 million, respectively, that related to services provided prior to each respective year.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If we conclude during the qualitative assessment that this is the case or if we elect not to perform a qualitative assessment, we perform a quantitative review as described below.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards over the required vesting period based on estimated fair values at the date of grant.  Determining the fair value of stock options at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior.  In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. These assumptions and judgment are further described in Note 13 to the consolidated financial statements.

Results of Operations

The following table sets forth the components of the statements of operations for the fiscal years ended December 31, 2013, 2012 and 2011 expressed as a percentage of revenues.

	Year Ended December 31,
	2013	2012	2011

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	82.5%	78.8%	74.2%
Selling, general and administrative expenses	9.2%	9.0%	9.4%
Depreciation and amortization	8.0%	7.6%	7.3%
Impairment loss	—	—	26.6%
Restructuring and related charges	—	0.3%	1.3%
Operating income (loss) (1)	0.3%	4.3%	(18.7)%

Interest expense	2.4%	2.1%	1.9%

Income (loss) before income taxes (1)	(2.1)%	2.2%	(20.7)%
Income tax expense (benefit)	(0.8)%	1.0%	2.2%

Net income (loss)	(1.3)%	1.2%	(22.9)%

(1)	Figures may not add due to rounding.

Revenues

Revenues for fiscal 2013 decreased $13.9 million, or 2.1%, over fiscal 2012, primarily due to contract terminations, including our contract with CIGNA in February 2013 as well as one other health plan contract (the "two terminated contracts").  These decreases were somewhat offset by the following:

•	the commencement of contracts with new customers; and
•	increased participation and/or increased membership in customers' existing programs.

Revenues for fiscal 2012 decreased $11.6 million, or 1.7%, over fiscal 2011, primarily due to decreases in revenue from the wind-down of our contract with CIGNA in advance of the contract's expiration in February 2013, as well as certain other contract or program terminations with three smaller health plan customers.  These decreases were somewhat offset by the following:

•	the commencement of contracts with new customers;
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions; and
•	an increase in performance-based revenues due to our ability to measure and achieve performance targets on certain contracts during the year ended December 31, 2012.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2013 increased to 82.5% compared to 78.8% for fiscal 2012, primarily due to the following:

•
the impact of the two terminated contracts, which carried a lower than average cost of services as a percentage of revenues, as well as the impact of certain costs that could not be reduced in the same proportion and/or timeframe as the overall decrease in revenues; and

•	an increase in support costs primarily related to both our Embrace platform and program enrollment partially offset by recoupment of fees related to certain supplier service level agreements.

These increases in cost of services for fiscal 2013 were slightly offset by the following decreases:

•	continued economies of scale gained in our fitness solutions; and

•	a reduction in healthcare benefit costs related to a decrease in claims for fiscal 2013 compared to fiscal 2012.

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

These increases in cost of services for fiscal 2012 were partially offset by decreases in cost of services (excluding depreciation and amortization) as a percentage of revenues due to the following:

•	an increase in performance-based revenues wherein a significant portion of the related costs were incurred and recognized in a prior period;
•	costs associated with implementing a new and innovative contract in 2011 for which we weren't able to recognize revenue until 2012; and
•	efficiencies gained in our fitness solutions through certain cost management initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent at 9.2% for fiscal 2013 compared to 9.0% for fiscal 2012.

Selling, general and administrative expenses as a percentage of revenues decreased to 9.0% for fiscal 2012 compared to 9.4% for fiscal 2011, primarily due to certain cost reductions from a restructuring of the Company in 2011 that was largely completed during the fourth quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expense increased 2.0% for fiscal 2013 compared to fiscal 2012, primarily due to increased depreciation expense related to our Embrace platform.

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

During fiscal 2011, we incurred net charges of $9.0 million related to a restructuring of the Company in the fourth quarter of 2011, which primarily consisted of termination benefits and costs associated with capacity reductions following CIGNA's decision to wind down its contract beginning in 2012.  Also during fiscal 2011, we incurred charges of $183.3 million primarily related to an impairment of goodwill during the fourth quarter of 2011.

Interest Expense

Interest expense for fiscal 2013 increased $1.9 million compared to fiscal 2012, primarily due to amortization of the debt discount related to the Cash Convertible Notes. This increase was somewhat offset by a decrease in interest expense related to the write-off in 2012 of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement.

Interest expense for fiscal 2012 increased $1.0 million compared to fiscal 2011, primarily due to the write-off of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement in June 2012.

Income Tax Expense

Our effective tax benefit rate for 2013 was 39.8%, which included a favorable $1.1 million reduction to an unrecognized tax position due to the expiration of the applicable statutes of limitations for the 2009 tax year.

Our effective tax rate increased to 45.6% for fiscal 2012 compared to fiscal 2011, primarily due to routine reconciliations of estimated amounts and the relatively small base of pretax income for 2012 in relation to certain unrecognized tax benefits and non-deductible expenses.

In 2011 we had positive income tax expense of $15.4 million despite a pre-tax loss of $142.3 million primarily due to an impairment loss of $183.3 million, the majority of which was not deductible for tax purposes.

Liquidity and Capital Resources

Operating activities for fiscal 2013 provided cash of $71.5 million compared to $40.7 million for fiscal 2012.  The increase in operating cash flow resulted primarily from the following:

•	a decrease in days sales outstanding in accounts receivable from 57 days at December 31, 2012 to 49 days at December 31, 2013;
•	the timing of several significant vendor payments; and
•	severance payments made in 2012, which did not recur in 2013, as a result of a restructuring of the Company that was completed during the fourth quarter of 2011.

Investing activities during fiscal 2013 used $49.9 million in cash, which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during fiscal 2013 used $19.9 million in cash primarily related to net payments under the Fifth Amended Credit Agreement and payments for the Cash Convertible Notes Hedges, mostly offset by proceeds from the Cash Convertible Notes, the CareFirst Convertible Note, the sale of warrants, and exercises of stock options.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $110.0 million of which remained outstanding at December 31, 2013, and an uncommitted incremental accordion facility of $200.0 million.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ( "LIBOR") or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company's active domestic subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins were effective through December 31, 2013 and applied only when our total funded debt to EBITDA ratio was greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes, Cash Convertible Notes Hedges and warrants described below as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended September 30, 2013.  As of December 31, 2013, availability under the revolving credit facility totaled $38.7 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at December 31, 2013 of (1) a maximum total funded debt to EBITDA of 4.75 and (2) a minimum total fixed charge coverage of 1.50.  As of December 31, 2013, our total funded debt to EBITDA ratio was 4.13, and our total fixed charge coverage ratio was 1.82, each as defined in the Fifth Amended Credit Agreement. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of December 31, 2013.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock. A breach of any of these covenants could result in a default under the Fifth Amended Credit Agreement, in which all amounts outstanding under the Fifth Amended Credit Agreement may become immediately due and payable, and all commitments under the Fifth Amended Credit Agreement to extend further credit may be terminated. In addition, a payment default, including an acceleration following an event of default, under the Fifth Amended Credit Agreement or under our indenture for the Cash Convertible Notes, could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 7 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at December 31, 2013, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

Cash Convertible Senior Notes

On July 16, 2013, we completed a private placement of $150.0 million aggregate principal amount of Cash Convertible Notes due 2018, which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Cash Convertible Notes are convertible into cash based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes.

In connection with the issuance of the Cash Convertible Notes, we entered into Cash Convertible Notes Hedges, which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The Cash Convertible Notes Hedges, which are recorded and carried at fair value as a derivative asset, are intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. We also entered into separate privately negotiated warrant transactions (the "Warrants") initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The warrant transactions could have a dilutive effect to the extent that the market price per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the Warrants. The initial strike price of the Warrants is approximately $25.95 per share, which effectively increases the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013.

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

Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date  we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement with CareFirst, which is in addition to certain existing commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued the CareFirst Convertible Note in the aggregate original principal amount of $20 million to CareFirst for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019. The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all indebtedness of the Company under the Fifth Amended Credit Agreement, and (b) any other senior debt of the Company, which currently includes only the Cash Convertible Notes.

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

Any material commitments for capital expenditures are included in the "Contractual Obligations" table below.

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2013:

	Payments Due By Year Ended December 31,
(In thousands)		2015 -	2017 -	2019 and
	2014	2016	2018	After	Total
Deferred compensation plan payments (1)	$1,615	$1,142	$523	$5,538	$8,818
Long-term debt and related interest (2)	20,938	51,667	219,861	20,736	313,202
Operating lease obligations	13,198	22,545	20,905	33,262	89,910
Capital lease obligations (3)	1,199	66	—	—	1,265
Purchase obligations	3,152	—	—	—	3,152
Outsourcing obligations (4)	23,017	40,020	36,154	43,025	142,216
Other contractual cash obligations (5)	15,960	42,710	19,949	25,500	104,119
Total contractual cash obligations	$79,079	$158,150	$297,392	$128,061	$662,682

(1) Consists of payments under a non-qualified deferred compensation plan and performance cash awards.

(2) Consists of scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Fifth Amended Credit Agreement. Also includes payments in respect of the Cash Convertible Notes and CareFirst Convertible Note and payments of cash interest thereon. Total estimated interest payments are $8.4 million for 2014, $14.2 million for 2015 and 2016 combined, $6.2 million for 2017 and 2018 combined, and $0.7 million for 2019 and after.

(3) Consists of scheduled principal payments and estimated interest payments on capital lease obligations.  Estimated interest payments are immaterial.

(4) Outsourcing obligations primarily include a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC entered into in May 2011 that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $142.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $297.6 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(5) Other contractual cash obligations include a 25-year strategic relationship agreement with Gallup that we entered into in January 2008 and a 5-year global joint venture agreement with Gallup that we entered into in October 2012.  We have minimum remaining contractual cash obligations of $42.0 million related to these agreements, $7.5 million of which will occur during each of 2014 and 2015, $6.0 million which will occur in each of 2016 and 2017 and the remaining $15.0 million of which will occur ratably over the following 15 years. The majority of the remaining other contractual cash obligations consists of royalty and license fees related to certain programs or product offerings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2013.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment."  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We adopted this standard for the fiscal year beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

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

Interest Rate Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the Base Rate (as previously defined), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%. The increased margins were effective through December 31, 2013 and applied only when our total funded debt to EBITDA ratio was greater than or equal to 3.50 to 1.00.

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.690% to 1.480% plus a spread.

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.7 million for the twelve months ended December 31, 2013.

Foreign Currency Exchange Rate Risk

 As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the twelve months ended December 31, 2013.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheets of Healthways, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthways Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 14, 2014

Item 8.	Financial Statements and Supplementary Data

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$2,584	$1,759
Accounts receivable, net	89,484	108,337
Prepaid expenses	9,228	9,727
Other current assets	6,857	7,227
Income taxes receivable	1,402	5,920
Deferred tax asset	9,667	8,839
Total current assets	119,222	141,809

Property and equipment:
Leasehold improvements	37,463	40,679
Computer equipment and related software	290,392	267,902
Furniture and office equipment	22,881	23,552
Capital projects in process	25,228	11,799
	375,964	343,932
Less accumulated depreciation	(217,766)	(187,438)
	158,198	156,494

Other assets	53,629	21,042
Intangible assets, net	79,162	90,228
Goodwill, net	338,800	338,695

Total assets	$749,011	$748,268

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2013	December 31, 2012
Current liabilities:
Accounts payable	$33,125	$26,343
Accrued salaries and benefits	20,157	24,909
Accrued liabilities	32,065	39,234
Deferred revenue	4,496	5,643
Contract billings in excess of earned revenue	17,411	14,793
Current portion of long-term debt	14,340	11,801
Current portion of long-term liabilities	2,822	5,535
Total current liabilities	124,416	128,258

Long-term debt	237,582	278,534
Long-term deferred tax liability	33,320	36,053
Other long-term liabilities	51,003	26,602

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 35,107,303 and 33,924,464 shares outstanding	35	34
Additional paid-in capital	283,244	251,357
Retained earnings	48,000	56,541
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(407)	(929)
Total stockholders' equity	302,690	278,821

Total liabilities and stockholders' equity	$749,011	$748,268

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$663,285	$677,170	$688,765
Cost of services (exclusive of depreciation and amortization of $36,183, $36,094, and $36,248, respectively, included below)	547,387	533,880	510,724
Selling, general and administrative expenses	61,205	60,888	64,843
Depreciation and amortization	52,791	51,734	49,988
Impairment loss	—	—	183,288
Restructuring and related charges	—	1,773	9,036

Operating income (loss)	1,902	28,895	(129,114)
Interest expense	16,079	14,149	13,193

Income (loss) before income taxes	(14,177)	14,746	(142,307)
Income tax expense (benefit)	(5,636)	6,722	15,386

Net income (loss)	$(8,541)	$8,024	$(157,693)

Earnings (loss) per share:
Basic	$(0.25)	$0.24	$(4.68)

Diluted(1)	$(0.25)	$0.24	$(4.68)

Comprehensive income (loss)	$(8,019)	$8,884	$(156,049)

Weighted average common shares and equivalents
Basic	34,489	33,597	33,677
Diluted (1)	34,489	33,836	33,677

See accompanying notes to the consolidated financial statements.

(1) The assumed exercise of stock-based compensation awards for the years ended December 31, 2013 and December 31, 2011 was not considered because the impact would be anti-dilutive.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income (loss)	$(8,541)	$8,024	$(157,693)
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of income taxes of $972, $493, and $1,109, respectively	1,277	780	1,714
Foreign currency translation adjustment	(755)	80	(70)
Total other comprehensive income, net of tax	522	860	1,644
Comprehensive income (loss)	$(8,019)	$8,884	$(156,049)

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$—	$34	$232,524	$206,210	(4,494)	$(3,433)	$430,841
Comprehensive loss	—	—	—	(157,693)	—	1,644	(156,049)
Repurchases of common stock	—	(2)	—	—	(23,688)	—	(23,690)
Exercise of stock options	—	1	4,824	—	—	—	4,825
Tax effect of stock options and restricted stock units	—	—	(2,719)	—	—	—	(2,719)
Share-based employee compensation expense	—	—	9,246	—	—	—	9,246
Issuance of stock in conjunction with Navvis acquisition	—	—	3,262	—	—	—	3,262
Balance, December 31, 2011	$—	$33	$247,137	$48,517	$(28,182)	$(1,789)	$265,716
Comprehensive income	—	—	—	8,024	—	860	8,884
Exercise of stock options	—	1	2,834	—	—	—	2,835
Tax effect of stock options and restricted stock units	—	—	(5,043)	—	—	—	(5,043)
Share-based employee compensation expense	—	—	6,371	—	—	—	6,371
Issuance of stock in conjunction with Ascentia acquisition	—	—	58	—	—	—	58
Balance, December 31, 2012	$—	$34	$251,357	$56,541	$(28,182)	$(929)	$278,821
Comprehensive loss	—	—	—	(8,541)	—	522	(8,019)
Exercise of stock options	—	1	12,747	—	—	—	12,748
Tax effect of stock options and restricted stock units	—	—	(3,225)	—	—	—	(3,225)
Share-based employee compensation expense	—	—	7,116	—	—	—	7,116
Issuance of warrants	—	—	15,150	—	—	—	15,150
Issuance of stock in conjunction with Ornish partnership	—	—	467	—	—	—	467
Other	—	—	(368)	—	—	—	(368)
Balance, December 31, 2013	$—	$35	$283,244	$48,000	$(28,182)	$(407)	$302,690

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(8,541)	$8,024	$(157,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	52,791	51,734	49,988
Impairment loss	—	—	183,288
Amortization and write-off of deferred loan costs	1,685	2,284	1,894
Amortization of debt discount	3,140	—	—
Share-based employee compensation expense	7,116	6,371	9,246
Deferred income taxes	(5,077)	(1,334)	(3,572)
Excess tax benefits from share-based payment arrangements	(718)	(492)	(433)
Decrease (increase) in accounts receivable, net	19,099	(23,439)	(7,452)
(Increase) decrease in other current assets	(598)	2,984	6,960
Increase (decrease) in accounts payable	9,224	(995)	1,466
Decrease in accrued salaries and benefits	(5,780)	(12,980)	(8,932)
(Decrease) increase in other current liabilities	(1,196)	13,637	2,676
Other	383	(5,096)	(1,144)
Net cash flows provided by operating activities	71,528	40,698	76,292

Cash flows from investing activities:
Acquisition of property and equipment	(41,346)	(48,912)	(49,290)
Business acquisitions, net of cash acquired, and equity investments	(830)	(4,693)	(23,523)
Other	(7,717)	(6,872)	(6,889)
Net cash flows used in investing activities	(49,893)	(60,477)	(79,702)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	352,850	755,550	439,621
Payments of long-term debt	(529,874)	(736,355)	(417,490)
Repurchases of common stock	—	—	(23,690)
Excess tax benefits from share-based payment arrangements	718	492	433
Exercise of stock options	12,748	2,835	4,825
Deferred loan costs	(5,264)	(2,547)	—
Proceeds from cash convertible senior notes	150,000	—	—
Proceeds from convertible note	20,000	—	—
Proceeds from sale of warrants	15,150	—	—
Payments for cash convertible note hedge transactions	(36,750)	—	—
Change in outstanding checks and other	526	582	(709)
Net cash flows (used in) provided by financing activities	(19,896)	20,557	2,990

Effect of exchange rate changes on cash	(914)	117	220

Net increase (decrease) in cash and cash equivalents	825	895	(200)

Cash and cash equivalents, beginning of period	1,759	864	1,064

Cash and cash equivalents, end of period	2,584	1,759	864

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,080	$12,001	$11,106
Cash paid during the period for income taxes	$650	$2,282	$7,874

Noncash Activities:
Issuance of unregistered common stock associated with Navvis acquisition	$—	$—	$3,262
Issuance of unregistered common stock associated with Ascentia acquisition	$—	$58	$—
Issuance of unregistered common stock associated with Ornish partnership	$467	$—	$—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012, and 2011

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

As used throughout these notes to the consolidated financial statements, unless the context otherwise indicates, the terms "we," "us," "our," or the "Company" refer collectively to Healthways, Inc. and its wholly-owned subsidiaries.

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

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $40.1 million, $39.1 million, and $36.6 million, respectively, including amortization of assets recorded under capital leases.

Net computer software at December 31, 2013 and 2012 was $99.1 million and $103.7 million, respectively.  Depreciation expense related to computer software for the years ended December 31, 2013, 2012, and 2011 was $26.5 million, $24.9 million, and $21.4 million, respectively.

e.  Other Assets - Other assets consist primarily of cash convertible notes hedges, long-term investments, long-term customer incentives, and deferred loan costs net of accumulated amortization.

f.  Intangible Assets - Intangible assets subject to amortization include customer contracts, acquired technology, patents, distributor and provider networks, a perpetual license, and other intangible assets which we amortize on a straight-line basis over estimated useful lives ranging from two to 25 years.  We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable.

Intangible assets not subject to amortization at December 31, 2013 and 2012 consist of a trade name of $29.0 million.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

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

i. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly owned subsidiaries.  Generally accepted accounting principles in the United States ("U.S. GAAP") generally require that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

j. Revenue Recognition - Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  In addition, some of our services, such as the Healthways SilverSneakers® fitness solution, include fees that are based upon member participation.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with a number of comprehensive strategic agreements extending to ten years in length.  Contracts with self-insured employers typically have two to four-year terms. Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 4% of revenues recorded during the year ended December 31, 2013 were performance-based of which 3% were subject to final reconciliation as of December 31, 2013.

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

We generally bill our customers each month for the entire amount of the fees contractually due for the prior month's enrollment, which typically includes the amount, if any, that is performance-based and may be subject to refund should we not meet performance targets.  Fees for participation are typically billed in the month after the services are provided.  Deferred revenues arise from contracts that permit upfront billing and collection of fees covering the entire contractual service period, generally 12 months.  A limited number of our contracts provide for certain performance-based fees that cannot be billed until after they are reconciled with the customer.

We generally assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply, interim assessments of achievement against performance targets, or metrics available from our operating platforms.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported.  In addition, we may also provide contractual allowances for billing adjustments (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2013, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $24.2 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2013, 2012 and 2011, we recognized a net increase in revenue of $8.2 million, $9.2 million, and $2.9 million, respectively, that related to services provided prior to each respective year.

k.  Earnings (Loss) Per Share – We calculate basic earnings (loss) per share using weighted average common shares outstanding during the period.  We calculate diluted earnings (loss) per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period unless the impact would be anti-dilutive.  See Note 14 for a reconciliation of basic and diluted earnings (loss) per share.

l.  Share-Based Compensation – We recognize all share-based payments to employees, including grants of employee stock options, in the consolidated statements of operations over the required vesting period based on estimated fair values at the date of grant.  See Note 13 for further information on share-based compensation.

m. Derivative Instruments and Hedging Activities – We use derivative instruments to manage risks related to interest rate swap agreements, foreign currencies, and the cash convertible senior notes (as discussed in Note 6). We account for derivatives in accordance with Financial Accounting Standards Board Standards Board ("FASB")  Accounting Standards Codification ("ASC") Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets. See Note 7 for further information on derivative instruments and hedging activities.

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

In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment."  ASU No. 2012-02 permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If the entity concludes that this is the case, it must perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.  Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted.  We adopted this standard for the fiscal year beginning January 1, 2013.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

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

3.	Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2011, 2012, and 2013 is shown below:

(In thousands)
Balance, December 31, 2010	$496,265
Navvis purchase	21,527
Impairment loss	(182,400)
Balance, December 31, 2011	335,392
Ascentia purchase	3,303
Balance, December 31, 2012	338,695
Other adjustments	105
Balance, December 31, 2013	$338,800

In August 2011, we acquired Navvis & Company ("Navvis"), a firm that provides strategic counsel and change management services to healthcare systems, for $23.7 million in cash.  In addition, we issued 432,902 unregistered shares of our common stock which were valued in the aggregate at $3.3 million.

We performed a quantitative goodwill impairment review during the fourth quarter of 2011, and as a result of changes in our long-term projections related to the wind-down of our contract with CIGNA, we recorded a $182.4 million goodwill impairment loss.

In April 2012, we acquired Ascentia Health Care Solutions ("Ascentia"), a firm that supports and promotes population health management, patient centered programs, payer strategies and physician practice enhancement programs, for $5.5 million in cash.  In addition, we issued 14,409 unregistered shares of our common stock which were valued in the aggregate at $0.1 million.

As of January 1, 2013, the gross amount of goodwill totaled $521.1 million, and we had accumulated impairment losses of $182.4 million.

4.	Intangible Assets

Intangible assets subject to amortization at December 31, 2013 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$59,574	$51,512	$8,062
Acquired technology	29,431	25,589	3,842
Patents	24,547	15,081	9,466
Distributor and provider networks	8,709	7,190	1,519
Perpetual license to survey-based data	30,000	3,986	26,014
Other	5,077	3,867	1,210
Total	$157,338	$107,225	$50,113

Intangible assets subject to amortization at December 31, 2012 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$59,305	$44,571	$14,734
Acquired technology	29,287	24,299	4,988
Patents	24,337	12,723	11,614
Distributor and provider networks	8,709	6,669	2,040
Perpetual license to survey-based data	29,000	2,708	26,292
Other	5,097	3,586	1,511
Total	$155,735	$94,556	$61,179

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from two to 25 years.  Total amortization expense for the years ended December 31, 2013, 2012, and 2011, was $12.7 million, $12.6 million, and $13.4 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2014	$11,170
2015	6,783
2016	5,003
2017	3,343
2018	3,307
2019 and thereafter	20,507
Total	$50,113

Intangible assets not subject to amortization at December 31, 2013 and 2012 consist of a trade name of $29.0 million.

5.            Income Taxes

Income tax expense is comprised of the following:

(In thousands)	Year Ended December 31,
	2013	2012	2011
Current taxes
Federal	$(1,311)	$(1,271)	$9,388
State	741	774	2,109
Foreign	1,693	1,754	1,707
Deferred taxes
Federal	(5,842)	4,803	2,169
State	(1,018)	413	438
Foreign	101	249	(425)
Total	$(5,636)	$6,722	$15,386

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax liability as of December 31, 2013 and 2012:

(In thousands)	December 31, 2013	December 31, 2012

Deferred tax asset:
Accruals and reserves	$14,159	$10,910
Deferred compensation	3,933	6,597
Share-based payments	10,703	12,213
Net operating loss carryforwards	8,303	7,914
Cash conversion derivative	3,553	—
Other assets and liabilities	1,486	1,533
	42,137	39,167
Valuation allowance	(3,630)	(3,242)
	$38,507	$35,925
Deferred tax liability:
Property and equipment	$(44,740)	$(47,317)
Intangible assets	(13,418)	(15,700)
Cash convertible notes hedges	(3,553)	—
Other assets and liabilities	(449)	(122)
	(62,160)	(63,139)
Net deferred tax liability	$(23,653)	$(27,214)

Net current deferred tax asset	$9,667	$8,839
Net long-term deferred tax liability	(33,320)	(36,053)
	$(23,653)	$(27,214)

Based on the Company's historical and expected future taxable earnings, we believe it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at December 31, 2013.

For 2013, 2012 and 2011, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.  We recorded a tax effect of $1.0 million, $0.5 million, and $1.1 million in 2013, 2012, and 2011, respectively, related to our interest rate swap agreements (see Note 7) to stockholders' equity as a component of accumulated other comprehensive income (loss).

At December 31, 2013, we had international net operating loss carryforwards totaling approximately $13.9 million with an indefinite carryforward period, approximately $11.0 million of federal loss carryforwards originating from acquired entities, and approximately $17.7 million of state loss carryforwards.  We have provided a valuation allowance on certain deferred tax assets associated with our international net operating loss carryforwards.  The federal loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, and expire in 2021 if not utilized.  The state loss carryforwards are expected to be fully utilized during future periods.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $10.7 million as of December 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been recorded thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011

Statutory federal income tax	$(4,962)	$5,161	$(49,808)
Non-deductible goodwill impairment expense	—	—	61,785
State income taxes, less federal income tax benefit	(669)	453	1,520
Permanent items	634	389	434
Change in valuation allowance	388	285	972
Prior year tax adjustments	140	263	150
Uncertain tax position reversal	(1,137)	—	—
Other	(30)	171	333
Income tax expense (benefit)	$(5,636)	$6,722	$15,386

Uncertain Tax Positions

During 2013, we recorded a $1.1 million reduction to an unrecognized tax benefit due to the expiration of the applicable statutes of limitations for the 2009 tax year. As of December 31, 2013 and 2012, we had $0.3 and $1.3 million, respectively, of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  During 2012, and 2011, we included an immaterial amount of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2011	$1,392
Decreases based upon tax positions related to prior years	(44)
Unrecognized tax benefits at December 31, 2012	$1,348
Decreases based upon a lapse of the applicable statute of limitations	(1,060)
Unrecognized tax benefits at December 31, 2013	$288

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2010 to present.

6.	Long-Term Debt

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, the Company completed a private placement of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"),  which bear interest at a rate of 1.50 % per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Cash Convertible Notes are convertible into cash based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the twelve months ended December 31, 2013, we recorded $3.1  million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at  December 31, 2013 was $116.4 million, net of the unamortized discount of $33.6 million.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elected to convert the Cash Convertible Notes at a time when our stock price exceeded the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 8 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of December 31, 2013.

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to approximately 7.7 million shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of approximately $25.95 per share, which effectively increases the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013. The Warrants will be net share settled by issuing a number of shares of our common stock per Warrant corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815-40, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

If the market value per share of our common stock exceeds the strike price of the warrants, the warrants will have a dilutive effect on net income per share, and the "treasury stock" method will be used in calculating the dilutive effect on earnings per share.

CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which is in addition to certain existing commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.  The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all indebtedness of the Company under the Fifth Amended Credit Agreement, and (b) any other senior debt of the Company, which currently includes only the Cash Convertible Notes.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. If issued, the CareFirst Warrants will have a dilutive effect on net income per share, and the "treasury stock" method will be used in calculating the dilutive effect on earnings per share.

Also on October 1, 2013, in connection with the execution of the Investment Agreement, we entered into a Registration Rights Agreement with CareFirst, pursuant to which we agreed to use commercially reasonable efforts to cause any registration statement covering an underwritten offering of our common stock for our own account or for the account of any holder of our common stock (other than a registration statement on Form S-4 or Form S-8 or any successor thereto) to include those registrable common shares that any holder of such registrable common shares has requested to be registered.

The term of the Investment Agreement expires on the earlier of (a) December 31, 2017 and (b) the first date on which no Commercial Agreement is in effect.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $110.0 million of which remained outstanding at December 31, 2013, and an uncommitted incremental accordion facility of $200.0 million.

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

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins were effective through December 31, 2013 and applied only when our total funded debt to EBITDA ratio was greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013.  As of December 31, 2013, availability under the revolving credit facility totaled $38.7 million as calculated under the most restrictive covenant.

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

             The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fifth Amended Credit Agreement, the Cash Convertible Notes, and the CareFirst Convertible Note for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2014	$12,500
2015	17,500
2016	20,000
2017	63,625
2018	150,000
2019 and thereafter	20,000
Total	$283,625

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of December 31, 2013, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of the Company's common stock and the amount of dividends that the Company can pay to holders of its common stock.

7.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest rate swap agreements, foreign currencies, and the Cash Convertible Notes. We account for derivatives in accordance with FASB ASC Topic 815 which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value shall be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/ or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 6), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 6).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at December 31, 2013, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of December 31, 2013, we expect to reclassify $0.4 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the twelve months ended December 31, 2013 and 2012:

(In thousands)	For the Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2013	December 31, 2012
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$(332)	$2,029
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(1,916)	$(3,302)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the twelve months ended December 31, 2013 and 2012, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the twelve months ended December 31, 2013 and 2012.

The Cash Conversion Derivative is accounted for as a derivative liability and carried at fair value. In order to offset the risk associated with the Cash Conversion Derivative, we entered into Cash Convertible Notes Hedges which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elected to convert the Cash Convertible Notes at a time when our stock price exceeded the conversion price. The Cash Convertible Notes Hedges are accounted for as a derivative asset and carried at fair value.

The gains and losses resulting from changes in the fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

	Twelve Months Ended
(In thousands)	December 31, 2013	December 31, 2012	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized loss	$(8,984)	$—	Selling, general and administrative expense
Cash Conversion Derivative:
Net unrealized gain	$8,984	$—	Selling, general and administrative expense

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At December 31, 2013, we had forward contracts with notional amounts of $16.3 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at December 31, 2013 and December 31, 2012, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2013			December 31, 2012
(In thousands)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$178	$—	$—	$73	$—
Other assets	—	—	27,766	—	—
Total assets	$178	$—	$27,766	$73	$—

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$67	$—	$—	$255	$—
Other long-term liabilities	—	—	27,766	—	—

Derivatives designated as hedging instruments:
Accrued liabilities	—	—	—	—	1,742
Other long-term liabilities	—	505	—	—	1,221
Total liabilities	$67	$505	$27,766	$255	$2,963

8.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012:

(In thousands) December 31, 2013	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$178	$—	$178	$(57)	$121
Cash Convertible Notes Hedges	—	27,766	27,766	—	27,766
Liabilities:
Foreign currency exchange contracts	$67	$—	$67	$(57)	$10
Interest rate swap agreements	505	—	505	—	505
Cash Conversion Derivative	—	27,766	27,766	—	27,766

(In thousands) December 31, 2012	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$73	$—	$73	$(73)	$—
Liabilities:
Foreign currency exchange contracts	$255	$—	$255	$(73)	$182
Interest rate swap agreements	2,963	—	2,963	—	2,963

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. The fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative are measured using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock and other factors. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset, with minimal impact to the consolidated statements of comprehensive income (loss). Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2012	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) included in Earnings	Balance at December 31, 2013
Cash Convertible Notes Hedges	$—	$36,750	$—	$(8,984)	$27,766
Cash Conversion Derivative	—	—	(36,750)	8,984	(27,766)

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

During the fourth quarter of 2013, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment).  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  However, we elected not to perform a qualitative assessment, instead proceeding to the quantitative review described below.

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

Also during the fourth quarter of 2013, we estimated the fair value of our indefinite-lived intangible asset, which consisted of a trade name, using a present value technique, which required management's estimate of future revenues attributable to this trade name, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.  We determined that the carrying value of the trade name was not impaired based upon the impairment review.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2013 was as follows:

Cash and cash equivalents – The carrying amount of $2.6 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility, the Cash Convertible Notes and the CareFirst Convertible Note (see Note 6) are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at December 31, 2013 are $113.1 million and $113.6 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at December 31, 2013 was $148.1 million, which is based on the last quoted price of the Cash Convertible Notes on December 31, 2013, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at December 31, 2013 was $116.4 million, which is net of the debt discount discussed in Note 6.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At December 31, 2013, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value because there were no factors present that would result in a change in the fair value since its issuance on October 1, 2013.

9.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of the Cash Conversion Derivative (see Notes 6 and 7), deferred rent (see Note 12), a deferred compensation plan, and accrued performance cash (if pre-established performance metrics are met).

We have a non-qualified deferred compensation plan under which certain employees may defer a portion of their salaries and receive a Company matching contribution plus a discretionary contribution based on the Company's performance against targets.  Company contributions vest equally over four years.  We do not fund the plan and carry it as an unsecured obligation.  Participants in the plan elect payout dates for their account balances, which can be no earlier than four years from the period of the deferral.

As of December 31, 2013 and 2012, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $6.8 and $6.6 million, respectively, net of the current portions of $1.0 and $4.1 million, respectively.  For the next five years ending December 31, 2018 we must make estimated plan payments of $1.0 million, $0.3 million, $0.4 million, $0.3 million, and $0.2 million, respectively.

In addition, under our stock incentive plan, we issue performance-based cash awards to certain employees based on pre-established performance metrics. Based on achievement of the performance metrics, the awards vest on the third anniversary of the grant date and are paid shortly thereafter.

As of December 31, 2013 and 2012, no accrued performance cash amounts were included in other long-term liabilities.

10.	Restructuring and Related Charges and Impairment Loss

In December 2012, we began a restructuring of the Company (the "2012 Restructuring"), which was largely completed by the end of 2012, primarily focused on capacity realignment. The majority of these charges were presented as a separate line item in the consolidated statement of operations. We do not expect to incur significant additional costs or adjustments related to this restructuring.

In November 2011, we began a restructuring of the Company (the "2011 Restructuring"), which was largely completed by the end of 2011, primarily focused on aligning our capacity requirements and organizational structure following CIGNA's decision to wind-down its contract beginning in 2012.  The majority of these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

In November 2010, we began a restructuring of the Company (the "2010 Restructuring"), which was largely completed by the end of 2010, primarily focused on aligning resources with current and emerging markets and consolidating operating capacity.  The majority of these charges were presented as a separate line item in the consolidated statement of operations.  We do not expect to incur significant additional costs or adjustments related to this restructuring.

The change in accrued restructuring and related charges related to the 2012 Restructuring, 2011 Restructuring, and 2010 Restructuring activities described above during the year ended December 31, 2013 were as follows:

(In thousands)	2012 Restructuring	2011 Restructuring(1)		2010 Restructuring(2)		Total
Accrued restructuring and related charges at December 31, 2010	$—	$—		$7,607		$7,607
Additions	—	8,430		—		8,430
Payments	—	(4)		(5,124)		(5,128)
Adjustments	—	—		(900)	(3)	(900)
Accrued restructuring and related charges at December 31, 2011	$—	$8,426		$1,583		10,009
Additions	1,773	—		—		1,773
Payments	—	(7,368)		(822)		(8,190)
Adjustments	—	(504)	(4)	(132)	(3)	(636)
Accrued restructuring and related charges at December 31, 2012	$1,773	$554		$629		2,956
Additions	—	—		—		—
Payments	(1,700)	(366)		(629)		(2,695)
Adjustments	(73)	(29)		—		(102)
Accrued restructuring and related charges at December 31, 2013	$—	$159		$—		159

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

In December 2011, we recorded an impairment loss of $183.3 million which consisted of a goodwill impairment loss of $182.4 million (see Note 3) and an intangible asset write-off of $0.9 million.

11.	Commitments and Contingencies

Contract Disputes

We currently are involved in a contractual dispute with Blue Cross Blue Shield of Minnesota regarding fees paid to us as part of a former contractual relationship.  On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against Blue Cross Blue Shield of Minnesota. The arbitration hearing concluded on October 23, 2013.  During and after the conclusion of the arbitration hearing in October, the parties entered into settlement negotiations to resolve all claims in dispute. The parties have jointly requested that the arbitrator not issue any award or decision while the parties are engaged in settlement discussions. We cannot predict whether these discussions will result in a settlement.

We are involved in a contractual dispute with Plastipak Packaging, Inc. ("Plastipak"). On September 10, 2012, Plastipak filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us.  The case is currently in the discovery phase of litigation.  We deny Plastipak's claims and intend to vigorously defend the action.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the "Board") in Delaware Chancery Court (the "Court") alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer and intends to vigorously defend the allegations.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of such legal proceedings pending against us as of the date of this report will have a material adverse effect on our liquidity or financial condition.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitments

We entered into a 25-year strategic relationship agreement with Gallup in January 2008 and a 5-year global joint venture agreement with Gallup in October 2012.  We have minimum remaining contractual cash obligations of $42.0 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $142.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $297.6 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

12.	Leases

We maintain operating lease agreements principally for our corporate office space, our well-being improvement call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our well-being improvement call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona which contains additional corporate colleagues and one of our well-being improvement call centers.  In addition, we lease office space for our seven other well-being improvement call center locations for an aggregate of approximately 160,000 square feet of space with lease terms expiring on various dates from 2014 to 2020.  Our operations support and training offices contain approximately 66,000 square feet in aggregate and have lease terms expiring from 2014 to 2020.

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

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2013, 2012, and 2011, rent expense under lease agreements was approximately $12.9 million, $12.9 million, and $12.7 million, respectively.  Our capital lease obligations, which primarily include computer equipment leases, are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments under all capital leases and non-cancelable operating leases for each of the next five years and thereafter:

(In thousands)	Capital	Operating
Year ending December 31,	Leases	Leases
2014	$1,199	$13,198
2015	66	11,781
2016	—	10,764
2017	—	10,198
2018	—	10,707
2019 and thereafter	—	33,262
Total minimum lease payments	$1,265	$89,910
Less amount representing interest	(34)
Present value of minimum lease payments	1,231
Less current portion	(1,166)
	$65

13.        Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant, except in the case of certain performance awards which may be granted at a price above market value.  The options generally vest over four years based on service conditions and expire ten years from the date of grant.  Restricted stock units and restricted stock awards generally vest over four years.  We recognize share-based compensation expense on a straight-line basis over the vesting period.  Options, restricted stock units, and restricted stock awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan).  At December 31, 2013, we had reserved approximately 0.2 million shares for future equity grants under our stock incentive plans.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2013, 2012, and 2011.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2013	2012	2011
Total share-based compensation	$7.1	$6.4	$9.2
Share-based compensation included in cost of services	2.9	3.0	4.1
Share-based compensation included in selling, general and administrative expenses	4.2	3.4	4.5
Share-based compensation included in restructuring and related charges	—	—	0.6
Total income tax benefit recognized	2.8	2.5	3.6

As of December 31, 2013, there was $16.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

We use a lattice-based binomial option valuation model ("lattice binomial model") to estimate the fair values of stock options.  We base expected volatility on historical volatility due to the low volume of traded options on our stock.  The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average grant-date fair value of options per share	$7.29	$4.01	$5.94

Assumptions:
Expected volatility	53.8%	54.4%	53.0%
Expected dividends	—	—	—
Expected term (in years)	5.1	5.1	5.6
Risk-free rate	1.9%	2.0%	2.4%

A summary of option activity as of December 31, 2013 and the changes during the year then ended is presented below:

Options	Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2013	4,689	$15.65
Granted	1,085	13.26
Exercised	(1,077)	14.25
Forfeited	(163)	11.34
Expired	(209)	25.50
Outstanding at December 31, 2013	4,325	$15.09	6.4	$13,182
Exercisable at December 31, 2013	2,032	$19.21	4.3	$3,992

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $1.3 million, and $1.9 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2013 was $12.7 million.  The actual tax benefit realized during 2013 for the tax deductions from option exercises totaled $1.3 million.  We issue new shares of common stock upon exercise of stock options.

Restricted Stock and Restricted Stock Units

The fair value of restricted stock and restricted stock units ("nonvested shares") is determined based on the closing bid price of the Company's common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the years ended December 31, 2013, 2012 and 2011, was $13.12, $8.29, and $13.26, respectively.

The following table sets forth a summary of our nonvested shares as of December 31, 2013 as well as activity during the year then ended.  The total grant-date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $3.6 million, and $7.4 million, respectively.

Nonvested Shares	Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	1,013	$9.93
Granted	186	13.12
Vested	(293)	10.43
Forfeited	(65)	10.15
Nonvested at December 31, 2013	841	$10.44

14.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012, and 2011:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2013	2012	2011
Net income (loss)	$(8,541)	$8,024	$(157,693)

Denominator:
Shares used for basic earnings (loss) per share	34,489	33,597	33,677
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options (1)	—	37	—
Restricted stock units (1)	—	202	—
Shares used for diluted earnings (loss) per share (1)	34,489	33,836	33,677

Earnings per share:
Basic	$(0.25)	$0.24	$(4.68)
Diluted (1)	$(0.25)	$0.24	$(4.68)

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	3,234	4,926	4,845
Restricted stock units	334	193	469
Warrants related to Cash Convertible Notes	7,707	—	—
CareFirst Convertible Note	892	—	—

(1) The assumed exercise of stock-based compensation awards for the years ended December 31, 2013 and December 31, 2011 was not considered because the impact would be anti-dilutive.

15.            Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the twelve months ended December 31, 2013 and 2012:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive income (loss) before reclassifications, net of tax	189	(755)	(566)
Amounts reclassified from accumulated OCI, net of tax	1,088	—	1,088
Net increase (decrease) in other comprehensive income (loss), net of tax	1,277	(755)	522
Accumulated OCI, net of tax, as of December 31, 2013	$(513)	$106	$(407)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2012	$(2,570)	$781	$(1,789)
Other comprehensive income (loss) before reclassifications, net of tax	(1,244)	80	(1,164)
Amounts reclassified from accumulated OCI, net of tax	2,024	—	2,024
Net increase in other comprehensive income (loss), net of tax	780	80	860
Accumulated OCI, net of tax, as of December 31, 2012	$(1,790)	$861	$(929)

The following table provides details about reclassifications out of accumulated OCI for the twelve months ended December 31, 2013:

	Twelve Months Ended December 31,		Statement of Comprehensive Income
(In thousands)	2013	2012	(Loss) Classification
Interest rate swaps	$1,916	$3,302	Interest expense
	(828)	(1,278)	Income tax benefit
	$1,088	$2,024	Net of tax

See Note 7 for further discussion of our interest rate swaps.

16.	Stockholder Rights Plan

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

With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of our outstanding common stock.  Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of our assets or earning power.  The rights will expire on June 15, 2014, unless redeemed or exchanged.  Our Board reviews the plan periodically to determine if the maintenance and continuance of the plan is still in the best interests of the Company and its stockholders.

17.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the "401(k) Plan") available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the 401(k) Plan totaled $3.1 million, $2.9 million, and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

18.	Segment Disclosures

We have aggregated our operating segments into one reportable segment, well-being improvement services.  Our integrated well-being improvement services include disease management, health coaching, and wellness and prevention programs. Further, we report revenues from our external customers on a consolidated basis since well-being improvement is the only service that we provide.

During 2013 and 2012, we derived approximately 10.5% and 11.5%, respectively, of our revenues from one customer and during 2011, we derived approximately 17% of our revenues from a separate customer, with no other customer comprising 10% or more of our revenues.

19.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2013	First	Second	Third	Fourth
	(1)	(1)	(2)	(1) (2)
Revenues	$165,165	$162,270	$166,615	$169,235
Gross margin	$15,083	$19,916	$26,391	$18,326
Income (loss) before income taxes	$(6,044)	$(1,650)	$1,108	$(7,591)
Net income (loss)	$(3,949)	$(1,101)	$1,799	$(5,290)

Basic earnings (loss) per share (3)	$(0.12)	$(0.03)	$0.05	$(0.15)
Diluted earnings (loss) per share (3)	$(0.12)	$(0.03)	$0.05	$(0.15)

Year Ended December 31, 2012	First	Second	Third	Fourth
	(1)			(4)
Revenues	$165,218	$170,214	$166,559	$175,180
Gross margin	$16,300	$32,061	$30,619	$28,217
Income (loss) before income taxes	$(4,116)	$8,732	$8,542	$1,587
Net income (loss)	$(2,665)	$5,057	$5,028	$604

Basic earnings (loss) per share (3)	$(0.08)	$0.15	$0.15	$0.02
Diluted earnings (loss) per share (3)	$(0.08)	$0.15	$0.15	$0.02

(1) The assumed exercise of stock-based compensation awards for this period was not considered in the calculation of diluted earnings (loss) per share because the impact would have been anti-dilutive.

(2) Includes charges related to non-cash interest associated with amortization of a debt discount of $1.5 million and $1.6 million for the third and fourth quarter, respectively.

(3) We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive securities outstanding for each period.  Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(4) Includes charges related to one-time termination benefits associated with capacity realignment of $1.8 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited Healthways, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Healthways, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Healthways, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Healthways, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Healthways, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 14, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2013, has issued an attestation report on the Company's internal control over financial reporting which is included in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Corporate Governance," and "Director Compensation" in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Report, under the caption "Executive Officers of the Registrant."

Code of Business Conduct

We have adopted a code of business conduct ("code of conduct") applicable to our principal executive, financial, and accounting officers. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any principal executive, financial, and accounting officers or material amendment to the code of conduct, if any, are available, without charge, on our website at www.healthways.com.

Item 11.	Executive Compensation

Information required by this item will be included under the heading "Executive Compensation" in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Adoption of the Company's 2014 Stock Incentive Plan" in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.            Exhibits

2.1
Stock Purchase Agreement dated October 11, 2006 among Healthways, Inc., Axia Health Management, Inc., and Axia Health Management LLC [incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 1, 2006, File No. 000-19364]

3.1	Restated Certificate of Incorporation, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company's fiscal quarter ended February 29, 2008, File No. 000-19364]

3.2
Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated as of October 10, 2013 [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company's fiscal quarter ended September 30, 2013, File No. 000-19364]

3.3	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company's fiscal quarter ended February 29, 2004, File No. 000-19364]

3.4	Amendment to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 15, 2007, File No. 000-19364]

3.5	Amendment No. 2 to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 3, 2008, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2
Rights Agreement dated June 19, 2000 between the Company and SunTrust Bank, including the Form of Rights Certificate (Exhibit A), the Form of Summary of Rights (Exhibit B) and the Form of Certificate of Amendment to the Restated Certificate of Incorporation of the Company (Exhibit C) [incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated June 21, 2000, File No. 000-19364]

4.3
Amendment No. 1 to Rights Agreement dated June 15, 2004 between the Company and SunTrust Bank [incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated June 17, 2004, File No. 000-19364]

4.4
Amendment No. 2 to Rights Agreement dated July 19, 2006 between the Company and SunTrust Bank [incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 19, 2006, File No. 000-19364]

4.5
Indenture dated as of July 8, 2013 between the Company and U.S. Bank National Association [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

4.6	Form of 1.50% Cash Convertible Senior Note due 2018 (included in Exhibit 4.5)

10.1
Office Lease dated as of May 4, 2006 between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 5, 2006, File No. 000-19364]

10.2
Master Services Agreement dated May 25, 2011 between the Company and HP Enterprise Services, LLC [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364] *

10.3
Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated June 8, 2012 between the Company and SunTrust Bank as Administrative Agent, JPMorgan Chase Bank, N.A.as Documentation Agent, and U.S. Bank National Association and Fifth Third Bank as Co-Syndication Agents [incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K dated June 11, 2012, File No. 000-19364]

10.4
First Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated February 5, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2013, File No. 000-19364]

10.5
Second Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated March 15, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2013, File No. 000-19364]

10.6
Third Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement and First Amendment to Second Amended and Restated Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 2013, File No. 000-19364]

10.7
Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.8
Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.9
Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.10
Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. Internal plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.11
Base Warrants Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.12
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.13
Base Warrants Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.14
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.15
Investment Agreement dated October 1, 2013 between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]*

10.16
Convertible Senior Subordinated Note dated October 1, 2013 issued by the Company to CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.17	Form of Common Stock Purchase Warrant [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.18
Registration Rights Agreement dated October 1, 2013 between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

Management Contracts and Compensatory Plans

10.19
Amended and Restated Employment Agreement dated December 21, 2012 between the Company and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.5 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.20
Amended and Restated Employment Agreement dated November 30, 2012 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.21
Employment Agreement dated August 31, 2011 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.12 to Form 10-K of the Company's fiscal year ended December 31, 2011, File No. 000-19364]

10.22
Amendment to Employment Agreement dated December 1, 2012 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.10 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.23
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.24
Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.25
Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.26	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.27	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.28	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.29	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.30	Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.31
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.32
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.33
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.34
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.35
2007 Stock Incentive Plan Performance Cash Award Agreement dated March 3, 2009 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 4, 2009, File No. 000-19364]

10.36
2007 Stock Incentive Plan Performance Cash Award Agreement dated May 25, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.37
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.38
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.39
2007 Stock Incentive Plan Performance Cash Award Agreement dated January 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.40
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.41
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.29 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.42
2007 Stock Incentive Plan Performance Cash Award Agreement dated February 28, 2013 [incorporated by reference to Exhibit 10.30 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.43
2007 Stock Incentive Plan Performance Cash Award Agreement for Peter Choueiri dated February 28, 2013 [incorporated by reference to Exhibit 10.31 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

14.1	Code of Business Conduct of Healthways, Inc.

21	Subsidiary List

23	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

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

HEALTHWAYS, INC

March 14, 2014	By:	/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	Chief Executive Officer and Director (Principal	March 14, 2014
Ben R. Leedle, Jr.	Executive Officer)

/s/ Alfred Lumsdaine	Chief Financial Officer (Principal Financial Officer)	March 14, 2014
Alfred Lumsdaine

/s/ Glenn Hargreaves	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014
Glenn Hargreaves

/s/ John W. Ballantine	Chairman of the Board and Director	March 14, 2014
John W. Ballantine

/s/ William D. Novelli	Director	March 14, 2014
William D. Novelli

/s/ Donato J. Tramuto	Director	March 14, 2014
Donato Tramuto

/s/ John A. Wickens	Director	March 14, 2014
John A. Wickens

/s/ Mary Jane England, M.D.	Director	March 14, 2014
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	March 14, 2014
Alison Taunton-Rigby

/s/ Jay C. Bisgard, M.D.	Director	March 14, 2014
Jay C. Bisgard, M.D.

/s/ C. Warren Neel	Director	March 14, 2014
C. Warren Neel

/s/ Kevin G. Wills	Director	March 14, 2014
Kevin Wills