Form 10-K/A
period 2013-12-31
HEALTHWAYS, INC
filed 2014-04-30
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 7, 2014, 35,208,572 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Healthways, Inc.
Form 10-K/A

EXPLANATORY NOTE
Healthways, Inc. (the "Company", "Healthways," "we," or "our") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Form 10-K"), with the U.S. Securities and Exchange Commission (the "Commission") on March 14, 2014. The Company is filing this Amendment No. 1 to the Original Form 10-K (this "Form 10-K/A") to change information required on the cover page and include in Part III the information that was to be incorporated by reference from the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders because the Company's definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 2013. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the check mark from the box relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K and the statement that portions of the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.
No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company's other filings with the SEC.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is information regarding the directors of the Company as of April 30, 2014.

John W. Ballantine Former Executive Vice President and Chief Risk Management Officer of First Chicago NBD Corporation	Age 68	Director since 2003

Mr. Ballantine has been Chairman of the Board since May 2011.  Mr. Ballantine served as Executive Vice President and Chief Risk Management Officer of First Chicago NBD Corporation, a bank holding company, from 1996 until his retirement in 1998.  He currently serves as a director of DWS Funds, a family of mutual funds, where he is Chairman of the Fixed Income and Asset Allocation Committee, and Portland General Electric, a publicly traded electric service provider, where he is Chairman of the Finance Committee.

Qualifications:  Mr. Ballantine's specific skills, experience and qualifications to serve as a director of the Company include his leadership as Executive Vice President and Chief Risk Management Officer of First Chicago NBD Corporation, in addition to his board leadership roles at a number of companies including DWS Funds. We believe Mr. Ballantine's experience at these firms enhances the Board's understanding of the perspective of institutional investors.

Board Committees:  investments sub-committee

Kevin G. Wills Managing Director and Chief Financial Officer of AlixPartners, LLP	Age 48	Director since 2012

Mr. Wills has served as Managing Director and Chief Financial Officer of AlixPartners, LLP, a global business advisory firm, since March 2014. Prior to that, he served as Executive Vice President and Chief Financial Officer of Saks Incorporated (now a part of Hudson's Bay Company), a publicly traded (prior to the fourth quarter of 2013) retailer of fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts, from May 2007 through November 2013.  Mr. Wills served as Executive Vice President of Finance/Chief Accounting Officer of Saks Incorporated from May 2005 through April 2007, and as Executive Vice President of Operations for Parisian, Inc., a retailer, from February 2003 until April 2005.  Prior to that, he was appointed Senior Vice President of Planning and Administration for Saks Department Store Group in September 1999, Senior Vice President of Strategic Planning in September 1998 and Vice President of Financial Reporting for Saks Incorporated in September 1997, when he joined Saks Incorporated.  Prior to joining Saks Incorporated, Mr. Wills served as Vice President and Controller for Tennessee Valley Authority, an energy producer.  Prior to that, Mr. Wills served as the Business Assurance Manager for Coopers and Lybrand (currently known as PricewaterhouseCoopers), an accounting and financial services firm.

Qualifications:  Mr. Wills' specific skills, experience and qualifications to serve as a director of the Company are evidenced by his many years of executive leadership, most recently serving as the Managing Director and Chief Financial Officer of AlixPartners, LLP and, prior to that, Chief Financial Officer of Saks Incorporated, as mentioned above. Additionally, Mr. Wills is a Certified Public Accountant and brings significant capital markets, mergers and acquisitions and international operations experience, all of which enhance our Board's understanding of various financial aspects of the Company's business.

Board Committees:  audit, compensation; investments sub-committee

Daniel J. Englander Managing Partner of Ursula Capital Partners	Age 45	Director since March 2014

Mr. Englander is the managing partner of Ursula Capital Partners, an investment management firm that he founded in May 2004. In addition, since 2007, Mr. Englander has served as a director of America's Car-Mart, Inc., a publicly traded automotive retailer based in Bentonville, Arkansas. He also has served as a director of Copart, Inc., a publicly traded company based in Dallas, Texas, that provides vehicle sellers with a full range of services to process and sell vehicles over the Internet, since 2006, and as a director of Ambassadors International, Inc., formerly a publicly traded cruise ship operator based in Seattle, Washington, from 2008 through May 2011. From October 1994 until January 2004, Mr. Englander was employed as an investment banker with Allen & Company, a New York-based merchant bank, serving as a Managing Director from September 2002 until his departure. He holds a Bachelor of Arts degree from Yale University.

Qualifications:  Mr. Englander's background in investment management and finance coupled with his board experience at other publicly traded companies enables him to be a valuable resource to our Board and to our company with respect to financial and business issues. Additionally, Mr. Englander has been an active, engaged investor in Healthways since 2005 through the business transformation cycle, knows our strategy well and understands the markets for our well-being solutions.

Board Committees:  compensation

C. Warren Neel, Ph.D. Former Executive Director of the Center for Corporate Governance at the University of Tennessee	Age 75	Director since 1991

Dr. Neel currently serves as a professor in the Master of Business Administration program at the University of Tennessee. From 2003 until his retirement in 2013, Dr. Neel served as the Executive Director of the Center for Corporate Governance at the University of Tennessee, which was recently renamed The Neel Corporate Governance Center in his honor.   He served as the Commissioner of Finance and Administration for the State of Tennessee from July 2000 until February 2003.  He served as Dean of the College of Business Administration at the University of Tennessee in Knoxville from 1977 to 2002.  From September 1998 to May 2012, Dr. Neel served as a director of Saks Incorporated (now a part of Hudson's Bay Company), a publicly traded (prior to the fourth quarter of 2013) retailer of fashion apparel, shoes, accessories, jewelry, cosmetics and gifts, where he was Chair of the Audit Committee.

Qualifications:  Dr. Neel's specific skills, experience and qualifications to serve as a director of the Company include his significant leadership experience in business. As Commissioner of Finance and Administration for the State of Tennessee, Dr. Neel served as the governor's Chief Financial Officer, managing a budget of over $20 billion. In his most recent position with the University of Tennessee, Dr. Neel helped establish The Neel Corporate Governance Center. Additionally, Dr. Neel's academic research has been published in a variety of journals. Because of Dr. Neel's strong business acumen and leadership in a variety of roles, we believe he enhances our Board's understanding of complex financial data and management issues.

Board Committees:  audit (chair); nominating and corporate governance; investments sub-committee

Jay C. Bisgard, M.D. Former Director of Health Srvices at Delta Air Lines, Inc.	Age 71	Director since 2003

Dr. Bisgard has been self-employed as a physician since 2001. Dr. Bisgard served as Director of Health Services at Delta Air Lines, Inc., a publicly traded airline operator, from January 1994 to April 2001.  Prior to that, he served as the corporate medical director at Pacific Bell, a provider of telephone services, GTE Corporation, a provider of telephone services, and ARCO, an oil company.  He retired from the U.S. Air Force in 1986 with the rank of colonel.  He served as acting Deputy Assistant Secretary of Defense (Health Affairs) from 1981 to 1984.  He is a member of the International Academy of Aviation and Space Medicine, and a fellow of the American College of Preventive Medicine and the American College of Physician Executives.

Qualifications:  Dr. Bisgard's specific skills, experience and qualifications to serve as a director of the Company include over 30 years of experience in the healthcare industry in both the private and public sectors, including serving as a hospital CEO, a director of a number of companies and as acting Deputy Assistant Secretary of Defense (Health Affairs). Dr. Bisgard is certified in aerospace medicine and his primary interests have been in health policy and resource management. We believe his extensive career in the healthcare industry as well as his interests in health policy and resource management provide critical insight to our Board on both the historical and current trends within the healthcare industry.

Board Committees:  audit; nominating and corporate governance; investments sub-committee (chair)

Mary Jane England, M.D. Professor at the Department of Community Health Sciences at the Boston University School of Public Health; Former President of Regis College	Age 75	Director since 2004

Dr. England has served as a Professor at the Department of Community Health Sciences at the Boston University School of Public Health since 2012 and served as ad interim Chair from 2012 until November 2013.  She also served as a Visiting Professor of Health Policy and Management at Boston University School of Public Health from 2011 to 2012.  Previously, Dr. England served as President of Regis College in Weston, Massachusetts from 2001 through 2011.  From 1990 to 2001, she served as President of the Washington Business Group on Health, a non-profit devoted to representing the interests of large employers on national health policy issues.  Prior to 1990, she served as Vice President of Prudential Insurance Co., a global insurance provider, Associate Dean at the John F. Kennedy School of Government at Harvard University, Commissioner of Social Services, and Associate Commissioner of Mental Health in Massachusetts.  She serves on the board of directors of NSF International, a non-profit involved in standards development, product certification, auditing education and risk management for public health and the environment.

Qualifications:  Dr. England's specific skills, experience and qualifications to serve as a director of the Company include her significant experience in the healthcare industry. For over ten years, Dr. England served as the President of the Washington Business Group on Health. Additionally, Dr. England serves on the board of directors of NSF International. We believe Dr. England's experience at the Washington Business Group on Health, as well as in other positions, provides our Board with unique insight into how the interests of companies within the healthcare industry are effectively represented.

Board Committees:  compensation; nominating and corporate governance (chair)

John A. Wickens Former National Health Plan President of UnitedHealth Group	Age 57	Director since 2007

Mr. Wickens is the sole owner of Athlete Endeavors LLC, a web platform designed to support aspiring Olympic athletes, which he founded in October 2013. Mr. Wickens was not employed from March 2006 to September 2013. Mr. Wickens served as National Health Plan President of UnitedHealth Group Incorporated, a publicly traded diversified health and well-being company, from January 2004 to February 2006 and South Division President from September 2001 to December 2003.  Prior to that time, he served in various capacities at UnitedHealth Group Incorporated beginning in 1995.  Mr. Wickens currently serves as the Vice Chair of U.S.A. Track & Field Foundation and Chair of UnitedHealthcare Children's Foundation.

Qualifications:  Mr. Wickens' specific skills, experience and qualifications to serve as a director of the Company include his varied leadership roles at UnitedHealth Group Incorporated. We believe Mr. Wickens' experience at UnitedHealth Group Incorporated gives our Board insight into how other companies within the healthcare industry both manage and respond to the numerous challenges faced in the current economic and political climate.

Board Committees:  audit; nominating and corporate governance

William D. Novelli Professor at the McDonough School of Business at Georgetown University; Former Chief Executive Officer of AARP	Age 72	Director since 2009

Mr. Novelli has served as a professor at the McDonough School of Business at Georgetown University since August 2009.  From 2001 to 2009, he served as the Chief Executive Officer of AARP, a nonprofit organization that helps people over age fifty improve their lives.  Mr. Novelli currently serves as the Chair of the board of directors of Campaign for Tobacco-Free Kids.

Qualifications:  Mr. Novelli's specific skills, experience and qualifications to serve as a director of the Company are evidenced by his many years of executive leadership, most recently serving as the Chief Executive Officer of AARP, as mentioned above.  Additionally, Mr. Novelli's current leadership as chairman of the board of directors of the Campaign for Tobacco-Free Kids, a leader in fighting to reduce tobacco use and its consequences in the world, enhances our Board's own understanding of how other organizations promote improved health and wellness, which is the core of the Company's business.

Board Committees:  compensation (chair); nominating and corporate governance

Ben R. Leedle, Jr. President and Chief Executive Officer of the Company	Age 53	Director since 2003

Mr. Leedle has served as Chief Executive Officer of the Company since September 2003 and as President of the Company from May 2002 through October 2008 and April 2011 through present.  Mr. Leedle served as Chief Operating
Officer of the Company from September 1999 to August 2003, Executive Vice President of the Company from September 1999 to May 2002 and as Senior Vice President of Operations from September 1997 to September 1999.

Qualifications:  Mr. Leedle's specific skills, experience and qualifications to serve as a director of the Company include his nearly 17 years of senior leadership experience at the Company.  During this time Mr. Leedle has effectively led the Company through significant growth as well as managed the Company in the current economic environment.  Additionally, Mr. Leedle has developed and overseen a talented group of senior executives.  Given his extensive leadership experience and institutional knowledge of the Company, we believe Mr. Leedle should serve as a director of the Company.

Board Committees:  none

Alison Taunton-Rigby, Ph.D. Former Chief Executive Officer of RiboNovix, Inc.	Age 70	Director since 2005

From 2003 until her retirement in 2010, Dr. Taunton-Rigby was the Chief Executive Officer of RiboNovix, Inc., a private company developing anti-infectives.  From 2001 to 2003, she served as the Chief Executive Officer of CMT, Inc., a privately held medical device company.  From 1995 to 2000, Dr. Taunton-Rigby served as the Chief Executive Officer of Aquila Biopharmaceuticals, Inc. (successor to Cambridge Biotech Corporation), a publicly traded biotechnology company.  She serves on the boards of directors of Columbia Funds, a mutual funds complex, ICI Mutual Insurance Company, a provider of insurance and fidelity bonding to the U.S. mutual fund industry, and Abt Associates, a provider of public policy and business research and consulting, where she serves as Chair of the Audit & Finance Committee.  Dr. Taunton-Rigby also serves on the Board of Trustees of the Boston Children's Hospital.  From 2004 to 2010, Dr. Taunton-Rigby served as a director on the board of Idera Pharmaceuticals, a publicly traded biotechnology company.

Qualifications:  Dr. Taunton-Rigby's specific skills, experience and qualifications to serve as a director of the Company include her service as Chief Executive Officer of a number of publicly traded healthcare companies and over 25 years of senior executive experience in the life science industry.  Dr. Taunton-Rigby also has significant experience serving on the boards of a variety of companies in the healthcare industry.  We believe Dr. Taunton-Rigby's entrepreneurial and leadership experience in the healthcare industry coupled with her board experience at other healthcare companies and in the investment industry provides insight to our Board on business, financial and strategic issues affecting the Company.

Board Committees:  audit, compensation

Donato Tramuto Chief Executive Officer and Chairman of Physicians Interactive	Age 57	Director since 2013

Mr. Tramuto is one of the founders of Physicians Interactive Holdings ("PIH") and has served as its Chief Executive Officer and Chairman since 2008.  PIH is one of the largest providers of online resources for healthcare information, medication samples and mobile decision support tools to healthcare professionals.  Prior to organizing PIH, he served as President of the Physicians Interactive Division of Allscripts Healthcare Solutions, Inc., a publicly traded provider of clinical software, connectivity and information solutions.  From 2004 to 2006, Mr. Tramuto was Chief Executive Officer of i3, a global pharmaceutical services company that, prior to its sale to inVentiv Health, Inc. in 2011, was part of Ingenix (a subsidiary of UnitedHealth Group Incorporated).  Prior to joining Ingenix, Mr. Tramuto was one of the founders of Protocare, Inc., a large provider of drug development services, where he served as Chief Executive and President of the Protocare Sciences Division and Corporate Officer of Protocare from 1998 to 2003.   Prior to co-founding Protocare, Mr. Tramuto served as General Manager/Executive Vice President of the Home Healthcare Business Unit and Corporate Vice President of Disease Management Marketing at Caremark.   Mr. Tramuto also serves on several executive leadership boards including the Boston University School of Public Health Dean's Advisory Board, the Physicians Interactive Board of Directors and the Robert F. Kennedy Center for Justice and Human Rights Europe Board.  Mr. Tramuto is the Chairman and founder of the Health eVillages Board, and a former member of the State of Maine Economic Growth Council, an appointment by former Maine Governor John Baldacci.

Qualifications:  Mr. Tramuto's specific skills, experience and qualifications to serve as a director of the Company include his service as Chief Executive Officer of several mid-to-large sized, global healthcare companies, providing more than 30 years of healthcare experience in the both the product  and service segments.  He has extensive knowledge in strategy, product and business development, succession planning, marketing and consumer insights and has taken several companies from the startup phase to successful exits. In 2005, 2009 and 2012, Mr. Tramuto was selected by PharmaVOICE as one of the Top 100 Most Inspirational Healthcare Leaders in the Life Sciences Industry. In May 2012, he was recognized by The Boston Globe as one of the top 12 innovators in Massachusetts for the launch of Health eVillages, a non-profit organization he founded in 2011 providing global mobile healthcare to disadvantaged communities. In April of this year, he was awarded, along with Hillary Clinton, Robert DeNiro, and Tony Bennett, the 2014 Robert F Kennedy Ripple of Hope Award, for his more than three decades of executive leadership in advancing innovative healthcare programs that have had a meaningful impact in saving lives.

Board Committees:  compensation

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of the Original Form 10-K  under the caption "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission.  Officers, directors and greater than 10% stockholders are required by regulation of the Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to us, we believe that during 2013, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for one late Form 4 filing made by Dr. England in April 2014 relating to one transaction in November 2013.

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

Audit Committee

During 2013, the Audit Committee was composed of Messrs. Wills and Wickens and Drs. Bisgard, Neel and Taunton-Rigby for the entire year, and Mr. O'Neil through May 2013.  The Audit Committee was chaired by Dr. Neel. All of the directors on the Audit Committee are "independent directors" as defined under the NASDAQ corporate governance listing standards, and satisfy the heightened independence criteria applicable to members of the Audit Committee under the NASDAQ corporate governance listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended.  We have, and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting and requisite professional certification in accounting or other comparable experience that results in the individual's financial sophistication.  The Audit Committee meets with our independent registered public accounting firm and management to review our consolidated financial statements, the quality and integrity of our accounting, auditing and financial reporting process, and our systems of internal controls. The Board has determined that Mr. Wills qualifies as an "audit committee financial expert," as defined by the regulations of the Commission.  The Audit Committee's Charter, which is reviewed annually by the Audit Committee and is available on our website at www.healthways.com, provides a detailed description of the Audit Committee's duties and responsibilities.  The Audit Committee held 12 meetings during fiscal 2013.

Item 11.	Executive Compensation

Forward-Looking Statements

This Form 10-K/A contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors.  These factors include, but are not limited to, those described in Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Original Form 10-K, and those that will be described from time to time in the Company's filings with the Commission, including the Company's subsequent reports filed with the Commission on Form 10-K, Form 10-Q and Form 8-K, which are available on the Commission's website at www.sec.gov and on the Company's website at www.healthways.com. We undertake no obligation to update or revise any such forward-looking statements.

Compensation Discussion and Analysis

Named Executive Officers

The following table lists our Chief Executive Officer, Chief Financial Officer, and four other most highly compensated executive officers for 2013 (the "NEOs"):

Name	Position

Ben R. Leedle, Jr.	President and Chief Executive Officer
Alfred Lumsdaine	Executive Vice President, Chief Financial Officer
Peter Choueiri	President, Healthways International
Michael Farris	Executive Vice President, Chief Commercial Officer
Glenn Hargreaves	Chief Accounting Officer
Mary Flipse	Senior Vice President, General Counsel

Executive Summary

Compensation Decisions for 2013

The rapid movement in 2012 and early 2013 toward value-based models of care has slowed as both payers and providers confront the magnitude and complexity of the change required across their enterprises for operating success.  For Healthways, this slowdown has affected the ramp of lives at risk for quality and financial outcomes management.  As a result, our financial results for 2013 were below our initial expectations primarily due to a much lower number of risk lives available for our total population management services within our health systems customer relationships than originally anticipated.  A smaller but still important impact came from the normal fluctuations in the memberships of our commercial health plan customers, where we experienced a net reduction in lives compared with our expectations.

Due to the foregoing factors, we did not achieve our performance targets in 2013 related to our short-term cash incentive awards or long-term performance-based cash awards, and accordingly, consistent with the Company's compensation philosophy, our NEOs did not earn any short-term cash incentive awards (other than Mr. Choueiri whose performance with respect to short-term cash incentive awards was in part subject to an international performance target) or any performance-based cash as a part of long-term incentive awards, which, in total, were a mix of non-qualified stock options, restricted stock units ("RSUs"), and performance-based cash.  Additionally, our NEOs did not earn a Company discretionary match for our nonqualified deferred compensation plan.

Impact of Say on Pay Vote Results

In 2012, a majority of our stockholders voted against the approval of our executive compensation program at the 2012 Annual Meeting of Stockholders.  In response, the Compensation Committee (the "Committee") initiated a review of the Company's executive compensation practices with the assistance of an independent compensation consultant, Total Rewards Strategies, in the fall of 2012.  In the spring of 2013, prior to the 2013 Annual Meeting of Stockholders, we solicited feedback on our compensation practices from investors that collectively held approximately 37% of our Common Stock, specifically focusing on those who voted against our say on pay proposal in 2012.  After considering the feedback received from our stockholders and input from our independent compensation consultant, the Committee made a number of changes for 2013 that immediately addressed the governance-related aspects of the executive compensation program.  In addition, the Committee promptly began examining the overall direct compensation program structure (i.e. salaries, short-term cash incentives, and long-term incentive awards) for our executive officers and the design of each incentive; however, direct compensation decisions for 2013 had already been made when the Committee initiated its review of the compensation program.  As a result, the significant changes that the Committee made to the direct compensation program, which it believes are responsive to the stockholder feedback received, are effective for 2014.  Therefore, the 2014 direct compensation program changes will not be reflected in the Summary Compensation Table until next year's proxy statement.

At the 2013 Annual Meeting of Stockholders, a majority (64%) of our stockholders again voted against the approval of our executive compensation program.  Following the 2013 Annual Meeting, the Committee continued to review the Company's executive compensation program with a focus on the direct compensation components.  The Committee engaged a new independent compensation consultant in September 2013, Frederic W. Cook & Co., Inc. ("Cook & Co."), to assist the Committee in designing an executive compensation program that reflects the input from stockholders and supports the Company's pay for performance compensation philosophy and business objectives.

Compensation Decisions for 2014

After considering feedback received from our stockholders, input from our independent compensation consultant, and competitive and best practices, the Committee implemented a number of significant changes for 2014 summarized in the table below and discussed in more detail beginning on page 28.

Following is a summary of the changes we implemented in both 2013 and 2014 based on best practices, stockholder feedback, and advice from the Committee's independent compensation consultants.  The program design changes that are effective for our 2014 executive compensation program are noted as such and will not be reflected in NEO compensation tables until 2014 executive compensation is reported in our 2015 Proxy Statement.

Executive Compensation Program Changes (2013 and 2014)
Incentive Design	Governance
•    Revised Peer Group (2013 and 2014): Established a revised peer group for 2013 and a further revised peer review group for 2014 for purposes of evaluating the executive compensation program.  The revised group for 2014 includes relevant industry peers with comparable revenues and market capitalization to Healthways.
•    Incentive Caps (2013): Added a cap to annual and long-term incentives for our executive officers.
•    Lower CEO Total Compensation (2014): Targeted CEO total compensation at the 2014 Peer Group median which results in a 30% reduction in target total compensation pay opportunity in 2014 as compared to 2013.
•    Performance-Based Equity (2014): Adopted an equity-based long-term incentive program (subject to availability of shares under the 2007 Stock Incentive Plan, as amended (the "2007 Plan") or the new 2014 Stock Incentive Plan (the "2014 Plan"), if approved by stockholders) with 50% of the grant value subject to risk of forfeiture if pre-defined, multi-year performance objectives are not achieved.
•    Long-Term Vesting (2014): Extended the vesting period on the settlement of performance-based awards from 3 years to 4 years to emphasize retention and mitigate risk-taking behaviors during the performance period.
•    Multi-Year LTI Performance Period (2014): Extended the long-term incentive performance period from 12 months to a multi-year period to reward sustained performance.
•    No Above-Target Pay Without Superior Total Shareholder Return Results (2014): Performance-based LTI is capped at target unless annualized total shareholder return ("TSR") during the performance period exceeds 25%. Above-target LTI payout is subject to the incentive caps established in 2013.

•    Recoupment Policy (2013): Adopted an incentive recoupment policy that permits the Committee, in its discretion, to recover incentive-based compensation from our executive officers in the event of a restatement of our financial results or non-compliance with our Code of Business Conduct to the material detriment of the Company.
•    No Change in Control Gross-Ups (2013):  Adopted a policy whereby gross-up payments in connection with excise taxes upon a change in control are prohibited in future employment agreements.
•    Anti-Hedging and Anti-Pledging Policies (2013 and 2014): In 2013, adopted a policy prohibiting the hedging of shares of Company stock, and in 2014, adopted a policy prohibiting the pledging of shares of Company stock, by our executive officers and Board members.
•    Double-Trigger Vesting Upon a Change In Control (2014): Adopted a policy whereby future equity awards may not accelerate vesting upon a change in control unless the executive is terminated without cause or with good reason within 12 months of the change in control event or the award is not assumed by an acquirer.

Summary of Compensation Practices

Below are key features of our executive compensation program, including the changes implemented in 2014, that we believe drive sustainable results, encourage executive retention, and align executive and stockholder interests.  We also highlight certain practices we have not implemented because we do not believe they would align with our stockholders' long-term interests.

What We Do

✓	Pay for performance by placing the majority of executive compensation "at risk" through linkage to our financial or market results

✓	Mitigate undue risk by having caps on incentive awards and a recoupment policy with respect to performance-based compensation

✓	Maintain meaningful stock ownership and retention requirements

✓	Engage an independent compensation consultant who does not provide any other services to the Company

✓	Require double trigger change in control provisions for acceleration of equity awards in all new equity awards

✓	Balance multiple metrics for short- and long-term incentives

✓	Seek stockholder feedback on our executive compensation

What We Don't Do

X	No excise tax gross-ups upon a change in control for employment agreements entered into after February 2013

X	No tax gross-ups on ongoing benefits

X	No granting of discounted stock options

X	No repricing of stock options or repurchasing of equity awards without stockholder approval

X	No hedging or short sales of Company securities

X	No pledging of Company securities

CEO Pay-for-Performance Alignment

The following chart illustrates the alignment between the CEO's pay and TSR for the three-year period ending December 31, 2013.  Note that this chart does not reflect the reduction in the CEO's targeted total compensation for 2014.  We have shown both target total pay and realizable pay.  Realizable pay includes salary, short- and long-term cash incentives earned, and the intrinsic value of equity awards granted during 2011, 2012, and 2013 based upon the Company's closing stock price on December 31, 2013 of $15.35 per share.  The intrinsic value of stock options equals the difference between the December 31, 2013 price and the exercise price of the awards.

CEO Compensation versus Stock Price Performance
CEO Pay ($000s)
Indexed TSR
CEO Total Compensation ($000s)
Indexed TSR
$8,000
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
160
140
120
100
80
60
40
20
0
Target
Realizable
Target
Realizable
Target
Realizable
2011
2012
2013

For 2014, based on stockholder feedback, the Committee targeted CEO total compensation at the 2014 Peer Group median, which resulted in a 30% reduction in target total pay opportunity from 2013 to 2014, as shown below.

CEO Target Pay (in $000s)

Description	2013 Target Pay	2014 Target Pay	Percentage Change

Base salary	$712	$712	0%
Short-term incentive	$499	$499	0%
Long-term incentive	$2,672	$1,500	-44%
Total	$3,883	$2,711	-30%

The Committee's Processes and Analyses

Role of Compensation Committee

The Compensation Committee sets and administers the policies that govern compensation of our executive officers, including:

•
Annually evaluating the performance of the CEO and other executive officers and recommending to the independent directors of the Board the compensation level, including short- and long-term incentive compensation, for each such person based on this evaluation;

•	Reviewing and recommending for approval to the Board any changes in executive officer incentive compensation plans and equity-based compensation plans; and

•	Reviewing and approving all equity-based compensation plans of the Company and granting equity-based awards pursuant to such plans.

•
The Committee seeks to assure that compensation paid to executive officers is fair, reasonable and competitive, and is linked to increasing long-term stockholder value. Only independent directors serve on the Committee. Based on the Compensation Committee Charter, the Compensation Committee may delegate any of its responsibilities to a subcommittee so long as such subcommittee is solely composed of one or more members of the Committee.

Compensation Philosophy and Objectives

Healthways is committed to making the world a healthier place, one person at a time.  In pursuit of that mission, we seek to attract, retain and motivate talented individuals who are committed to the Company's mission and core values.  The Committee is committed to designing an executive compensation program that is performance-based, competitive, clear in its design and objectives, and that aligns the interests of management with those of the Company's stockholders by rewarding executive officers when the Company achieves financial success.

The Committee believes that performance-based pay is key to achieving our financial and strategic objectives and meeting stockholder expectations.  The direct effect of this performance-based philosophy is that a majority of the total target compensation that is set at the beginning of the year for an NEO is variable (excluding benefits and perquisites).  We consider compensation to be variable if the ultimate value realized may be less than the intended target compensation.  Variable compensation includes both the annual short-term incentive awards and the long-term incentive awards that in 2013 consisted of stock options, RSUs, and performance-based cash awards.  For example, for 2013, approximately 81% of Mr. Leedle's total target compensation was variable, as shown below.  For all other NEOs, approximately 63% of their total target compensation was variable (using a weighted average).  Target compensation is defined as base earnings, short-term incentives at target (using the short-term incentive percentages for each NEO on page 21), and long-term incentives at target (using the long-term incentive percentages for each NEO on page 23).

CEO Target Compensation 2013
Base Earnings, 19%
Short-term incentives (variable), 13%
Long-term incentives (variable), 68%
Base Earnings
Short-term incentives (variable)
Long-term incentives (variable)

Other NEO Target Compensation 2013
Long-term incentives (variable), 52%
Base Earnings, 37%
Short-term incentives (variable), 11%
Base Earnings
Short-term incentives (variable)
Long-term incentives (variable)

Guided by the following principal objectives, the Committee strives to align compensation of its employees with the Company's business needs without encouraging excessive or unnecessary risk-taking:

•	Compensation that reflects both individual and Company performance.

•	We link employee pay to both individual and Company performance.

•
When employees assume greater responsibilities, more of their pay is linked to Company performance and stockholder returns through increased participation in equity programs and increased linkage of their short-term and long-term incentive targets to overall Company performance.  Since a significant share of our NEOs' total compensation is based on long-term incentives, their interests are aligned with the long-term interests of our stockholders and the Company.

•	We balance pay-for-performance and employee retention. Even during downturns in Company performance, the compensation program should continue to motivate successful, high-achieving employees.

•	Compensation consistent with job responsibility and the market.

We set base salaries by evaluating market compensation data and internal pay relativity, which means that pay differences among jobs should be commensurate with differences in job responsibility, geography, and impact.

•	Stockholder input.

We consider stockholder input from the most recent say on pay vote.  We also consider other feedback from our stockholders.  We seek to provide appropriate incentives for executives that are earned only when we achieve our performance goals that increase stockholder value, thereby aligning stockholder and executive interests.

Annually, or more frequently as needed, the Compensation Committee reviews:

•	Its compensation philosophy -- to ensure alignment with the principal objectives for compensation;

•	Our executive compensation policies -- in light of our financial performance, the annual budget, and competitive and best practices; and

•	The compensation of individual executives -- in light of such executive's performance and the Committee's executive compensation policies for that year.

As a result of our balance of short- and long-term incentives, our use of different types of equity compensation awards that provide a balance of incentives, our cap on incentive awards, our recoupment policy, our anti-hedging and anti-pledging policies, and our stock ownership guidelines, the Committee believes that our compensation programs, including our executive compensation program, do not encourage our management or colleagues to take risks reasonably likely to have a material adverse effect on our business.

The Committee also believes that our compensation strategies are aligned with our compensation philosophy, long-term performance, and Company culture, which places significant value on highly-performing individuals, and that those strategies promote individual responsibility for collective long-term success.

As discussed in further detail throughout the Compensation Discussion and Analysis, and based on Company performance in 2013, the Committee believes that 2013 executive compensation was reasonable and appropriate.

Setting Compensation

In addition to its annual review of executive compensation, the Committee retains an independent compensation consultant to review the Company's executive compensation.  The Committee also employs several tools to set executive compensation targets that meet the Company's objectives.  In January 2012, the Committee selected Total Rewards Strategies to provide independent executive compensation advisory services during 2012 and in setting executive compensation for 2013.  In September 2013, the Committee engaged Cook & Co. to provide independent executive compensation advisory services during 2013 and in setting executive compensation for 2014, details of which are discussed under "Compensation Decisions for 2014".  The independent compensation consultants report directly to the Committee and provide no other services to the Company.  The Committee uses the following tools to set compensation:

•	Assessment of individual performance.

•
At the beginning of each year, the Committee meets with the CEO to review and approve performance objectives for the upcoming year for the CEO and the other NEOs.  After the end of the year, the CEO delivers to the Committee individual performance evaluations and compensation recommendations for each NEO.  The Committee determines compensation adjustments for each NEO based on a variety of factors, such as a competitive compensation analysis, the CEO's and the Committee's assessment of each NEO's individual performance, the Company's performance, and the Committee's judgment based on the NEO's interactions with the Board.

•
After the end of the year, the CEO presents to the Committee a self-assessment of his performance for the year based on his established performance objectives.  The Committee conducts a confidential review of the CEO's performance for the previous year and discusses and recommends to the independent directors any compensation adjustment for the upcoming year based on the competitive compensation analysis, its assessment of the CEO's performance in light of the pre-approved performance objectives, the Company's performance, and the level of CEO compensation relative to the other NEOs.

•	Assessment of Company performance.

•
In addition to each NEO's individual performance, the Committee also considers the Company's overall performance in determining executive compensation.  When evaluating the relationship between the CEO's pay and Company performance, the Committee considers both reported pay (as reflected in the Summary Compensation Table) and realized pay for the CEO in recent years.

•	Compensation benchmarking.

•
The Committee reviews NEO compensation against external references to determine the appropriateness of compensation.  The Committee does not use particular formulas or specific positions within a range to determine compensation levels reflecting the responsibilities of a particular officer position but instead uses external comparisons to provide a point of reference.  The external references may include peer group analysis (see below) and/or commercially available, broad-based, comparative market compensation survey reports developed by independent professional organizations (collectively, the "Survey Reports").  The Survey Reports cover a significant number of companies across a broad range of industries.  To support the Committee's review and evaluation, management, and if applicable, an independent compensation consultant, provides the Committee with information drawn from the Survey Reports.  While the Committee still applies this approach, for 2014, based on stockholder feedback, the Committee targeted CEO total compensation at the 2014 Peer Group median.

•
The Committee recognizes that we compete locally and nationally for talent with companies much larger than those included in our compensation peer group.  These larger companies aggressively recruit for the best qualified talent in particularly critical functions.  As a result, to attract and retain talent, the Committee may from time to time determine that it is in the best interests of our Company and stockholders to provide compensation packages that deviate from the external benchmark references.

Executive Compensation for 2013

Overview

Program Elements

The 2013 executive compensation program consisted of:

•	Base salaries;

•	Short-term cash incentive awards, based on achieving clearly-defined financial targets; and

•
Long-term incentive awards that are based on individual performance and/or the achievement of financial performance and/or business goals.  To focus our executives on the Company's long-term sustainable performance, a significant share of our executive compensation is weighted with long-term incentives.

Target Percentages

The Committee generally sets the executive officers' short-term and long-term incentive target percentages based on the targets that correspond with their internal job grades.  In 2013, we made no changes to the alignments between our internal job grade structure and incentive target percentages.

2013 Peer Group

During 2012, our prior independent compensation consultant developed a peer group consisting of the following companies (the "2013 Peer Group"), whose compensation levels were used in setting NEO compensation for 2013.  The consultant applied certain criteria in developing our peer group such as industry sector, compensation strategy, and financial metrics.  With regard to revenue and market capitalization, the consultant only evaluated companies with revenue and market capitalization each ranging between $200 million and $2 billion.  The median revenue for 2011 and market capitalization as of July 31, 2012 for companies in our peer group were $559 million and $764 million, respectively.  Compared to the 2013 Peer Group, we ranked slightly above median in terms of 2011 revenue and below the 25th percentile on market capitalization as of July 31, 2012.

Accretive Health	Corvel	Merge Healthcare
Advisory Board	eHealth	Metropolitan Health Networks
Allscripts Healthcare Solutions	Ensign Group	Molina Healthcare
AmSurg	Fair Isaac	Providence Service Corp
AthenaHealth	Hanger Orthopedic	Quality Systems
Bio-Reference Labs	HealthStream	Skilled Healthcare
Capella Healthcare	IPC The Hospitalist Company	U.S. Physical Therapy
Centene	MedAssets	Universal American
Computer Programs & Systems	Medidata Solutions	WebMD Health

Compensation Decisions for 2013

In determining 2013 compensation for our NEOs, the Committee employed the executive compensation structure from 2012 as a reference point together with an assessment of (i) individual performance, responsibilities, expectations and contributions of each NEO, (ii) the competitiveness of the Company's executive compensation and (iii) overall Company performance.  Additionally, the Committee considered feedback received from our stockholders and input from our prior independent compensation consultant and made the following changes to the executive compensation program for 2013, which the Committee believes better aligned the interests of our executives and our stockholders:

•	Caps on incentive awards equal to two times target;
•	Disclosure of forward-looking performance targets for both short- and long-term incentive awards;
•	Establishment of a revised peer group to evaluate the executive compensation program;
•	Implementation of a recoupment policy;
•	Elimination of Section 280G gross-up payments for all new employment agreements; and
•	Adoption of an anti-hedging policy.

In general, and based on the methodology described in the "Compensation Benchmarking" section, the Committee believes compensation levels for NEOs are appropriate.

An analysis of the components of 2013 executive compensation is described in detail below.

Base Salary

In setting base salaries for 2013, the Committee took into account several factors: individual and Company performance, prior year's salary, responsibilities, salaries paid by comparable companies for comparable positions, CEO recommendations, date of the NEO's previous salary increase, and internal pay equity within the Company's overall pay scale.  In addition, the Committee also considered the Company's 2013 budget for salary increases, which had been established at 4% based on the Company's 2012 performance and the Company's expected 2013 performance.  The objective of establishing a budget for salary increases is to allow salary increases to retain, motivate, and reward successful performers while maintaining affordability within the Company's business plan.  Individual pay increases can be higher or lower than budgeted depending on individual performance and changes in responsibilities, but aggregate increases must stay within the budget for salary increases.  In accordance with the Committee's belief that current base salaries were competitive based on the results of the compensation benchmarking process discussed earlier, Mr. Leedle and Mr. Farris did not receive salary increases for 2013; in fact, Mr. Leedle's salary has remained at the same level since 2008.  Base salary increases for the remaining NEOs were as follows:

Annualized Base Salary ($000s)

Name	2013 Base Salary	2012 Base Salary (at end of year)	Percentage Increase	Date of Previous Increase

Ben R. Leedle, Jr.	$712	$712	0%	03/2008
Alfred Lumsdaine	$385	$350	10%	02/2012
Peter Choueiri (1)	$438	$409	4%	01/2012
Michael Farris	$700	$700	0%	08/2011
Glenn Hargreaves	$258	$253	2%	07/2012
Mary Flipse	$258	$253	2%	07/2012

(1)	Mr. Choueiri is paid in Euros. Estimated salary in dollars is based on the average conversion rate for each year as calculated using the first and last business days of the year.

Short-term Cash Incentive Awards

We offer short-term cash incentive awards to NEOs to align their annual compensation with the Company's financial objectives for the current year.  Following are the key components of the short-term (annual) cash incentive program for 2013:

•	Short-Term Cash Incentive Target Percentages

Short-term cash incentive targets (expressed as a percentage of base salary) were set based on target percentages that correspond with each NEO's internal job grade.  Short-term cash incentive targets did not change between 2012 and 2013 for any NEO who held the same position during that time except for Mr. Lumsdaine, whose short-term cash incentive target increased in conjunction with an increase in his internal salary grade based on an evaluation of his role and salary grade relative to other executives within the company.  The Committee believes the short-term cash incentive targets are market competitive and that they establish the appropriate level of annual pay at risk and drive the achievement of annual performance goals.  For 2013, the Committee set maximum award amounts for the NEOs for short-term incentive awards that cap their potential award at 200% of the target award amount.

Short-term Cash Incentive Targets (as a percentage of base salary)

Name	2013	2012

Ben R. Leedle, Jr.	70%	70%
Alfred Lumsdaine	55%	50%
Peter Choueiri	50%	50%
Michael Farris (1)	n/a	n/a
Glenn Hargreaves	45%	45%
Mary Flipse	45%	38%(2)

(1)	Not eligible to participate in short-term cash incentive
program due to a separate three-year incentive award
described on page 26.
(2)	Blended rate. Short-term cash incentive target was 30%
through February 2012, 35% for March through July 2012,
and 45% thereafter based on increased responsibilities/roles throughout 2012.

•	Short-Term Cash Incentive Performance Measures

For 2013, the Committee changed the performance metric for short-term cash incentive awards to EBITDA, which was used as the metric for both earning and funding short-term cash incentive awards.  EBITDA provides a specific measure of operating performance and is one of the most prevalent short-term cash incentive metrics used by our 2013 Peer Group (as defined on page 19).

All employees, including the NEOs (except for Mr. Farris), were eligible to begin earning short-term cash incentive awards when the Company exceeded EBITDA of $85.5 million.  For Mr. Choueiri, 50% of his short-term incentive award was based on exceeding the total Company EBITDA target of $85.5 million, while the remaining 50% of his award was based on exceeding an EBITDA target for the international business.

Because total company EBITDA for 2013 did not exceed our goal of $85.5 million, the NEOs did not earn any short-term cash incentive awards for 2013, except for Mr. Choueiri, who earned 50% of his short-term incentive award based on exceeding the EBITDA target for the international business, which was $0.4 million.  The table below illustrates the 2013 short-term cash incentive targets and payouts.

Short-Term Cash Incentive Payouts for 2013 ($000s)

Name	2013 at Target	2013 Payout

Ben R. Leedle, Jr.	$499	$0
Alfred Lumsdaine	$208	$0
Peter Choueiri (1)	$217	$109
Michael Farris (2)	n/a	n/a
Glenn Hargreaves	$115	$0
Mary Flipse	$115	$0

(1)	Mr. Choueiri is paid in Euros. Estimated payout in dollars
for 2013 is based on the average conversion rate for the year as calculated using the first and last business days of the year.

(2)	Not eligible to participate in short-term cash incentive
program due to a separate three-year incentive award
described on page 26.

Long-term Incentive ("LTI") Awards

The Committee believes that our long-term incentive compensation is a key component of our retention strategy and is integral to our ability to achieve our performance goals.  LTI awards are generally granted annually to eligible employees, including our NEOs.  LTI awards are typically made during the first quarter after the Committee has had the opportunity to review the previous year's full year results, expected performance for the current year, and the Company's long-range business plan.  Awards are granted on the date of the Committee's approval. In 2013, the Committee granted LTI awards on February 28, 2013.

•	LTI Mix

As described above, one of our key compensation objectives is to provide long-term incentive compensation to strengthen and align the interests of our NEOs with our stockholders.  To meet this objective, the Committee determined that in 2013 LTI for our NEOs would include a combination of stock options, RSUs, and performance-based cash awards as indicated below.  The table below summarizes the incentives, the objective for using each of the incentives to align the interests of the NEOs and the stockholders, and the incentive mix for both the Company and our 2013 Peer Group.

Long-Term Incentive Mix

For 2013, the target mix for our LTI grant was 25% stock options, 25% RSUs, and 50% performance cash.  We consider both stock options and performance-based cash awards to be performance-based awards.  Due to limitations under the 2007 Plan on the number of full-value awards that could be granted, the actual mix of the grant differed slightly from target, as shown below.  For 2013, 81% of the total LTI awards to our NEOs were performance-based (consisting of stock options and performance-based cash awards).  We consider stock options to be performance-based since they provide value only if the Company's stock price increases from the date of grant.

Incentive	Objective	Approximate Percentage of LTI Award Value
		Healthways' Target Mix	Healthways' 2013 Awards
Stock options	Encourage executive retention and promote share price appreciation	25%	31%
Restricted stock units	Encourage executive retention, promote share price appreciation, and minimize stockholder dilution	25%	19%
Performance-based cash awards	Encourage executive retention and align executives with the Company's financial goals	50%	50%

•	LTI Target Percentages

LTI targets for 2013 (expressed as a percentage of base salary) were set based on target percentages that correspond with each NEO's internal job grade.  The LTI targets did not change between 2012 and 2013 for any NEO who held the same position during that time, except for Mr. Lumsdaine, whose LTI target increased in conjunction with an increase in his internal salary grade.  For 2014, rather than setting LTI award values as a multiple of each NEO's salary, the Committee approved a fixed pool of shares to be granted in 2014 based on competitive burn rate levels among the peer group.  See "Compensation Decisions for 2014".  Mr. Farris currently is not eligible to participate in our standard LTI program due to a separate three-year incentive that began in 2012, as discussed on page 26.

LTI Targets (as a percentage of base salary; at time of annual award in February)

Name	2013	2012

Ben R. Leedle, Jr.	375%	375%(1)
Alfred Lumsdaine	200%	180%
Peter Choueiri	200%	200%(2)
Michael Farris (3)	n/a	n/a
Glenn Hargreaves	120%	90%(4)
Mary Flipse	120%	50%(4)

(1)	Does not include the Performance Award described on page 39.
(2)	During 2012, Mr. Choueiri's LTI target was 200%, which
was granted in the form of a performance-based cash award.
In addition, he received a promotional equity grant in January
2012 in connection with his promotion to President, Healthways
International, which was not part of his 200% target.
(3)	Not eligible to participate in standard LTI program due to
a separate three-year incentive award described on page 26.
(4)	Ms. Flipse and Mr. Hargreaves received promotional equity
grants in July 2012 that were in addition to their regular LTI targets.

•	Stock Options and Restricted Stock Units

On February 28, 2013, the Committee granted the NEOs stock options and RSUs, each pursuant to the 2007 Plan.  The stock options and RSUs vest 25% per year on each of the first four anniversaries of the grant date.

The exercise price or value of stock options and RSUs, as applicable, was equal to the fair market value of our common stock at the time of the grant, as determined based on the closing stock price on the grant date.

The Committee may also approve additional equity-based awards in certain special circumstances, such as upon an officer's initial employment with the Company, the promotion of an officer to a new position or in recognition of special contributions made by an officer.

2013 Equity Awards

The following table sets forth equity awards made to the NEOs in 2013:

Name	Stock Options	Exercise Price	RSUs

Ben R. Leedle, Jr.	117,307	$12.85	39,501
Alfred Lumsdaine	33,811	$12.85	11,385
Peter Choueiri	37,008	$12.85	12,462
Michael Farris (1)	n/a	n/a	n/a
Glenn Hargreaves	13,568	$12.85	4,569
Mary Flipse	13,568	$12.85	4,569

(1)	As previously noted, Mr. Farris currently is not eligible for LTI grants due to a separate three-year incentive award described on page 26.

•	Vesting

The stock options and RSUs are subject to the terms of the 2007 Plan and the individual award agreements.  The Committee believes that the equity grants reflect the Company's long-term strategy and market practices.  Stock options vest 25% per year on each of the first four anniversaries of the grant date and expire ten years from the date of grant.  RSUs vest 25% per year on each of the first four anniversaries of the grant date.

Generally, all equity awards granted to NEOs fully vest in the event of a change in control, death, or disability (each as defined in the 2007 Plan).  In addition, as provided in our employment agreements with the NEOs, in the event the NEO's employment is terminated without cause or if the NEO resigns for good reason (as defined in his/her employment agreement), the equity awards would accelerate and fully vest.  For a detailed discussion of potential severance and change of control benefits, see "Potential Payments Upon Termination or Change in Control of the Company," beginning on page 42.

•	Performance-Based Cash Awards - Domestic

For all NEOs except Mr. Choueiri, performance-based cash awards for 2013 were cash-based grants with three forward-looking one-year performance periods.  Each one-year period provides the NEO with the opportunity to earn up to one-third of the total amount granted, as illustrated below, provided that we achieve certain performance metrics approved annually by the Committee at the beginning of the year.  If performance metrics are not achieved in a given one-year performance period, the portion of the award attributable to that performance period is forfeited and cannot be realized in a later performance period.  If the Company exceeds its performance metrics, the NEOs could receive awards in excess of such amounts, up to two times their target.  As part of the Company's retention strategy, awards earned do not vest and are not paid until the third anniversary of the grant date.

The table below illustrates that the 2013 performance period includes year three of the 2011 grant (for which the target was based on EPS), year two of the 2012 grant (for which the target was based on EPS), and year one of the 2013 grant (for which the target was based on revenue growth).

Domestic Performance-Based Cash Awards

Portion of Grant to be Measured in Each Year
Year of Grant	2011	2012	2013	2014	2015

2011	33 1/3%	33 1/3%	33 1/3%
2012		33 1/3%	33 1/3%	33 1/3%
2013			33 1/3%	33 1/3%	33 1/3%

For the 2013 performance-based cash grant (year one of the 2013 grant), the performance metric was total Company revenue growth in 2013 compared to 2012, as illustrated in the table below.  Revenue was one of the most prevalent long-term incentive metrics used by our 2013 Peer Group and provides alignment with our long-term strategy and financial objectives of returning to growth.

Performance-Based Cash Award Targets for 2013 Grant

Revenue Growth % (2013 vs. 2012)	2013, Yr 1 Percentage Earned
0-5%	0%
5%	25%	Threshold
9%	50%
11%	75%
13%	100%	Target
22%	200%	Maximum

After achieving the threshold revenue growth of 5%, revenue growth percentages would be prorated between award levels to determine the specific percentage earned (e.g. 10% revenue growth would yield a 62.5% payout).

For year three of the 2011 grant and year two of the 2012 grant, the target was based on EPS, which is consistent with the type of target for these grants during the prior performance periods.  Specifically, any EPS in excess of $0.37 per share for 2013 would fund the 2011 and 2012 performance-based cash awards up to a maximum payout of 200%.

Based on 2013 revenue and EPS, the domestic NEOs did not earn any performance-based cash awards in 2013.

•	Performance-Based Cash Awards - International

Mr. Choueiri's performance-based cash award for 2013 had a one-year measurement period and was based on revenue growth targets for the international business.  Revenue growth in 2013 for the international business did not exceed the target, and a result, Mr. Choueiri did not earn any performance-based cash award for 2013.  Beginning in 2014, Mr. Choueiri's long-term incentive awards are structured in the same way as the other NEOs' awards.

Performance-Based Cash Earned for 2013 Performance Period ($000s)

Consistent with our pay for performance philosophy, the NEOs earned no performance-based cash awards for the 2013 performance period, as illustrated in the table below.

Name	2011, Yr 3 Amount Earned	2012, Yr 2 Amount Earned	2013, Yr 1 Amount Earned

Ben R. Leedle, Jr.	$0	$0	$0
Alfred Lumsdaine	$0	$0	$0
Peter Choueiri (1)	n/a	n/a	$0
Michael Farris (2)	n/a	n/a	n/a
Glenn Hargreaves	$0	$0	$0
Mary Flipse	$0	$0	$0

(1)	Mr. Choueiri's performance-based cash grants for 2011, 2012, and 2013 had a one-year measurement period.
(2)	Mr. Farris became an employee of the Company in August 2011 and currently is not eligible for the long-term incentive grants due to a separate three-year incentive award described below.

•	Incentive Award for Mr. Farris

Mr. Farris became an employee in August 2011 in connection with the Company's acquisition of Navvis & Company.  Under the terms of his employment agreement, he is eligible to earn incentive compensation up to $500,000 per year in each of 2012, 2013, and 2014 based on achieving annual targets for these years.  Any incentive compensation that is earned will be paid in January 2015.  Mr. Farris earned the full target amount of $500,000 for 2012, which was based on the Company entering into a specific new, long-term contract with a health system, but did not achieve his annual target for 2013, which was based on meeting or exceeding the Company's 2013 budget for domestic revenue and EPS.

Stock Retention Guidelines

Our stock retention guidelines require NEOs to maintain a minimum ownership in the Company's stock calculated as a multiple of their base salary aligned with their job responsibility (at least 3.75 times base salary for Mr. Leedle, 2 times base salary for Mr. Lumsdaine, Mr. Choueiri, and Mr. Farris, and 1.2 times base salary for Mr. Hargreaves and Ms. Flipse).  NEOs must retain 75% of the net number of shares acquired (after payment of exercise price, if any, and taxes) upon the exercise of all stock options and upon the vesting of all RSUs granted until they achieve the required multiple of base salary.  All NEOs are currently in compliance with the guidelines.  NEOs who do not comply with the guidelines may not be eligible for future equity awards.

Retirement Plans

•	401(k) Plan

The Committee believes that an important aspect of attracting and retaining qualified individuals to serve as NEOs involves providing a means to save for retirement.  As part of the Retirement Savings Plan (the "401(k) Plan"), which is based on a calendar year, the Company matches 52 cents of each dollar of a participant's voluntary salary contributions (up to a maximum of 6% of base salary).  The annual maximum participant voluntary salary contribution, which is established by the Internal Revenue Service, was $16,500 for 2011, $17,000 for 2012, and $17,500 for 2013 plus a $5,500 "catch-up" contribution limit for those over 50 years old.  Approximately 29% of the Company's matching contribution is in the form of shares of the Company's common stock.  Employees are credited with 20% vesting in Company contributions each year during their first five years of service such that after five years of service, employees are fully vested in all prior and future Company matching contributions to the 401(k) Plan.  These matching contributions are payable pursuant to the provisions of the 401(k) Plan.  All of the NEOs are eligible to participate in the 401(k) Plan except for Mr. Choueiri.

•	Capital Accumulation Plan ("CAP")

The CAP is a nonqualified deferred compensation plan in which certain domestic employees and all of the NEOs are eligible to participate (except for Mr. Choueiri and Mr. Farris).  On behalf of CAP participants, the Company contributes (1) a mandatory contribution, which is a percentage of the participant's voluntary salary deferrals into the CAP, and (2) a discretionary contribution, which is earned if the Company achieves pre-established performance targets for the year.

For 2013, each CAP participant was eligible to voluntarily defer up to 10% of base salary.  The Company's mandatory contribution was 52 cents for each dollar of the participant's voluntary salary contributions up to 6% of base salary; provided, however, that the aggregate of the Company's mandatory contribution under the CAP and the Company's matching contributions under the 401(k) Plan cannot exceed 52% of 6% of the participant's base salary for the year.

The Company's discretionary contribution may range between 0% and 10% of a participant's base earnings for 2013, depending on the Company's performance against pre-established performance targets.  For 2013, the Company's discretionary contribution began at domestic EPS of $0.31.  The Company did not meet the target for 2013 and thus made no discretionary contribution to the CAP for 2013.

The Company's contributions to the CAP vest equally over four years from the effective date of the contribution, and vested amounts are paid out upon the earliest of (1) one year following termination of employment, (2) one year following normal or early retirement, as defined in the 2007 Plan, (3) 90 days following death or disability, or (4) a date selected prior to the beginning of each CAP year by the employee, but in no event will this selected date be earlier than four years from the beginning of the CAP year.  In certain instances, payments upon termination of service may be delayed six months pursuant to Section 409A of the Internal Revenue Code of 1986, as amended.  For 2013, CAP account balances earned interest at 4.25%.  The CAP is not funded and is carried as an unsecured obligation of the Company.

Severance and Change in Control Benefits

The Committee believes that reasonable severance and change in control benefits are necessary in order to recruit and retain effective senior managers.  These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time and are a product of a generally competitive recruiting environment within our industry.  The Committee also believes that a change in control arrangement provides an appropriate level of security to an executive that will likely reduce the reluctance of that executive to pursue a change in control transaction that could be in the best interests of our stockholders.  Although the Committee independently reviewed the potential severance and change in control payments in light of their reasonableness as part of negotiating the employment agreements with our NEOs, the Committee typically does not consider the value of potential severance and change in control payments when assessing annual compensation because severance payments as a result of a change of control are contingent in nature and have primary purposes unrelated to ordinary compensation.  In connection with NEO employment agreements, the Committee assessed the reasonableness of potential severance and change in control payments.  For a detailed discussion of potential severance and change in control benefits as well as an estimate of the amounts that would have been payable had they been triggered as of the end of 2013, see "Potential Payments Upon Termination or Change in Control of the Company," beginning on page 42.

Perquisites and Other Benefits

The Company may pay relocation expenses as needed, either in the form of reimbursement or a lump sum payment, to NEOs who relocate to the Nashville, Tennessee area in order to assume their positions with the Company and may make tax gross up payments to such officers to cover the associated income taxes.  No such payments were made to NEOs during 2013.  NEOs (except for Mr. Choueiri) are also eligible for benefits generally available to and on the same terms as the Company's employees who are categorized as exempt for purposes of the Fair Labor Standards Act.  Those benefits include health, disability, dental and life insurance.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits the Company's ability to deduct on its tax return compensation over $1.0 million to the NEOs, other than the CFO, serving at the end of the year unless, in general, the compensation is paid pursuant to a plan that is performance-related, non-discretionary, and approved by the Company's stockholders. The Committee considered the impact of Section 162(m) in setting compensation for 2013 with the goal of providing for compensation that was deductible to the extent permitted, while also providing compensation consistent with the Company's compensation philosophy and objectives.  The Committee intends to structure performance-based compensation awarded in the future to NEOs who may be subject to Section 162(m) in a manner that satisfies the relevant requirements. The Committee, however, reserves the authority to award non-deductible compensation as deemed appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, the Company cannot assure that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

Compensation Decisions for 2014

We have listened to and considered the feedback from our stockholders, proxy advisors and governance experts on our executive compensation program.  The Committee has considered the impact of potential program changes on our business and Company culture.  We implemented certain changes in 2013 and have implemented further significant changes in 2014 with input from Cook & Co., the Committee's independent compensation consultant.  The Committee will continue to evaluate the executive compensation program each year in light of market competitiveness and new facts and circumstances to ensure that our executive compensation strategies are aligned with our compensation philosophy and the Company's business objectives.

At the end of 2013, Cook & Co. reevaluated our competitive benchmarks and conducted a thorough review of our peer group, which resulted in a number of revisions to the companies comprising our peer group.  Our revised peer group consists of the following companies (the "2014 Peer Group"), whose compensation levels were used as competitive comparisons when reviewing our NEO compensation for 2014.  Cook & Co. applied certain criteria in developing our peer group such as industry sector, revenues, and market capitalization.  With regard to revenue and market capitalization, the consultant only evaluated companies with revenues ranging from $300 million to $1.4 billion and market capitalization between $200 million and $2 billion.  The median revenue for the latest four quarters and the median market capitalization as of December 31, 2013 for companies in our 2014 Peer Group were $715 million and $980 million, respectively.  Cook & Co. also considered in its analysis companies that comprised the 2013 Peer Group and companies included in the Company's peer group by certain proxy advisory firms.

Accretive Health	Bio-Reference Laboratories	IPC The Hospitalist Company
Advisory Board	BioScrip	LHC Group
Air Methods	CorVel	MedAssets
Alliance Healthcare Services	Ensign Group	Omnicell
Amedisys	ExamWorks Group	Providence Service Corp
AMN Healthcare Services	Fair Isaac	Quality Systems
AmSurg	Hanger Orthopedic	WebMD Health

Following is a summary of compensation decisions with respect to the NEOs for 2014:

•	Base Salaries

In establishing base salaries for 2014, the Committee considered the 2014 Company budget for salary increases as well as each NEO's performance and responsibilities, CEO recommendations, internal pay equity, pay relative to the market, and date of last salary increase.  The Committee determined that there would be no base salary increases for the NEOs for 2014, except for an adjustment to Ms. Flipse's salary to align it more closely with competitive comparisons and reflect her increased experience in the role.

Annualized Base Salary ($000s)

Name	2014 Base Salary	2013 Base Salary (at end of year)	Percentage Change	Date of Last Increase

Ben R. Leedle, Jr.	$712	$712	0%	03/2008
Alfred Lumsdaine	$385	$385	0%	02/2013
Peter Choueiri (1)	$437	$437	0%	02/2013
Michael Farris	$700	$700	0%	08/2011
Glenn Hargreaves	$258	$258	0%	02/2013
Mary Flipse	$283	$258	10%	02/2013

(1)	Mr. Choueiri is paid in Euros. Estimated salary in dollars for 2013 is based on the average conversion rate for the year as calculated using the first and last business days of the year. Estimated salary for 2014 is equal to a 0% increase over 2013.

•	Short-term Incentive Award Targets

There were no changes to any of the NEOs' individual short-term incentive targets from the levels established at the end of 2013.  The NEOs' potential award payouts are capped at 200% of the target award amount.

Short-term Incentive Targets for 2014 (as a percentage of base salary)

Name	Short-term Incentive

Ben R. Leedle, Jr.	70%
Alfred Lumsdaine	55%
Peter Choueiri	50%
Michael Farris (1)	n/a
Glenn Hargreaves	45%
Mary Flipse	45%

(1)	Not eligible to participate in short-term incentive program
due to a separate three-year incentive described on page 26.

•	Short-term Cash Incentive Performance Measure

For 2014, the performance metric for short-term cash incentive awards is adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization excluding certain pre-defined costs, losses, and expenses, including but not limited to restructuring charges, impairment losses, and litigation settlements), which will be used as the metric for both earning and funding short-term cash incentive awards.  Adjusted EBITDA provides a specific measure of operating performance and aligns our executives with our short-term business goals for EBITDA growth.

For 2014, the short-term cash incentive pool will begin funding when the Company exceeds adjusted EBITDA of $76.5 million.  A portion of each dollar of adjusted EBITDA over $76.5 million will be paid into the pool of short-term incentive cash awards.  The short-term incentive award has a maximum payout of 200% of target for NEOs.

•	Long-term Incentive Grants

For 2014, rather than setting LTI award values as a defined multiple of each NEO's salary, the Committee revised its approach to setting LTI opportunities for our NEOs.  The Committee expects to approve a fixed pool of shares to be granted in 2014 based on competitive equity plan share usage levels among the 2014 Peer Group and the number of shares available under the 2007 Plan or the 2014 Plan, if approved by stockholders at the 2014 Annual Meeting of Stockholders.  For 2014, the committee targeted CEO total compensation at the 2014 Peer Group median and has approved a target LTI award value of $1.5 million for the CEO.  The Committee expects each of the other NEOs will be allocated a portion of the remaining share pool based on internal salary grades, individual roles, and competitive considerations.  Also for 2014, in order to align with competitive and best practices, the Committee determined that LTI for NEOs should be in the form of equity-based awards (to the extent we have a sufficient number of shares available under the 2007 Plan or the 2014 Plan, if approved by stockholders).  Subject to stockholder approval of the 2014 Plan, anticipated equity awards would consist of 50% time-based RSUs and 50% performance-based shares, with above-target payouts available only upon superior TSR performance.  Due to not having sufficient shares available under the 2007 Plan, the Committee postponed the 2014 LTI grant until the date of the 2014 Annual Meeting of Stockholders.  If the 2014 Plan is not approved by our stockholders, the Committee will make a determination at that time as to the LTI award levels and types.

•	Long-term Incentive Performance Measure

The 2014 LTI grant is designed to focus NEOs on multi-year performance as well as long-term stockholder value.  As noted above, subject to stockholder approval of the 2014 Plan, 50% of the NEOs' LTI grant for 2014 will be in the form of performance-based shares that have a multi-year performance period and vest four years from the grant date.  The Committee initially sought to set a two-year performance period covering fiscal years 2014 and 2015.  However, due to the grants being delayed subject to stockholder approval of the 2014 Plan, the Committee had to postpone the start date of the related performance period from January 1, 2014 to April 1, 2014 in order to structure this performance-based compensation to NEOs in a manner that satisfies the relevant requirements of Section 162(m).  The performance measure will be cumulative revenues for the 21-month period ending December 31, 2015, subject to a minimum adjusted EBITDA threshold over the same period.  Revenue provides alignment with our long-term strategy and financial objectives of returning to growth.  In addition, if annualized TSR for this same period exceeds 25%, the NEOs can earn additional shares equal to 25% of the actual shares earned at the end of the performance period.  The annualized TSR goal of 25% exceeds the 75th percentile TSR of the 2014 Peer Group over the three-year period ending March 31, 2014.

The following table illustrates potential payouts for the 2014 performance-based LTI grant.  Adjusted EBITDA (EBITDA excluding certain pre-defined costs, losses, and expenses, including but not limited to restructuring charges, impairment losses, and litigation settlements) must exceed $150.5 million for the 21-month period ending December 31, 2015 in order for NEOs to earn any of the payouts shown below.

Cumulative Revenue ($ in millions) For the 21-Month Period Ended 12/31/15	Percentage Payout
Less than $1,310	0%
$1,310	50%	Threshold
$1,331	75%
$1,353	100%	Target

•	Performance-Based Cash Grants from 2013 and 2012

The performance-based cash grants for 2013 and 2012 have three forward-looking one-year performance periods.  Each one-year period provides the NEO with the opportunity to earn up to one-third of the total amount granted provided that certain performance metrics pre-approved by the Committee are achieved.  If performance metrics are not achieved in a given one-year performance period, the portion of the award attributable to that performance period will be forfeited and cannot be realized in a later performance period.  For the 2013 and 2012 grants (year two of the 2013 grant and year three of the 2012 grant), the performance metric in 2014 will be EPS.  The 2013 and 2012 grants will begin funding when EPS exceeds $0.20.  These awards have a maximum payout of 200% of target for NEOs.

•	Incentive Awards for Mr. Farris

As described on page 26, Mr. Farris is eligible to earn incentive compensation of up to $500,000 per year in each of 2012, 2013, and 2014 based on achieving annual targets for these years.  Mr. Farris' annual target for 2014 is to meet or exceed the Company's 2014 budget for domestic revenue and adjusted EBITDA (as such term is defined above under "Short-term Cash Incentive Performance Measure").

In July 2013, we entered into an exclusive partnership with Dean Ornish, M.D., to operate and license his Lifestyle Management Programs.  We believe that key factors in achieving our long-term strategy are the successful market launch and sales of these programs in 2014 under Mike Farris' leadership.  As a result, for 2014 Mr. Farris is eligible to earn a short-term incentive equal to a percentage of revenues expected to be recognized under generally accepted accounting principles in the United States ("U.S. GAAP") from the Dr. Dean Ornish Lifestyle Management Programs based on contracts signed in 2014 ("Ornish revenues").

The maximum performance award that Mr. Farris can earn in 2014 from these two incentives is $1 million in the aggregate.  Mr. Farris does not participate in any other incentive programs for 2014.

•	Anti-Pledging Policy

The Committee formalized an anti-pledging policy that prohibits our directors and executive officers from pledging shares of Company stock as security for a loan.

•	Double-Trigger Vesting Upon a Change In Control

In February 2014, the Committee adopted a policy whereby future equity awards to executive officers will be subject to "double trigger" vesting requirements in connection with a change in control.  Under this policy, equity awards may not accelerate vesting unless the participant is terminated without cause within a defined protection period following the change in control, the participant voluntarily terminates for good reason during the protection period, or the awards are not assumed upon change in control by the surviving corporation.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed for any purpose, including for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

William D. Novelli, Chairman
Alison Taunton-Rigby, Ph.D.
Mary Jane England, M.D.
Donato J. Tramuto
Kevin G. Wills

Compensation Committee Interlocks and Insider Participation

During 2013, the Compensation Committee of the Board was composed of Messrs. Novelli and Drs. Taunton-Rigby and England for the entire year, and Messrs. O'Neil (until May 2013), Tramuto (beginning in May 2013), and Wills (beginning in February 2013).  None of these persons has at any time been an officer or employee of the Company or any of the Company's subsidiaries.  In addition, there are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board or the Compensation Committee that require disclosure under applicable Commission regulations.

Summary Compensation Table

The following table provides information regarding compensation to our NEOs. The NEOs were not entitled to receive payments that would be characterized as "Bonus" payments for 2013, 2012, or 2011.  As described under "Compensation Discussion and Analysis," there was a short-term cash incentive award payment that would be characterized as "Non-Equity Incentive Plan Compensation" earned by Mr. Choueiri in 2013.  There were no such payments made to the NEOs in 2011 or 2012.

Based on the grant date fair value of equity incentive awards and the base salary of the NEOs, for 2013, 2012, and 2011, salary accounted for approximately 50%, 35%, and 36%, respectively, of the total compensation of the NEOs; equity-based incentive compensation accounted for 45%, 37%, and 43%, respectively; and other compensation accounted for 5%, 28%, and 21%, respectively.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Stock Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
			(1)	(2)	(3)	(4)	(5)
Ben R. Leedle, Jr. President and Chief Executive Officer	2013 2012 2011	$712,400 $712,400 $712,400	$507,588 $560,250 $667,878	$828,163 $1,113,982 $1,905,223	$-- $-- $--	$7,983 $-- $--	$27,467 (6) $27,082 $39,157	$2,083,601 $2,413,714 $3,324,658
Alfred Lumsdaine Executive Vice President and Chief Financial Officer	2013 2012 2011	$378,269 $345,193 $323,353	$146,297 $146,248 $--	$238,699 $146,251 $--	$-- $-- $--	$878 $-- $--	$13,802 $12,791 $11,947	$777,945 $650,483 $335,300
Michael Farris EVP, Chief Commercial Officer	2013 2012	$700,000 $700,000	$-- $--	$-- $--	$-- $500,000 (7)	$-- $--	$10,810 $17,205	$710,810 $1,217,205
Peter Choueiri (8) President, International	2013 2012	$434,901 $409,453	$160,137 $181,750	$261,269 $102,907	$108,725 (9) $818,906 (9)	$-- $--	$61,307 (10) $58,142	$1,026,339 $1,571,158
Glenn Hargreaves Chief Accounting Officer	2013	$256,538	$58,712	$95,787	$--	$927	$9,360	$421,324
Mary Flipse Senior Vice President and General Counsel	2013 2012	$256,538 $230,769	$58,712 $92,900	$95,787 $50,946	$-- $--	$423 $--	$9,360 $46,518	$420,820 $421,133

(1)	Reflects the aggregate grant date fair value of stock awards granted during the respective period calculated in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718.

(2)	Reflects the aggregate grant date fair value of stock option awards granted during the respective period calculated in accordance with FASB ASC Topic 718. For additional detail regarding the assumptions used in the calculation of these fair value amounts, see Note 13 to our audited financial statements for the fiscal year ended December 31, 2013, included in our Original Form 10-K.

Includes Performance Awards granted to Mr. Leedle in November 2011 and February 2012 with grant date fair values of approximately $1.2 million and $0.5 million, respectively, as described on page 39, which were not part of the 2011 or 2012 compensation decisions.

(3)	For all NEOs except Mr. Farris (see footnote 7 below) and Mr. Choueiri (see footnote 9 below), non-equity incentive plan compensation includes short-term cash incentive awards and performance-based cash awards; however, neither the short-term cash incentive awards nor the performance-based cash awards were earned for 2013, 2012, or 2011 due to the Company not meeting or exceeding established targets. See Compensation Discussion & Analysis for further detail regarding 2013 targets.

(4)	The amounts in this column represent the above-market portion of the NEOs' earnings in the CAP. CAP account balances earned daily compound interest of 4.25% per annum during 2013, and such rate was set by the Committee in November 2012. The amounts shown in the table are equal to the excess of actual interest earned in the CAP by the NEO during 2013 over the interest that would have been earned using 120% of the applicable federal long-term rate with monthly compounding as of November 2012.

(5)	The amounts in this column reflect Company contributions to the 401(k) Plan and the CAP (see below), reimbursement for spousal travel, insurance premiums we paid with respect to life insurance for the benefit of the NEO, and a car allowance and Company contributions to German support funds for Mr. Choueiri (see footnote 10).

With regard to the CAP, it includes Company mandatory matching contributions earned by the NEO during the fiscal year on his or her deferrals to the CAP during that time, as well as discretionary contributions made to the CAP by the Company on behalf of the NEO for that fiscal year's financial performance.  Based on Domestic EPS for 2013, 2012 and 2011, the NEOs did not earn any discretionary contributions under the CAP due to the Company not meeting or exceeding established targets.

The table does not include medical benefits coverage and disability insurance that are offered through programs available to substantially all of our salaried employees.

(6)	Includes Company mandatory matching contributions of $14,271 earned by Mr. Leedle during 2013 on his deferrals to the CAP during that time.

(7)	Mr. Farris became an employee of the Company in August 2011 in connection with the Company's acquisition of Navvis & Company. Under the terms of his employment agreement, he is eligible to receive incentive compensation based on achieving annual targets for each of 2012, 2013, and 2014. If he achieves the annual targets, he is entitled to receive a one-time incentive payment of up to $1.5 million in January 2015. Mr. Farris fully achieved his annual target for 2012, which was based on the Company entering into a specific new, long-term contract with a health system, but did not achieve his annual target for 2013, which was based on meeting or exceeding the Company's 2013 budget for domestic revenue and EPS.

(8)	Mr. Choueiri is paid in Euros. Estimated cash compensation in U.S. dollars is based on the average exchange rate for 2013 using the first and last business days of the year.

(9)	Non-equity incentive plan compensation for Mr. Choueiri includes a short-term incentive award for 2013 and a performance-based cash award for 2012.

Mr. Choueiri's short-term incentive award for 2013 was based 50% on exceeding a total Company EBITDA target of $85.5 million and 50% on exceeding an EBITDA target for the international business. While total company EBITDA for 2013 did not exceed our goal of $85.5 million, Mr. Choueiri earned 50% of his short-term incentive award based on exceeding the EBITDA target for the international business.

Mr. Choueiri's performance-based cash award for 2013 had a one-year measurement period and was based on revenue growth targets for the international business.  Based on international revenue growth for 2013, Mr. Choueiri did not earn a performance-based cash award for 2013.  Mr. Choueiri's performance-based cash award for 2012 had a one-year measurement period and was based on achieving international EPS of $0.00 for 2012.  Based on actual 2012 international EPS of $0.01, Mr. Choueiri earned 100% (approximately $819,000) of his performance-based cash award.

(10)	Includes a car allowance as well as Company contributions of $45,120 in German support funds. In addition to the standard benefit available to our German management team, the Company contributes an additional 5% in lieu of Mr. Choueiri's participation in the CAP.

Grants of Plan-Based Awards in 2013

The following table sets forth the plan-based awards granted to the Company's NEOs during 2013.

Name	Grant Type (1)	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
			Threshold ($)	Target ($)	Maximum ($)
						(3)	(3)		(4)
Ben R. Leedle, Jr.	STC		$--	$498,680	$997,360
Ben R. Leedle, Jr.	PC		$333,938	$1,335,750	$2,671,500
Ben R. Leedle, Jr.	RSU	2/28/13				39,501			$507,588
Ben R. Leedle, Jr.	SO	2/28/13					117,307	$12.85	$828,163
Alfred Lumsdaine	STC		$--	$208,048	$416,096
Alfred Lumsdaine	PC		$96,250	$385,000	$770,000
Alfred Lumsdaine	RSU	2/28/13				11,385			$146,297
Alfred Lumsdaine	SO	2/28/13					33,811	$12.85	$238,699
Peter Choueiri	STC		$--	$217,451	$434,902
Peter Choueiri	IPC		$105,351	$421,403	$842,806
Peter Choueiri	RSU	2/28/13				12,462			$160,137
Peter Choueiri	SO	2/28/13					37,008	$12.85	$261,269
Michael Farris	--	--	--	--	--	--	--	--	--

Glenn Hargreaves	STC		$--	$115,442	$230,884
Glenn Hargreaves	PC		$38,625	$154,500	$309,000
Glenn Hargreaves	RSU	2/28/13				4,569			$58,712
Glenn Hargreaves	SO	2/28/13					13,568	$12.85	$95,787
Mary Flipse	STC		$--	$115,442	$230,884
Mary Flipse	PC		$38,625	$154,500	$309,000
Mary Flipse	RSU	2/28/13				4,569			$58,712
Mary Flipse	SO	2/28/13					13,568	$12.85	$95,787

(1)	STC: Represents cash awards under the short-term cash incentive program discussed in footnote (5) below.
PC:   Represents cash awards under the performance-based cash plan discussed in footnote (6) below.
RSU: Represents RSUs granted under the 2007 Plan.
SO:   Represents stock options granted under the 2007 Plan.
IPC:   Represents Mr. Choueiri's performance-based cash award discussed in footnote (7) below.

(2)	Non-equity incentive plan awards include short-term cash incentive awards and performance-based cash awards (for all NEOs except Mr. Farris). These columns set forth the threshold, target, and maximum payouts for performance under these awards. As described in the section titled "Short-term Cash Incentives" in the "Compensation Discussion and Analysis", bonus payouts range from 0% to 200% of target. The short-term cash incentive award payment for 2013 performance was 50% of target for Mr. Choueiri (included in the Summary Compensation Table in the column titled "Non-Equity Incentive Plan Compensation") and 0% of target for the other NEOs. The NEOs did not earn any performance-based cash awards in 2013.

(3)	Awards were granted under the 2007 Plan.

(4)	These amounts represent the aggregate grant date fair value of these awards calculated in accordance with FASB ASC Topic 718. These amounts are reflected in the Summary Compensation Table in the "Stock Awards" and "Stock Option Awards" columns.

(5)	Under the 2013 short-term cash incentive program, Mr. Leedle was eligible to receive an award up to 70% of his base salary, Mr. Lumsdaine was eligible to receive an award up to 55% of his base salary, Mr. Choueiri was eligible to receive an award up to 50% of his base salary, and Mr. Hargreaves and Ms. Flipse were eligible to receive an award up to 45% of their base salaries. For 2013, these short-term cash incentive awards were based upon a comparison of our actual EBITDA to our targeted EBITDA of $85.5 million, as such targeted EBITDA was set by the Committee at the beginning of the fiscal year. In the case of Mr. Choueiri, 50% of his short-term incentive award was based on exceeding the total Company EBITDA target of $85.5 million, while the remaining 50% of his award was based on exceeding an EBITDA target for the international business. Had our performance exceeded our targeted EBITDA, awards to NEOs could have exceeded the percentages set forth above, with the maximum award amounts for the NEOs capped at 200% of their targeted award amount. Because total Company EBITDA for 2013 did not exceed our goal of $85.5 million, the NEOs did not earn any bonuses for 2013, except for Mr. Choueiri, who earned 50% of his short-term incentive award based on exceeding the EBITDA target for the international business.

(6)	As more fully explained in the "Compensation Discussion and Analysis" section of this Form 10-K/A, the performance-based cash awards were cash-based grants with three forward-looking one-year performance periods. Each one-year period provides the recipient with the opportunity to earn up to one-third of the total amount granted for that plan year, provided that performance metrics pre-approved by the Committee are achieved. If performance metrics are not achieved in a given one-year performance period, the portion of the award attributable to that performance period is forfeited and cannot be realized in a later performance period. If the Company exceeds its performance metrics, the NEOs could receive awards in excess of such amounts, up to two times their target. For the 2013 grant, funding began upon achieving the low end of target performance metrics until 100% funding was achieved. Upon achieving the high end of target performance metrics, additional funding would occur. The amounts shown in the "Target" column above represent the aggregate amount that could be earned during the three one-year performance periods (2013, 2014, and 2015). No amounts were earned by the NEOs during 2013 and thus are not included in the Summary Compensation Table.

(7)	Non-equity incentive plan compensation for Mr. Choueiri includes performance-based cash awards. Mr. Choueiri's performance-based cash award is described more fully on page 25. Mr. Choueiri's performance-based cash award for 2013 had a one-year measurement period and was based on the achievement of revenue growth targets for the international business. Based on international revenue growth for 2013, Mr. Choueiri did not earn a performance-based cash award for 2013.

Compensation Programs for Fiscal 2013

            As reflected in the above Summary Compensation Table and Grants of Plan-Based Awards Table, the primary components of our 2013 compensation programs were base salary, short-term cash incentive compensation, equity awards, performance-based cash awards and awards under retirement plans.  For a detailed discussion of each of these components, see "Compensation Discussion and Analysis" beginning on page 10.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information with respect to outstanding stock options and RSUs held by the NEOs as of December 31, 2013.

STOCK OPTION AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ben R. Leedle, Jr.	8/24/04 10/8/07 2/12/09 2/24/10 2/28/11 11/3/11 2/21/12 2/21/12 2/28/13	300,000 42,721 108,424 77,509 42,218 109,500 -- 37,500 --	-- -- -- 25,837 (1) 42,218 (1) 255,500 (2) 135,000 (2) 112,500 (1) 117,307 (1)	$26.33 55.01 11.57 15.44 13.97 9.96 9.96 7.47 12.85	8/24/14 10/8/14 2/12/19 2/24/20 2/28/21 11/3/21 2/21/22 2/21/22 2/28/23
Alfred Lumsdaine	8/24/04 2/12/09 2/24/10 12/2/10 2/21/12 2/28/13	10,000 21,012 9,825 22,500 8,925 --	-- -- 3,275 (1) 52,500 (3) 26,776 (1) 33,811 (1)	$26.33 11.57 15.44 9.96 7.47 12.85	8/24/14 2/12/19 2/24/20 12/2/20 2/21/22 2/28/23
Michael Farris	--	--	--	--	--
Peter Choueiri	6/01/11 1/18/12 2/28/13	25,000 6,250 --	25,000 (1) 18,750 (1) 37,008 (1)	$15.83 7.27 12.85	6/1/21 1/18/22 2/28/23
Glenn Hargreaves	2/12/09 2/24/10 12/2/10 2/21/12 7/19/12 2/28/13	6,621 2,444 11,250 3,089 1,250 --	-- 815 (1) 26,250 (3) 9,269 (1) 3,750 (1) 13,568(1)	$11.57 15.44 9.96 7.47 9.29 12.85	2/12/19 2/24/20 12/2/20 2/21/22 7/19/22 2/28/23
Mary Flipse	7/19/12 2/28/13	2,500 --	7,500 (1) 13,568 (1)	$9.29 12.85	7/19/22 2/28/23

(1)	Award vests 25% per year on each of the first four anniversaries of the grant date.

(2)	Performance Award granted to Mr. Leedle as described more fully below. Award vests 30% on the second anniversary of the grant date, 30% on the fourth anniversary of the grant date, and 40% on the sixth anniversary of the grant date.

(3)	Award vests 30% on the second anniversary of the grant date, 30% on the fourth anniversary of the grant date, and 40% on the sixth anniversary of the grant date.

Performance Equity Awards to Mr. Leedle

In late 2011, the Committee considered the Company's business strategy and the management team it believed was best able to execute that strategy and create long-term value for the Company's stockholders. The Committee determined that it was critical to provide additional performance and retention incentives to Mr. Leedle given the Committee's belief that Mr. Leedle is uniquely positioned to lead the Company through the current transformational period in the healthcare industry that is largely due to the changes resulting from healthcare reform.  As a result of its consideration of this issue, the Committee determined to grant Mr. Leedle performance awards in the form of options to purchase an aggregate of 500,000 shares of Common Stock which consisted of a performance award granting Mr. Leedle the right to purchase 365,000 shares granted in November 2011 and a performance award granting Mr. Leedle the right to purchase 135,000 shares granted in February 2012 (the "Performance Awards").

Stock options granted as part of the Company's long-term incentive program have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and vest 25% per year on each of the first four anniversaries of the grant date.  The Performance Awards, however, were structured to require a significant increase in the Company's Common Stock price from the grant date value before they would provide any value to Mr. Leedle as a performance incentive and to provide for a longer-term retention incentive through a longer vesting period.  Accordingly, each Performance Award is a premium-priced option that vests every two years following the grant date over a total period of six years (30%, 30%, and 40%, respectively), and has an exercise price of $9.96, which represented a 42% premium above the closing price per share of the Common Stock on November 3, 2011 and a 33% premium above the closing price per share of the Common Stock on February 21, 2012. The exercise price was consistent with the exercise price of a retention-based discretionary award granted to key employees in December 2010, in which Mr. Leedle did not participate.  The Committee believes that the Performance Awards align the long-term interests of Mr. Leedle with the long-term interests of the Company's stockholders.

STOCK AWARDS
Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(5)
Ben R. Leedle, Jr.	2/24/10 2/28/11 2/21/12 2/28/13	3,448 (4) 23,904 (4) 56,250 (4) 39,501 (4)	$52,927 366,926 863,438 606,340
Alfred Lumsdaine	2/24/10 12/2/10 2/21/12 2/28/13	437 (4) 25,000 (6) 14,684 (4) 11,385 (4)	$6,708 383,750 225,399 174,760
Michael Farris	--	--	--
Peter Choueiri	6/1/11 1/18/12 2/28/13	12,500 (4) 18,750 (4) 12,462 (4)	$191,875 287,813 191,292
Glenn Hargreaves	2/24/10 12/2/10 2/21/12 7/19/12 2/28/13	109 (4) 12,500 (6) 5,083 (4) 3,750 (4) 4,569 (4)	$1,673 191,875 78,024 57,563 70,134
Mary Flipse	7/19/12 2/28/13	7,500 (4) 4,569 (4)	$115,125 70,134

(4)	Award vests 25% per year on each of the first four anniversaries of the grant date.

(5)	Market value was calculated by multiplying the number of RSUs in the previous column that have not vested as of December 31, 2013 times the closing stock price on December 31, 2013.

(6)	Award vests on the sixth anniversary of the date of grant.

Option Exercises and Stock Vested in 2013

The following table provides information regarding the vesting of RSUs and stock options exercised by our NEOs during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Ben R. Leedle, Jr.	300,000	$352,926	47,580 (1)	$552,477
Alfred Lumsdaine	9,750	11,310	7,946 (2)	89,084
Michael Farris	--	--	--	--
Peter Choueiri	--	--	12,500	155,813
Glenn Hargreaves	--	--	3,877	50,327
Mary Flipse	--	--	2,500	41,725

(1)	All of the cash proceeds from the exercise of these options were used to pay the aggregate exercise price of the options reported in this table as well as the related withholding tax expenses. The 6,016 shares remaining after the exercise of these options were retained by Mr. Leedle.

(2)	All of the cash proceeds from the exercise of these options were used to pay the aggregate exercise price of the options reported in this table as well as the related withholding tax expenses. The 325 shares remaining after the exercise of these options were retained by Mr. Lumsdaine.

Nonqualified Deferred Compensation in 2013

Our CAP is a nonqualified deferred compensation plan in which certain domestic employees and all of the NEOs are eligible to participate (except for Mr. Choueiri and Mr. Farris) and are eligible to defer up to 10% of their base salary.  For a further discussion of the CAP, please see page 27.

The following table shows the activity in the CAP for each NEO for 2013 as well as the ending balance as of December 31, 2013.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-End ($)
	(1)	(2)	(3)
Ben R. Leedle, Jr.	$71,240	$14,271	$23,896	$205,206	$627,490 (4)
Alfred Lumsdaine	$7,565	$3,846	$2,634	$51,023	$71,516 (5)
Michael Farris (6)	$--	$--	$--	$--	$--
Peter Choueiri (6)	$--	$--	$--	$--	$--
Glenn Hargreaves	$20,232	$631	$2,772	$55,163	$77,128
Mary Flipse	$25,654	$800	$1,260	$--	$44,192 (5)

(1)	These amounts are included in the Summary Compensation Table in the "Salary" column for 2013.

(2)	These amounts were contributed to the CAP in 2014 but are attributable to 2013. Such amounts are included in the Summary Compensation Table in the "All Other Compensation" column for 2013. The Company's contributions to the CAP vest equally over four years from the effective date of the contribution.

(3)	Amounts represent the NEO's earnings during the period on balances in the CAP. The above-market portion of these earnings during 2013 is included in the Summary Compensation Table in the "Nonqualified Deferred Compensation Earnings" column.

(4)	Excluding $93,494 reported in the Summary Compensation Table for 2013, the majority of this amount includes amounts previously reported in summary compensation tables contained in the Company's prior proxy statements as compensation to Mr. Leedle.

(5)	Includes amounts previously reported in summary compensation tables contained in the Company's prior proxy statements as compensation to Mr. Lumsdaine ($18,817); and Ms. Flipse ($16,266).

(6)	As noted above, Messrs. Farris and Choueiri are not eligible to participate in the CAP.

Employment Agreements

Messrs. Leedle and Lumsdaine executed amended and restated employment agreements with the Company on December 21, 2012 and November 30, 2012, respectively.  Messrs. Farris and Choueiri executed employment agreements with the Company on August 31, 2011 (subsequently amended on December 1, 2012), and January 1, 2012, respectively.  Mr. Hargreaves and Ms. Flipse executed employment agreements with the Company on July 29, 2012.  Collectively, these agreements are referred to as the "NEO Employment Agreements".  The employment agreements of each of Messrs. Leedle, Lumsdaine, and Hargreaves and Ms. Flipse have a continuous term of two years.  Mr. Farris' employment agreement has an initial term which expires on December 31, 2014.  Mr. Choueiri's agreement has a continuous, indefinite term in accordance with German law.

Each NEO Employment Agreement provides for an annual base salary as well as participation in all benefit plans maintained by the Company for officers, except that Mr. Choueiri and Mr. Farris do not participate in the CAP.  Base salary payable under the employment agreements of each of Messrs. Leedle, Lumsdaine, Choueiri, and Hargreaves and Ms. Flipse is subject to annual review and may be increased by the Board, or a committee thereof, as it may deem advisable.  Under Mr. Farris' employment agreement, his base salary may be reduced by the CEO if certain annual performance targets are not met.  Under the NEO Employment Agreements, short-term and long-term incentive awards, if any, will be determined by the Board, or a committee thereof comprised solely of independent directors.   The NEO Employment Agreements also provide for potential severance and change of control benefits, which are discussed in detail under "Potential Payments Upon Termination or Change in Control of the Company" below.

Under the terms of his employment agreement, Mr. Farris is eligible to receive incentive compensation based on achieving annual targets for each of 2012, 2013, and 2014.  If he achieves the annual targets, he is entitled to receive a one-time incentive payment of up to $1.5 million in January 2015.  Due to this three-year incentive award, Mr. Farris is currently not eligible to participate in the short-term cash incentive award program, the standard LTI program, or the CAP.  However, as noted on page 31, Mr. Farris is eligible to earn a short-term incentive award for 2014 based on Ornish revenues.

In addition to the executive benefit plans common to all NEOs, Mr. Choueiri receives a car allowance.  He also receives payments in the amount of 80% of his monthly private health insurance contributions and a payment in the amount of 5% of his monthly gross salary to a German support fund.  This 5% contribution is in addition to the approximate 5% standard benefit available to our German management team and is in lieu of Mr. Choueiri's participation in the CAP.

Potential Payments Upon Termination or Change in Control of the Company

All of the NEO Employment Agreements contain restrictive provisions relating to the use of confidential information, competing against the Company and soliciting any customers or employees of the Company during the term of employment and for a period up to 24 months (up to 12 months in the case of Mr. Choueiri) thereafter.  The agreements provide that employment may be terminated at any time by the mutual written agreement of the Company and the executive.  The NEOs' employment can also be terminated under the following circumstances:

1)
Involuntary without Cause – the Company may terminate each NEO's employment without cause at any time (and, in the case of Messrs. Farris and Choueiri, upon the recommendation of the Company's CEO) by delivery of a written notice of termination to the executive.

2)	Voluntary for Good Reason – the NEO may resign by delivery of a written notice of resignation to the Company within 60 days of the occurrence of any of the following events:

a.
for NEOs other than Mr. Choueiri, a material reduction in the NEO's base salary unless such reduction is part of an across the board reduction affecting all Company executives with a comparable title, or, in the case of Mr. Farris, if such reduction occurs pursuant to the terms of his employment agreement;

b.	a requirement by the Company to relocate the NEO to a location that is more than 25 miles from the location of the NEO's current office;

c.
in connection with a Change in Control (as defined below), the failure by the successor or the Company's Board to honor the NEO's employment agreement or offer such NEO an employment agreement containing substantially similar or otherwise satisfactory terms;

d.
a material reduction in the NEO's title, or a material and adverse change in NEO's status and responsibilities, or the assignment to executive of duties or responsibilities which are materially inconsistent with the NEO's status and responsibilities;

e.	for Mr. Choueiri, in connection with a Change of Control, his reporting relationship is changed from the CEO of the Company; or
f.	for Mr. Choueiri, a reason for cause as per German law.

Upon receipt of an NEO's written notice that one or more of the above-identified events has occurred, the Company shall have a 60 day period to cure the good reason event. If such event is cured, the NEO shall no longer have the right to resign for good reason.

3)
Involuntary for Cause – the Company may, at any time, terminate the employment of a NEO, other than Mr. Choueiri, by delivery of a written notice of termination to the executive specifying the event(s) relied upon for such termination upon the occurrence of any of the following:

a.	continued failure of the executive to substantially perform his or her duties after written notice and failure to cure within 60 days;
b.
conviction of a felony or engaging in misconduct which is materially injurious to the Company, monetarily or to its reputation or otherwise, or which would damage the executive's ability to effectively perform his or her duties;

c.	theft or dishonesty by the executive;
d.	intoxication while on duty; or
e.	willful violation of Company policies and procedures after written notice and failure to cure within 30 days.

The Company may terminate Mr. Choueiri's employment immediately for cause in accordance with German law.

4)
Voluntary without Good Reason – each NEO may terminate his or her employment at any time by delivery of a written notice of resignation to the Company no less than 60 days and no more than 90 days prior to the effective date of such executive's resignation, except that Mr. Choueiri's notice period is six months to the end of a calendar month.

5)	Change in Control - "Change in Control" is defined in each of the NEOs' employment agreements as any of the following events:

(i)
when any person or entity, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, other than the Company or a wholly owned subsidiary thereof or any employee benefit plan of the Company or any of its subsidiaries, becomes the beneficial owner of the Company's securities having 35% or more of the combined voting power of the then outstanding securities of the Company that may be cast for the election of directors of the Company (other than as a result of an issuance of securities initiated by the Company in the ordinary course of business),

(ii)
as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sales of assets or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of the then outstanding securities of the Company or any successor corporation or entity entitled to vote generally in the election of the directors of the Company or such other corporation or entity after such transaction is held in the aggregate by the holders of the Company's securities entitled to vote generally in the election of the directors of the Company immediately prior to such transaction, or

(iii)
during any period of two consecutive years, individuals who at the beginning of any such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's stockholders, of each director of the Company first elected during such period was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of any such period.

6)
Involuntary without Cause or Voluntary for Good Reason within 12 Months of a Change in Control – a NEO may terminate his or her employment within 12 months of a Change in Control for good reason or the Company may terminate such NEO's employment within 12 months of a Change in Control without cause.

7)	Disability – each NEO's employment, other than Mr. Choueiri, may be terminated by either the NEO or the Company upon written notice to the other party when:

a.	the NEO suffers a physical or mental disability entitling the NEO to long-term disability benefits under the Company's long-term disability plan, if any, or
b.
in the absence of a Company long-term disability plan, the NEO is unable, as determined by the Board (or any designated Committee of the Board), to perform the essential functions of the NEO's regular duties and responsibilities, with or without reasonable accommodation, due to a medically determinable physical or mental illness which has lasted (or can reasonably be expected to last) for a period of six consecutive months.

Although Mr. Choueiri's employment agreement does not provide for the termination of his employment as a result of disability, his employment agreement provides for certain payments by the Company in the event of his disability as set forth below.

8)	Death – each NEO's employment terminates upon his or her death.

9)
Retirement – under the CAP and the 2007 Plan, "normal retirement" occurs upon a "separation from service" (in the case of the CAP) or the retirement from active service (in the case of the 2007 Plan) of the NEO on or after the date upon which the NEO reaches the age of 65. Under the CAP and the 2007 Plan, "early retirement" occurs where (i) the sum of the NEO's age plus years of employment at the Company as of the proposed retirement date is equal to or greater than 70, (ii) the NEO has given written notice to the Company at least one year prior to the proposed early retirement date of his or her intent to retire and (iii) the CEO has approved in writing such early retirement request prior to the proposed early retirement date, provided that in the event the CEO does not approve the request for early retirement or the CEO is the NEO giving notice of his intent to retire, then in both cases, the Compensation Committee (in the case of the CAP) or the Board (in the case of the 2007 Plan) shall make the determination of whether to approve or disapprove such request. Under the CAP, a "separation from service" means any one of the following events: (i) the NEO is discharged by the Company, (ii) the NEO voluntarily terminates employment (including a normal or early retirement) with the Company, (iii) the NEO terminates employment due to disability, or (iv) the NEO dies while employed by the Company.

With the exception of Mr. Leedle, none of the NEOs was eligible for normal or early retirement at December 31, 2013, based on the terms of the 2007 Plan, the equity award agreements and the CAP. Consequently, no information is provided with respect to any of the NEOs other than Mr. Leedle for amounts payable in connection with a normal or early retirement.

Following are the potential payments to be made by the Company to each of the NEOs upon termination or a change in control of the Company.  These benefits are in excess of those usually provided to salaried employees.  The payment amounts assume an effective change in control date or termination date of December 31, 2013 or the NEO's actual termination date, if earlier.  These amounts include earnings through the effective change in control date or termination date and are estimates of compensation that would be paid to the NEOs at the time of change in control or termination.  The exact amounts of compensation can only be determined on the actual date that each NEO separates from the Company or that there is a change in control of the Company.

 In addition to the Company compensation outlined in the tables below, third party insurance companies will provide life insurance and disability benefits if the NEOs separate for reasons of death or disability.  The Company maintains travel accident insurance for Mr. Choueiri that provides for a lump sum payout of $1,000,000 upon his death while traveling.  If Mr. Choueiri's employment had terminated as of December 31, 2013 due to his death for any other reason, his beneficiaries would have received a lump sum payout of approximately $185,000.  If another NEO's employment had terminated as of December 31, 2013 due to death as a result of natural causes, such NEO's beneficiaries would have received a lump sum payout from a third-party insurance provider.  The beneficiaries of Messrs. Leedle, Lumsdaine, Farris, and Hargreaves and Ms. Flipse would have received $1,463,000, $750,000, $750,000, $515,000, and $1,515,000 respectively.  In the event of an accidental death, the beneficiaries for Messrs. Leedle, Lumsdaine, Farris, and Hargreaves and Ms. Flipse would have received an additional $1,750,000, $1,750,000, $750,000, $515,000, and $1,515,000, respectively, in a lump sum payout from a third party insurance provider.

If the NEOs' employment had terminated as of December 31, 2013 due to disability, each of the NEOs (other than Mr. Choueiri) would have been entitled to receive a monthly benefit of $12,000 until approximately age 67 from a third party.  This benefit could be offset by other sources of income, such as Social Security or other disability benefits.  If Mr. Choueiri's employment had terminated because of permanent disability as of December 31, 2013, he would have received a lump sum payment upon separation of approximately $185,000 from a third party support fund.  In addition, if in connection with a change in control of the Company compensation to or for the benefit of the executives from the Company constitutes an "excess parachute payment" under section 280G of the Internal Revenue Code ("IRC") (or, in the case of Mr. Choueiri, the German equivalent of an "excess parachute payment"), the Company will pay the NEOs a cash sum equal to the amount of excise tax due under section 4999 of the IRC (or, in the case of Mr. Choueiri, the German equivalent of section 4999 of the IRC).

Ben R. Leedle, Jr., President and Chief Executive Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Leedle.

	Involuntary Without				Voluntary
	Cause or Voluntary		Involuntary		Without Good		Early
	For Good Reason		For Cause		Reason		Retirement
	on 12/31/13		on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ 1,424,800	(1)	$ -		$ 27,400	(2)	$ -
Group Medical Benefits	33,978	(3)	-		653	(2)	-
Annual Incentive Award	-	(4)	-		-		-
Performance Cash	-	(5)	-		-		-	(5)
Stock Options	1,238,028	(6)	-		-		-	(11)
Restricted Stock Units	1,889,631	(6)	-		-		-	(11)
Performance Award	2,104,795	(6)	-		-		-	(11)
Capital Accumulation Plan	613,524	(7)	-		-		613,524	(7)
Additional Severance	356,200	(8)	356,200	(8)	-		-
Total	$ 7,660,956		$ 356,200		$ 28,053		$ 613,524

			Involuntary Without
			Cause or Voluntary For
			Good Reason
			Within 12 Months of a
	Change in Control		Change in Control		Disability		Death
	on 12/31/13		on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ -		$ 1,424,800	(1)	$ 1,424,800	(9) (1)	$ -
Group Medical Benefits	-		33,978	(3)	33,978	(3)	-
Annual Incentive Award	-		-	(4)	-	(4)	-	(4)
Performance Cash	1,223,112	(10)	1,223,112	(10)	-	(5)	-	(5)
Stock Options	1,238,028	(6)	1,238,028	(6)	1,238,028	(6)	1,238,028	(6)
Restricted Stock Units	1,889,631	(6)	1,889,631	(6)	1,889,631	(6)	1,889,631	(6)
Performance Award	2,104,795	(6)	2,104,795	(6)	2,104,795	(6)	2,104,795	(6)
Capital Accumulation Plan	613,524	(7)	613,524	(7)	613,524	(7)	613,524	(7)
Additional Severance	-		356,200	(8)	356,200	(8)	-
Total	$ 7,069,090		$ 8,884,068		$ 7,660,956		$ 5,845,978

(1)	Represents 24 months of NEO's base salary to be paid at regular payroll dates following the NEO's termination. Following a change in control, the payments would be paid in a lump sum no later than 60 days following the date of termination.

(2)	For termination by the NEO without good reason, the NEO is entitled to base salary and benefits through the next payroll date following termination.

(3)	Represents the Company's portion of premiums for group medical benefits to be paid for 24 months following the NEO's termination.

(4)	Following a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, the NEO is entitled to receive a pro-rata portion of any bonus to which the NEO is otherwise entitled as of the date of termination. Based on Company performance for 2013, the NEO was not entitled to a bonus as of December 31, 2013. No additional incentive amounts would be paid during the severance period.

(5)	Following a termination (a) without cause, (b) for good reason, (c) in connection with a normal or early retirement, or (d) because of disability or death, the NEO is entitled to receive any amounts previously earned by the NEO under the Company's performance-based cash incentive plan, which would include the earned amount for year one of the 2013 award, years one and two of the 2012 award, and years one through three of the 2011 award. Based on Company performance, no amounts were earned by the NEO for these performance periods. With the exception of the accelerated vesting due to the termination events described in the table, the performance-based cash award vests on the third anniversary of the grant date.

(6)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, unvested equity awards will vest and remain exercisable in accordance with the terms of the applicable award agreements. The values in the table are based upon the difference between the Company's closing stock price on December 31, 2013 of $15.35 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2013. RSUs have an exercise price of zero.

(7)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, (d) because of disability or death, or (e) in connection with a normal or early retirement, all amounts contributed by the Company to the CAP for the benefit of the NEO will vest. The amount in the table above reflects the NEO's aggregate CAP balance as of December 31, 2013, of which $585,709 was vested, and excludes Company contributions attributable to fiscal 2013, as they were not made until fiscal 2014. The remaining portion was unvested at December 31, 2013 but would vest upon termination of the NEO for the reasons listed in clauses (a) through (e) above.

(8)	Assumes execution of full release of claims in favor of the Company. Represents six months of the NEO's base salary to be paid at regular payroll dates following the NEO's termination.

(9)	Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO's disability. In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until reaching age 67.

(10)	Following a change in control, all amounts granted under the Company's performance-based cash incentive plan would vest (to the extent not previously forfeited).

(11)	Following a termination in connection with normal or early retirement, unvested equity awards will not be forfeited but will continue vesting in accordance with the applicable award agreements.

Alfred Lumsdaine, Executive Vice President and Chief Financial Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Lumsdaine.

	Involuntary Without				Voluntary
	Cause or Voluntary		Involuntary		Without Good
	For Good Reason		For Cause		Reason
	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ 577,500	(1)	$ -		$ 14,808	(2)
Group Medical Benefits	25,311	(3)	-		649	(2)
Annual Incentive Award	-	(4)	-		-
Performance Cash	-	(5)	-		-
Stock Options	578,497	(6)	-		-
Restricted Stock Units	790,617	(6)	-		-
Capital Accumulation Plan	67,706	(7)	-		-
Additional Severance	192,500	(8)	192,500	(8)	-
Total	$ 2,232,131		$ 192,500		$ 15,457

			Involuntary Without
			Cause or Voluntary For
			Good Reason
			Within 12 Months of a
	Change in Control		Change in Control		Disability		Death
	on 12/31/13		on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ -		$ 577,500	(1)	$ 577,500	(9) (1)	$ -
Group Medical Benefits	-		25,311	(3)	33,749	(3)	-
Annual Incentive Award	-		-	(4)	-	(4)	-	(4)
Performance Cash	321,667	(10)	321,667	(10)	-	(5)	-	(5)
Stock Options	578,497	(6)	578,497	(6)	578,497	(6)	578,497	(6)
Restricted Stock Units	790,617	(6)	790,617	(6)	790,617	(6)	790,617	(6)
Capital Accumulation Plan	67,706	(7)	67,706	(7)	67,706	(7)	67,706	(7)
Additional Severance	-		192,500	(8)	192,500	(8)	-
Total	$ 1,758,487		$ 2,553,798		$ 2,240,569		$ 1,436,820

(1)	Represents 18 months of NEO's base salary to be paid at regular payroll dates following the NEO's termination. Following a change in control, the payments would be paid in a lump sum no later than 60 days following the date of termination.

(2)	For termination by the NEO without good reason, the NEO is entitled to base salary and benefits through the next payroll date following termination.

(3)	Represents the Company's portion of premiums for group medical benefits to be paid for 18 months following the NEO's termination. For termination due to disability, represents the Company's portion of premiums for group medical benefits to be paid for 24 months following the NEO's termination.

(4)	Following a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, the NEO is entitled to receive a pro-rata portion of any bonus to which the NEO is otherwise entitled as of the date of termination. Based on Company performance for 2013, the NEO was not entitled to a bonus as of December 31, 2013. No additional incentive amounts would be paid during the severance period.

(5)	Following a termination (a) without cause, (b) for good reason, (c) in connection with a normal or early retirement, or (d) because of disability or death, the NEO is entitled to receive any amounts previously earned by the NEO under the Company's performance-based cash incentive plan, which would include the earned amount for year one of the 2013 award, years one and two of the 2012 award, and years one through three of the 2011 award. Based on Company performance, no amounts were earned by the NEO for these performance periods. With the exception of the accelerated vesting due to the termination events described in the table, the performance-based cash award vests on the third anniversary of the grant date.

(6)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, unvested equity awards will vest and remain exercisable in accordance with the terms of the applicable award agreements. The values in the table are based upon the difference between the Company's closing stock price on December 31, 2013 of $15.35 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2013. RSUs have an exercise price of zero.

(7)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, (d) because of disability or death, or (e) in connection with a normal or early retirement, all amounts contributed by the Company to the CAP for the benefit of the NEO will vest. The amount in the table above reflects the NEO's aggregate CAP balance as of December 31, 2013, of which $58,310 was vested, and excludes Company contributions attributable to 2013, as they were not made until fiscal 2014. The remaining portion was unvested at December 31, 2013, but would vest upon termination of the NEO for the reasons listed in clauses (a) through (e) above.

(8)	Assumes execution of full release of claims in favor of the Company. Represents six months of the NEO's base salary to be paid at regular payroll dates following the NEO's termination.

(9)	Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO's disability. In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until reaching age 67.

(10)	Following a change in control, all amounts granted under the Company's performance-based cash incentive plan would vest (to the extent not previously forfeited).

Peter Choueiri, President, Healthways International

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Choueiri.  Mr. Choueiri is paid in Euros.  Estimated amounts in dollars are based on the average conversion rate for 2013 as calculated using the first and last business days of the year.

			Voluntary		Involuntary Without
	Involuntary		Without Good		Cause or Voluntary
	Without Cause		Reason or		for Good Reason
	or Voluntary		Involuntary		Within 12 Months of a
	for Good Reason		For Cause		Change in Control
	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ 656,561	(1)	$ -		$ 656,561	(1)
Medical Benefits	11,121	(2)	-		11,121	(2)
Annual Incentive Award	108,725	(3)	-		108,725	(3)
Car Allowance	24,281	(4)	-		24,281	(4)
Performance Cash	-	(5)	-		561,163	(9)
Stock Options	244,020	(6)	-		244,020	(6)
Restricted Stock Units	670,980	(6)	-		670,980	(6)
Long-Term Performance Award	-	(7)	-		40,338	(9)
Non-compete Consideration	516,990	(8)	516,990	(8)	516,990	(8)
Total	$ 2,232,678		$ 516,990		$ 2,834,179

	Change in Control		Disability		Death
	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ -		$ 656,561	(1) (10)	$ -
Medical Benefits	-		11,121	(2)	-
Annual Incentive Award	-		-		108,725	(3)
Car Allowance	-		-		-
Performance Cash	561,163	(9)	561,163	(9)	561,163	(9)
Stock Options	244,020	(6)	244,020	(6)	244,020	(6)
Restricted Stock Units	670,980	(6)	670,980	(6)	670,980	(6)
Long-Term Performance Award	40,338	(9)	40,338	(9)	40,338	(9)
Non-compete Consideration	-		-		-
Total	$ 1,516,501		$ 2,184,183		$ 1,625,226

(1)	Represents 18 months of NEO's base salary to be paid monthly following the NEO's termination or disability.

(2)	Represents the Company's portion of the NEO's private health insurance contributions to be paid for 18 months following the NEO's termination or disability.

(3)	Following a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of death, the NEO is entitled to receive a pro-rata portion of any bonus to which the NEO is otherwise entitled as of the date of termination. Based on the Company's international group performance for 2013, the NEO was entitled to a bonus as of December 31, 2013. No additional incentive amounts would be paid during the severance period.

(4)	The NEO is entitled to lease a company car with a monthly leasing rate of 1,000 Euros, or receive the equivalent value in cash. Following a termination (a) without cause, (b) for good reason, or (c) without cause or for good reason within 12 months of a change in control, the NEO is entitled to a company car for a period of 18 months following the NEO's termination.

(5)	Mr. Choueiri's performance-based cash award for 2013 had a one-year measurement period and was not earned for 2013. With the exception of accelerated vesting due to certain termination events described in footnote 9 below, Mr. Choueiri's performance-based cash award would be forfeited upon Mr. Choueiri's separation from service.

(6)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, unvested equity awards will vest and remain exercisable in accordance with the terms of the applicable award agreements. The values in the table are based upon the difference between the Company's closing stock price on December 31, 2013 of $15.35 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2013. RSUs have an exercise price of zero.

(7)	During 2011, Mr. Choueiri was granted a long-term performance award in which he earned a fixed percentage of revenue growth in the international business for 2011. Based on 2011 revenue growth in the international business, Mr. Choueiri earned an award of approximately $117,000. This award vests and is paid ratably over three years on each anniversary of the grant date (one-third of the award vests on each of January 1, 2012, 2013, and 2014). With the exception of accelerated vesting due to certain termination events described in footnote 9 below, the award would be forfeited upon Mr. Choueiri's separation from service.

(8)	As consideration for the 12-month non-competition and non-solicitation period following Mr. Choueiri's termination of employment, he is entitled to receive 50% of his most recent remuneration related to certain compensation elements. The amount in the table equals 50% of his earnings in 2013 related to the following specified compensation elements: base salary, medical benefits, annual incentive award, performance-based cash award, car allowance, and pension fund contributions.

(9)	Mr. Choueiri's performance-based cash award for 2013 and 2012 and his long-term performance award for 2011 would fully vest upon a change in control or upon Mr. Choueiri's death or disability (to the extent not previously forfeited). The amount in the table equals one-third of his 2011 long-term performance award (which was fully earned in 2011 but vests in three equal annual installments beginning in January 2012); and two-thirds of his 2012 performance-based cash award (which was fully earned in and reported in the Summary Compensation Table for 2012 but vests in three equal annual installments beginning in January 2013). Mr. Choueiri's performance-based cash award for 2013 had a one-year measurement period and was not earned.

(10)	Although not reflected in this table, if Mr. Choueiri's disability were work-related, the Company would be reimbursed for approximately 15% of this amount by public and private insurance. In addition to the amount reflected in this table, in the event of disability, the NEO would receive a lump sum of approximately $185,000 from a third party support fund.

Michael Farris, Executive Vice President and Chief Commercial Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Farris.

	Involuntary Without				Voluntary
	Cause or Voluntary		Involuntary		Without Good
	For Good Reason		For Cause		Reason
	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ 1,050,000	(1)	$ -		$ 26,923	(2)
Group Medical Benefits	25,483	(3)	-		653	(2)
Long-term Incentive Award	500,000	(4)	-		-
Additional Severance	350,000	(5)	350,000	(5)	-
Total	$ 1,925,483		$ 350,000		$ 27,576

		Involuntary Without
		Cause or Voluntary For
		Good Reason
	Change	Within 12 Months of a
	in Control	Change in Control		Disability		Death
	on 12/31/13	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ -	$ 1,050,000	(1)	$1,050,000	(6) (1)	$ -
Group Medical Benefits	-	25,483	(3)	33,978	(3)	-
Long-term Incentive Award	-	500,000	(4)	-		-
Additional Severance	-	350,000	(5)	350,000	(5)	-
Total	$ -	$ 1,925,483		$1,433,978		$ -

(1)	Represents 18 months of NEO's base salary to be paid at regular payroll dates following the NEO's termination. Following a change in control, the payments would be paid in a lump sum no later than 60 days following the date of termination.

(2)	For termination by the NEO without good reason, the NEO is entitled to base salary and benefits through the next payroll date following termination.

(3)	Represents the Company's portion of premiums for group medical benefits to be paid for 18 months following the NEO's termination. For termination due to disability, represents the Company's portion of premiums for group medical benefits to be paid for 24 months following the NEO's termination.

(4)	Mr. Farris was granted incentive compensation based on achieving annual targets for each of 2012, 2013, and 2014. Following a termination (a) without cause, (b) for good reason, or (c) without cause or for good reason within 12 months of a change in control, Mr. Farris is eligible to receive a pro-rata portion of this incentive compensation as determined by the Company. The value in the table represents the portion of the incentive compensation that was earned but not vested as of December 31, 2013.

(5)	Assumes execution of full release of claims in favor of the Company. Represents six months of the NEO's base salary to be paid at regular payroll dates following the NEO's termination.

(6)	Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO's disability. In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until the approximate age of 67.

Glenn Hargreaves, Senior Vice President and Chief Accounting Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Hargreaves.

	Involuntary Without				Voluntary
	Cause or Voluntary		Involuntary		Without Good
	For Good Reason		For Cause		Reason
	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ 386,250	(1)	$ -		$ 9,904	(2)
Group Medical Benefits	25,431	(3)	-		652	(2)
Annual Incentive Award	-	(4)	-		-
Performance Cash	-	(5)	-		-
Stock Options	271,172	(6)	-		-
Restricted Stock Units	399,269	(6)	-		-
Capital Accumulation Plan	76,868	(7)	-		-
Additional Severance	128,750	(8)	128,750	(8)	-
Total	$ 1,287,740		$ 128,750		$ 10,556

			Involuntary Without
			Cause or Voluntary For
			Good Reason
			Within 12 Months of a
	Change in Control		Change in Control		Disability		Death
	on 12/31/13		on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ -		$ 386,250	(1)	$ 386,250	(9) (1)	$ -
Group Medical Benefits	-		25,431	(3)	33,908	(3)	-
Annual Incentive Award	-		-	(4)	-	(4)	-	(4)
Performance Cash	125,500	(10)	125,500	(10)	-	(5)	-	(5)
Stock Options	271,172	(6)	271,172	(6)	271,172	(6)	271,172	(6)
Restricted Stock Units	399,269	(6)	399,269	(6)	399,269	(6)	399,269	(6)
Capital Accumulation Plan	76,868	(7)	76,868	(7)	76,868	(7)	76,868	(7)
Additional Severance	-		128,750	(8)	128,750	(8)	-
Total	$ 872,809		$ 1,413,240		$ 1,296,217		$ 747,309

(1)	Represents 18 months of NEO's base salary to be paid at regular payroll dates following the NEO's termination. Following a change in control, the payments would be paid in a lump sum no later than 60 days following the date of termination.

(2)	For termination by the NEO without good reason, the NEO is entitled to base salary and benefits through the next payroll date following termination.

(3)	Represents the Company's portion of premiums for group medical benefits to be paid for 18 months following the NEO's termination. For termination due to disability, represents the Company's portion of premiums for group medical benefits to be paid for 24 months following the NEO's termination.

(4)	Following a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, the NEO is entitled to receive a pro-rata portion of any bonus to which the NEO is otherwise entitled as of the date of termination. Based on Company performance for 2013, the NEO was not entitled to a bonus as of December 31, 2013. No additional incentive amounts would be paid during the severance period.

(5)	Following a termination (a) without cause, (b) for good reason, (c) in connection with a normal or early retirement, or (d) because of disability or death, the NEO is entitled to receive any amounts previously earned by the NEO under the Company's performance-based cash incentive plan, which would include the earned amount for year one of the 2013 award, years one and two of the 2012 award, and years one through three of the 2011 award. Based on Company performance, no amounts were earned by the NEO for these performance periods. With the exception of the accelerated vesting due to the termination events described in the table, the performance-based cash award vests on the third anniversary of the grant date.

(6)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, unvested equity awards will vest and remain exercisable in accordance with the terms of the applicable award agreements. The values in the table are based upon the difference between the Company's closing stock price on December 31, 2013 of $15.35 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2013. RSUs have an exercise price of zero.

(7)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, (d) because of disability or death, or (e) in connection with a normal or early retirement, all amounts contributed by the Company to the CAP for the benefit of the NEO will vest. The amount in the table above reflects the NEO's aggregate CAP balance as of December 31, 2013, $71,734 of which was vested, and excludes Company contributions attributable to 2013 as they were not made until fiscal 2014. The remaining portion was unvested at December 31, 2013, but would vest upon termination of the NEO for the reasons listed in clauses (a) through (e) above.

(8)	Assumes execution of full release of claims in favor of the Company. Represents six months of the NEO's base salary to be paid at regular payroll dates following the NEO's termination.

(9)	Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO's disability. In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until reaching age 67.

(10)	Following a change in control, all amounts granted under the Company's performance-based cash incentive plan would vest (to the extent not previously forfeited).

Mary Flipse, Senior Vice President and General Counsel

The following table shows the potential payments upon termination or a change in control of the Company for Ms. Flipse.

	Involuntary Without				Voluntary
	Cause or Voluntary		Involuntary		Without Good
	For Good Reason		For Cause		Reason
	on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ 386,250	(1)	$ -		$ 9,904	(2)
Group Medical Benefits	25,431	(3)	-		652	(2)
Annual Incentive Award	-	(4)	-		-
Performance Cash	-	(5)	-		-
Stock Options	79,370	(6)	-		-
Restricted Stock Units	185,259	(6)	-		-
Capital Accumulation Plan	43,391	(7)	-		-
Additional Severance	128,750	(8)	128,750	(8)	-
Total	$ 848,451		$ 128,750		$ 10,556

			Involuntary Without
			Cause or Voluntary For
			Good Reason
	Change		Within 12 Months of a
	in Control		Change in Control		Disability		Death
	on 12/31/13		on 12/31/13		on 12/31/13		on 12/31/13

Cash Severance	$ -		$ 386,250	(1)	$ 386,250	(9) (1)	$ -
Group Medical Benefits	-		25,431	(3)	33,908	(3)	-
Annual Incentive Award	-		-	(4)	-	(4)	-	(4)
Performance Cash	108,000	(10)	108,000	(10)	-	(5)	-	(5)
Stock Options	79,370	(6)	79,370	(6)	79,370	(6)	79,370	(6)
Restricted Stock Units	185,259	(6)	185,259	(6)	185,259	(6)	185,259	(6)
Capital Accumulation Plan	43,391	(7)	43,391	(7)	43,391	(7)	43,391	(7)
Additional Severance	-		128,750	(8)	128,750	(8)	-
Total	$ 416,020		$ 956,451		$ 856,928		$ 308,020

(1)	Represents 18 months of NEO's base salary to be paid at regular payroll dates following the NEO's termination. Following a change in control, the payments would be paid in a lump sum no later than 60 days following the date of termination.

(2)	For termination by the NEO without good reason, the NEO is entitled to base salary and benefits through the next payroll date following termination.

(3)	Represents the Company's portion of premiums for group medical benefits to be paid for 18 months following the NEO's termination. For termination due to disability, represents the Company's portion of premiums for group medical benefits to be paid for 24 months following the NEO's termination.

(4)	Following a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, the NEO is entitled to receive a pro-rata portion of any bonus to which the NEO is otherwise entitled as of the date of termination. Based on Company performance for 2013, the NEO was not entitled to a bonus as of December 31, 2013. No additional incentive amounts would be paid during the severance period.

(5)	Following a termination (a) without cause, (b) for good reason, (c) in connection with a normal or early retirement, or (d) because of disability or death, the NEO is entitled to receive any amounts previously earned by the NEO under the Company's performance-based cash incentive plan, which would include the earned amount for year one of the 2013 award, years one and two of the 2012 award, and years one through three of the 2011 award. Based on Company performance, no amounts were earned by the NEO for these performance periods. With the exception of the accelerated vesting due to the termination events described in the table, the performance-based cash award vests on the third anniversary of the grant date.

(6)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, or (d) because of disability or death, unvested equity awards will vest and remain exercisable in accordance with the terms of the applicable award agreements. The values in the table are based upon the difference between the Company's closing stock price on December 31, 2013 of $15.35 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2013. RSUs have an exercise price of zero.

(7)	Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months of a change in control, (d) because of disability or death, or (e) in connection with a normal or early retirement, all amounts contributed by the Company to the CAP for the benefit of the NEO will vest. The amount in the table above reflects the NEO's aggregate CAP balance as of December 31, 2013, $43,263 of which was vested, and excludes Company contributions attributable to 2013 as they were not made until fiscal 2014. The remaining portion was unvested at December 31, 2013, but would vest upon termination of the NEO for the reasons listed in clauses (a) through (e) above.

(8)	Assumes execution of full release of claims in favor of the Company. Represents six months of the NEO's base salary to be paid at regular payroll dates following the NEO's termination.

(9)	Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO's disability. In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until reaching age 67.

(10)	Following a change in control, all amounts granted under the Company's performance-based cash incentive plan would vest (to the extent not previously forfeited).

Director Compensation

Outside Directors each receive a $50,000 annual cash retainer as well as $1,000 for each non-regularly scheduled meeting attended at which action is taken, regardless of length.  Additionally, the Audit Committee chair receives an annual retainer of $25,000, and the Compensation Committee and Nominating and Corporate Governance Committee chairs each receive an annual retainer of $20,000.  Audit Committee members receive an annual retainer of $7,500, and Compensation Committee and Nominating and Corporate Governance Committee members receive an annual retainer of $6,000, provided that each Outside Director who participates on at least two committees will receive minimum annual cash compensation of $100,000 (from annual stockholder meeting to annual stockholder meeting).  Furthermore, upon their election to the Board, new Outside Directors receive an option to purchase 15,000 shares of Common Stock.

Outside Directors who had served as directors of the Company for at least 12 months were granted $100,000 in equity awards on the date of the 2013 Annual Meeting of Stockholders, the value of which consisted of 50% stock options and 50% RSUs.   Equity awards to Outside Directors during 2013 were made pursuant to the 2007 Plan.  Mr. Englander was elected to the Board effective March 17, 2014, and on such date was granted an option to purchase 15,000 shares of Common Stock.  For fiscal 2014, subject to stockholder approval of the 2014 Plan (or, if the 2014 Plan is not approved, share availability under the 2007 Plan), each director (excluding Mr. Englander) will be granted up to $100,000 in equity awards consisting of an expected value of 50% stock options and 50% RSUs.

In addition to the cash retainer and equity awards discussed above, committee chairs receive $4,500 for each Audit Committee meeting attended and $2,500 for each Compensation Committee or Nominating and Corporate Governance Committee meeting attended.  Other Outside Directors receive $2,500 for each committee meeting attended.

Mr. Ballantine is paid $200,000 in cash per year for serving as Chairman of the Board.  In addition, he receives the equivalent equity compensation awarded to Outside Directors, as determined by the Nominating and Corporate Governance Committee.  He receives no other additional compensation for his service on the Board or attendance at any Board or committee meetings.

The following table summarizes the compensation to each member of the Board during 2013.  Mr. Leedle receives no additional compensation, as such, for serving as a member of the Board.

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
		(1)	(2)
John W. Ballantine	$200,000	$50,003	$50,012	$300,015
Thomas G. Cigarran	125,000	50,003	50,012	225,015
Jay C. Bisgard, M.D.	107,500	50,003	50,012	207,515
Mary Jane England, M.D.	99,500	50,003	50,012	199,515
C. Warren Neel, Ph.D.	148,000	50,003	50,012	248,015

William D. Novelli	100,500	50,003	50,012	200,515
William C. O'Neil, Jr.	44,958	-	-	44,958
Alison Taunton-Rigby, Ph.D.	109,000	50,003	50,012	209,015
Donato J. Tramuto	38,667	-	114,900	153,567
John A. Wickens	100,000	50,003	50,012	200,015
Kevin G. Wills	100,000	50,003	50,012	200,015

(1)
Reflects the aggregate grant date fair value of stock awards granted during 2013 calculated in accordance with FASB ASC Topic 718.  The grant date fair value of stock awards granted to the Outside Directors during 2013 was $13.94 per award. The following directors had unvested stock awards outstanding as of December 31, 2013:  Mr. Ballantine (11,755); Mr. Cigarran (11,755); Dr. Bisgard (11,755); Dr. England (11,755); Dr. Neel (11,755); Mr. Novelli (10,873); Mr. O'Neil (8,168); Dr. Taunton-Rigby (11,755); Mr. Wickens (11,755) and Mr. Wills (3,587).   Upon resignation in February 2014, Mr. Cigarran's unvested stock awards were cancelled.

(2)
Reflects the aggregate grant date fair value of stock option awards granted during 2013 calculated in accordance with FASB ASC Topic 718.  The grant date fair value of stock options granted to the Outside Directors during 2013 was $7.66 per stock option.  Assumptions used in the calculation of these amounts are disclosed in Note 13 to our audited financial statements for the fiscal year ended December 31, 2013, included in our Original Form 10-K.  The following directors had stock option awards outstanding as of December 31, 2013:  Mr. Ballantine (56,998); Mr. Cigarran (41,998); Dr. Bisgard (56,998); Dr. England (66,998); Dr. Neel (56,998); Mr. Novelli (40,958); Mr. O'Neil (50,469); Dr. Taunton-Rigby (46,998); Mr. Tramuto (15,000), Mr. Wickens (56,998); and Mr. Wills (21,529). Of Mr. Cigarran's options outstanding as of December 31, 2013, 21,234 of unvested options were cancelled in February 2014 upon his resignation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to those persons that we know to be the beneficial owners (as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 5% of our Common Stock, our only voting security, and with respect to the beneficial ownership of our Common Stock by all directors and nominees, each of the executive officers named in the Summary Compensation Table and all of our executive officers and directors as a group.  The information set forth below is based on ownership information we received as of April 10, 2014 (except as otherwise noted below).  Unless specified otherwise, the shares indicated are presently outstanding, and each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Prudential Financial, Inc 751 Broad Street Newark, NJ 07102-3777	5,568,014 (2)	15.80%
North Tide Capital, LLC 500 Boylston Street Suite 310 Boston, MA 02116	3,850,000 (3)	10.93%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	3,254,885 (4)	9.24%
EARNEST Partners, LLC 1180 Peachtree Street NE Suite 2300 Atlanta, GA 30309	2,756,961 (5)	7.82%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	2,110,311 (6)	5.99%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,933,320 (7)	5.49%
Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	1,878,623 (8)	5.33%
Ben R. Leedle, Jr.****	1,242,814 (9)	3.43%
Michael Farris***	389,932 (10)	1.11%
Alfred Lumsdaine***	147,579 (11)	*
Daniel J. Englander**	115,000 (12)	*
C. Warren Neel, Ph.D**	97,105 (13)	*
Peter Choueiri***	92,486 (14)	*
John W. Ballantine**.	72,475 (15)	*
Mary Jane England, M.D.**	65,611 (16)	*

Jay C. Bisgard, M.D.**	64,624 (17)	*
Alison Taunton-Rigby, Ph. D.**	55,919 (18)	*
John A. Wickens**	57,475 (19)	*
Glenn Hargreaves***	49,520 (20)	*
William D. Novelli**	31,191 (21)	*
Mary Flipse***	14,674 (22)	*
Kevin G. Wills**	9,132 (23)	*
Donato Tramuto**	7,950 (24)	*
All directors and executive officers as a group (16 persons)	2,511,762 (25)	6.84%

*            Indicates ownership of less than one percent of our outstanding Common Stock
**            Director of the Company
***            Named Executive Officer
****            Director and Named Executive Officer

(1)	Pursuant to the rules of the Commission, certain shares of our Common Stock that an individual owner set forth in this table has a right to acquire within 60 days after April 10, 2014 pursuant to the exercise of options to purchase shares of Common Stock ("stock options") or other securities are deemed to be outstanding for the purpose of computing the ownership of that owner, but are not deemed outstanding for the purpose of computing the ownership of any other individual owner shown in the table. Likewise, the shares subject to stock options or other securities held by our other directors and executive officers that are exercisable within 60 days of April 10, 2014 are all deemed outstanding for the purpose of computing the percentage ownership of all executive officers and directors as a group.

(2)	Information with respect to stock ownership is based on a Schedule 13G/A filed by Prudential Financial, Inc. ("Prudential") with the Commission on January 29, 2014 and includes shares held by certain of its subsidiaries, including Jennison Associates LLC ("Jennison"). Includes 105,304 shares to which Prudential has sole voting power, 5,462,710 shares to which Prudential has shared voting power, 105,304 shares to which Prudential has sole investment power and 5,462,710 shares to which Prudential has shared investment power. Jennison filed a separate Schedule13G/A with the Commission on February 12, 2014 reporting beneficial ownership of 5,477,265 shares to which Jennison has sole voting power and shared investment power. These shares have not been listed separately because they are included in the shares reported by Prudential, which indirectly owns 100% of the equity interests of Jennison. The address of Jennison is 466 Lexington Avenue, New York, New York 10017.

(3)	Information with respect to stock ownership is based on a Schedule 13D/A filed with the Commission on March 3, 2014. Includes 3,850,000 shares to which North Tide Capital, LLC has shared voting and investment power. Includes 3,425,000 shares to which North Tide Capital Master, LP has shared voting and investment power. Includes 3,850,000 shares to which Conan Laughlin, who serves as the Manager of North Tide Capital, LLC, has shared voting and investment power. The address of North Tide Capital Master, LP and Conan Laughlin is 500 Boylston Street, Suite 310, Boston, Massachusetts, 02116.

(4)	Information with respect to stock ownership is based on a Schedule 13G/A filed by BlackRock, Inc. with the Commission on January 29, 2014 and includes shares held by certain of its subsidiaries. Includes 3,142,378 shares to which BlackRock, Inc. has sole voting power and 3,254,885 shares to which BlackRock, Inc. has sole investment power.

(5)	Information with respect to stock ownership is based on a Schedule 13G/A filed with the Commission on February 14, 2014. Includes 1,164,444 shares to which EARNEST Partners, LLC ("EARNEST") has sole voting power, 379,742 shares to which EARNEST has shared voting power and 2,756,961 shares to which EARNEST has sole investment power.

(6)	Information with respect to stock ownership is based on a Schedule 13G/A filed by The Vanguard Group, Inc. ("Vanguard") with the Commission on February 11, 2014 and includes shares held by certain of its subsidiaries. Includes 54,994 shares to which Vanguard has sole voting power, 2,057,217 shares to which Vanguard has sole investment power and 53,094 shares to which Vanguard has shared investment power.

(7)	Information with respect to stock ownership is based on a Schedule 13G filed with the Commission on February 10, 2014. Includes 1,865,966 shares to which Dimensional Fund Advisors LP ("Dimensional") has sole voting power and 1,933,320 shares to which Dimensional has shared investment power.

(8)	Information with respect to stock ownership is based on a Schedule 13G/A filed by Wells Fargo & Company ("WFC") with the Commission on January 28, 2014 and includes shares held by certain of its subsidiaries. Includes 116 shares to which WFC has sole voting power, 1,873,010 shares to which WFC has shared voting power, 116 shares to which WFC has sole investment power and 1,878,507 shares to which WFC has shared investment power.

(9)	Includes 985,916 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(10)            Includes 389,611 shares held in trust.

(11)	Includes 113,567 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(12)	Consists of 115,000 shares held indirectly with Ursula Capital Partners, of which Mr. Englander is the Managing Partner. Mr. Englander disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(13)	Includes 43,764 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(14)	Includes 74,754 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(15)	Includes 43,764 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014, and 20,000 shares held in trust.

(16)	Includes 53,764 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(17)	Includes 43,764 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014, and 20,860 shares held in trust.

(18)	Includes 33,764 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(19)	Includes 43,764 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014, and 1,100 shares held jointly by Mr. Wickens and his spouse.

(20)	Includes 40,497 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(21)	Includes 27,724 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(22)	Includes 11,784 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(23)	Consists of 9,132 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(24)	Includes 3,750 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

(25)	Includes 1,529,708 shares that, as of April 10, 2014, were issuable upon the exercise of outstanding stock options within 60 days after April 10, 2014.

Equity Compensation Plan Information

The following table summarizes information concerning the 2007 Plan, the Company's Amended and Restated 2001 Stock Option Plan and the Company's 1996 Stock Incentive Plan (collectively, the "Prior Plans") at December 31, 2013, which are the only Company compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands(3)
Equity compensation plans approved by stockholders	5,166	$15.09	218
Equity compensation plans not approved by stockholders	—	—	—
Total	5,166	$15.09	218

(1)	Represents 4,325,000 stock options and 841,000 restricted stock and RSUs granted under the Prior Plans.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested RSUs, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 6.4 years.

(3)	The number of shares remaining available for future issuance in this column will no longer be available after June 24, 2014 for future grants if the 2014 Plan is approved by stockholders at the 2014 Annual Meeting of Stockholders. Any grants occurring after March 25, 2014 under the Prior Plans will reduce the number of shares of Common Stock available for issuance under the 2014 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Since the beginning of the last fiscal year, we are aware of the following related party transaction between us and our directors, executive officers, 5% stockholders or their family members that requires disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Christopher Cigarran, President of Employer Market, is the son of former director Thomas G. Cigarran and received aggregate cash compensation of approximately $447,000 (consisting primarily of salary and performance-based cash) during fiscal 2013.

Pursuant to its written charter, the Audit Committee reviews and either ratifies, approves or disapproves all "Interested Transactions," which are generally defined (for purposes of this Form 10-K/A) to include, but are not limited to, any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:

•	the aggregate amount involved exceeded, or will or may be expected to exceed, $120,000 in any calendar year;
•	the Company was, is or will be a participant; and
•	any Related Party had, has or will have a direct or indirect material interest.

A "Related Party" is any:

•
person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and Proxy Statement, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director;

•	greater than 5% beneficial owner of the Company's Common Stock;
•	immediate family member of any of the foregoing; or
•
firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner, managing member or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

In determining whether to approve or ratify an Interested Transaction, the Audit Committee considers the relevant information and facts available to it regarding the Interested Transaction and takes into account factors such as the Related Party's relationship to the Company and interest (direct or indirect) in the transaction, the terms of the transaction and the benefits to the Company of the transaction. No director participates in the approval of an Interested Transaction for which he or she is a Related Party or otherwise has a direct or indirect interest.

Director Independence

Our Board held nine meetings during 2013.  All of the members of the Board who served during 2013 except Thomas G. Cigarran and Mr. Leedle are "independent directors," as defined under applicable law and the NASDAQ Global Select Market ("NASDAQ") listing standards.  In addition, the Board has determined that Daniel J. Englander, the Board's nominee for director, is an "independent director," as defined under applicable law and NASDAQ listing standards. The Board has a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee.

Each of our incumbent directors attended at least 75% of the aggregate of the total number of meetings held during 2013 by the Board and of each committee of which such director was a member for the entire year.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered to us by our principal accountant are shown in the table below.

Type of Service	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$1,104,978	$957,757
Audit-Related Fees (1)	1,995	1,995
Tax Fees (2)	116,650	73,240
All Other Fees (3)	—	—
Total	$1,223,623	$1,032,992

(1)	Audit-Related Fees included subscription fees to an online research tool.

(2)	For the year ended December 31, 2013 and 2012, tax fees included federal and state tax return compliance and tax advisory services.

(3)	All Other Fees consist of fees for services other than services reported above. For the years ended December 31, 2013 and 2012, no services other than those discussed above were provided by Ernst & Young LLP.

The Audit Committee has considered and concluded that the provision of the non-audit services is compatible with maintaining auditor independence.

The Audit Committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by Ernst & Young LLP, our independent registered public accounting firm.  The Audit Committee may delegate its responsibility to pre-approve services to be performed by our independent registered public accounting firm to one or more of its members, but the Audit Committee may not delegate its pre-approval authority to management.

Under these policies, the Audit Committee pre-approves the use of audit and audit-related services following approval of the independent registered public accounting firm's engagement.  Tax and other non-audit services that are not prohibited services, provided that those services are routine and recurring services and would not impair the independence of the independent registered public accounting firm, may also be performed by the independent registered public accounting firm if those services are pre-approved by the Audit Committee.  Pre-approval fee levels for all services to be provided by the independent registered public accounting firm will be established periodically by the Audit Committee. The independent registered public accounting firm must provide detailed back-up documentation to the Audit Committee for each proposed service.  The Audit Committee has pre-approved all audit and non-audit services provided by Ernst & Young LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

1.            The financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Form 10-K.

2.            We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the Commission or the information to be set forth therein is included in the financial statements or in the notes thereto.

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

10.19
Amended and Restated Employment Agreement dated December 21, 2012 between the Company and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.5 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.20
Amended and Restated Employment Agreement dated November 30, 2012 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.6 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.21
Employment Agreement dated August 31, 2011 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.12 to Form 10-K for the Company's fiscal year ended December 31, 2011, File No. 000-19364]

10.22
Amendment to Employment Agreement dated December 1, 2012 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.10 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.23
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.24
Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.25
Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.26	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.27	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.28	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]
10.29	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K for the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.30	Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.21 to Form 10-K for the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.31
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K for the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.32
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K for the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.33
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.34
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.35
2007 Stock Incentive Plan Performance Cash Award Agreement dated March 3, 2009 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 4, 2009, File No. 000-19364]

10.36
2007 Stock Incentive Plan Performance Cash Award Agreement dated May 25, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.37
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.38
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.39
2007 Stock Incentive Plan Performance Cash Award Agreement dated January 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.40
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.41
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.29 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.42
2007 Stock Incentive Plan Performance Cash Award Agreement dated February 28, 2013 [incorporated by reference to Exhibit 10.30 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.43
2007 Stock Incentive Plan Performance Cash Award Agreement for Peter Choueiri dated February 28, 2013 [incorporated by reference to Exhibit 10.31 to Form 10-K for the Company's fiscal year ended December 31, 2012, File No. 000-19364]

14.1	Code of Business Conduct of Healthways, Inc. [incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K dated August 12, 2011, File No. 000-19364]
21	Subsidiary List [incorporated by reference to Exhibit 21 to Form 10-K for the Company's fiscal year ended December 31, 2013, File No. 000-19364]

23	Consent of Ernst & Young LLP [incorporated by reference to Exhibit 23 to Form 10-K for the Company's fiscal year ended December 31, 2013, File No. 000-19364]

31.1
Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer [incorporated by reference to Exhibit 31.1 to Form 10-K for the Company's fiscal year ended December 31, 2013, File No. 000-19364]

31.2
Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer [incorporated by reference to Exhibit 31.2 to Form 10-K for the Company's fiscal year ended December 31, 2013, File No. 000-19364]

31.3	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.4	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer, and Alfred Lumsdaine, Chief Financial Officer [incorporated by reference to Exhibit 32 to Form 10-K for the Company's fiscal year ended December 31, 2013, File No. 000-19364]

*Portions of this Exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHWAYS, INC

April 30, 2014	By:	/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
Chief Executive Officer