Form 10-Q
period 2014-03-31
HEALTHWAYS, INC
filed 2014-05-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 5, 2014, there were outstanding 35,272,245 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$2,158	$2,584
Accounts receivable, net	113,007	89,484
Prepaid expenses	13,979	9,228
Other current assets	6,527	6,857
Income taxes receivable	3,941	1,402
Deferred tax asset	9,598	9,667
Total current assets	149,210	119,222

Property and equipment:
Leasehold improvements	37,559	37,463
Computer equipment and related software	296,281	290,392
Furniture and office equipment	23,004	22,881
Capital projects in process	32,880	25,228
	389,724	375,964
Less accumulated depreciation	(228,264)	(217,766)
	161,460	158,198

Other assets	61,011	53,629
Intangible assets, net	76,592	79,162
Goodwill, net	338,800	338,800

Total assets	$787,073	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2014	December 31, 2013
Current liabilities:
Accounts payable	$40,257	$33,125
Accrued salaries and benefits	14,159	20,157
Accrued liabilities	51,894	32,065
Deferred revenue	6,077	4,496
Contract billings in excess of earned revenue	20,187	17,411
Current portion of long-term debt	16,230	14,340
Current portion of long-term liabilities	1,956	2,822
Total current liabilities	150,760	124,416

Long-term debt	246,692	237,582
Long-term deferred tax liability	29,973	33,320
Other long-term liabilities	64,779	51,003

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 35,223,754 and 35,107,303 shares outstanding, respectively	35	35
Additional paid-in capital	284,676	283,244
Retained earnings	38,404	48,000
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(64)	(407)
Total stockholders' equity	294,869	302,690

Total liabilities and stockholders' equity	$787,073	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$176,777	$165,165
Cost of services (exclusive of depreciation and amortization of $9,372 and $8,825, respectively, included below)	148,148	141,257
Selling, general and administrative expenses	16,431	13,098
Depreciation and amortization	13,336	13,533
Legal settlement charges	9,363	—

Operating loss	(10,501)	(2,723)
Interest expense	4,383	3,321

Loss before income taxes	(14,884)	(6,044)
Income tax benefit	(5,288)	(2,095)

Net loss	$(9,596)	$(3,949)

Loss per share:
Basic	$(0.27)	$(0.12)

Diluted (1)	$(0.27)	$(0.12)

Comprehensive loss	$(9,253)	$(3,751)

Weighted average common shares and equivalents:
Basic	35,151	34,018
Diluted (1)	35,151	34,018

(1)	The assumed exercise of stock-based compensation awards for the three months ended March 31, 2014 and 2013 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2013	$—	$35	$283,244	$48,000	$(28,182)	$(407)	$302,690

Comprehensive income (loss)	—	—	—	(9,596)	—	343	(9,253)

Exercise of stock options	—	—	163	—	—	—	163

Tax effect of stock options and restricted stock units	—	—	(430)	—	—	—	(430)

Share-based employee compensation expense	—	—	1,699	—	—	—	1,699

Balance, March 31, 2014	$—	$35	$284,676	$38,404	$(28,182)	$(64)	$294,869

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,596)	$(3,949)
Adjustments to reconcile net loss to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	13,336	13,533
Amortization of deferred loan costs	463	235
Amortization of debt discount	1,630	—
Share-based employee compensation expense	1,699	1,537
Excess tax benefits from share-based payment arrangements	(230)	(137)
(Increase) decrease in accounts receivable, net	(23,190)	15,936
Increase in other current assets	(711)	(128)
Increase in accounts payable	7,436	77
Decrease in accrued salaries and benefits	(6,584)	(7,193)
Increase in other current liabilities	18,387	6,969
Other	6,469	(851)
Net cash flows provided by operating activities	9,109	26,029

Cash flows from investing activities:
Acquisition of property and equipment	(10,566)	(11,264)
Other	(1,910)	(1,918)
Net cash flows used in investing activities	(12,476)	(13,182)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	107,225	105,200
Payments of long-term debt	(103,335)	(127,078)
Deferred loan costs	(60)	(744)
Excess tax benefits from share-based payment arrangements	230	137
Exercise of stock options	163	360
Change in outstanding checks and other	(1,589)	10,257
Net cash flows provided by (used in) financing activities	2,634	(11,868)

Effect of exchange rate changes on cash	307	(354)

Net (decrease) increase in cash and cash equivalents	(426)	625

Cash and cash equivalents, beginning of period	2,584	1,759

Cash and cash equivalents, end of period	$2,158	$2,384

Noncash Activities:
Assets acquired through capital lease obligation	$5,479	$—

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries (collectively, "Healthways," the "Company," or such terms as "we," "us," or "our") reflect all adjustments consisting of normal, recurring accruals necessary for a fair presentation.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(2)	Recent Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the above situation is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013.  We adopted this standard for the interim period beginning January 1, 2014.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

(3)	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have three types of share-based awards outstanding under these plans: stock options, restricted stock units, and restricted stock.  We believe that such awards align the interests of our employees and directors with those of our stockholders.

For the three months ended March 31, 2014 and 2013, we recognized share-based compensation costs of $1.7 million and $1.5 million, respectively.

A summary of our stock options as of March 31, 2014 and changes during the three months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2014	4,325	$15.09
Granted	15	16.01
Exercised	(29)	10.81
Forfeited	(33)	11.57
Expired	(19)	31.74
Outstanding at March 31, 2014	4,259	15.07	6.22	$19,083
Exercisable at March 31, 2014	2,447	$17.84	4.79	$8,524

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 was $8.80.

The following table shows a summary of our restricted stock and restricted stock units ("nonvested shares") as of March 31, 2014, as well as activity during the three months then ended:

Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	841	$10.44
Granted	—	—
Vested	(122)	10.59
Forfeited	(14)	10.64
Nonvested at March 31, 2014	705	$10.42

(4)	Income Taxes

Our effective tax benefit rate remained relatively consistent at approximately 36% for the three months ended March 31, 2014 compared to approximately 35% for the three months ended March 31, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2010 to present.

(5)	Long-Term Debt

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we issued $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Cash Convertible Notes are convertible into cash based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount will be amortized over the term of the Cash Convertible Notes using the effective interest method. For the three months ended March 31, 2014, we recorded $1.6 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 7 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of March 31, 2014.

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of $25.95 per share, which effectively increases the conversion price of the Notes to a 60% premium to our stock price on July 1, 2013. The Warrants will be net share settled by issuing a number of shares of our common stock per Warrant corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815-40, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

If the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on net income per share, and the "treasury stock" method will be used in calculating the dilutive effect on earnings per share.

 CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which is in addition to certain existing commercial agreements between us and CareFirst (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.  The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all of our indebtedness under the Fifth Amended Credit Agreement (as defined below), and (b) any other of our senior debt, which currently includes only the Cash Convertible Notes.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $107.5 million of which remained outstanding at March 31, 2014, and an uncommitted incremental accordion facility of $200.0 million.

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

On February 5, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which included, among other things, a temporary increase in the LIBOR and Base Rate margins of 0.25%.  The increased margins were effective through December 31, 2013 and apply only in the event that our total funded debt to EBITDA ratio is greater than or equal to 3.50 to 1.00.  On July 1, 2013, we entered into an additional amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the cash convertible notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013.

On April 15, 2014, in connection with the agreement to resolve the contract dispute with Blue Cross Blue Shield of Minnesota ("BCBSMN") as discussed in Note 8, we entered into an additional amendment to the Fifth Amended Credit Agreement that provided for an add-back to our consolidated EBITDA, which is used for purposes of calculating financial covenants under the Fifth Amended Credit Agreement, for the $9.4 million charge incurred as a result of the settlement of the dispute with BCBSMN. As of March 31, 2014, availability under the revolving credit facility totaled $35.1 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of March 31, 2014, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at March 31, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2014, we expect to reclassify $0.4 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three months ended March 31, 2014 and 2013:

(In $000s)	For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2014	March 31, 2013
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$66	$58
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$126	$629

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2014 and 2013, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the three months ended March 31, 2014 or 2013.

Cash Conversion Derivative and Cash Convertible Notes Hedges

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive loss as follows:

(In $000s)	Three Months Ended March 31, 2014	Statements of Comprehensive Loss Classification
Cash Convertible Notes Hedges:
Net unrealized gain	$7,731	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized loss	$(7,731)	Selling, general and administrative expenses

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At March 31, 2014, we had forward contracts with notional amounts of $21.1 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at March 31, 2014 and December 31, 2013, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	March 31, 2014			December 31, 2013
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$52	$—	$—	$178	$—	$—
Other assets	—	—	35,497	—	—	27,766
Total assets	$52	$—	$35,497	$178	$—	$27,766
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$159	$—	$—	$67	$—	$—
Other long-term liabilities	—	—	35,497	—	—	27,766
Derivatives designated as hedging instruments:
Accrued liabilities	—	—	—	—	—	—
Other long-term liabilities	—	471	—	—	505	—
Total liabilities	$159	$471	$35,497	$67	$505	$27,766

See also Note 7.

(7)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

(In $000s) March 31, 2014	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$52	$—	$52	$(27)	$25
Cash Convertible Notes Hedges	—	35,497	35,497	—	35,497
Liabilities:
Foreign currency exchange contracts	$159	$—	$159	$(27)	$132
Interest rate swap agreements	471	—	471	—	471
Cash Conversion Derivative	—	35,497	35,497	—	35,497

(In $000s) December 31, 2013	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$178	$—	$178	$(57)	$121
Cash Convertible Notes Hedges	—	27,766	27,766	—	27,766
Liabilities:
Foreign currency exchange contracts	$67	$—	$67	$(57)	$10
Interest rate swap agreements	505	—	505	—	505
Cash Conversion Derivative	—	27,766	27,766	—	27,766

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. The fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative are measured using Level 3 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock and other factors. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of comprehensive income (loss). Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2013	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at March 31, 2014
Cash Convertible Notes Hedges	$27,766	$—	$—	$7,731	$35,497
Cash Conversion Derivative	(27,766)	—	—	(7,731)	(35,497)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss) as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2014 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.2 million approximates fair value because of the short maturity of those instruments (less than three months).

•	Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at March 31, 2014 are $117.7 million and $118.3 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at March 31, 2014 was $157.4 million, which is based on the last traded price of the Cash Convertible Notes on March 31, 2014, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at March 31, 2014 was $118.0 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At March 31, 2014, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value because there were no factors present that would result in a change in the fair value since its issuance on October 1, 2013.

(8)	Commitments and Contingencies

Contract Disputes

On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against BCBSMN. On April 15, 2014, we entered into an agreement with BCBSMN to resolve this dispute.  Under the terms of the agreement, we agreed to pay BCBSMN in two separate installments: $4 million by the end of April 2014 and $5.5 million in January 2015. BCBSMN has an option to receive discounts on our well-being improvement services in lieu of the January 2015 payment.

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

Contractual Commitments

We entered into a 25-year strategic relationship agreement with Gallup in January 2008 and a global joint venture agreement with Gallup in October 2012 that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $40.1 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $136.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $283.3 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

(In 000s, except per share data)	Three Months Ended
	March 31,	March 31,
	2014	2013
Numerator:
Net loss - numerator for basic loss per share	$(9,596)	$(3,949)

Denominator:
Shares used for basic loss per share	35,151	34,018
Effect of dilutive securities outstanding:
Non-qualified stock options	—	—
Restricted stock units	—	—
Shares used for diluted loss per share	$35,151	$34,018

Loss per share:
Basic	$(0.27)	$(0.12)
Diluted (1)	$(0.27)	$(0.12)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	2,571	4,276
Restricted stock units	332	489
Warrants related to Cash Convertible Notes	7,707	—
CareFirst Convertible Note	892	—

(1) The assumed exercise of stock-based compensation awards for the three months ended March 31, 2014 and 2013 was not considered because the impact would be anti-dilutive.

(10)	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2014 and 2013:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive income (loss) before reclassifications, net of tax	(30)	297	267
Amounts reclassified from accumulated OCI, net of tax	76	—	76
Net increase in other comprehensive income (loss), net of tax	46	297	343
Accumulated OCI, net of tax, as of March 31, 2014	$(467)	$403	$(64)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive loss before reclassifications, net of tax	(35)	(147)	(182)
Amounts reclassified from accumulated OCI, net of tax	380	—	380
Net increase (decrease) in other comprehensive income (loss), net of tax	345	(147)	198
Accumulated OCI, net of tax, as of March 31, 2013	$(1,445)	$714	$(731)

The following table provides details about reclassifications out of accumulated OCI for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Statement of Comprehensive
(In $000s)	2014	2013	Loss Classification
Interest rate swaps	$126	$629	Interest expense
	(50)	(249)	Income tax benefit
	$76	$380	Net of tax

See Note 6 for further discussion of our interest rate swaps.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded and incorporated in Delaware in 1981, Healthways, Inc., together with its wholly-owned subsidiaries, provides specialized, comprehensive solutions to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs.

We believe well-being consists of five essential elements:

•	Physical: Having good health and enough energy to get things done daily

•	Financial: Managing your economic life to reduce stress and increase security

•	Social: Having supportive relationships and love in your life

•	Community: Liking where you live, feeling safe and having pride in your community

•	Purpose: Liking what you do each day and being motivated to achieve your goals

Our solutions provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or paying sponsor.  Our solutions are designed to change behaviors across an entire population over time to keep healthy people healthy, eliminate or reduce lifestyle risks and optimize care for persistent or chronic conditions. Through a simple, but powerful, data-driven process we identify the needs of each individual and determine the right level of support. This allows us to deploy successful strategies efficiently to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. Our services are delivered using a range of methods including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.

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

Our guiding philosophy and approach to market are predicated on the fundamental belief that healthier people cost less and are more productive.  As part of our population health platform, our proprietary analytics and predictive models enable us to stratify the population, develop individualized well-being plans and actions, and deliver solutions to improve individual and organizational well-being.

First, our programs are designed to keep healthy people healthy by:

•	fostering wellness and disease prevention through total population screening, well-being assessments and supportive interventions; and
•
engaging people in our well-being improvement programs and networks, such as fitness, weight management, stress management, financial and lifestyle management skills, chiropractic, and complementary and alternative medicine.

Our prevention programs focus on education, physical fitness, nutrition, health coaching, and tools that support behavior change. These programs improve the well-being status of member populations and reduce the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity. Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking enhancement opportunity. Our web-based tools and our educational capabilities include the Well-Being Connect® portal and the Dave Ramsey Core™ Financial Wellness program. We also utilize mobile applications such as wellbeingGO®, and our MeYou Health subsidiary unique mobile applications include Well-Being Tracker™, Daily Challenge®, and Walkadoo™.

Second, our programs are designed to eliminate or reduce lifestyle risks by:

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
•
the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA") on our operations and/or the demand for our services;

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

•
the risks associated with valuation of the Cash Convertible Notes Hedges and the Cash Conversion Derivative, which may result in volatility to our consolidated statements of comprehensive income (loss) if these transactions do not completely offset one another;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic;
•	the impact of legal proceedings involving us and/or our subsidiaries; and
•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in this Report, including those set forth in Part II, Item IA. "Risk Factors."

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 2% of revenues recorded during the three months ended March 31, 2014 were performance-based and 1% were subject to final reconciliation as of March 31, 2014.

Technology

Our solutions require sophisticated analytical, data management, Internet, and computer-telephony capabilities based on state-of-the-art technology. These solutions help us deliver our services to large populations within our customer base at scale. Our predictive modeling capabilities, including insights gained from well-being assessments such as the Gallup-Healthways Well-Being 5™ diagnostic tool, allow us to identify and stratify those participants who are most at risk for an adverse health event. We incorporate behavior-change science with consumer-friendly interactions to facilitate consumer preferences for engagement and convenience supporting improvement across all five elements of well-being: physical, financial, social, purpose and community. We use sophisticated data analytical and reporting solutions to validate the impact of our programs on clinical and financial outcomes. Our application offerings support integrating the primary care physician into the team of well-being experts working on behalf of participants.

We have completed a strategic transformation from a business that solely provided disease management services to a business that now provides a much broader array of population health and well-being services - a process that has been underway for approximately seven years. While our transformation-related infrastructure and technology investments are complete, we continue to invest in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP Enterprise Services, LLC, and are continually refining our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual's readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices; on-line; and any combination thereof to motivate and sustain healthy behaviors.

Business Strategy

The World Health Organization defines health as "…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being."

Our business strategy reflects our passion to enhance well-being, resulting in reduced overall health-related costs, improved workforce engagement and improved productivity which yields better performance for individuals, families, health plans, governments, employers, integrated healthcare systems, and communities. Our solutions are designed to improve well-being by helping to:

•	keep healthy people healthy;
•	eliminate or reduce lifestyle risks; and
•	optimize care for persistent or chronic conditions.

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

We have completed a strategic transformation from a business that solely provided disease management services to a business that now provides a much broader array of population health and well-being services—a process that has been underway for approximately seven years. Our strategy includes, the ongoing refinement of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for individualized, integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer's population are eligible to receive our services.  Our strategy also includes the ongoing enhancement and deployment of our proprietary technology platform known as Embrace®.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.
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

We continue to provide a variety of services to most of the major Medicare Advantage health plans. We expect this market to grow due to the continuing trend of enrollment growth in Medicare Advantage as the size of the Medicare-eligible population increases. Our Silver Sneakers program is the largest single program within our current services. In addition, some of our Medicare Advantage health plan customers are adding additional services including web-based and mobile applications for personal support and social networking as more of the senior population becomes interested in these modalities of interaction.

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

Significant ongoing changes in government regulation of healthcare continue to afford us expanding opportunities to provide services to integrated healthcare systems, hospitals, and physicians, in addition to health plans and employers. In 2011, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services enabling its healthcare system clients to become future-ready clinical enterprises within healthcare's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. We expect to continue to grow the number and size of our health systems relationships through the ongoing deployment of services including, for example, consulting, hospital readmission avoidance and the Dr. Dean Ornish Program for Reversing Heart Disease, in addition to the aggregation of risk lives within health systems for our total population management services.

We expect to continue to expand our international business in countries currently served - Australia, Brazil, and France - and to develop business in additional countries. Our strategy is to help countries with single-payor models that to a large extent have a relatively fixed infrastructure that can be leveraged through our effective care coordination models. This approach allows us to partner either directly with government entities or with the private side of healthcare insurers and service providers that operate in those countries. Though most international business development has a relatively long sales cycle, the pipeline of opportunities continues to grow.

We have completed a strategic transformation from a business that solely provided disease management services to a business that now provides a much broader array of population health and well-being services, a process that has been underway for approximately seven years. We plan to increase our competitive advantage in delivering our services by leveraging the scope of our well-being improvement capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks, and fitness center relationships.  We also plan to continue to scale the delivery of our solutions employing a blend of our scalable, state-of-the-art well-being improvement call centers and proprietary technologies, modalities, and techniques. While our core population health infrastructure and technology investments are complete and our highly scalable platform is in place, we may add new capabilities and technologies through internal development, strategic alliances with other entities, and/or selective acquisitions or investments.

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Our performance-based contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements. Approximately 2% of revenues recorded during the three months ended March 31, 2014 were performance-based and 1% were subject to final reconciliation as of March 31, 2014.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2014, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $23.2 million, all of which were based on actual data. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the three months ended March 31, 2014, we recognized a net increase in revenue of $0.8 million related to services provided prior to 2014.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013 expressed as a percentage of revenues.

	Three Months Ended March 31,
	2014	2013
Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	83.8%	85.5%
Selling, general and administrative expenses	9.3%	7.9%
Depreciation and amortization	7.5%	8.2%
Legal settlement charges	5.3%	-
Operating loss	(5.9)%	(1.6)%
Interest expense	2.5%	2.0%

Loss before income taxes (1)	(8.4)%	(3.7)%
Income tax benefit	(3.0)%	(1.3)%

Net loss	(5.4)%	(2.4)%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended March 31, 2014 increased $11.6 million, or 7.0%, compared to the three months ended March 31, 2013, primarily due to the following:

•	the commencement of contracts with new customers and growth with existing customers; and
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.

These increases were somewhat offset by terminations with certain customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 83.8% for the three months ended March 31, 2014, compared to 85.5% for the three months ended March 31, 2013, primarily due to the following:

•	a decrease in healthcare benefit costs related to a decrease in claims; and

•	economies of scale resulting from certain types of costs that remain relatively fixed or do not increase at the same rate as revenues.

These decreases were partially offset by increased costs related to the implementation of a number of new contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 9.3% for the three months ended March 31, 2014 compared to 7.9% for the three months ended March 31, 2013 primarily due to an insurance reimbursement received during the three months ended March 31, 2013 for certain previously incurred legal expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2014 remained relatively consistent with the same period in 2013.

Legal Settlement Charges

On April 17, 2014, we entered into an agreement with BCBSMN to resolve a contractual dispute. As a result of this settlement, we incurred charges of approximately $9.4 million during the three months ended March 31, 2014.

Interest Expense

Interest expense increased $1.1 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to amortization of the debt discount related to the Cash Convertible Notes.

Income Tax Expense

Our effective tax benefit rate remained relatively consistent at approximately 36% for the three months ended March 31, 2014 compared to approximately 35% for the three months ended March 31, 2013.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2014 provided cash of $9.1 million compared to $26.0 million for the three months ended March 31, 2013, primarily due to the following:

•	an increase in days sales outstanding in accounts receivable from 51 days at March 31, 2013 to 58 days at March 31, 2014; and
•	the timing of several significant vendor payments.

Investing activities during the three months ended March 31, 2014 used $12.5 million in cash which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the three months ended March 31, 2014 provided $2.6 million in cash primarily due to the difference in net borrowings under the Fifth Amended Credit Agreement between the two periods.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $107.5 million of which remained outstanding at March 31, 2014, and an uncommitted incremental accordion facility of $200.0 million.

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

On April 15, 2014, in connection with the agreement to resolve the contract dispute with BCBSMN, we entered into an additional amendment to the Fifth Amended Credit Agreement that provides for an add-back to our consolidated EBITDA, which is used for purposes of calculating financial covenants under the Fifth Amended Credit Agreement, for the $9.4 million charge incurred as a result of the settlement of our dispute with BCBSMN. As of March 31, 2014, availability under the revolving credit facility totaled $35.1 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels at March 31, 2014 of (1) a maximum total funded debt to EBITDA of 4.75 and (2) a minimum total fixed charge coverage of 1.50.  As of March 31, 2014, our total funded debt to EBITDA ratio was 4.20, and our total fixed charge coverage ratio was 1.83, each as defined in the Fifth Amended Credit Agreement. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of March 31, 2014.

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

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 6 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at March 31, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

Cash Convertible Senior Notes

On July 16, 2013, we issued $150.0 million aggregate principal amount of the Cash Convertible Notes due 2018, which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. The Cash Convertible Notes are convertible into cash based on the conversion rate set forth below and are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes.

In connection with the issuance of the Cash Convertible Notes, we entered into the Cash Convertible Notes Hedges, which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The Cash Convertible Notes Hedges, which are recorded and carried at fair value as a derivative asset, are intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. We also entered into separate privately negotiated Warrants initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants could have a dilutive effect to the extent that the market price per share of our common stock (as measured under the terms of the warrant transactions) exceeds the applicable strike price of the Warrants. The initial strike price of the Warrants is approximately $25.95 per share, which effectively increases the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, when the above situation is not available at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013.  We adopted this standard for the interim period beginning January 1, 2014.  The adoption of this standard did not have a material impact on our consolidated results of operations, financial position, cash flows, or notes to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the Base Rate, as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with interest rates ranging from 0.690% to 1.480% plus a spread.

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.1 million for the three months ended March 31, 2014.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2014.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2014. Based on that evaluation, management identified a material weakness in our internal control over financial reporting as of March 31, 2014 related to the revenue recognition process, specifically related to the application of the revenue recognition accounting guidance to new or amended non-standard contracts. As a result of this material weakness, an error was identified in recognizing revenue on an amended non-standard contract. This error was corrected prior to the Company reporting its earnings for the quarter ended March 31, 2014 on April 24, 2014. Solely as a result of this material weakness, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

To remediate the material weakness in our internal control over financial reporting described above, we have developed and adopted new policies and are implementing the related procedures associated with reviewing the accounting treatment for new or amended non-standard contracts. Specifically, the remediation will include a standard process for preparing contemporaneous documentation of accounting conclusions reached upon our assessments of the pattern for revenue recognition in non-standard customer contracts, additional annual training for appropriate personnel on the accounting treatment of these arrangements, and further centralization of contracting activity.

Changes in Internal Control over Financial Reporting

Except as specifically discussed above in this Item 4, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Contract Disputes

On January 25, 2010, Blue Cross Blue Shield of Minnesota issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against BCBSMN. On April 15, 2014, we entered into an agreement with BCBSMN to resolve this dispute.  Under the terms of the agreement, we agreed to pay BCBSMN in two separate installments: $4 million by the end of April 2014 and $5.5 million in January 2015. BCBSMN has an option to receive discounts on our well-being improvement services in lieu of the January 2015 payment.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption "Part I — Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Healthways, Inc.
(Registrant)

Date	May 9, 2014	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)