Form 10-Q
period 2014-06-30
HEALTHWAYS, INC
filed 2014-08-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 5, 2014, there were outstanding 35,345,174 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$2,427	$2,584
Accounts receivable, net	108,715	89,484
Prepaid expenses	9,873	9,228
Other current assets	7,694	6,857
Income taxes receivable	5,465	1,402
Deferred tax asset	8,562	9,667
Total current assets	142,736	119,222

Property and equipment:
Leasehold improvements	38,143	37,463
Computer equipment and related software	305,482	290,392
Furniture and office equipment	23,230	22,881
Capital projects in process	35,618	25,228
	402,473	375,964
Less accumulated depreciation	(238,949)	(217,766)
	163,524	158,198

Other assets	63,886	53,629
Intangible assets, net	74,029	79,162
Goodwill, net	338,800	338,800

Total assets	$782,975	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2014	December 31, 2013
Current liabilities:
Accounts payable	$42,206	$33,125
Accrued salaries and benefits	17,325	20,157
Accrued liabilities	47,767	32,065
Deferred revenue	11,888	4,496
Contract billings in excess of earned revenue	18,612	17,411
Current portion of long-term debt	18,533	14,340
Current portion of long-term liabilities	784	2,822
Total current liabilities	157,115	124,416

Long-term debt	234,224	237,582
Long-term deferred tax liability	28,971	33,320
Other long-term liabilities	64,775	51,003

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 35,334,275 and 35,107,303 shares outstanding, respectively	35	35
Additional paid-in capital	288,146	283,244
Retained earnings	37,887	48,000
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive income (loss)	4	(407)
Total stockholders' equity	297,890	302,690

Total liabilities and stockholders' equity	$782,975	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$180,613	$162,270	$357,391	$327,435
Cost of services (exclusive of depreciation and amortization of $9,604, $8,886, $18,976, and $17,712, respectively, included below)	146,476	133,468	294,624	274,726
Selling, general and administrative expenses	16,899	14,279	33,331	27,377
Depreciation and amortization	13,536	13,015	26,872	26,548
Legal settlement charges	—	—	9,363	—

Operating income (loss)	3,702	1,508	(6,799)	(1,216)
Interest expense	4,516	3,158	8,899	6,479

Loss before income taxes	(814)	(1,650)	(15,698)	(7,695)
Income tax benefit	(297)	(549)	(5,585)	(2,644)

Net loss	$(517)	$(1,101)	$(10,113)	$(5,051)

Loss per share:
Basic	$(0.01)	$(0.03)	$(0.29)	$(0.15)

Diluted (1)	$(0.01)	$(0.03)	$(0.29)	$(0.15)

Comprehensive loss	$(449)	$(1,136)	$(9,702)	$(4,888)

Weighted average common shares and equivalents:
Basic	35,285	34,188	35,219	34,089
Diluted (1)	35,285	34,188	35,219	34,089

(1)	The assumed exercise of stock-based compensation awards for the three and six months ended June 30, 2014 and 2013 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2013	$—	$35	$283,244	$48,000	$(28,182)	$(407)	$302,690

Comprehensive income (loss)	—	—	—	(10,113)	—	411	(9,702)

Exercise of stock options	—	—	1,265	—	—	—	1,265

Tax effect of stock options and restricted stock units	—	—	(570)	—	—	—	(570)

Share-based employee compensation expense	—	—	3,558	—	—	—	3,558

Issuance of CareFirst warrants	—	—	649	—	—	—	649

Balance, June 30, 2014	$—	$35	$288,146	$37,887	$(28,182)	$4	$297,890

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,113)	$(5,051)
Adjustments to reconcile net loss to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	26,872	26,548
Amortization of deferred loan costs	925	483
Amortization of debt discount	3,303	—
Share-based employee compensation expense	3,558	3,458
Deferred income taxes	(3,332)	500
Excess tax benefits from share-based payment arrangements	(310)	(231)
(Increase) decrease in accounts receivable, net	(19,373)	26,613
Increase in other current assets	(940)	(3,917)
Decrease in accounts payable	(3,251)	(1,611)
Decrease in accrued salaries and benefits	(3,489)	(8,090)
Increase in other current liabilities	17,913	293
Other	7,548	(96)
Net cash flows provided by operating activities	19,311	38,899

Cash flows from investing activities:
Acquisition of property and equipment	(20,976)	(19,579)
Business acquisitions, net of cash acquired	—	(830)
Other	(3,829)	(3,843)
Net cash flows used in investing activities	(24,805)	(24,252)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	224,900	228,625
Payments of long-term debt	(233,554)	(254,252)
Deferred loan costs	(88)	(1,180)
Excess tax benefits from share-based payment arrangements	310	231
Exercise of stock options	1,265	2,164
Change in outstanding checks and other	12,114	11,366
Net cash flows provided by (used in) financing activities	4,947	(13,046)

Effect of exchange rate changes on cash	390	(1,109)

Net (decrease) increase in cash and cash equivalents	(157)	492

Cash and cash equivalents, beginning of period	2,584	1,759

Cash and cash equivalents, end of period	$2,427	$2,251

Noncash Activities:
Assets acquired through capital lease obligation	$5,479	$—

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

In May 2014, the FASB issued guidance codified in FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

(3)	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have four types of share-based awards outstanding under these plans: stock options, restricted stock units, restricted stock, and performance share units (beginning in June 2014). Performance share units have a multi-year performance period and vest four years from the grant date. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

For the three and six months ended June 30, 2014, we recognized share-based compensation costs of $1.9 million and $3.6 million, respectively.  For the three and six months ended June 30, 2013, we recognized share-based compensation costs of $1.9 million and $3.5 million, respectively.

A summary of our stock options as of June 30, 2014 and changes during the six months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Value ($000s)
Stock Options
Outstanding at January 1, 2014	4,325	$15.09
Granted	98	16.60
Exercised	(106)	12.39
Forfeited	(59)	13.00
Expired	(28)	33.49
Outstanding at June 30, 2014	4,230	15.09	6.04	$20,135
Exercisable at June 30, 2014	2,441	$17.72	4.62	$9,335

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2014 was $9.10 and $9.05, respectively.

The following table shows a summary of our restricted stock, restricted stock units and performance share units ("nonvested shares") as of June 30, 2014, as well as activity during the six months then ended:

	Restricted Stock and Restricted Stock Units		Performance Share Units
Nonvested Shares	Shares (000s)	Weighted- Average Grant Date Fair Value	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	841	$10.44	—	$—
Granted	264	16.71	303	14.74
Vested	(160)	10.92	—	—
Forfeited	(21)	11.16	—	—
Nonvested at June 30, 2014	924	$12.14	303	$14.74

(4)	Income Taxes

For the three months ended June 30, 2014, we had an effective tax benefit rate of 36.5% compared to 33.3% for the three months ended June 30, 2013. The increase in the effective rate of benefit was primarily due to the smaller base of pretax loss for the 2014 period in relation to certain items for which we currently are not able to recognize a tax benefit.

Our effective tax benefit rate remained relatively consistent at 35.6% for the six months ended June 30, 2014 compared to approximately 34.4% for the six months ended June 30, 2013.

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

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging," and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount will be amortized over the term of the Cash Convertible Notes using the effective interest method. For the six months ended June 30, 2014, we recorded $3.3 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 6 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of June 30, 2014.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. The CareFirst Warrants issued prior to June 30, 2014 totaling 73,761 have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $105.0 million of which remained outstanding at June 30, 2014, and an uncommitted incremental accordion facility of $200.0 million.

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

On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes, Cash Convertible Notes Hedges and Warrants described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013.

On April 15, 2014, in connection with the agreement to resolve our former contractual dispute with Blue Cross Blue Shield of Minnesota ("BCBSMN") as discussed in Note 8, we entered into an additional amendment to the Fifth Amended Credit Agreement that provides for an add-back to our consolidated EBITDA, which is used for purposes of calculating financial covenants under the Fifth Amended Credit Agreement, for the $9.4 million charge incurred as a result of the settlement of our dispute with BCBSMN. As of June 30, 2014, availability under the revolving credit facility totaled $41.3 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of June 30, 2014, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at June 30, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2014, we expect to reclassify $0.4 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and six months ended June 30, 2014 and 2013:

(In $000s)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Loss (gain) related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$216	$(754)	$281	$(696)
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$130	$551	$256	$1,180

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and six months ended June 30, 2014 and 2013, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/ or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact in the aggregate on our consolidated statements of comprehensive income (loss) during the three and six months ended June 30, 2014 and 2013.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain	$1,849	$9,580	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized loss	$(1,849)	$(9,580)	Selling, general and administrative expenses

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At June 30, 2014, we had forward contracts with notional amounts of $20.9 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at June 30, 2014 and December 31, 2013, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	June 30, 2014			December 31, 2013
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$56	$—	$—	$178	$—	$—
Other assets	—	—	37,346	—	—	27,766
Total assets	$56	$—	$37,346	$178	$—	$27,766
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$227	$—	$—	$67	$—	$—
Other long-term liabilities	—	—	37,346	—	—	27,766
Derivatives designated as hedging instruments:
Accrued liabilities	—	—	—	—	—	—
Other long-term liabilities	—	583	—	—	505	—
Total liabilities	$227	$583	$37,346	$67	$505	$27,766

See also Note 7.

(7)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

(In $000s) June 30, 2014	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$56	$—	$56	$(9)	$47
Cash Convertible Notes Hedges	—	37,346	37,346	—	37,346
Liabilities:
Foreign currency exchange contracts	$227	$—	$227	$(9)	$218
Interest rate swap agreements	583	—	583	—	583
Cash Conversion Derivative	—	37,346	37,346	—	37,346

(In $000s) December 31, 2013	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$178	$—	$178	$(57)	$121
Cash Convertible Notes Hedges	—	27,766	27,766	—	27,766
Liabilities:
Foreign currency exchange contracts	$67	$—	$67	$(57)	$10
Interest rate swap agreements	505	—	505	—	505
Cash Conversion Derivative	—	27,766	27,766	—	27,766

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2013	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at June 30, 2014
Cash Convertible Notes Hedges	$27,766	$—	$—	$9,580	$37,346
Cash Conversion Derivative	(27,766)	—	—	(9,580)	(37,346)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss) as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2014 was as follows:

•	Cash and cash equivalents – The carrying amount of $2.4 million approximates fair value because of the short maturity of those instruments (less than three months).

•	Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at June 30, 2014 are $106.1 million and $106.6 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at June 30, 2014 was $164.2 million, which is based on the last quoted price of the Cash Convertible Notes on June 30, 2014, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at June 30, 2014 was $119.7 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At June 30, 2014, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value because there were no factors present that would result in a change in the fair value since its issuance on October 1, 2013.

(8)	Commitments and Contingencies

Contract Disputes

On January 25, 2010, BCBSMN issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against BCBSMN. On April 15, 2014, we entered into an agreement with BCBSMN to resolve this dispute.  Under the terms of the agreement, we agreed to pay BCBSMN in two separate installments: $4 million which was paid in April 2014 and $5.5 million to be paid in January 2015. BCBSMN has an option to receive discounts on our well-being improvement services in lieu of the January 2015 payment.

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

Contractual Commitments

We entered into a 25-year strategic relationship agreement with Gallup in January 2008 and a global joint venture agreement with Gallup in October 2012 that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $38.3 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $135.4 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $280.6 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

(In 000s, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Numerator:
Net loss - numerator for basic loss per share	$(517)	$(1,101)	$(10,113)	$(5,051)

Denominator:
Shares used for basic loss per share	35,285	34,188	35,219	34,089
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	—	—	—
Restricted stock units (1)	—	—	—	—
Shares used for diluted loss per share (1)	35,285	34,188	35,219	34,089

Loss per share:
Basic	$(0.01)	$(0.03)	$(0.29)	$(0.15)
Diluted (1)	$(0.01)	$(0.03)	$(0.29)	$(0.15)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	2,237	3,848	2,164	3,892
Restricted stock units	300	339	298	423
Performance stock units	1	—	7	—
Warrants related to Cash Convertible Notes	7,707	—	7,707	—
CareFirst Convertible Note	892	—	892	—
CareFirst Warrants	36	—	34	—

(1) The assumed exercise of stock-based compensation awards for the three and six months ended June 30, 2014 and 2013 was not considered because the impact would be anti-dilutive.

(10)	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2014 and 2013:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive income (loss) before reclassifications, net of tax	(150)	407	257
Amounts reclassified from accumulated OCI, net of tax	154	—	154
Net increase in other comprehensive income (loss), net of tax	4	407	411
Accumulated OCI, net of tax, as of June 30, 2014	$(509)	$513	$4

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive income (loss) before reclassifications, net of tax	421	(971)	(550)
Amounts reclassified from accumulated OCI, net of tax	713	—	713
Net increase (decrease) in other comprehensive income (loss), net of tax	1,134	(971)	163
Accumulated OCI, net of tax, as of June 30, 2013	$(656)	$(110)	$(766)

The following table provides details about reclassifications out of accumulated OCI for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Statement of Comprehensive
(In $000s)	2014	2013	Loss Classification
Interest rate swaps	$256	$1,180	Interest expense
	(102)	(467)	Income tax benefit
	$154	$713	Net of tax

See Note 6 for further discussion of our interest rate swaps.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our programs provide highly specific and personalized interventions for each individual in a population, irrespective of health status, age or paying sponsor.  These programs improve the well-being status of member populations and reduce the short- and long-term health-related costs for participants, including associated costs from the loss of employee productivity.  As described further below, our programs are designed to change behaviors to improve well-being across an entire population over time in order to (1) keep healthy people healthy, (2) eliminate or reduce lifestyle risks and (3) optimize care for persistent or chronic conditions.

Our population health platform using our proprietary analytics and predictive models enables us to stratify the population, develop individualized well-being plans and actions, and deliver solutions to improve individual and organizational well-being. Through this data-driven process we identify the needs of each individual in a population and determine the right level of support. This allows us to deploy successful strategies efficiently to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. Our services are delivered using a range of methods including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.

First, our programs are designed to keep healthy people healthy by:

•	fostering wellness and disease prevention through total population screening and well-being assessments;
•	engaging people in our well-being improvement programs, such as fitness, weight management, stress management, and financial and lifestyle management; and
•	providing access to our fitness, chiropractic, and complementary and alternative medicine networks.

Our wellness and prevention programs focus on education, physical fitness, nutrition, health coaching, and tools that support behavior change.  Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking opportunity. Our web-based tools and our educational capabilities include the Well-Being Connect® portal and the Dave Ramsey Core™ Financial Wellness program, and we also utilize mobile applications such as wellbeingGO®, Well-Being Tracker™, Daily Challenge®, and Walkadoo™.
Second, our programs are designed to eliminate or reduce lifestyle risks by:
•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing personal interactions with highly trained healthcare professionals and educational materials to create and sustain healthier behaviors for those individuals at risk or in the early stages of chronic conditions.

Our programs for reducing or eliminating lifestyle risks are designed to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors through the Healthways SilverSneakers® fitness solution, overcoming nicotine addiction through the QuitNet® on-line smoking cessation community, or generating sustainable weight loss through our Innergy® solution.

Third, our programs are designed to help people optimize care for persistent or chronic conditions by:

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

Specific examples of interventions aimed at optimizing care include our Care Transitions hospital readmissions avoidance program, the Dr. Dean Ornish Program for Reversing Heart Disease™, and our disease management programs.

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

•
the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions of our information systems or those of third-party vendors or other service providers, which may result in unauthorized access by third parties to customer, employee or our information or patient health information and lead to enforcement actions, fines and other litigation against us;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic;
•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in this Report, including those set forth in Part II, Item 1A. "Risk Factors."

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 2% of revenues recorded during the six months ended June 30, 2014 were performance-based and 1% of revenues were subject to final reconciliation as of June 30, 2014.

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

We have recently completed a strategic transformation from a business that solely provided disease management services almost exclusively to health plans to a business that now provides a much broader array of population health and well-being services to a broader set of end customer markets - a process that has been underway for approximately seven years. While our transformation-related infrastructure and technology investments are complete, we continue to invest in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP Enterprise Services, LLC, and are continually refining our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual's readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination thereof to motivate and sustain healthy behaviors.

Business Strategy

The World Health Organization defines health as "…not only the absence of infirmity and disease, but also a state of physical, mental, and social well-being."

Our business strategy reflects our fundamental belief that people with higher well-being result in reduced overall health-related costs, improved workforce engagement and improved productivity, which yields better performance for individuals, families, health plans, governments, employers, integrated healthcare systems, and communities. We believe well-being consists of five essential elements: physical, financial, social, community, and purpose. Our solutions are designed to improve well-being across the five elements by helping to (1) keep healthy people healthy, (2) eliminate or reduce lifestyle risks and (3) optimize care for persistent or chronic conditions.

 We believe it is critical to impact an entire population's well-being and underlying health status in a long-term, cost-effective way.  Through our exclusive, 25-year relationship with Gallup that began in 2008, we have created a definitive measure and empiric database of changes in the well-being of the U.S. population based on over two million completed surveys to date, known as the Gallup-Healthways Well-Being Index® ("WBI"), that supports our understanding of the causes and effects of well-being for a population.  In 2012, we created a global joint venture with Gallup that has developed the next generation of Gallup-Healthways individual well-being assessment tools, known as the Gallup-Healthways Well-Being 5, to provide employers, health providers, insurers and other interested parties with a validated capability to assess, measure and report on changes in the well-being of their employees, patients, members and customers.

To enhance well-being within their respective populations, our current and prospective customers, who typically bear risk for the higher cost and lower productivity associated with lower well-being, require solutions that focus on the underlying drivers of healthcare demand; address worsening health status; reverse or slow unsustainable cost trends; foster healthy behaviors; mitigate health risk factors; and manage chronic conditions.  Our strategy is to deliver programs that engage individuals and help them enhance their well-being and underlying health status regardless of their starting point.  Published, peer-reviewed studies prove that we can achieve well-being improvements in a population that generate significant cost savings and increases in productivity by providing effective programs that support the individual throughout his or her well-being journey.

As previously mentioned, we have completed a strategic transformation from a business that solely provided disease management services to a business that now provides a much broader array of population health and well-being services—a process that has been underway for approximately seven years. Our strategy includes the ongoing refinement of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for individualized, integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer's population are eligible to receive our services.  Our strategy also includes the ongoing enhancement and deployment of our proprietary technology platform known as Embrace®.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination thereof to motivate and sustain healthy behaviors.

Today we have a number of customer markets for our well-being improvement solutions, including health plans, self-insured employers, integrated health systems / hospitals /physician groups, and international entities.

Health Plans

A number of contracts signed since 2011 have expanded both the level of integration and breadth of services provided to major regional commercial health plans, in some cases as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include a full range of care management functions, as well as a variety of health promotion, prevention and quality improvement solutions. Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support our customers' initiatives to improve the well-being of their populations; our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through Internet and personal device delivery methods; and our exclusive partnership with Dr. Ornish that is creating access to the Dr. Dean Ornish Program for Reversing Heart Disease for a growing number of health plans and health systems.

We also provide a variety of services to most of the major Medicare Advantage health plans. We expect this market to grow due to the continuing trend of enrollment growth in Medicare Advantage as the size of the Medicare-eligible population increases. Our Silver Sneakers program is the largest single program within our current services. In addition, some of our Medicare Advantage health plan customers are adding additional services including web-based and mobile applications for personal support and social networking as more of the senior population becomes interested in these modalities of interaction.

Self-Insured Employers

Self-insured employers, including state and municipal government entities as employers, continue to demand services that focus across the entire population of employees and their dependent family members. Our well-being improvement solution, in addition to improving individuals' health and reducing direct healthcare costs, targets a much larger improvement in employer performance and profitability by reducing the impact of productivity lost for health-related reasons.  With the success of our work aimed at total population management, we expect to enhance our competitive advantage in responding to employers' needs for a healthier, higher-performing, and less costly workforce.

Integrated Health Systems / Hospitals / Physician Groups

Significant changes in healthcare payment structures from fee for service to outcomes–based payments have expanded our opportunities to provide services to integrated healthcare systems, hospitals, and physicians. In 2011, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services, enabling its healthcare system clients to become future-ready clinical enterprises within healthcare's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals, and physician enterprises with both consultative strategic planning services and a range of capabilities that enable and support the delivery of Physician-Directed Population Health solutions. We expect to continue to grow the number and size of our health systems relationships through the ongoing deployment of services including, for example, consulting, the American Hospital Association-endorsed acute to post-acute Care Transitions SolutionTM and the Dr. Dean Ornish Program for Reversing Heart Disease, in addition to the aggregation of risk lives within health systems for our total population management services.

International Entities

Our international strategy is to pursue opportunities in countries with a relatively developed healthcare infrastructure, including the existence of one or more payors with a large volume of at risk lives. This approach allows us to partner either directly with government payors or with the private insurers and service providers that operate in those countries.

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

Our performance-based contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements. Approximately 2% of revenues recorded during the six months ended June 30, 2014 were performance-based and 1% of revenues were subject to final reconciliation as of June 30, 2014.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2014, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $24.0 million, all of which were based on actual data. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the six months ended June 30, 2014, we recognized a net increase in revenue of $2.7 million related to services provided prior to 2014.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	81.1%	82.3%	82.4%	83.9%
Selling, general and administrative expenses	9.4%	8.8%	9.3%	8.4%
Depreciation and amortization	7.5%	8.0%	7.5%	8.1%
Legal settlement charges	—	—	2.6%	—
Operating income (loss) (1)	2.0%	0.9%	(1.9)%	(0.4)%

Interest expense	2.5%	1.9%	2.5%	2.0%

Loss before income taxes	(0.5)%	(1.0)%	(4.4)%	(2.4)%
Income tax benefit	(0.2)%	(0.3)%	(1.6)%	(0.8)%

Net loss (1)	(0.3)%	(0.7)%	(2.8)%	(1.5)%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $18.3 million, or 11.3%, and $30.0 million, or 9.1%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to the following:

•	the commencement of contracts with new customers and growth with existing customers; and
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.

These increases were somewhat offset by terminations with certain customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues decreased to 81.1% and 82.4%, respectively, for the three and six months ended June 30, 2014, compared to 82.3% and 83.9%, respectively, for the three and six months ended June 30, 2013, primarily due to the following:

•	economies of scale resulting from certain types of costs that remain relatively fixed or do not increase at the same rate as revenues; and
•	a decrease in employees' healthcare benefit costs related to a decrease in cost of claims.

These decreases were partially offset by a lower level of recoupment of fees related to certain supplier agreements for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 9.4% for the three months ended June 30, 2014 compared to 8.8% for the three months ended June 30, 2013 primarily due to expenses incurred in 2014 in connection with proxy contest defense costs.

Selling, general and administrative expenses as a percentage of revenues increased to 9.3% for the six months ended June 30, 2014 compared to 8.4% for the six months ended June 30, 2013 primarily due to expenses incurred in 2014 in connection with proxy contest defense costs in addition to an insurance reimbursement received during the six months ended June 30, 2013 for certain previously incurred legal expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million and $0.3 million, or 4.0% and 1.2%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to increased depreciation expense related to our Embrace platform, partially offset by decreased amortization expense due to certain intangible assets becoming fully amortized during 2013.

Legal Settlement Charges

On April 17, 2014, we entered into an agreement with BCBSMN to resolve a contractual dispute. As a result of this settlement, we incurred charges of approximately $9.4 million during the six months ended June 30, 2014.

Interest Expense

Interest expense increased $1.4 million and $2.4 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily due to amortization of the debt discount related to the Cash Convertible Notes.

Income Tax Expense

For the three months ended June 30, 2014, we had an effective tax benefit rate of 36.5% compared to 33.3% for the three months ended June 30, 2013. The increase in the effective rate of benefit was primarily due to the smaller base of pretax loss for the 2014 period in relation to certain items for which we currently are not able to recognize a tax benefit.

Our effective tax benefit rate remained relatively consistent at 35.6% for the six months ended June 30, 2014 compared to approximately 34.4% for the six months ended June 30, 2013.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2014 provided cash of $19.3 million compared to $38.9 million for the six months ended June 30, 2013, primarily due to the following:

•	an increase in days sales outstanding in accounts receivable from 46 days at June 30, 2013 to 55 days at June 30, 2014; and
•	the timing of several significant vendor payments.

Investing activities during the six months ended June 30, 2014 used $24.8 million in cash which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the six months ended June 30, 2014 provided $4.9 million in cash primarily due to proceeds from the revolving credit facility  partially offset by net payments under the Fifth Amended Credit Agreement.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $105.0 million of which remained outstanding at June 30, 2014, and an uncommitted incremental accordion facility of $200.0 million.

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

On April 15, 2014, in connection with the agreement to resolve our former contractual dispute with BCBSMN, we entered into an additional amendment to the Fifth Amended Credit Agreement that provides for an add-back to our consolidated EBITDA, which is used for purposes of calculating financial covenants under the Fifth Amended Credit Agreement, for the $9.4 million charge incurred as a result of the settlement of our dispute with BCBSMN. As of June 30, 2014, availability under the revolving credit facility totaled $41.3 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels at June 30, 2014 of (1) a maximum total funded debt to EBITDA of 4.50 and (2) a minimum total fixed charge coverage of 1.50.  As of June 30, 2014, our total funded debt to EBITDA ratio was 3.89, and our total fixed charge coverage ratio was 2.04, each as defined in the Fifth Amended Credit Agreement. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of June 30, 2014.

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

In order to reduce our exposure to interest rate fluctuations on our floating rate debt commitments, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 6 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at June 30, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

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

CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement with CareFirst, which is in addition to the Commercial Agreements. Pursuant to the Investment Agreement, we issued the CareFirst Convertible Note in the aggregate original principal amount of $20 million to CareFirst for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019. The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all indebtedness of the Company under the Fifth Amended Credit Agreement, and (b) any other senior debt of the Company, which currently includes only the Cash Convertible Notes.

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

CareFirst has an opportunity to earn CareFirst Warrants based on achievement of the Revenue Thresholds for Quarterly Revenue. If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of CareFirst Warrant Shares determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. The CareFirst Warrants issued prior to June 30, 2014 totaling 73,761 have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

In May 2014, the FASB issued guidance codified in FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.1 million for the six months ended June 30, 2014.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2014.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as a result of the material weakness that existed in the Company's internal control over financial reporting as previously described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

The remediation of the material weakness mentioned above is ongoing. We have implemented a standard process for preparing contemporaneous documentation of accounting conclusions reached for revenue recognition in non-standard customer contracts. Further remediation will include additional annual training for appropriate personnel on the accounting treatment for these arrangements and further centralization of contracting activity. The Company believes that its efforts, when fully implemented, will be effective in remediating such material weakness by the end of fiscal 2014. In addition, the Company will continue to monitor the results of the remediation activities and test the new controls as part of its review of its internal control over financial reporting for fiscal 2014.

Changes in Internal Control over Financial Reporting

Except for the remediation taken to date with respect to the material  weakness described above in this Item 4, there were no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

Contract Disputes

On January 25, 2010, BCBSMN issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against BCBSMN. On April 15, 2014, we entered into an agreement with BCBSMN to resolve this dispute.  Under the terms of the agreement, we agreed to pay BCBSMN in two separate installments: $4 million which was paid in April 2014 and $5.5 million to be paid in January 2015. BCBSMN has an option to receive discounts on our well-being improvement services in lieu of the January 2015 payment.

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

Pursuant to the Investment Agreement with CareFirst (as described under "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – CareFirst Convertible Note"), CareFirst has an opportunity to earn warrants based on achievement of Revenue Thresholds for Quarterly Revenue.  On April 8, 2014 and June 16, 2014, we issued to CareFirst warrants to purchase 42,329 shares and 31,432 shares, respectively, of our common stock at an exercise price of $15.24 and $18.64 per share, respectively, in accordance with the terms of the Investment Agreement. The issuance of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company's fiscal quarter ended February 29, 2004, File No. 000-19364]

3.2	Amendment to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 15, 2007, File No. 000-19364]

3.3	Amendment No. 2 to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 3, 2008, File No. 000-19364]

3.4	Amendment No. 3 to Amended and Restated Bylaws

10.1	Fourth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated April 14, 2014 between the Company and SunTrust Bank as Administrative Agent

10.2
Nomination and Standstill Agreement dated June 2, 2014 among the Company, North Tide Capital Master, LP, North Tide Capital, LLC and Conan J. Laughlin [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 3, 2014, File No. 000-19364]

10.3	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.4	Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan

10.5	Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan

10.6	Form of Performance Share Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan

10.7	Form of Performance Cash Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan

10.8	Form of Non-Qualified Stock Option Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan

10.9	Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	August 8, 2014	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)