Form 10-Q
period 2014-09-30
HEALTHWAYS, INC
filed 2014-11-07
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 3, 2014, there were outstanding 35,389,651 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$1,708	$2,584
Accounts receivable, net	114,223	89,484
Prepaid expenses	10,138	9,228
Other current assets	6,599	6,857
Income taxes receivable	1,704	1,402
Deferred tax asset	7,631	9,667
Total current assets	142,003	119,222

Property and equipment:
Leasehold improvements	38,957	37,463
Computer equipment and related software	311,157	290,392
Furniture and office equipment	23,558	22,881
Capital projects in process	38,914	25,228
	412,586	375,964
Less accumulated depreciation	(248,576)	(217,766)
	164,010	158,198

Other assets	61,162	53,629
Intangible assets, net	71,466	79,162
Goodwill, net	338,800	338,800

Total assets	$777,441	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2014	December 31, 2013
Current liabilities:
Accounts payable	$36,729	$33,125
Accrued salaries and benefits	17,376	20,157
Accrued liabilities	51,701	32,065
Deferred revenue	8,880	4,496
Contract billings in excess of earned revenue	17,463	17,411
Current portion of long-term debt	19,724	14,340
Current portion of long-term liabilities	1,812	2,822
Total current liabilities	153,685	124,416

Long-term debt	237,370	237,582
Long-term deferred tax liability	27,306	33,320
Other long-term liabilities	59,771	51,003

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 35,360,327 and 35,107,303 shares outstanding, respectively	35	35
Additional paid-in capital	288,716	283,244
Retained earnings	39,861	48,000
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(1,121)	(407)
Total stockholders' equity	299,309	302,690

Total liabilities and stockholders' equity	$777,441	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$185,656	$166,615	$543,047	$494,049
Cost of services (exclusive of depreciation and amortization of $9,392, $9,115, $28,368, and $26,826, respectively, included below)	148,950	131,109	443,574	405,835
Selling, general and administrative expenses	15,756	16,440	49,086	43,816
Depreciation and amortization	13,378	12,952	40,250	39,499
Legal settlement charges	—	—	9,363	—

Operating income	7,572	6,114	774	4,899
Interest expense	4,574	5,006	13,472	11,486

Income (loss) before income taxes	2,998	1,108	(12,698)	(6,587)
Income tax expense (benefit)	1,025	(691)	(4,559)	(3,336)

Net income (loss)	$1,973	$1,799	$(8,139)	$(3,251)

Earnings (loss) per share:
Basic	$0.06	$0.05	$(0.23)	$(0.09)

Diluted (1)	$0.05	$0.05	$(0.23)	$(0.09)

Comprehensive income (loss)	$849	$2,444	$(8,853)	$(2,444)

Weighted average common shares and equivalents:
Basic	35,351	34,682	35,263	34,288
Diluted (1)	36,477	35,834	35,263	34,288

(1)	The assumed exercise of stock-based awards for the nine months ended September 30, 2014 and 2013 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2013	$—	$35	$283,244	$48,000	$(28,182)	$(407)	$302,690

Comprehensive loss	—	—	—	(8,139)	—	(714)	(8,853)

Exercise of stock options	—	—	1,498	—	—	—	1,498

Tax effect of stock options and restricted stock units	—	—	(2,915)	—	—	—	(2,915)

Share-based employee compensation expense	—	—	5,867	—	—	—	5,867

Issuance of CareFirst warrants	—	—	1,022	—	—	—	1,022

Balance, September 30, 2014	$—	$35	$288,716	$39,861	$(28,182)	$(1,121)	$299,309

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,139)	$(3,251)
Adjustments to reconcile net loss to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	40,250	39,499
Amortization of deferred loan costs	1,390	1,096
Amortization of debt discount	5,018	1,497
Share-based employee compensation expense	5,867	5,207
Deferred income taxes	(6,464)	45
Excess tax benefits from share-based payment arrangements	(340)	(572)
(Increase) decrease in accounts receivable, net	(25,482)	23,185
Decrease in other current assets	1,867	138
Decrease in accounts payable	(7,591)	(4,363)
Decrease in accrued salaries and benefits	(3,404)	(9,777)
Increase (decrease) in other current liabilities	20,561	(398)
Other	8,786	(941)
Net cash flows provided by operating activities	32,319	51,365

Cash flows from investing activities:
Acquisition of property and equipment	(31,927)	(32,833)
Business acquisitions, net of cash acquired	—	(830)
Other	(6,318)	(5,754)
Net cash flows used in investing activities	(38,245)	(39,417)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	350,750	314,800
Payments of long-term debt	(357,962)	(461,380)
Deferred loan costs	(88)	(5,210)
Excess tax benefits from share-based payment arrangements	340	572
Exercise of stock options	1,498	12,562
Proceeds from cash convertible senior notes	—	150,000
Proceeds from sale of warrants	—	15,150
Payments for convertible note hedge transaction	—	(36,750)
Change in cash overdraft and other	11,221	104
Net cash flows provided by (used in) financing activities	5,759	(10,152)

Effect of exchange rate changes on cash	(709)	(740)

Net (decrease) increase in cash and cash equivalents	(876)	1,056

Cash and cash equivalents, beginning of period	2,584	1,759

Cash and cash equivalents, end of period	$1,708	$2,815

Noncash Activities:
Assets acquired through capital lease obligation	$6,620	$—

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").  In our opinion, the accompanying consolidated financial statements of Healthways, Inc. and its wholly-owned subsidiaries (collectively, "Healthways," the "Company," or such terms as "we," "us," or "our") reflect all adjustments consisting of normal, recurring accruals necessary for a fair statement.

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

For the three and nine months ended September 30, 2014, we recognized share-based compensation costs of $2.3 million and $5.9 million, respectively.  For the three and nine months ended September 30, 2013, we recognized share-based compensation costs of $1.7 million and $5.2 million, respectively.

A summary of our stock options as of September 30, 2014 and changes during the nine months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Value ($000s)
Options
Outstanding at January 1, 2014	4,325	$15.09
Granted	98	16.60
Exercised	(119)	12.58
Forfeited	(71)	12.83
Expired	(494)	26.80
Outstanding at September 30, 2014	3,739	13.70	6.52	$14,810
Exercisable at September 30, 2014	1,982	$15.67	5.43	$6,672

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014 was $9.05. There were no stock options granted during the three months ended September 30, 2014.

The following table shows a summary of our restricted stock, restricted stock units and performance share units ("nonvested shares") as of September 30, 2014, as well as activity during the nine months then ended:

	Restricted Stock and Restricted Stock Units		Performance Share Units
Nonvested Shares	Shares (000s)	Weighted- Average Grant Date Fair Value	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	841	$10.44	—	$—
Granted	430	16.85	333	14.79
Vested	(173)	11.01	—	—
Forfeited	(35)	11.39	—	—
Nonvested at September 30, 2014	1,063	$12.91	333	$14.79

(4)	Income Taxes

For the three months ended September 30, 2014, the effective tax rate was 34.2%. For the three months ended September 30, 2013, despite having pre-tax income we recorded an income tax benefit of $0.7 million primarily as a result of a $1.1 million reduction to an unrecognized tax benefit due to the expiration of the applicable statute of limitations period for the 2009 tax year. This $1.1 million benefit more than offset the income tax expense for the quarter calculated using our annualized effective tax rate.

For the nine months ended September 30, 2014, the effective tax rate was 35.9% compared to 50.6% for the nine months ended September 30, 2013, which was favorably impacted by the reduction to an unrecognized tax benefit as discussed above.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2011 to present.

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

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount willl be amortized over the term of the Cash Convertible Notes using the effective interest method. For the nine months ended September 30, 2014, we recorded $5.0 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 6 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of September 30, 2014.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. The CareFirst Warrants issued prior to September 30, 2014 totaling 125,520 may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $101.3 million of which remained outstanding at September 30, 2014, and an uncommitted incremental accordion facility of $200.0 million.

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

On April 15, 2014, in connection with the agreement to resolve the contract dispute with Blue Cross Blue Shield of Minnesota ("BCBSMN") as discussed in Note 8, we entered into an additional amendment to the Fifth Amended Credit Agreement that provided for an add-back to our consolidated EBITDA, which is used for purposes of calculating financial covenants under the Fifth Amended Credit Agreement, for the $9.4 million charge incurred as a result of the settlement of the dispute with BCBSMN. As of September 30, 2014, availability under the revolving credit facility totaled $44.8 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels of (1) total funded debt to EBITDA and (2) fixed charge coverage.  As of September 30, 2014, we were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

(6)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to variable rate debt, foreign currencies, and the Cash Convertible Notes. We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $145.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $95.0 million was effective at September 30, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2014, we expect to reclassify $0.3 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2014 and 2013:

(In $000s)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$(118)	$72	$164	$(624)
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$130	$452	$386	$1,632

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and nine months ended September 30, 2014 and 2013, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/ or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the three and nine months ended September 30, 2014 and 2013.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$(3,338)	$6,242	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain (loss)	$3,338	$(6,242)	Selling, general and administrative expenses

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At September 30, 2014, we had forward contracts with notional amounts of $29.6 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at September 30, 2014 and December 31, 2013, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	September 30, 2014			December 31, 2013
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$341	$—	$—	$178	$—	$—
Other assets	—	—	34,008	—	—	27,766
Total assets	$341	$—	$34,008	$178	$—	$27,766
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$163	$—	$—	$67	$—	$—
Other long-term liabilities	—	—	34,008	—	—	27,766
Derivatives designated as hedging instruments:
Accrued liabilities	—	—	—	—	—	—
Other long-term liabilities	—	361	—	—	505	—
Total liabilities	$163	$361	$34,008	$67	$505	$27,766

See also Note 7.

(7)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

(In $000s) September 30, 2014	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$341	$—	$341	$(110)	$231
Cash Convertible Notes Hedges	—	34,008	34,008	—	34,008
Liabilities:
Foreign currency exchange contracts	$163	$—	$163	$(110)	$53
Interest rate swap agreements	361	—	361	—	361
Cash Conversion Derivative	—	34,008	34,008	—	34,008

(In $000s) December 31, 2013	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$178	$—	$178	$(57)	$121
Cash Convertible Notes Hedges	—	27,766	27,766	—	27,766
Liabilities:
Foreign currency exchange contracts	$67	$—	$67	$(57)	$10
Interest rate swap agreements	505	—	505	—	505
Cash Conversion Derivative	—	27,766	27,766	—	27,766

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2013	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at September 30, 2014
Cash Convertible Notes Hedges	$27,766	$—	$—	$6,242	$34,008
Cash Conversion Derivative	(27,766)	—	—	(6,242)	(34,008)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss) as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2014 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.7 million approximates fair value because of the short maturity of those instruments (less than three months).

•	Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at September 30, 2014 are $108.4 million and $108.9 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at September 30, 2014 was $154.5 million, which is based on the last traded price of the Cash Convertible Notes on September 30, 2014, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at September 30, 2014 was $121.4 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At September 30, 2014, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value.

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

We are involved in a contractual dispute with Plastipak Packaging, Inc. ("Plastipak"). On September 10, 2012, Plastipak filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us.  The discovery phase has concluded, and the parties anticipate a trial to be scheduled in January 2015. We deny Plastipak's claims and intend to vigorously defend the action.

Junk Fax Prevention Act Lawsuit

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways WholeHealth Networks, Inc. ("HWHN"), were named in a putative class action law suit filed in the Superior Court for Los Angeles County, California, seeking damages relating to alleged violations of the Junk Fax Prevention Act 2005 in connection with fax communications between HWHN and the members of its network of complementary and alternative care practitioners.  The complaint seeks damages in excess of $5,000,000.  The case was removed to the United States District Court of California, Western Division on October 16, 2014.  We deny the claims and intend to vigorously defend the action.

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

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup and a global joint venture agreement with Gallup in October 2012 that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $36.4 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $129.6 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $267.7 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

(In 000s, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) - numerator for basic earnings (loss) per share	$1,973	$1,799	$(8,139)	$(3,251)

Denominator:
Shares used for basic earnings (loss) per share	35,351	34,682	35,263	34,288
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	770	784	—	—
Restricted stock units (1)	318	368	—	—
Performance stock units (1)	34	—	—	—
CareFirst Warrants (1)	4	—	—	—
Shares used for diluted earnings (loss) per share (1)	36,477	35,834	35,263	34,288

Earnings (loss) per share:
Basic	$0.06	$0.05	$(0.23)	$(0.09)
Diluted (1)	$0.05	$0.05	$(0.23)	$(0.09)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:
Non-qualified stock options	1,131	1,682	2,153	3,343
Restricted stock units	54	—	390	331
Performance stock units	2	—	16	—
Warrants related to Cash Convertible Notes	7,707	—	7,707	—
CareFirst Convertible Note	892	—	892	—
CareFirst Warrants	83	—	86	—

(1) The assumed exercise of stock-based awards for the nine months ended September 30, 2014 and 2013 was not considered because the impact would be anti-dilutive.

(10)	Accumulated OCI

 The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2014 and 2013:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive loss before reclassifications, net of tax	(68)	(879)	(947)
Amounts reclassified from accumulated OCI, net of tax	233	—	233
Net increase (decrease) in other comprehensive income (loss), net of tax	165	(879)	(714)
Accumulated OCI, net of tax, as of September 30, 2014	$(348)	$(773)	$(1,121)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive income (loss) before reclassifications, net of tax	377	(557)	(180)
Amounts reclassified from accumulated OCI, net of tax	987	—	987
Net increase (decrease) in other comprehensive income (loss), net of tax	1,364	(557)	807
Accumulated OCI, net of tax, as of September 30, 2013	$(426)	$304	$(122)

The following table provides details about reclassifications out of accumulated OCI for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Statement of Comprehensive
(In $000s)	2014	2013	Loss Classification
Interest rate swaps	$386	$1,632	Interest expense
	(153)	(645)	Income tax benefit
	$233	$987	Net of tax

See Note 6 for further discussion of our interest rate swaps.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our population health platform using our proprietary analytics and predictive models enables us to stratify the population, develop individualized well-being plans and actions, and deliver solutions to improve individual and organizational well-being. Through this data-driven process, we identify the needs of each individual in a population and determine the right level of support. This allows us to deploy successful strategies efficiently to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. Our services are delivered using a range of methods including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line including social networks; and any combination thereof to motivate and sustain healthy behaviors.

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
Our wellness and prevention programs focus on education, physical fitness, nutrition, health coaching, and tools that support behavior change.  Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking opportunity. Our web-based tools, mobile applications, and educational capabilities include the Well-Being Connect® portal, the Dave Ramsey Core™ Financial Wellness program, wellbeingGO®, Well-Being Tracker™, Daily Challenge®, and Walkadoo™.
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

In North America, our customers include health plans, both commercial and Medicare Advantage, large self-insured employers, including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, hospitals, and physician groups, in all 50 states and the District of Columbia. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia, and France.  All of our interventions were developed with over 30 years of experience based in science and ongoing innovation. Our technology-driven infrastructure is compatible with, and integrated into, our customer and other vendor systems. We operate domestic and international well-being improvement call centers staffed with a wide range of licensed health professionals.  Our fitness center network encompasses approximately 16,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

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

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 4% of revenues recorded during the nine months ended September 30, 2014 were performance-based and 2% of revenues were subject to final reconciliation as of September 30, 2014.

At the end of 2013, we had four individual contracts, each representing more than 2% of fiscal 2013 consolidated revenues, and collectively representing 19.9% of fiscal 2013 consolidated revenues, that were up for renewal during fiscal 2014. All four of these contracts have been renewed.

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

We have recently completed a strategic transformation from a business that solely provided disease management services almost exclusively to health plans to a business that now provides a much broader array of population health services to a broader set of end customer markets - a process that has been underway for approximately seven years. While our transformation-related infrastructure and technology investments are complete, we continue to invest in technology, as evidenced by our long-term applications and technology services outsourcing agreement with HP Enterprise Services, LLC, and are continually refining our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services. The behavior change techniques and predictive modeling incorporated in our technology identify an individual's readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination thereof to motivate and sustain healthy behaviors.

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

As previously mentioned in describing our technology, we have completed a strategic transformation from a business that solely provided disease management services to a business that now provides a much broader array of population health and well-being services—a process that has been underway for approximately seven years. Our strategy includes the ongoing refinement of our value proposition through our total population management capabilities.  We continue to enhance our well-being improvement solutions to extend our reach and effectiveness and to meet increasing demand for individualized, integrated solutions.  The flexibility of our programs allows customers to provide a range of services they deem appropriate for their organizations.  Customers may select from certain single program options up to a total-population approach, in which all members of a customer's population are eligible to receive our services.  Our strategy also includes the ongoing enhancement and deployment of our proprietary technology platform known as Embrace®.  This platform, which is essential to our total population management solution, enables us to integrate data from the healthcare organizations and other entities interacting with an individual.  Embrace provides for the delivery of our integrated solutions and ongoing communications between the individual and his or her medical and health experts, using a range of methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination thereof to motivate and sustain healthy behaviors.

Today we have a number of customer markets for our well-being improvement solutions, including health plans, self-insured employers, integrated health systems/hospitals/physician groups, and international entities.
Health Plans
A number of contracts signed since 2011 have expanded both the level of integration and breadth of services provided to major regional commercial health plans, in some cases as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include a full range of care management functions, as well as a variety of health promotion, prevention and quality improvement solutions. Examples include our collaboration with Blue Zones, LLC in delivering a scaled well-being improvement solution to support our customers' initiatives to improve the well-being of their populations; our wholly-owned subsidiary MeYou Health, LLC in bringing to market well-being improvement tools in the social media space through Internet and personal device delivery methods; and our exclusive partnership with Dr. Ornish that is creating access to the Dr. Dean Ornish Program for Reversing Heart Disease for a growing number of health plans and health systems. We expect our opportunities to grow in this market based upon the competitive advantage our total population management approach provides health plans and their customers in addition to the external market forces orienting this market toward outcome-driven solutions.
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

Our performance-based contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements. Approximately 4% of revenues recorded during the nine months ended September 30, 2014 were performance-based and 2% of revenues were subject to final reconciliation as of September 30, 2014.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of September 30, 2014, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $23.8 million, all of which were based on actual data. Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2014, we recognized a net increase in revenue of $4.8 million related to services provided prior to 2014.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards over the required vesting period based on estimated fair values at the date of grant.  Determining the estimated fair value of stock options at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited.

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	80.2%	78.7%	81.7%	82.1%
Selling, general and administrative expenses	8.5%	9.9%	9.0%	8.9%
Depreciation and amortization	7.2%	7.8%	7.4%	8.0%
Legal settlement charges	—	—	1.7%	—
Operating income (loss) (1)	4.1%	3.7%	0.1%	1.0%

Interest expense	2.5%	3.0%	2.5%	2.3%

Income (loss) before income taxes (1)	1.6%	0.7%	(2.3)%	(1.3)%
Income tax expense (benefit)	0.6%	(0.4)%	(0.8)%	(0.7)%

Net income (loss) (1)	1.1%	1.1%	(1.5)%	(0.7)%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $19.0 million, or 11.4%, and $49.0 million, or 9.9%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to the following:

•	the commencement of contracts with new customers and growth with existing customers; and
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.

These increases were somewhat offset by terminations of contracts with certain customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 80.2% for the three months ended September 30, 2014, compared to 78.7% for the three months ended September 30, 2013, primarily due to the following:

•	an increase in royalty expense related to certain strategic relationships and agreements;
•	our ability during the three months ended September 30, 2013 to measure and recognize a higher percentage of the full year targeted performance-based revenues compared to the same period in 2014; and
•	an increase in the level of long-term incentive compensation expense based on the Company's actual and projected financial performance against established targets.

These increases in cost of services were partially offset by decreases due to economies of scale resulting from certain types of costs that remain relatively fixed or do not increase at the same rate as revenues.

Cost of services (excluding depreciation and amortization) as a percentage of revenues remained relatively consistent at 81.7% for the nine months ended September 30, 2014, compared to 82.1% for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 8.5% for the three months ended September 30, 2014 compared to 9.9% for the three months ended September 30, 2013 primarily due to the fees incurred during the three months ended September 30, 2013 in connection with entering into the Cash Convertible Notes Hedges.

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent at 9.0% for the nine months ended September 30, 2014 compared to 8.9% for the nine months ended September 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million and $0.8 million, or 3.3% and 1.9%, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily due to increased depreciation expense related to our Embrace platform, partially offset by decreased amortization expense due to certain intangible assets becoming fully amortized during 2013.

Legal Settlement Charges

On April 17, 2014, we entered into an agreement with BCBSMN to resolve a contractual dispute. As a result of this settlement, we incurred charges of approximately $9.4 million during the nine months ended September 30, 2014.

Interest Expense

Interest expense decreased $0.4 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to the expiration of certain interest rate swap agreements that had a higher fixed interest rate than our current interest rate swap agreements.

Interest expense increased $2.0 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to amortization of the debt discount related to the Cash Convertible Notes.

Income Tax Expense

For the three months ended September 30, 2014, the effective tax rate was 34.2%. For the three months ended September 30, 2013, despite having pre-tax income we recorded an income tax benefit of $0.7 million primarily as a result of a $1.1 million reduction to an unrecognized tax benefit due to the expiration of the applicable statute of limitations period for the 2009 tax year. This $1.1 million benefit more than offset the income tax expense for the quarter calculated using our annualized effective tax rate.

For the nine months ended September 30, 2014, the effective tax rate was 35.9% compared to 50.6% for the nine months ended September 30, 2013, which was favorably impacted by the reduction to an unrecognized tax benefit as discussed above.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2014 provided cash of $32.3 million compared to $51.4 million for the nine months ended September 30, 2013, primarily due to the following:

•	an increase in days sales outstanding in accounts receivable from 47 days at September 30, 2013 to 57 days at September 30, 2014; and
•	the timing of several significant vendor payments.

Investing activities during the nine months ended September 30, 2014 used $38.2 million in cash which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the nine months ended September 30, 2014 provided $5.8 million in cash primarily due to the change in our cash overdraft position partially offset by net payments under the Fifth Amended Credit Agreement.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 5 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at September 30, 2014 of (1) a maximum total funded debt to EBITDA of 4.50 and (2) a minimum total fixed charge coverage of 1.50.  As of September 30, 2014, our total funded debt to EBITDA ratio was 3.85, and our total fixed charge coverage ratio was 1.94, each as defined in the Fifth Amended Credit Agreement. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of September 30, 2014.

Cash Convertible Senior Notes

For a detailed description of the Cash Convertible Notes, Cash Convertible Notes Hedges, Cash Conversion Derivative, and Warrants entered into in July 2013, refer to Note 5 of the Notes to Consolidated Financial Statements in this report. Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

CareFirst Convertible Note

For a description of the CareFirst Convertible Note and CareFirst Warrants, refer to Note 5 of the Notes to Consolidated Financial Statements in this report.

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations for at least the next twelve months.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in former ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.3 million for the nine months ended September 30, 2014.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the nine months ended September 30, 2014.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as a result of the material weakness that existed in the Company's internal control over financial reporting as previously described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

The remediation of the material weakness mentioned above is ongoing. We have implemented a standard process for preparing contemporaneous documentation of accounting conclusions reached for revenue recognition in customer contracts. Further remediation will include additional annual training for appropriate personnel on the accounting treatment for these arrangements and further centralization of contracting activity. We believe that our efforts, when fully implemented, will be effective in remediating such material weakness by the end of fiscal 2014. In addition, we will continue to monitor the results of the remediation activities and test the new controls as part of our review of internal control over financial reporting for fiscal 2014.

Changes in Internal Control over Financial Reporting

Except for the remediation taken to date with respect to the material  weakness described above in this Item 4, there were no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in a contractual dispute with Plastipak Packaging, Inc. ("Plastipak"). On September 10, 2012, Plastipak filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us.  The discovery phase has concluded, and the parties anticipate a trial to be scheduled in January 2015. We deny Plastipak's claims and intend to vigorously defend the action.

Junk Fax Prevention Act Lawsuit

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways WholeHealth Networks, Inc. ("HWHN"), were named in a putative class action law suit filed in the Superior Court for Los Angeles County, California, seeking damages relating to alleged violations of the Junk Fax Prevention Act 2005 in connection with fax communications between HWHN and the members of its network of complementary and alternative care practitioners.  The complaint seeks damages in excess of $5,000,000.  The case was removed to the United States District Court of California, Western Division on October 16, 2014.  We deny the claims and intend to vigorously defend the action.

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

Pursuant to the Investment Agreement with CareFirst (as described under "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – CareFirst Convertible Note"), CareFirst has an opportunity to earn warrants based on achievement of Revenue Thresholds for Quarterly Revenue.  On September 17, 2014, we issued to CareFirst warrants to purchase 51,759 shares of our common stock at an exercise price of $17.95 per share in accordance with the terms of the Investment Agreement. The issuance of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement dated September 2, 2014 between the Company and Matthew Michela

10.2	Employment Agreement dated September 2, 2014 between the Company and Michael R. Farris

10.3	Amendment to Employment Agreement dated September 2, 2014 between the Company and Peter Choueiri

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	November 7, 2014	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)