Form 10-K
period 2014-12-31
HEALTHWAYS, INC
filed 2015-03-13
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $515.6 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market.

As of March 6, 2015, 35,676,272 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I

Item 1.	Business

Overview

Founded and incorporated in Delaware in 1981, Healthways, Inc. provides comprehensive total population health management solutions that are uniquely designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. Total population health management involves a proactive approach to reducing avoidable disease incidence – a considerable improvement from the more traditional and more costly method of waiting for people to get a disease before acting.

As used throughout this report, unless the context otherwise indicates, the terms "we," "us," "our," "Healthways" or the "Company" refer collectively to Healthways, Inc. and its wholly-owned subsidiaries.

As a global leader in total population health, Healthways has established a proven value proposition: by taking a systematic approach to keeping healthy people healthy, eliminating or reducing lifestyle risks and optimizing care for persistent or chronic conditions, we help our customers reduce health-related costs and increase productivity and performance across whole populations, including workforces, health plan memberships, and communities.  We are pioneers of this systematic approach, and we believe we are unique in having the capability to provide a full spectrum of proven total population health management solutions.

Healthways' comprehensive well-being improvement programs provide personalized solutions for any individual, irrespective of their health status, age or paying sponsor.  Our total population health technology platform uses our proprietary analytics and predictive models to enable us to stratify the population, develop individualized well-being improvement plans and deliver action-based solutions to improve individual and organizational performance. Our technology-driven infrastructure is compatible with, and integrated into, our customers' systems. Through this data-driven process, we identify the needs of each individual in a population and determine the right level of support. This allows us to efficiently deploy successful strategies to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. We know that each individual in a given population often simultaneously seeks a variety of support services in his or her pursuit of improved well-being. We provide a full spectrum of services that can be delivered at scale, and in a manner that meets the needs of individuals over time.

Our value proposition, described above, has been proven and published in peer-reviewed studies. Our systematic approach and comprehensive well-being improvement solutions are designed to focus on improving a population's essential well-being elements: physical, financial, social, community and sense of purpose.

For example, to keep healthy people healthy, our wellness and prevention programs focus on education, physical fitness, nutrition, health coaching and tools that support behavior change by:

•	fostering well-being improvement and disease prevention through biometric screening and proprietary well-being assessments;

•	engaging people in our well-being improvement programs, such as fitness, weight management, stress management, and financial and lifestyle management; and

•	providing access to our fitness center, physical and occupational therapy, chiropractic, and complementary and alternative medicine provider networks.

To eliminate or reduce lifestyle risks, our programs help to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors, overcoming nicotine addiction or generating sustainable weight loss, by:

•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing personal interactions with highly trained healthcare professionals and educational materials to create and sustain healthier behaviors for those individuals at risk or in the early stages of chronic conditions.

To help people optimize care for persistent or chronic conditions we:

•	incorporate the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	develop care support plans and motivate members to set attainable goals for themselves;
•	provide local market resources to address acute episodic interventions;
•	coordinate members' care as an extension of their healthcare providers;
•	provide software technology solutions and management consulting in support of well-being improvement services; and
•	provide high-risk care management for members at risk for hospitalization due to complex conditions.

In North America, we operate in all 50 states and the District of Columbia. Our customers include health plans, both commercial and Medicare Advantage, large self-insured employers, including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, hospitals and physician groups. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia, and France.

Our services are delivered using a range of methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination of these methods to motivate and sustain healthy behaviors. Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking opportunity.

We have a scalable platform that we believe will enable us to gain substantial operating leverage as we grow – our proprietary technology infrastructure and delivery capabilities are currently accessible to approximately 68 million people across four continents. Our scalable model is also flexible, and therefore the degree of our engagement and model of support can evolve with our customers' needs and preferences.  In many cases, our intervention services are delivered from our domestic and international well-being improvement call centers staffed with a range of professionals including, but not limited to, nurses, dieticians, pharmacists, health coaches, exercise specialists and nutritional counselors. Our fitness center network encompasses approximately 16,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Customer Contracts

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with several comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms.  Some of our contracts allow the customer to terminate early.
Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 6% of revenues recorded during the twelve months ended December 31, 2014 were performance-based and 2% of revenues were subject to final reconciliation as of December 31, 2014.

Backlog

Backlog represents the estimated average annualized revenue at target performance over the term of the contract for business awarded but not yet started.  We do not consider backlog at December 31 to be a meaningful predictor of our future revenues as a significant majority of our new revenues come from a combination of expanding revenue from existing customers and new customers with contracts that are signed and started on a non-calendar year basis. Annualized revenue in backlog as of December 31, 2014 and 2013 was as follows:

	December 31,	December 31,
(In thousands)	2014	2013
Annualized revenue in backlog	$9,100	$39,800

Business Strategy

Our business strategy and value proposition reflect our fundamental belief that people with higher well-being have lower overall health-related costs, improved workforce engagement and improved productivity, which yields better performance for individuals, families, health plans, governments, employers, integrated healthcare systems and communities.

We believe the entire healthcare market is shifting to payment for outcomes, not simply volume of services or time, and that total population health management is the most effective model within this pay-for-value reimbursement market. Unlike historical business models that generate revenue based on the cost of a unit of service delivered, the total population health management business model only creates recurring revenue if a positive outcome – lower medical cost and/or improved productivity – is achieved. We believe this model is better aligned with macro healthcare trends and their impact on payors, providers and consumers.

Strategic Transformation

In 2006, we recognized that an evolving healthcare landscape and difficult economic headwinds were challenging our conventional stand-alone disease management model. We therefore undertook a major strategic transformation, which is now largely complete, to become a leader in the rapidly growing total population health management industry. Over the past eight years, we designed, built, and implemented a business model that utilizes the Company's core strengths and that provides a diverse set of total population health management services to a broader set of end customer markets. The transformation involved:

•	Investing in technology and innovative capabilities to form our scalable platform to deliver our comprehensive well-being improvement solution;

•	Expanding the scope and extending the term of our relationships with a number of our largest customers; and

•	Establishing significant new customer relationships by providing value aligned with their needs.

Ultimately, these actions led to a highly scalable business in what has become a growing industry that we have estimated to be at least a $50 billion total addressable opportunity in our current geographic markets.

Scalable Model

Our scalable model is flexible, and therefore the degree of our engagement and model of support can evolve with our customers' needs and preferences.  The behavior change techniques and predictive modeling incorporated in our technology identify an individual's readiness to change and provide personalized support through appropriate interactions using a range of methods desired by an individual, including venue-based face-to-face; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination thereof to motivate and sustain healthy behaviors. We can take a simple approach to scaling the business by providing the support each individual needs using the most cost-effective modality.

In order to do this across millions of lives, we have built a delivery infrastructure that can accommodate the balance between cost of delivery and required intensity of intervention while still solving for the preference sensitivities of each individual so that they stay engaged. A large percentage of the population is supported through self-directed modalities of mobile, web and integrated devices. A small percentage of the population has more intensive needs and receives person-to-person services. In the end, the modalities used and intensity of service must deliver the expected result – healthier people who perform better and cost less.

While our transformation-related infrastructure and technology investments are largely complete, we continue to invest in technology and are continually refining our proprietary clinical, data management, and reporting systems to continue to meet the information management requirements of our services.

Strategic Partnerships

Strategic partnerships with leading health and well-being solutions providers are an important part of our business strategy.

Through our exclusive, 25-year relationship with Gallup which began in 2008, we have created a definitive measure and empiric database of changes in the well-being of the U.S. population based on over two million completed surveys to date, known as the Gallup-Healthways Well-Being Index®.  This database supports our understanding of the causes and effects of well-being for a population.  In 2012, we created a global joint venture with Gallup that has developed the next generation of Gallup-Healthways individual well-being assessment tools, known as the Gallup-Healthways Well-Being 5TM, to provide employers, health providers, insurers and other interested parties with a validated capability to assess, measure and report on changes in the well-being of their employees, patients, members and customers.

Additionally, we have a series of exclusive and proprietary relationships to deliver specific solutions to our customer markets. We collaborate with Blue Zones, LLC to deliver a scaled well-being improvement solution to support our customers' initiatives to improve the well-being of entire community populations. We also have an exclusive partnership with Dr. Dean Ornish that is scaling access to the Dr. Ornish's Program for Reversing Heart Disease™ for a number of health plans, health systems and hospitals. In another exclusive arrangement, Healthways Financial Well-Being™, powered by Dave Ramsey, empowers individuals to take control of their personal finances by blending the proven approach of New York Times best-selling author and national radio show host Dave Ramsey with Healthways' intuitive technology, science-based methodology and well-being expertise.

Customer Growth Strategy

Today, we have a number of customer markets for our well-being improvement solutions, including health plans (both commercial and Medicare Advantage), self-insured employers, integrated health systems/hospitals/physician groups and international entities. Our strategy to grow the business has three components. 1) We are growing the market opportunity by adding new customers in our geographic footprint in the U.S. and abroad and adding countries in our international business. 2) We are growing the eligible lives for services within our existing customers, both as our customers grow their eligible populations or offer our solutions more broadly within their membership. 3) We are expanding our scope of services with existing customers who initially purchased something less than our comprehensive solution.

Health Plans: A number of contracts signed and expanded since 2011 have increased both the level of integration and breadth of services provided to major regional commercial health plans, as they develop and implement a number of patient-centered medical home models.  Our services extend beyond chronic care and wellness programs to include a full range of care management functions, as well as a variety of health promotion and prevention and quality improvement solutions. Examples include: Blue Zones systematic, environmental approach to community well-being, MeYou Health web and mobile device based social networking well-being improvement tools and the hospital-based Dr. Ornish's Program for Reversing Heart DiseaseTM. We expect additional opportunities to grow in this market, based upon the competitive advantage that our total population management approach provides to health plans and their customers in addition to the external market forces orienting this market toward outcome-driven solutions.

We also provide a variety of services to most of the major Medicare Advantage health plans. We expect this market to grow as the Medicare Advantage and Medicare Supplemental health plan memberships grow with an aging population. Our SilverSneakers® senior fitness program is the largest single program within our current services to this market. We are leveraging the fitness center national network to expand our product offering in the traditional commercial health plan and large employer markets – an increasingly important part of our overall well-being improvement solution. In addition, more of the senior population is becoming interested in web-based services and mobile applications, and some of our Medicare Advantage health plan customers are therefore adding these services for personal support and social networking.

Self-Insured Employers: Large self-insured employers, including state and municipal government entities, continue to demand services that focus across the entire population of employees and their dependent family members. These employers typically seek to utilize a broad array of our intervention capabilities. Our comprehensive well-being improvement solution targets a much larger improvement in employer performance and profitability by reducing the impact of productivity lost for health-related reasons, in addition to improving individuals' health and reducing direct healthcare costs.  With the success of our total population health management work, we expect to enhance our competitive advantage by responding to and meeting employers' needs for a healthier, higher-performing, and less costly workforce.

Integrated Health Systems / Hospitals / Physician Groups: Significant changes in healthcare payment structures, from fee for service to outcomes–based payments, have expanded our opportunities to provide services to integrated healthcare systems, hospitals, and physicians. In 2011, we acquired Navvis & Company, a well-established provider of strategic counsel and change management services that enable its healthcare system clients to become future-ready clinical enterprises within the healthcare industry's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals and physician enterprises with both consultative strategic planning services and an array of solutions that enable and support the delivery of Physician-Directed Population Health solutions. We expect to continue to grow the number and size of our health systems relationships through the ongoing deployment of services including consulting, our acute to post-acute Care Transitions SolutionTM, the Dr. Ornish's Program for Reversing Heart DiseaseTM, and the aggregation of risk lives within health systems for our total population management services.

International Entities: Our international business continues to grow within our existing geographic footprint of Australia, France and Brazil. Additionally, we have a pipeline of opportunities and expect our international business will continue to expand. Our international strategy is to pursue opportunities in countries with a relatively developed healthcare infrastructure, including the existence of one or more payors with a large volume of at risk lives. This approach allows us to partner either directly with government payors or with the private insurers and service providers that operate in those countries.

We expect to increase our competitive advantage and strong market position by leveraging the scope of our well-being improvement services and capabilities, including our medical information content, behavior change processes and techniques, strategic relationships, health provider networks and fitness center relationships.  We also expect to continue to scale the delivery of our solutions by employing a blend of our state-of-the-art well-being improvement call centers and proprietary technologies, modalities, and techniques. While our core total population health infrastructure and technology investments are complete and our scalable platform is in place, we may add new capabilities and technologies through internal development, strategic alliances with other entities and/or selective acquisitions or investments.

Segment and Major Customer Information

We have two operating segments (domestic and international) that we have aggregated into one reportable segment, well-being improvement services. During 2014, Humana, Inc. ("Humana") comprised approximately 11.6% of our revenues. Our primary contract with Humana continues through 2016. No other customer accounted for 10% or more of our revenues in 2014.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of total population health management services and other services or have announced an intention to offer such services to health plans, both commercial and Medicare Advantage; large self-insured employers, including state and municipal government entities; and providers of healthcare, including integrated healthcare systems, hospitals, and physician groups.  These entities include health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare web-based and/or print content companies, home healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, Internet-based medical content companies, revenue cycle management companies, consulting firms and other entities.

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

Pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA"), the U.S. Department of Health & Human Services ("HHS") established a Medicare Shared Savings Program that promotes accountability and coordination of care among providers through the creation of Accountable Care Organizations ("ACOs").  The program allows providers, including hospitals, physicians, and other designated professionals, to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.  We provide support and services for multiple ACOs that serve Medicare fee-for-service beneficiaries through our partnerships with integrated health systems.  Further, PPACA required HHS to establish voluntary national bundled payment programs under which participating groups of providers receive a single payment for certain medical conditions or episodes of care.  While ACOs and bundled payments are Medicare programs under PPACA, commercial insurers and private managed care health plans may increasingly shift to ACO and bundled payment models as well.  We expect these and other changes resulting from PPACA to further encourage integration and increase consolidation in the healthcare industry.

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

Changes in laws governing reimbursement to health plans providing services under governmental programs such as Medicare and Medicaid may affect us.  PPACA impacts Medicare Advantage programs in a variety of ways.  PPACA reduces premium payments to Medicare Advantage plans such that the managed care per capita payments paid by CMS to Medicare Advantage plans are, on average, equal to those for traditional Medicare.  While PPACA awards bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans are significantly reduced under PPACA.  The impact of these reductions on our business is not yet clear.

It is difficult to predict with any reasonable certainty the full impact of PPACA on the Company due to the law's complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, remaining or new court challenges, and possible amendment or repeal. For example, the U.S. Supreme Court will decide a case known as King v. Burwell during the 2015 session, which challenges the extension of federal subsidies to premiums for health insurance policies purchased through American Health Benefit Exchanges ("Exchanges") operated by the federal government. If the plaintiffs prevail, the case could significantly affect implementation of PPACA, including making it more difficult for residents of states not operating Exchanges to purchase or maintain insurance coverage.

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

Violations of HIPAA and its implementing regulations may result in criminal penalties and in civil penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  In addition, we may be contractually or directly obligated to comply with any applicable state laws or regulations related to the confidentiality and security of confidential personal information.  In the event of a data breach involving individually-identifiable health information, we are subject to contractual obligations and state and federal requirements that require us to notify our customers.  These requirements may also require us or our customers to notify affected individuals, regulatory agencies, and the media of the data breach. In addition, non-permitted uses and disclosures of unsecured individually identifiable health information are presumed to be breaches for which notice is required, unless it can be demonstrated that there is a low probability the information has been compromised.

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

Employees

As of March 1, 2015, we had approximately 2,700 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

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

The healthcare industry currently faces significant cost reduction pressures as a result of increased competition, constrained revenues from governmental and private sources, increasing underlying medical care costs and general economic conditions.  We believe that these pressures will continue and possibly intensify.

We believe that our solutions, which are geared to foster well-being improvement by engaging people in health improvement programs, specifically assist our customers in controlling the costs of healthcare; however, the pressures to reduce costs in the short term may negatively affect our ability to sign and/or retain contracts under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations.  These financial pressures could have a negative impact on our results of operations.

A significant percentage of our revenues is derived from health plan customers.

A significant percentage of our revenues is derived from health plan customers.  The health plan industry continues to consolidate, and we cannot assure you that we will be able to retain health plan customers if they are acquired by other health plans that already participate in competing programs or are not interested in our programs.  In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations.  Our health plan customers are subject to increased obligations under PPACA, including benefit mandates, limitations on exclusions and factors used for rate setting, requirements for MLRs, and increased taxes.  In determining how to meet these requirements, current or prospective customers may seek reduced fees or choose to reduce or delay the purchase of our services.

In addition, PPACA required that each state establish or participate in an Exchange (as defined above) where individuals may compare and purchase health insurance. Health plans participating in an Exchange must offer a set of minimum benefits, known as "essential health benefits," and may elect to offer additional benefits. Chronic disease management is one of the ten essential health benefits. The parameters of the chronic disease management benefit may vary based upon each state's specific benchmark plan which sets the standard for each market.  It is possible that our services will not qualify under these standards in some or all states. We cannot predict whether individuals who are currently receiving our services will switch to health plans offered through the Exchanges that do not include our services.  If we are unable to provide services to health plans participating in Exchanges, if health plans in the Exchanges that engage our services are not successful, or if the Exchanges otherwise reduce the number of members receiving our services or the payments we receive, our results of operations could be negatively impacted.

We currently derive a significant percentage of our revenues from one customer.

Because of the size of its membership, Humana comprised approximately 11.6% of our revenues in 2014.   No other customer accounted for 10% or more of our revenues in 2014. Our primary contract with Humana continues through 2016. The loss or restructuring of a contract with, Humana or other large customers could have a material adverse effect on our business and results of operations.

Our business strategy is dependent in part on developing new and additional products and services to complement our existing products and services, as well as establishing additional distribution channels through which we may offer our products and services.

Our strategy focuses on helping people adopt and/or maintain healthy behaviors, reducing health-related risk factors, and optimizing care for identified health conditions.  While we have considerable experience in solutions for a broad range of health conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our programs within expected timelines or cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts; and our ability to deliver outcomes on any new products or services.  In addition, as part of our business strategy, we may enter into relationships to establish additional distribution channels through which we may offer our products and services.  As we offer products through new or alternative distribution channels, we may face difficulties, such as potential customer overlap, which may lead to pricing conflicts, which may adversely affect our business.

Our business strategy relating to the development and introduction of new products and services exposes us to risks such as limited customer acceptance and additional expenditures that may not result in additional net revenue.

An important component of our business strategy is to focus on new products and services that enable us to provide immediate value to our customers, such as Dr. Dean Ornish's Lifestyle Management Programs.  Customer acceptance of these new products and services cannot be predicted with certainty, and if we fail to execute properly on this strategy or to adapt this strategy as market conditions evolve, our ability to grow revenue and our results of operations may be adversely affected.

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

In addition to the risks set forth above, implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Our inability to renew and/or maintain contracts with our customers could adversely affect our business and results of operations.

If our customers choose not to renew their contracts with us, our business and results of operations could be materially adversely affected. No contracts subject to renewal in 2015 individually represent 2% or more of our 2014 revenues.

Failure to successfully execute on the terms of our contracts could result in significant harm to our business.

Our ability to grow and expand our business is contingent upon our ability to achieve desired performance metrics, cost savings, and/or clinical outcomes improvements under our existing contracts and to favorably resolve contract billing and interpretation issues with our customers.  Some of our contracts place a portion of our fees at risk or provide for gain share opportunity based on achieving such metrics, savings, and/or improvements.  We cannot guarantee that we will achieve and reach mutual agreement with customers with respect to contractually required performance metrics, cost savings and/or clinical outcomes improvements under our contracts within the expected time frames.  Unusual and unforeseen patterns of healthcare utilization by individuals with diseases or conditions for which we provide services could adversely affect our ability to achieve desired performance metrics, cost savings, and clinical outcomes.  Our inability to meet or exceed the targets under our customer contracts could have a material adverse effect on our business and results of operations.  Also, our ability to provide financial guidance with respect to performance-based contracts is contingent upon our ability to accurately forecast variables that affect performance and the timing of revenue recognition under the terms of our contracts ahead of data collection and reconciliation.

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

Economic difficulties and other macroeconomic conditions could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers.  Loss of a significant customer or a reduction in a customer's enrolled lives could have a material adverse effect on our business and results of operations.  In addition, changes in economic conditions could create liquidity and credit constraints.  We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, that the terms and conditions would be acceptable to us.

The continued expansion of our services into international markets subjects us to additional business, regulatory and financial risks.

We provide health improvement programs and services in Brazil, Australia, and France, and we intend to continue expanding our international operations as part of our business strategy.  We have incurred and expect to continue to incur costs in connection with pursuing business opportunities in international markets.  Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is still developing and also involves many new solutions, there is no guarantee that we will be able to achieve the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the expected time frames and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs of implementing our strategy of establishing a presence in these markets could have a material adverse effect on our business.

In addition, as a result of doing business in foreign markets, we are subject to a variety of additional risks that are different from the risks we face within the United States. Our future operating results in these countries or in other countries or regions throughout the world could be negatively affected by a variety of factors that are beyond our control.  These factors include political conditions, economic conditions, legal and regulatory constraints, currency regulations, and other matters in any of the countries or regions in which we operate, now or in the future.  In addition, foreign currency exchange rates and fluctuations may have an impact on our future costs or on future cash flows from our international operations, and could adversely affect our financial performance.  Other factors that may impact our international operations include foreign trade, monetary and fiscal policies both of the United States and of other countries, laws, regulations, and other activities of foreign governments, agencies, and similar organizations. Additional risks inherent in our international operations generally include, among others, the costs and difficulties of managing international operations, adverse tax consequences and greater difficulty in enforcing intellectual property rights in countries other than the United States.

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

The performance of our business and the level of our indebtedness could prevent us from meeting the obligations under our debt agreement or the cash convertible senior notes or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the "Fifth Amended Credit Agreement"), which was amended on February 5, 2013, March 15, 2013, July 1, 2013, April 14, 2014, and December 29, 2014. On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), and on October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in an aggregate original principal amount of $20 million (the "CareFirst Convertible Note"). As of December 31, 2014, our long-term debt under these arrangements, including the current portion but excluding the debt discount, was $272.5 million.

Our ability to service our indebtedness (including the debt outstanding under the Fifth Amended Credit Agreement, the Cash Convertible Notes and the CareFirst Convertible Note) will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

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

Our indebtedness could adversely affect our future financial condition or our ability to react to changes in the economy or industry by, among other things:

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

We are subject to counterparty risk with respect to the Cash Convertible Notes Hedges.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2014, we had approximately $338.8 million and $69.2 million of goodwill and intangible assets, respectively.  We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

We rely upon our information systems for operating and monitoring all major aspects of our business. These systems and, therefore, our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions or other unexpected events. Any disruption in the operation of our information systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

A cyber-security incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt and storage of a significant amount of health information about the participants in our programs. The secure maintenance of this confidential information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced attacks against information systems create risk of cyber security incidents.  There can be no assurance that we will not be subject to cyber security incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cyber security vulnerabilities. The occurrence of a breach in security of our systems or those of our third-party vendors and other service providers could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material, adverse effect on our financial condition and results of operations and harm our business reputation.

If we lose the services of our Chief Executive Officer or other members of our senior management team, we may not be able to execute our business strategy.

We believe that our success depends in significant part upon the continued service of our senior management team. In particular, we believe that our Chief Executive Officer, Ben R. Leedle, Jr., is critical to our strategic direction and is uniquely positioned to lead the Company through the current business environment in the healthcare industry that is largely due to the changes resulting from healthcare reform. The loss of our Chief Executive Officer, even temporarily, or any other member of our senior management team could have a material adverse effect on our business.

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

The rapidly growing industry in which we operate is an evolving segment of the overall healthcare industry with many entities marketing or announcing an intention to offer a variety of total population health improvement services and other services to health plans, integrated healthcare systems, self-insured employers, and government entities. The financial, research, staff, and marketing resources of these entities may exceed our resources,

We believe we have advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including our scope of strategic relationships, state-of-the-art proprietary information technology, predictive modeling capabilities, behavior-change techniques, the comprehensive recruitment and training of our clinical colleagues, our experienced management team, the comprehensive clinical nature of our product offerings, our established reputation for providing well-being improvement services to members with health risk factors or chronic diseases, and the proven financial and clinical outcomes of our programs.  However, we cannot assure you that we can compete effectively with other companies.

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

Compliance with federal and state legislative and regulatory initiatives could adversely affect our results of operations or may require us to spend substantial amounts acquiring and implementing new information systems or modifying existing systems.

Our customers are subject to considerable state and federal government regulation.  Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services.

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state laws or regulations could impose additional and more restrictive privacy and security restrictions.  We are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. In addition, impermissible uses and disclosures of unsecured individually identifiable health information are presumed to be breaches for which notice must be made by us or our customers to affected individuals and, in some cases, the media, unless it can be demonstrated that there is a low probability that the information has been compromised.

Although we continually monitor the extent to which federal and state legislation and regulations govern our operations, new federal or state legislation or regulations that restrict our ability to obtain and handle individually-identifiable health information or that otherwise restrict our operations could have a material adverse effect on our results of operations.

Government regulators may interpret current regulations or adopt new legislation governing our operations in a manner that subjects us to penalties or negatively impacts our ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations may be subject to varying interpretations, which may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers.

Expanding the well-being and health management industry to Medicare beneficiaries enrolled in Medicare Advantage plans could lead to increased direct regulation of well-being and health management services.  Further, providing services to Medicare Advantage beneficiaries may result in our being subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse.

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

All of our healthcare professionals who are subject to licensing requirements, such as the professionals located at a well-being improvement call center, are licensed in the state in which they are physically present.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state.  We continually monitor legislative, regulatory, and judicial developments in telemedicine; however, new agency interpretations, federal or state  legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all well-being improvement call center health professionals, which could increase our costs of services and could have a material adverse effect on our results of operations.

Healthcare reform legislation may result in a reduction to our revenues from government health programs and private insurance companies.

Among other things, PPACA decreases the number of uninsured individuals and expands coverage through the expansion of public programs, increased access to private sector health insurance and a number of health insurance market reforms.  PPACA also encourages utilization of preventive services and wellness programs, such as those provided by the Company.  However, PPACA also directly affects our customers or prospective customers and may increase their costs and/or reduce their revenues.  For example, PPACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits.  In addition, PPACA mandates minimum MLRs for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses must be at least 80% for individual and small group health plans and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates, and CMS receiving refunds in the case of Medicare Advantage plans, if the actual loss ratios fall below these minimums.  PPACA provides for reductions in funding to Medicare Advantage programs, which may cause some Medicare Advantage plans to raise beneficiary premiums or limit benefits.

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

We are exploring and evaluating strategic alternatives for the Company, and there can be no assurance that we will be successful in consummating a viable strategic alternative, that any such strategic alternative will yield additional value for stockholders, or that the process will not have an adverse impact on our business.

In January 2015, we announced that we retained J.P. Morgan Securities LLC as financial advisor to assist in exploring and evaluating a broad range of strategic alternatives. No decision has been made to enter into any transaction at this time, and there can be no assurances that this evaluation will result in any specific transaction. The process of exploring strategic alternatives may be time-consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition, and results of operations could be adversely affected. In addition, identifying and evaluating potential strategic alternatives may result in the incurrence of expenses and could expose us to increased risk of claims or other litigation arising from the pursuit of one or more transactions.

Any strategic decision will involve risks and uncertainties, and we cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business.

We do not intend to comment regarding the evaluation of strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

In addition, we lease office space for our six other well-being improvement call center locations for an aggregate of approximately 140,000 square feet of space with lease terms expiring on various dates from 2015 to 2021.  Our operations support and training offices contain approximately 70,000 square feet in aggregate and have lease terms expiring from 2015 to 2022.

Item 3.	Legal Proceedings

Contract Disputes

On September 10, 2012, Plastipak Packaging, Inc. ("Plastipak") filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us.  On February 4, 2015, the Court announced an award of $7.2 million in favor of Plastipak, which amount is included in our consolidated balance sheet and results of operations as of and for the year ended December 31, 2014.

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways WholeHealth Networks, Inc. ("HWHN"), were named in a putative class action lawsuit filed in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the Telephone Consumer Protection Act ("TCPA"), as amended by the Junk Fax Prevention Act ("JFPA"), in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the Federal Communications Commission ("FCC"), those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division ("California Matter").

On December 22, 2014, HWHN was also named in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division ("Illinois Matter"), seeking damages and other relief relating to alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois common law in connection with faxes allegedly sent to members of HWHN's network of complementary and alternative care practitioners. The complaint seeks damages in an unstated amount.

We deny the claims and intend to vigorously defend these actions.

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC a Petition for Retroactive Waiver ("Waiver Petition") of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. The FCC has previously granted retroactive waivers of that regulation to several petitioners who were facing lawsuits alleging that the petitioners failed to include the "opt-out" language in fax advertisements sent with the prior express invitation or permission of the recipients. We cannot predict whether the FCC will grant our Waiver Petition or, if granted, the impact on the California Matter or the Illinois Matter.

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

Summary

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial condition but may have an adverse effect on our financial results for a particular period.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 13, 2015.  Executive officers of the Company serve at the pleasure of the Board.

Officer	Age	Position

Ben R. Leedle, Jr.	54
Chief Executive Officer and director of the Company since September 2003.  President of the Company from May 2002 through October 2008 and April 2011 to present.  Executive Vice President and Chief Operating Officer of the Health Plan Group from 2000 until May 2002.  Senior Vice President of the Company from 1996 until 2000.

Michael Farris	55	Chief Commercial Officer of the Company since October 2012. Navvis & Company Chief Executive Officer from 2004 to September 2012.

Alfred Lumsdaine	49	Chief Financial Officer of the Company since January 2011. Chief Accounting Officer of the Company from February 2002 until January 2011.

Matthew Michela	51
Chief Operating Officer of the Company since September 2014. Market Executive Officer of the Company from January 2013 until September 2014. Senior Vice President of iHealth Technologies from July 2012 to January 2013 which was acquired by iHealth Technologies, Inc in July 2012. Founder, President, and Chief Operating Officer of Care Management International from April 2006 to July 2012.

Glenn Hargreaves	48	Chief Accounting Officer of the Company since July 2012 and Controller since January 2011. Director of Tax of the Company from April 2005 until January 2011.

Mary Flipse	48
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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the symbol "HWAY".

The following table sets forth the high and low sales prices per share of our common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2014
First quarter	$17.36	$11.50
Second quarter	18.73	16.05
Third quarter	18.68	15.61
Fourth quarter	20.20	13.99

Year ended December 31, 2013
First quarter	$13.24	$9.82
Second quarter	17.62	10.97
Third quarter	22.20	15.36
Fourth quarter	18.72	9.59

Unregistered Sales of Equity Securities

As described further below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", CareFirst has an opportunity to earn warrants based on achievement of certain quarterly thresholds for revenue. On December 17, 2014, we issued to CareFirst warrants to purchase 65,163 shares of our common stock at an exercise price of $16.36 per share. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders

At March 4, 2015, there were approximately 10,100 holders of our common stock, including 215 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated by reference herein.

Item 6.  Selected Financial Data

The following table represents selected financial data.  The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Report.

(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Results:
Revenues	$742,183	$663,285	$677,170	$688,765	$720,333
Cost of services (exclusive of depreciation and amortization included below)	598,280	547,387	533,880	510,724	493,713
Selling, general and administrative expenses	65,377	61,205	60,888	64,843	72,830
Depreciation and amortization	53,378	52,791	51,734	49,988	52,756
Legal settlement charges	17,715	—	—	—	—
Impairment loss	—	—	—	183,288	—
Restructuring and related charges	—	—	1,773	9,036	10,258
Operating income (loss)	$7,433	$1,902	$28,895	$(129,114)	$90,776
Gain on sale of investment	—	—	—	—	(1,163)
Interest expense	17,581	16,079	14,149	13,193	14,164

Income (loss) before income taxes	$(10,148)	$(14,177)	$14,746	$(142,307)	$77,775
Income tax expense (benefit)	(4,587)	(5,636)	6,722	15,386	30,445
Net income (loss)	$(5,561)	$(8,541)	$8,024	$(157,693)	$47,330

Basic income (loss) per share:	$(0.16)	$(0.25)	$0.24	$(4.68)	$1.39

Diluted income (loss) per share: (1)	$(0.16)	$(0.25)	$0.24	$(4.68)	$1.36

Weighted average common shares and
equivalents:
Basic	35,302	34,489	33,597	33,677	34,129
Diluted (1)	35,302	34,489	33,836	33,677	34,902

Balance Sheet Data:
Cash and cash equivalents	$1,765	$2,584	$1,759	$864	$1,064
Working capital (deficit)	(7,629)	(5,194)	13,551	8,774	547
Total assets	811,908	749,011	748,268	708,905	861,689
Long-term debt	231,112	237,582	278,534	266,117	243,425
Other long-term liabilities	72,993	51,003	26,602	31,351	39,140
Stockholders' equity	304,590	302,690	278,821	265,716	430,841

Other Operating Data:
Annualized revenue in backlog	$9,100	$39,800	$39,000	$29,400	$37,100

(1)	The assumed exercise of stock-based compensation awards for the years ended December 31, 2014, December 31, 2013 and December 31, 2011 was not considered because the impact would be anti-dilutive.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Founded and incorporated in Delaware in 1981, Healthways, Inc. provides comprehensive total population health management solutions that are uniquely designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. Total population health management involves a proactive approach to reducing avoidable disease incidence – a considerable improvement from the more traditional and more costly method of waiting for people to get a disease before acting.

As a global leader in total population health, Healthways has established a proven value proposition: by taking a systematic approach to keeping healthy people healthy, eliminating or reducing lifestyle risks and optimizing care for persistent or chronic conditions, we help our customers reduce health-related costs and increase productivity and performance across whole populations, including workforces, health plan memberships, and communities.  We are pioneers of this systematic approach, and we believe we are unique in having the capability to provide a full spectrum of proven total population health management solutions.

Healthways' comprehensive well-being improvement programs provide personalized solutions for any individual, irrespective of their health status, age or paying sponsor.  Our total population health technology platform uses our proprietary analytics and predictive models to enable us to stratify the population, develop individualized well-being improvement plans and deliver action-based solutions to improve individual and organizational performance. Our technology-driven infrastructure is compatible with, and integrated into, our customers' systems. Through this data-driven process, we identify the needs of each individual in a population and determine the right level of support. This allows us to efficiently deploy successful strategies to sustain engagement, to use the best science to drive behavior change and ultimately deliver meaningful, measurable outcomes. We know that each individual in a given population often simultaneously seeks a variety of support services in his or her pursuit of improved well-being. We provide a full spectrum of services that can be delivered at scale, and in a manner that meets the needs of individuals over time.

Our value proposition, described above, has been proven and published in peer-reviewed studies. Our systematic approach and comprehensive well-being improvement solutions are designed to focus on improving a population's essential well-being elements: physical, financial, social, community and sense of purpose.

For example, to keep healthy people healthy, our wellness and prevention programs focus on education, physical fitness, nutrition, health coaching and tools that support behavior change by:

•	fostering well-being improvement and disease prevention through biometric screening and proprietary well-being assessments;

•	engaging people in our well-being improvement programs, such as fitness, weight management, stress management, and financial and lifestyle management; and

•	providing access to our fitness center, physical and occupational therapy, chiropractic, and complementary and alternative medicine provider networks.

To eliminate or reduce lifestyle risks, our programs help to motivate people to make positive lifestyle changes and accomplish individual goals, such as increasing physical activity for seniors, overcoming nicotine addiction or generating sustainable weight loss, by:

•	promoting personal change and improvement in the lifestyle behaviors that lead to poor health or chronic conditions; and
•
providing personal interactions with highly trained healthcare professionals and educational materials to create and sustain healthier behaviors for those individuals at risk or in the early stages of chronic conditions.

To help people optimize care for persistent or chronic conditions we:

•	incorporate the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	develop care support plans and motivate members to set attainable goals for themselves;
•	provide local market resources to address acute episodic interventions;
•	coordinate members' care as an extension of their healthcare providers;
•	provide software technology solutions and management consulting in support of well-being improvement services; and
•	provide high-risk care management for members at risk for hospitalization due to complex conditions.

In North America, we operate in all 50 states and the District of Columbia. Our customers include health plans, both commercial and Medicare Advantage, large self-insured employers, including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, hospitals and physician groups. We also provide services to commercial healthcare businesses and/or government entities in Brazil, Australia, and France.

Our services are delivered using a range of methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line, including social networks; and any combination of these methods to motivate and sustain healthy behaviors. Many of our programs for lifestyle support, management and education are delivered through web-based portals and mobile applications and may also offer a social networking opportunity.

We have a scalable platform that we believe will enable us to gain substantial operating leverage as we grow – our proprietary technology infrastructure and delivery capabilities are currently accessible to approximately 68 million people across four continents. Our scalable model is also flexible, and therefore the degree of our engagement and model of support can evolve with our customers' needs and preferences.  In many cases, our intervention services are delivered from our domestic and international well-being improvement call centers staffed with a range of professionals including, but not limited to, nurses, dieticians, pharmacists, health coaches, exercise specialists and nutritional counselors. Our fitness center network encompasses approximately 16,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Forward-Looking Statements

This Report contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "can," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

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

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare or Medicare Advantage;
•
the impact of future state, federal, and international legislation and regulations applicable to our business, including PPACA, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of legal proceedings involving us and/or our subsidiaries;

•
our exploration and evaluation of a broad range of possible strategic alternatives, including whether any appropriate alternatives will be identified and, if identified, whether any such alternative will result in a consummated transaction; and

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

Revenue Recognition

We recognize revenue as services are performed when persuasive evidence of an arrangement exists, collectability is reasonably assured, and amounts are fixed or determinable.

Our fees are generally billed on a PMPM basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 6% of revenues recorded during the year ended December 31, 2014 were performance-based of which 2% were subject to final reconciliation as of December 31, 2014.

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

We generally assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply, interim assessments of achievement against performance targets, or metrics available from our operating platforms.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported.  In addition, we may also provide reserves for contractual allowances (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2014, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $26.0 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2014, 2013 and 2012, we recognized a net increase in revenue of $7.9 million, $8.2 million, and $9.2 million that related to services provided prior to each respective year.

We are currently evaluating the impact that the adoption of Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-9") (as discussed below) will have on our revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Accounting for income taxes requires significant judgment in evaluating tax positions and in determining income tax provisions, including determination of deferred tax assets, deferred tax liabilities, and any valuation allowances that might be required against deferred tax assets.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards over the required vesting period based on estimated fair values at the date of grant.  Determining the fair value of stock options at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior.  In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. These assumptions and judgments are further described in Note 12 to the consolidated financial statements.

Results of Operations

The following table sets forth the components of the statements of operations for the fiscal years ended December 31, 2014, 2013 and 2012 expressed as a percentage of revenues.

	Year Ended December 31,
	2014	2013	2012

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	80.6%	82.5%	78.8%
Selling, general and administrative expenses	8.8%	9.2%	9.0%
Depreciation and amortization	7.2%	8.0%	7.6%
Legal settlement charges	2.4%	—%	—%
Restructuring and related charges	—%	—%	0.3%
Operating income	1.0%	0.3%	4.3%

Interest expense	2.4%	2.4%	2.1%

Income (loss) before income taxes	(1.4)%	(2.1)%	2.2%
Income tax expense (benefit)	(0.6)%	(0.8)%	1.0%

Net income (loss) (1)	(0.7)%	(1.3)%	1.2%
(1)	Figures may not add due to rounding.

Revenues

Revenues for fiscal 2014 increased $78.9 million, or 11.9%, over fiscal 2013, primarily due to:

•	the commencement of contracts with new customers and growth with existing customers; and
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.
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
Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for fiscal 2014 decreased to 80.6% compared to 82.5% for fiscal 2013, primarily due to the following:

•	economies of scale resulting from certain types of costs that remain relatively fixed or do not increase at the same rate as revenues; and

•	a decrease in support costs primarily related to our technology platform.

These decreases were somewhat offset by:

•	an increase in royalty expense related to certain strategic relationships and agreements; and

•	an increase in the level of short-term and long-term incentive compensation expense based on the Company's actual and projected financial performance against established targets.

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

•	an increase in support costs primarily related to both our technology platform and program enrollment partially offset by recoupment of fees related to certain supplier service level agreements.

These increases in cost of services for fiscal 2013 were slightly offset by the following decreases:

•	continued economies of scale gained in our fitness solutions; and

•	a reduction in healthcare benefit costs related to a decrease in claims for fiscal 2013 compared to fiscal 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for fiscal 2014 decreased to 8.8% compared to 9.2% for fiscal 2013 primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations, partially offset by expenses incurred in 2014 in connection with proxy contest defense costs.

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent at 9.2% for fiscal 2013 and 9.0% for fiscal 2012.

Depreciation and Amortization

Depreciation and amortization expense increased 1.0% for fiscal 2014 compared to fiscal 2013, primarily due to increased depreciation expense related to our technology platform, partially offset by decreased amortization expense due to certain intangible assets becoming fully amortized during 2013 and 2014.

Depreciation and amortization expense increased 2.0% for fiscal 2013 compared to fiscal 2012, primarily due to increased depreciation expense related to our technology platform.

Legal Settlement Charges

During fiscal 2014, we incurred charges of approximately $9.4 million in connection with the Company's settlement of a legal matter included in our results of operations in the first quarter of 2014 as well as $8.3 million related to two additional legal settlements, which were reflected in our results of operations in the fourth quarter of 2014.

Restructuring and Related Charges

During fiscal 2012, we incurred net charges of $1.8 million related to a restructuring of the Company in the fourth quarter of 2012, which primarily consisted of termination benefits related to capacity realignment.

Interest Expense

Interest expense increased $1.5 million for fiscal 2014 compared to fiscal 2013, primarily due to a full year of amortization of the debt discount related to the Cash Convertible Notes, which began in July 2013. This increase was partially offset by a decrease in interest expense due to the expiration of certain interest rate swap agreements that had a higher fixed interest rate than our current interest rate swap agreements.

Interest expense for fiscal 2013 increased $1.9 million compared to fiscal 2012, primarily due to amortization of the debt discount related to the Cash Convertible Notes, which began in July 2013. This increase was somewhat offset by a decrease in interest expense related to the write-off in 2012 of previously deferred loan costs as a result of entering into the Fifth Amended Credit Agreement.

Income Tax Expense

Our effective tax benefit rate for 2014 was 45.2% and included a net benefit of $0.7 million relating to tax credits available to offset future state income taxes, which had a favorable impact on the effective tax benefit rate in light of the relatively small base of pretax loss for 2014.
Our effective tax benefit rate for 2013 was 39.8%, which included a favorable $1.1 million reduction to an unrecognized tax position due to the expiration of the applicable statutes of limitations for the 2009 tax year.

Liquidity and Capital Resources

Operating activities during fiscal 2014 provided cash of $52.1 million compared to $71.5 million during fiscal 2013.  The decrease in operating cash flow resulted primarily from the following:

•	an increase in days sales outstanding in accounts receivable from 49 days at December 31, 2013 to 58 days at December 31, 2014; and
•	the timing of several significant vendor payments.
Investing activities during fiscal 2014 used $51.2 million in cash, which primarily consisted of capital expenditures associated with our technology platform.

Financing activities during fiscal 2014 used $0.2 million in cash primarily due to net payments under the Fifth Amended Credit Agreement partially offset by the change in our cash overdraft position.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended Credit Agreement.  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $97.5 million of which remained outstanding at December 31, 2014, and an uncommitted incremental accordion facility of $100.0 million.

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

On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the BCBSMN legal settlement (discussed in Note 10) and, for any period that includes a fiscal quarter ending on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans, and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million.  As of December 31, 2014, availability under the revolving credit facility totaled $95.9 million as calculated under the most restrictive covenant.

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

The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at December 31, 2014 of (1) a maximum total funded debt to EBITDA of 4.25 and (2) a minimum fixed charge coverage of 1.50, each as defined in the Fifth Amended Credit Agreement.  We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of December 31, 2014.

The Fifth Amended Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, the Fifth Amended Credit Agreement limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock. A breach of any of these covenants could result in a default under the Fifth Amended Credit Agreement, in which event all amounts outstanding under the Fifth Amended Credit Agreement may become immediately due and payable and all commitments under the Fifth Amended Credit Agreement to extend further credit may be terminated. In addition, a payment default, including as a result of an acceleration following an event of default, under the Fifth Amended Credit Agreement or under our indenture for the Cash Convertible Notes, could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.

In order to reduce our exposure to interest rate fluctuations on our floating rate debt obligations, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 7 to the consolidated financial statements).  We maintain interest rate swap agreements with current notional amounts of $125.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $75.0 million was effective at December 31, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire.  We have designated these interest rate swap agreements as qualifying cash flow hedges.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of the Cash Convertible Notes, which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2014. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2014 and December 31, 2013. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes.

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

Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and will be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges upon exercise of the conversion option. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date  we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

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

CareFirst has an opportunity to earn CareFirst Warrants based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue"). If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of CareFirst Warrant Shares determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of December 31, 2014, we issued CareFirst Warrants totaling 190,683 at a weighted average exercise price of $16.92, all of which were issued in 2014. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2014:

	Payments due by year ended December 31,
(in thousands)	2015	2016-2017	2018-2019	2020 and After	Total
Deferred compensation plan payments (1)	$1,918	$2,184	$1,818	$5,042	$10,962
Long-term debt and related interest (2)	25,239	95,357	172,880	—	293,476
Operating lease obligations	13,724	26,450	25,835	23,902	89,911
Capital lease obligations (3)	1,709	2,700	365	—	4,774
Purchase obligations	3,419	1,511	16	—	4,946
Outsourcing obligations (4)	20,724	39,280	41,757	31,555	133,316
Other contractual cash obligations (5)	26,245	28,130	11,422	21,425	87,222
Total Contractual Cash Obligations	$92,978	$195,612	$254,093	$81,924	$624,607

(1) Consists of payments under a non-qualified deferred compensation plan and long-term incentive cash awards.

(2)  Consists of scheduled principal payments, repayment of outstanding revolving loans, and estimated interest payments on outstanding borrowings under the Fifth Amended Credit Agreement. Also includes payments in respect of the Cash Convertible Notes and CareFirst Convertible Note and payments of cash interest thereon. Total estimated interest payments are $7.7 million for 2015, $10.4 million for 2016 and 2017 combined, and $2.9 million for 2018 and 2019 combined.

(3) Consists of scheduled principal payments and estimated interest payments on capital lease obligations.  Estimated interest payments are immaterial.

(4)  Outsourcing obligations consist of a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC entered into in May 2011 that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $133.3 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $276.3 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

(5)  Other contractual cash obligations include a 25-year strategic relationship agreement with Gallup that we entered into in January 2008 and a 5-year global joint venture agreement with Gallup that we entered into in October 2012.  We have minimum remaining contractual cash obligations of $34.5 million related to these agreements, $7.5 million of which will occur during 2015, $6.0 million which will occur in each of 2016 and 2017 and the remaining $15.0 million of which will occur ratably over the following 15 years. The majority of the remaining other contractual cash obligations consists of royalty and license fees related to certain programs or product offerings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2014.

Recently Issued Accounting Standards

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-9 which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.5 million for the year ended December 31, 2014.

Foreign Currency Exchange Rate Risk

 As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the year ended December 31, 2014.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Healthways, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, comprehensive  income (loss), changes in stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Healthways, Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Nashville, Tennessee
March 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated balance sheet of Healthways, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthways, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 14, 2014

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$1,765	$2,584
Accounts receivable, net	126,559	89,484
Prepaid expenses	10,680	9,228
Other current assets	7,662	6,857
Income taxes receivable	2,917	1,402
Deferred tax asset	13,118	9,667
Total current assets	162,701	119,222

Property and equipment:
Leasehold improvements	39,285	37,463
Computer equipment and related software	316,808	290,392
Furniture and office equipment	23,257	22,881
Capital projects in process	38,389	25,228
	417,739	375,964
Less accumulated depreciation	(252,043)	(217,766)
	165,696	158,198

Other assets	75,550	53,629
Intangible assets, net	69,161	79,162
Goodwill, net	338,800	338,800

Total assets	$811,908	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2014	December 31, 2013
Current liabilities:
Accounts payable	$37,204	$33,125
Accrued salaries and benefits	24,198	20,157
Accrued liabilities	62,674	32,065
Deferred revenue	8,282	4,496
Contract billings in excess of earned revenue	15,232	17,411
Current portion of long-term debt	20,613	14,340
Current portion of long-term liabilities	2,127	2,822
Total current liabilities	170,330	124,416

Long-term debt	231,112	237,582
Long-term deferred tax liability	32,883	33,320
Other long-term liabilities	72,993	51,003

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 35,511,221 and 35,107,303 shares outstanding	35	35
Additional paid-in capital	292,346	283,244
Retained earnings	42,439	48,000
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(2,048)	(407)
Total stockholders' equity	304,590	302,690

Total liabilities and stockholders' equity	$811,908	$749,011

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$742,183	$663,285	$677,170
Cost of services (exclusive of depreciation and amortization of $37,741, $36,183, and $36,094, respectively, included below)	598,280	547,387	533,880
Selling, general and administrative expenses	65,377	61,205	60,888
Depreciation and amortization	53,378	52,791	51,734
Legal settlement charges	17,715	—	—
Restructuring and related charges	—	—	1,773

Operating income	7,433	1,902	28,895
Interest expense	17,581	16,079	14,149

Income (loss) before income taxes	(10,148)	(14,177)	14,746
Income tax expense (benefit)	(4,587)	(5,636)	6,722

Net income (loss)	$(5,561)	$(8,541)	$8,024

Income (loss) per share:
Basic	$(0.16)	$(0.25)	$0.24

Diluted(1)	$(0.16)	$(0.25)	$0.24

Comprehensive income (loss)	$(7,202)	$(8,019)	$8,884

Weighted average common shares and equivalents
Basic	35,302	34,489	33,597
Diluted (1)	35,302	34,489	33,836

See accompanying notes to the consolidated financial statements.

(1) The assumed exercise of stock-based compensation awards for the years ended December 31, 2014 and December 31, 2013 was not considered because the impact would be anti-dilutive.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$(5,561)	$(8,541)	$8,024
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of income taxes of $44, $972, and $493, respectively	171	1,277	780
Foreign currency translation adjustment	(1,812)	(755)	80
Total other comprehensive income (loss), net of tax	(1,641)	522	860
Comprehensive income (loss)	$(7,202)	$(8,019)	$8,884

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Loss	Total
Balance, December 31, 2011	$—	$33	$247,137	$48,517	(28,182)	$(1,789)	$265,716
Comprehensive income	—	—	—	8,024	—	860	8,884
Exercise of stock options	—	1	2,834	—	—	—	2,835
Tax effect of stock options and restricted stock units	—	—	(5,043)	—	—	—	(5,043)
Share-based employee compensation expense	—	—	6,371	—	—	—	6,371
Issuance of stock in conjunction with Ascentia acquisition	—	—	58	—	—	—	58
Balance, December 31, 2012	$—	$34	$251,357	$56,541	$(28,182)	$(929)	$278,821
Comprehensive loss	—	—	—	(8,541)	—	522	(8,019)
Exercise of stock options	—	1	12,747	—	—	—	12,748
Tax effect of stock options and restricted stock units	—	—	(3,225)	—	—	—	(3,225)
Share-based employee compensation expense	—	—	7,116	—	—	—	7,116
Issuance of warrants	—	—	15,150	—	—	—	15,150
Issuance of stock in conjunction with Ornish partnership	—	—	467	—	—	—	467
Other	—	—	(368)	—	—	—	(368)
Balance, December 31, 2013	$—	$35	$283,244	$48,000	$(28,182)	$(407)	$302,690
Comprehensive loss	—	—	—	(5,561)	—	(1,641)	(7,202)
Exercise of stock options	—	—	2,851	—	—	—	2,851
Tax effect of stock options and restricted stock units	—	—	(3,737)	—	—	—	(3,737)
Share-based employee compensation expense	—	—	8,349	—	—	—	8,349
Issuance of warrants	—	—	1,639	—	—	—	1,639
Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$304,590

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,561)	$(8,541)	$8,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	53,378	52,791	51,734
Amortization and write-off of deferred loan costs	1,855	1,685	2,284
Amortization of debt discount	6,757	3,140	—
Share-based employee compensation expense	8,349	7,116	6,371
Deferred income taxes	(6,972)	(5,077)	(1,334)
Excess tax benefits from share-based payment arrangements	(525)	(718)	(492)
(Increase) decrease in accounts receivable, net	(38,130)	19,099	(23,439)
Decrease (increase) in other current assets	1,589	(598)	2,984
(Decrease) increase in accounts payable	(9,343)	9,224	(995)
Increase (decrease) in accrued salaries and benefits	3,165	(5,780)	(12,980)
Increase (decrease) in other current liabilities	26,990	(1,196)	13,637
Other	10,546	383	(5,096)
Net cash flows provided by operating activities	52,098	71,528	40,698

Cash flows from investing activities:
Acquisition of property and equipment	(42,991)	(41,346)	(48,912)
Investment in joint ventures	(7,050)	(6,507)	—
Business acquisitions, net of cash acquired	—	(830)	(4,693)
Other	(1,164)	(1,210)	(6,872)
Net cash flows used in investing activities	(51,205)	(49,893)	(60,477)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	467,126	352,850	755,550
Payments of long-term debt	(481,515)	(529,874)	(736,355)
Excess tax benefits from share-based payment arrangements	525	718	492
Exercise of stock options	2,851	12,748	2,835
Deferred loan costs	(391)	(5,264)	(2,547)
Proceeds from cash convertible senior notes	—	150,000	—
Proceeds from convertible note	—	20,000	—
Proceeds from sale of warrants	—	15,150	—
Payments for cash convertible note hedge transaction	—	(36,750)	—
Change in cash overdraft and other	11,227	526	582
Net cash flows (used in) provided by financing activities	(177)	(19,896)	20,557

Effect of exchange rate changes on cash	(1,535)	(914)	117

Net (decrease) increase in cash and cash equivalents	(819)	825	895

Cash and cash equivalents, beginning of period	2,584	1,759	864

Cash and cash equivalents, end of period	1,765	2,584	1,759

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,503	$10,080	$12,001
Cash paid during the period for income taxes	$2,399	$650	$2,282

Noncash Activities:
Assets acquired through capital lease obligation	$6,702	$—	$—
Issuance of unregistered common stock associated with Ornish partnership	$—	$467	$—
Issuance of unregistered common stock associated with Ascentia acquisition	$—	$—	$58

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013, and 2012

1.	Summary of Significant Accounting Policies

Founded and incorporated in Delaware in 1981, Healthways, Inc. and its wholly-owned subsidiaries provide comprehensive total population health management solutions that are uniquely designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. Total population health management involves a proactive approach to reducing avoidable disease incidence – a considerable improvement from the more traditional and more costly method of waiting for people to get a disease before acting.

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

c.  Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed, net of contractual allowances (reflected as a reduction of revenue) and allowances for doubtful accounts (reflected as selling, general and administrative expenses). These combined allowances totaled $2.6 million and $2.0 million at December 31, 2014 and December 31, 2013, respectively. Unbilled receivables primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers® fitness solution, billed one month in arrears, and certain performance-based fees that cannot be billed until after they are reconciled with the customer.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts and for contractual allowances (such as data reconciliation differences) on a specific identification basis.

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $42.2 million, $40.1 million, and $39.1 million, respectively, including amortization of assets recorded under capital leases.

Net computer software at December 31, 2014 and 2013 was $98.0 million and $99.1 million, respectively.  Amortization expense related to computer software for the years ended December 31, 2014, 2013, and 2012 was $29.9 million, $26.5 million, and $24.9 million, respectively.

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

Intangible assets not subject to amortization at December 31, 2014 and 2013 consist of a trade name of $29.0 million.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

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

We estimate the fair value of our reporting units using a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.

h. Contract Billings in Excess of Earned Revenue - Contract billings in excess of earned revenue primarily represent performance-based fees subject to refund that we have not recognized as revenues because either (1) data from the customer is insufficient or incomplete to measure performance; or (2) interim performance measures indicate that we are not currently meeting performance targets.

i. Accounts Payable - Accounts payable consists of short-term trade obligations and includes cash overdrafts attributable to disbursements not yet cleared by the bank.

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

k. Revenue Recognition - We recognize revenue as services are performed when persuasive evidence of an arrangement exists, collectability is reasonably assured, and amounts are fixed or determinable.

Our fees are generally billed on a PMPM basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 6% of revenues recorded during the year ended December 31, 2014 were performance-based of which 2% were subject to final reconciliation as of December 31, 2014.

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

We generally assess our level of performance for our contracts based on medical claims and other data that the customer is contractually required to supply, interim assessments of achievement against performance targets, or metrics available from our operating platforms.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported.  In addition, we may also provide reserves for contractual allowances (such as data reconciliation differences) as appropriate.
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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2014, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $26.0 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During 2014, 2013 and 2012, we recognized a net increase in revenue of $7.9 million, $8.2 million, and $9.2 million that related to services provided prior to each respective year.

l.  Earnings (Loss) Per Share – We calculate basic earnings (loss) per share using weighted average common shares outstanding during the period.  We calculate diluted earnings (loss) per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period unless the impact would be anti-dilutive.  See Note 13 for a reconciliation of basic and diluted earnings (loss) per share.

m.  Share-Based Compensation – We recognize all share-based payments to employees in the consolidated statements of operations over the required vesting period based on estimated fair values at the date of grant.  See Note 12 for further information on share-based compensation.

n. Derivative Instruments and Hedging Activities – We use derivative instruments to manage risks related to interest, foreign currencies, and the cash convertible senior notes (as discussed in Note 6). We account for derivatives in accordance with Financial Accounting Standards Board ("FASB")  Accounting Standards Codification ("ASC") Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets. See Note 7 for further information on derivative instruments and hedging activities.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-9 which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

3.	Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2012, 2013, and 2014 is shown below:

(In thousands)
Balance, December 31, 2011	$335,392
Ascentia purchase	3,303
Balance, December 31, 2012	338,695
Other adjustments	105
Balance, December 31, 2013	338,800
Other adjustments	—
Balance, December 31, 2014	$338,800

In April 2012, we acquired Ascentia Health Care Solutions ("Ascentia"), a firm that supports and promotes total population health management, patient centered programs, payer strategies and physician practice enhancement programs, for $5.5 million in cash.  In addition, we issued 14,409 unregistered shares of our common stock in connection with the Ascentia acquisition which were valued in the aggregate at $0.1 million.

As of December 31, 2014 and December 31, 2013, the gross amount of goodwill totaled $521.1 million, and we had accumulated impairment losses of $182.4 million.

4.	Intangible Assets

Intangible assets subject to amortization at December 31, 2014 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$16,170	$13,445	$2,725
Acquired technology	19,268	16,709	2,559
Patents	24,711	17,486	7,225
Distributor and provider networks	8,709	7,711	998
Perpetual license to survey-based data	31,000	5,315	25,685
Other	2,140	1,220	920
Total	$101,998	$61,886	$40,112

Intangible assets subject to amortization at December 31, 2013 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$59,574	$51,512	$8,062
Acquired technology	29,431	25,589	3,842
Patents	24,547	15,081	9,466
Distributor and provider networks	8,709	7,190	1,519
Perpetual license to survey-based data	30,000	3,986	26,014
Other	5,077	3,867	1,210
Total	$157,338	$107,225	$50,113

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from three to 25 years.  Total amortization expense for the years ended December 31, 2014, 2013, and 2012, was $11.2 million, $12.7 million, and $12.6 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2015	$6,778
2016	4,998
2017	3,338
2018	2,714
2019	2,395
2020 and thereafter	19,889
Total	$40,112

Intangible assets not subject to amortization at December 31, 2014 and 2013 consist of a trade name of $29.0 million.

5.                  Income Taxes

Income tax expense is comprised of the following:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Current taxes
Federal	$483	$(1,311)	$(1,271)
State	269	741	774
Foreign	1,316	1,693	1,754
Deferred taxes
Federal	(4,844)	(5,842)	4,803
State	(1,938)	(1,018)	413
Foreign	127	101	249
Total	$(4,587)	$(5,636)	$6,722

Our foreign income before income taxes was $5.2 million, $4.5 million, and $4.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax liability as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013

Deferred tax asset:
Accruals and reserves	$17,769	$14,159
Deferred compensation	4,372	3,933
Share-based payments	9,368	10,703
Net operating loss carryforwards	7,167	8,303
Cash conversion derivative and cash convertible notes hedge, respectively	4,459	3,553
Other assets	3,124	1,486
	46,259	42,137
Valuation allowance	(3,836)	(3,630)
	$42,423	$38,507
Deferred tax liability:
Property and equipment	$(44,832)	$(44,740)
Intangible assets	(11,778)	(13,418)
Cash convertible notes hedge and cash conversion derivative, respectively	(4,459)	(3,553)
Other liabilities	(1,119)	(449)
	(62,188)	(62,160)
Net deferred tax liability	$(19,765)	$(23,653)

Net current deferred tax asset	$13,118	$9,667
Net long-term deferred tax liability	(32,883)	(33,320)
	$(19,765)	$(23,653)

Based on the Company's historical and expected future taxable earnings, we believe it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at December 31, 2014.

For 2014, 2013 and 2012, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.

We recorded a tax effect of $44,000, $1.0 million, and $0.5 million in 2014, 2013, and 2012, respectively, related to our interest rate swap agreements (see Note 7) to stockholders' equity as a component of accumulated other comprehensive income (loss).

At December 31, 2014, we had international net operating loss carryforwards totaling approximately $14.5 million with an indefinite carryforward period, approximately $7.3 million of federal loss carryforwards, and approximately $17.2 million of state loss carryforwards.  We have provided a valuation allowance on certain deferred tax assets associated with our international net operating loss carryforwards.  The federal loss carryforwards originating from acquired entities are subject to an annual limitation under Internal Revenue Code Section 382, and expire in 2021 if not utilized.  The state loss carryforwards are expected to be fully utilized during future periods and expire from 2017 through 2032.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $14.9 million as of December 31, 2014. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been recorded thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012

Statutory federal income tax	$(3,552)	$(4,962)	$5,161
State income taxes, less federal income tax benefit	(456)	(669)	453
Permanent items	137	634	389
Change in valuation allowance	206	388	285
Prior year tax adjustments	(42)	140	263
Uncertain tax position reversal	—	(1,137)	—
State income tax credits	(650)	—	—
Net impact of foreign earnings	(218)	(175)	39
Other	(12)	145	132
Income tax expense (benefit)	$(4,587)	$(5,636)	$6,722

Uncertain Tax Positions

During 2013, we recorded a $1.1 million reduction to an unrecognized tax benefit due to the expiration of the applicable statutes of limitations for the 2009 tax year. As of December 31, 2014 and 2013, we had $0.3 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  During 2012, we included an immaterial amount of net interest related to uncertain tax positions as a component of income tax expense. During 2013 and 2014, there were no interest and penalties related to unrecognized tax benefits recorded as income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2012	$1,348
Decreases based upon a lapse of the applicable statute of limitations	(1,060)
Unrecognized tax benefits at December 31, 2013	$288
Decreases based upon tax positions related to prior years	(35)
Unrecognized tax benefits at December 31, 2014	$253

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in these jurisdictions include 2011 to present.

6.	Long-Term Debt

The Company's long-term debt consists of the following at December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
Cash Convertible Notes, net of unamortized discount	$123,148	$116,392
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	97,500	110,000
Revolver	4,950	3,625
Capital lease obligations and other	6,127	1,905
	251,725	251,922
Less: current portion	(20,613)	(14,340)
	$231,112	$237,582
1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of the cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2014. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2014 and December 31, 2013. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the year ended December 31, 2014, we recorded $6.8 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at December 31, 2014 and December 31, 2013 was $123.1 million and $116.4 million, respectively, net of the unamortized discount of $26.9 million and $33.6 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elected to convert the Cash Convertible Notes at a time when our stock price exceeded the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 8 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of December 31, 2014.

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

CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which is in addition to certain existing commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.  The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all indebtedness of the Company under the Fifth Amended Credit Agreement (as defined below), and (b) any other senior debt of the Company, which currently includes only the Cash Convertible Notes.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of December 31, 2014, we had issued CareFirst Warrants totaling 190,683 at a weighted average exercise price of $16.92, all of which were issued in 2014. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $97.5 million of which remained outstanding at December 31, 2014, and an uncommitted incremental accordion facility of $100.0 million.

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

On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the Blue Cross Blue Shield of Minnesota ("BCBSMN") legal settlement (discussed in Note 10) and, for any period that includes a fiscal quarter ending on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans, and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million. As of December 31, 2014, availability under the revolving credit facility totaled $95.9 million as calculated under the most restrictive covenant.

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

             The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fifth Amended Credit Agreement, the Cash Convertible Notes, and the CareFirst Convertible Note for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2015	$17,500
2016	20,000
2017	64,950
2018	150,000
2019	20,000
2020 and thereafter	—
Total	$272,450

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

7.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest, foreign currencies, and the Cash Convertible Notes. We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 6), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 6).  We maintain interest rate swap agreements with current notional amounts of $125.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $75.0 million was effective at December 31, 2014, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective. As of December 31, 2014, we expect to reclassify $0.3 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the year ended December 31, 2014 and 2013:

(In thousands)	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2014	December 31, 2013
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	292	(332)
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(507)	(1,916)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the years ended December 31, 2014 and 2013, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the years ended December 31, 2014, 2013 and 2012.

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

The gains and losses resulting from changes in the fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

	Year Ended
(In thousands)	December 31, 2014	December 31, 2013	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$20,259	$(8,984)	Selling, general and administrative expense
Cash Conversion Derivative:
Net unrealized gain (loss)	$(20,259)	$8,984	Selling, general and administrative expense

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At December 31, 2014, we had forward contracts with notional amounts of $24.7 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into in order to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at December 31, 2014 and December 31, 2013, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2014			December 31, 2013
(In thousands)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$477	$—	$—	$178	$—	$—
Other assets	—	—	48,025	—	—	27,766
Total assets	$477	$—	$48,025	$178	$—	$27,766

Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$111	$—	$—	$67	$—	$—
Other long-term liabilities	—	—	48,025	—	—	27,766

Derivatives designated as hedging instruments:
Other long-term liabilities	—	395	—	—	505	—
Total liabilities	$111	$395	$48,025	$67	$505	$27,766

8.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013:

(In thousands) December 31, 2014	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$477	$—	$477	$(111)	$366
Cash Convertible Notes Hedges	—	48,025	48,025	—	48,025
Liabilities:
Foreign currency exchange contracts	$111	$—	$111	$(111)	$—
Interest rate swap agreements	395	—	395	—	395
Cash Conversion Derivative	—	48,025	48,025	—	48,025

(In thousands) December 31, 2013	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$178	$—	$178	$(57)	$121
Cash Convertible Notes Hedges	—	27,766	27,766	—	27,766
Liabilities:
Foreign currency exchange contracts	$67	$—	$67	$(57)	$10
Interest rate swap agreements	505	—	505	—	505
Cash Conversion Derivative	—	27,766	27,766	—	27,766

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2013	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at December 31, 2014
Cash Convertible Notes Hedges	$27,766	$—	$—	$20,259	$48,025
Cash Conversion Derivative	(27,766)	—	—	(20,259)	(48,025)

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

During the fourth quarter of 2014, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have two reporting units, domestic and international. The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  However, we elected not to perform a qualitative assessment, instead proceeding to the quantitative review described below.

We estimated the fair value of our reporting units using a combination of a discounted cash flow model and a market-based approach, and we reconciled the aggregate fair value of our reporting units to our consolidated market capitalization. Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach. Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.  We determined that the carrying value of goodwill was not impaired based upon the impairment review.

Also during the fourth quarter of 2014, we estimated the fair value of our indefinite-lived intangible asset, a trade name, using a present value technique, which required management's estimate of future revenues attributable to this trade name, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.  We determined that the carrying value of the trade name was not impaired based upon the impairment review.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2014 was as follows:

Cash and cash equivalents – The carrying amount of $1.8 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility, the Cash Convertible Notes and the CareFirst Convertible Note (see Note 6) are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at December 31, 2014 are $101.9 million and $102.5 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at December 31, 2014 was $176.4 million, which is based on the last traded price of the Cash Convertible Notes on December 31, 2014, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at December 31, 2014 was $123.1 million, which is net of the debt discount discussed in Note 6.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our stock, or on an observable index and is therefore classified as a Level 3 valuation. At December 31, 2014, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value because there were no factors present that would materially impact the fair value since its issuance on October 1, 2013.

9.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of the Cash Conversion Derivative (see Notes 6 and 7), deferred rent (see Note 11), a deferred compensation plan, and accrued performance cash (if pre-established performance metrics are met).

We have a non-qualified deferred compensation plan under which certain employees may defer a portion of their salaries and receive a Company matching contribution plus a discretionary contribution based on the Company's performance against financial targets.  Company contributions vest equally over four years.  We do not fund the plan and carry it as an unsecured obligation.  Participants in the plan elect payout dates for their account balances, which can be no earlier than four years from the beginning of the plan year.

As of December 31, 2014 and 2013, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $7.4 million and $6.8 million, respectively, net of the current portions of $0.5 million and $1.0 million, respectively.  For the next five years ending December 31, 2019 we must make estimated plan payments of $0.5 million, $1.2 million, $0.3 million, $0.3 million, and $0.1 million, respectively.

In addition, under our stock incentive plan, we issue performance-based cash awards to certain employees based on pre-established performance metrics. Based on achievement of the performance metrics, the awards vest on the fourth anniversary of the grant date and are paid shortly thereafter.

As of December 31, 2014 and 2013, accrued performance cash totaled $0.9 million and $0, respectively.

10.	Commitments and Contingencies

Contract Disputes

On January 25, 2010, BCBSMN issued notice of arbitration with the American Arbitration Association in Minneapolis in accordance with the terms of the contract alleging violations of certain contract provisions and seeking recoupment of an unspecified amount of payments made to us under the contract. We believe we performed our services in compliance with the terms of our agreement and that the assertions made in the arbitration notice are without merit.  On August 3, 2011, we asserted numerous counterclaims against BCBSMN. On April 15, 2014, we entered into an agreement with BCBSMN to resolve this dispute.  Under the terms of the agreement, we agreed to pay BCBSMN in two separate installments: $4 million, which was paid in April 2014, and $5.5 million which was paid in January 2015.

On September 10, 2012, Plastipak Packaging, Inc. ("Plastipak") filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us. On February 4, 2015, the Court announced an award of $7.2 million in favor of Plastipak, which amount is included in our consolidated balance sheet and results of operations as of and for the year ended December 31, 2014.

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways WholeHealth Networks, Inc. ("HWHN"), were named in a putative class action lawsuit filed in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the Telephone Consumer Protection Act ("TCPA"), as amended by the Junk Fax Prevention Act ("JFPA"), in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the Federal Communications Commission ("FCC"), those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division ("California Matter").

On December 22, 2014, HWHN was also named in a putative class action lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division ("Illinois Matter"), seeking damages and other relief relating to alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois common law in connection with faxes allegedly sent to members of HWHN's network of complementary and alternative care practitioners. The complaint seeks damages in an unstated amount.

We deny the claims and intend to vigorously defend these actions.

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC a Petition for Retroactive Waiver ("Waiver Petition") of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. The FCC has previously granted retroactive waivers of that regulation to several petitioners who were facing lawsuits alleging that the petitioners failed to include the "opt-out" language in fax advertisements sent with the prior express invitation or permission of the recipients. We cannot predict whether the FCC will grant our Waiver Petition or, if granted, the impact on the California Matter or the Illinois Matter.

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

Summary

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial statements.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup and a global joint venture agreement with Gallup in October 2012 that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $34.5 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $133.3 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $276.3 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

11.	Leases

We maintain operating lease agreements principally for our corporate office space, our well-being improvement call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters and one of our well-being improvement call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona which contains additional corporate colleagues and one of our well-being improvement call centers.  In addition, we lease office space for our six other well-being improvement call center locations for an aggregate of approximately 140,000 square feet of space with lease terms expiring on various dates from 2015 to 2021.  Our operations support and training offices contain approximately 70,000 square feet in aggregate and have lease terms expiring from 2015 to 2022.

Our corporate office lease agreement contains escalation clauses and provides for two renewal options of five years each at then prevailing market rates.  The base rent for the initial 15-year term ranges from $4.3 million to $6.6 million per year over the term of the lease.  The landlord provided a tenant improvement allowance equal to approximately $10.7 million.  We record leasehold improvement incentives as deferred rent and amortize them as reductions to rent expense over the lease term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2014, 2013, and 2012, rent expense under lease agreements was approximately $13.2 million, $12.9 million, and $12.9 million, respectively.  Our capital lease obligations, which primarily include computer equipment leases, are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments under all capital leases and non-cancelable operating leases for each of the next five years and thereafter:

(In thousands)	Capital	Operating
Year ending December 31,	Leases	Leases
2015	$1,709	$13,724
2016	1,442	13,443
2017	1,258	13,006
2018	365	13,282
2019	—	12,553
2020 and thereafter	—	23,903
Total minimum lease payments	$4,774	$89,911
Less: amount representing interest	(238)
Present value of minimum lease payments	4,536
Less: current portion	(1,576)
	$2,960

12.        Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  We currently have four types of share-based awards outstanding under these plans: stock options, restricted stock units, restricted stock, and performance-based stock units (beginning in June 2014).  A portion of the performance-based stock units granted also includes a market condition based on our total shareholder return.

We grant options under these plans at market value on the date of grant, except in the case of certain performance awards which may be granted at a price above market value.  The options generally vest over four years based on service conditions and expire ten years from the date of grant.  Restricted stock units and restricted stock awards generally vest over four years. Performance-based stock units have a multi-year performance period and vest four years from the grant date. We recognize share-based compensation expense for options, restricted stock units, and restricted stock awards on a straight-line basis over the vesting period. We recognize compensation expenses for performance-based stock units over the requisite service period if it is probable that the performance target will be achieved, and we subsequently adjust the expense if the probability assessment changes. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan).  At December 31, 2014, we had reserved approximately 0.5 million shares for future equity grants under our stock incentive plan.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2014, 2013, and 2012.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2014	2013	2012
Total share-based compensation	$8.3	$7.1	$6.4
Share-based compensation included in cost of services	3.8	2.9	3.0
Share-based compensation included in selling, general and administrative expenses	4.5	4.2	3.4
Total income tax benefit recognized	3.3	2.8	2.5

As of December 31, 2014, there was $21.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

We use a lattice-based binomial option valuation model ("lattice binomial model") to estimate the fair values of stock options.  We base expected volatility on historical volatility due to the low volume of traded options on our common stock.  The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model.

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value of options per share	$9.05	$7.29	$4.01

Assumptions:
Expected volatility	54.6%	53.8%	54.4%
Expected dividends	—	—	—
Expected term (in years)	4.7	5.1	5.1
Risk-free rate	2.4%	1.9%	2.0%

A summary of option activity as of December 31, 2014 and the changes during the year then ended is presented below:

Options	Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2014	4,325	$15.09
Granted	98	16.60
Exercised	(224)	12.75
Forfeited	(80)	12.87
Expired	(555)	29.94
Outstanding at December 31, 2014	3,564	$13.01	6.4	$27,511
Exercisable at December 31, 2014	1,942	$14.26	5.5	$13,940

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2014, 2013, and 2012 was $1.1 million, $3.2 million, and $1.3 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2014 was $2.9 million.  The actual tax benefit realized during 2014 for the tax deductions from option exercises totaled $0.4 million.  We issue new shares of common stock upon exercise of stock options.

Nonvested Shares

The fair value of restricted stock and restricted stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2014, 2013 and 2012, was $16.72, $13.12, and $8.29, respectively. The fair value of performance-based stock units is determined based on the closing bid price of the Company's common stock on the grant date, except that the Monte Carlo simulation valuation model is used to determine the fair value of any performance-based stock units with a market condition. The weighted average grant-date fair value of all performance-based stock units granted during the year ended December 31, 2014 was $14.77. No performance-based stock units were granted during the years ended December 31, 2013 and 2012.

The following table sets forth a summary of our nonvested shares as of December 31, 2014 as well as activity during the year then ended.  The total grant-date fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $2.5 million, $3.1 million, and $3.6 million, respectively.

	Restricted Stock Units		Performance-Based Stock Units
Nonvested Shares	Shares (thousands)	Weighted Average Grant Date Fair Value Per Share	Shares (thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	841	$10.44	—	$—
Granted	475	16.72	341	14.77
Vested	(231)	10.83	—	—
Forfeited	(38)	11.80	—	—
Nonvested at December 31, 2014	1,047	$13.15	341	$14.77

13.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013, and 2012:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2014	2013	2012
Net income (loss)	$(5,561)	$(8,541)	$8,024

Denominator:
Shares used for basic earnings (loss) per share	35,302	34,489	33,597
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options (1)	—	—	37
Restricted stock units (1)	—	—	202
Shares used for diluted earnings (loss) per share (1)	35,302	34,489	33,836

Earnings (loss) per share:
Basic	$(0.16)	$(0.25)	$0.24
Diluted (1)	$(0.16)	$(0.25)	$0.24

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	1,865	3,234	4,926
Restricted stock units	453	334	193
Performance-based stock units	20	—	—
Warrants related to Cash Convertible Notes	7,707	7,707	—
CareFirst Convertible Note	892	892	—
CareFirst Warrants	87	—	—

(1) The assumed exercise of stock-based compensation awards for the years ended December 31, 2014 and December 31, 2013 was not considered because the impact would be anti-dilutive.

14.            Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the twelve months ended December 31, 2014 and 2013:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive income (loss) before reclassifications, net of tax	(135)	(1,812)	(1,947)
Amounts reclassified from accumulated OCI, net of tax	306	—	306
Net increase (decrease) in other comprehensive income (loss), net of tax	171	(1,812)	(1,641)
Accumulated OCI, net of tax, as of December 31, 2014	$(342)	$(1,706)	$(2,048)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2013	$(1,790)	$861	$(929)
Other comprehensive income (loss) before reclassifications, net of tax	189	(755)	(566)
Amounts reclassified from accumulated OCI, net of tax	1,088	—	1,088
Net increase (decrease) in other comprehensive income (loss), net of tax	1,277	(755)	522
Accumulated OCI, net of tax, as of December 31, 2013	$(513)	$106	$(407)

The following table provides details about reclassifications out of accumulated OCI for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Statement of Comprehensive Income
(In thousands)	2014	2013	(Loss) Classification
Interest rate swaps	$507	$1,916	Interest expense
	(201)	(828)	Income tax benefit
	$306	$1,088	Net of tax

See Note 7 for further discussion of our interest rate swaps.

15.	Stockholder Rights Plan

On June 19, 2000, our Board adopted a stockholder rights plan under which holders of common stock as of June 30, 2000 received preferred stock purchase rights as a dividend at the rate of one right per share.  As amended in June 2004 and July 2006, each right initially entitled its holder to purchase one one-hundredth of a Series A preferred share at $175.00, subject to adjustment.  Upon becoming exercisable, each right allowed the holder (other than the person or group whose actions have triggered the exercisability of the rights), under alternative circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. The rights expired on June 15, 2014.

16.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the "401(k) Plan") available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the 401(k) Plan totaled $3.3 million, $3.1 million, and $2.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

17.	Segment Disclosures

We have two operating segments (domestic and international) that we have aggregated into one reportable segment, well-being improvement services.  Our integrated well-being improvement services include disease management, health coaching, and wellness and prevention programs. Further, we report revenues from our external customers on a consolidated basis since well-being improvement is the only service that we provide. Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for more than 95% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2014 and December 31, 2013.

During 2014 and 2013, we derived approximately 11.6% and 10.5%, respectively, of our revenues from one customer, with no other customer comprising 10% or more of our revenues.

18.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2014	First	Second	Third	Fourth
	(1), (2), (4)	(1), (2)	(2)	(2), (4)
Revenues	$176,777	$180,613	$185,656	$199,136
Gross margin	$19,257	$24,533	$27,314	$35,058
Income (loss) before income taxes	$(14,884)	$(814)	$2,998	$2,551
Net income (loss)	$(9,596)	$(517)	$1,973	$2,578

Basic earnings (loss) per share (3)	$(0.27)	$(0.01)	$0.06	$0.07
Diluted earnings (loss) per share (3)	$(0.27)	$(0.01)	$0.05	$0.07

Year Ended December 31, 2013	First	Second	Third	Fourth
	(1)	(1)	(2)	(1), (2)
Revenues	$165,165	$162,270	$166,615	$169,235
Gross margin	$15,083	$19,916	$26,391	$18,326
Income (loss) before income taxes	$(6,044)	$(1,650)	$1,108	$(7,591)
Net income (loss)	$(3,949)	$(1,101)	$1,799	$(5,290)

Basic earnings (loss) per share (3)	$(0.12)	$(0.03)	$0.05	$(0.15)
Diluted earnings (loss) per share (3)	$(0.12)	$(0.03)	$0.05	$(0.15)

(1) The assumed exercise of stock-based compensation awards for this period was not considered in the calculation of diluted earnings (loss) per share because the impact would have been anti-dilutive.

(2) Includes charges related to non-cash interest associated with amortization of a debt discount of $1.6 million, $1.7 million, $1.7 million, and $1.7 million for the first, second, third and fourth quarter of 2014, respectively, and $1.5 million and $1.6 million for the third and fourth quarter of 2013, respectively.
(3) We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive securities outstanding for each period.  Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(4) Includes charges for the first quarter of 2014 of approximately $9.4 million in connection with our settlement of a legal matter and $8.3 million for the fourth quarter of 2014 related to two additional legal settlements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective and the material weakness that existed in the Company's internal control over financial reporting as first disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 has now been remediated.

The remediation included implementing a standard process for preparing contemporaneous documentation of accounting conclusions reached for revenue recognition in customer contracts as well as additional annual training for appropriate personnel on the accounting treatment for these arrangements and further centralization of contracting activity.

Management's Annual Report on Internal Control over Financial Reporting

Management, including the principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"). Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, as stated in their report which is included in this Annual Report.

Remediation of Material Weakness

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we first disclosed that management identified a material weakness in our internal control over financial reporting related to the revenue recognition process, specifically related to the application of the revenue recognition accounting guidance to new or amended non-standard contracts. As a result of this material weakness, an error was identified in recognizing revenue on an amended non-standard contract. This error was corrected prior to the Company reporting its earnings for the quarter ended March 31, 2014 on April 24, 2014. However, the material weakness mentioned above has now been remediated. We have implemented a standard process for preparing contemporaneous documentation of accounting conclusions reached for revenue recognition in customer contracts. Further we have incorporated additional annual training for appropriate personnel on the accounting treatment for these arrangements and further centralization of contracting activity.

Changes in Internal Control Over Financial Reporting

The remediation actions described above were the only changes in our internal control over financial reporting during the three months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Our Board has determined that our 2015 Annual Meeting of Stockholders will be held on May 19, 2015. We currently contemplate that our annual report and definitive proxy materials will be made available to our stockholders beginning on or about April 9, 2015. Pursuant to our Amended and Restated Bylaws, as amended, as a result of the 2015 Annual Meeting of Stockholders being advanced by more than 30 days before the anniversary date of our 2014 Annual Meeting of Stockholders, for nominations or other business to be properly brought before the 2015 Annual Meeting of Stockholders by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company by the close of business on March 23, 2015, the tenth (10th) day following the date on which public announcement of the date of such meeting was first made.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Corporate Governance," and Section 16(a) Beneficial Reporting Compliance in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Report, under the caption "Executive Officers of the Registrant."

Code of Business Conduct

We have adopted a code of business conduct ("code of conduct") applicable to our principal executive, financial, and accounting officers. The code of conduct is available under "Corporate Governance" accessible through the "Investors" link on our website at www.healthways.com. We intend to post any waiver of a provision of the code of conduct granted to any principal executive, financial, or accounting officers or any material amendment to the code of conduct at this location on our website. The code of conduct is available free of charge upon request to our Secretary, Healthways, Inc., 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Item 11.	Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Amendment of the Company's 2014 Stock Incentive Plan" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 19, 2015 and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company's fiscal quarter ended February 29, 2004, File No. 000-19364]

3.4	Amendment to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 15, 2007, File No. 000-19364]

3.5	Amendment No. 2 to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 3, 2008, File No. 000-19364]

3.6	Amendment No. 3 to Amended and Restated Bylaws [incorporated by reference to Exhibit 3.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2
Indenture dated as of July 8, 2013 between the Company and U.S. Bank National Association [incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

4.3	Form of 1.50% Cash Convertible Senior Note due 2018 (included in Exhibit 4.2)

10.1
Office Lease dated as of May 4, 2006 between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 5, 2006, File No. 000-19364]

10.2
Master Services Agreement dated May 25, 2011 between the Company and HP Enterprise Services, LLC [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364] *

10.3
Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated June 8, 2012 between the Company and SunTrust Bank as Administrative Agent, JPMorgan Chase Bank, N.A.as Documentation Agent, and U.S. Bank National Association and Fifth Third Bank as Co-Syndication Agents [incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K dated June 11, 2012, File No. 000-19364]

10.4
First Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated February 5, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2013, File No. 000-19364]

10.5
Second Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated March 15, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2013, File No. 000-19364]

10.6
Third Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement and First Amendment to Second Amended and Restated Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 2013, File No. 000-19364]

10.7
Fourth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated April 14, 2014 between the Company and SunTrust Bank as Administrative Agent  [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.8	Fifth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated December 29, 2014 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 30, 2014, File No. 000-19364]

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

10.16
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.17
Investment Agreement dated October 1, 2013 between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]*

10.18
Convertible Senior Subordinated Note dated October 1, 2013 issued by the Company to CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.19	Form of Common Stock Purchase Warrant [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.20
Registration Rights Agreement dated October 1, 2013 between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.21
Nomination and Standstill Agreement dated June 2, 2014 among the Company, North Tide Capital Master, LP, North Tide Capital, LLC and Conan J. Laughlin [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 3, 2014, File No. 000-19364]

Management Contracts and Compensatory Plans

10.22
Amended and Restated Employment Agreement dated December 21, 2012 between the Company and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.5 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.23
Amended and Restated Employment Agreement dated November 30, 2012 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.24
Amended and Restated Employment Agreement dated September 2, 2014 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.25
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.26
Amendment to Employment Agreement dated September 2, 2014 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.27
Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.28
Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.29
Employment Agreement dated January 15, 2013 between the Company and Matthew Michela [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.30	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.31	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.32	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.33	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.34	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.35	Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.36
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.37
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.38
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.39
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.40
2007 Stock Incentive Plan Performance Cash Award Agreement dated March 3, 2009 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 4, 2009, File No. 000-19364]

10.41
2007 Stock Incentive Plan Performance Cash Award Agreement dated May 25, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.42
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.43
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.44
2007 Stock Incentive Plan Performance Cash Award Agreement dated January 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.45
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.46
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.29 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.47
2007 Stock Incentive Plan Performance Cash Award Agreement dated February 28, 2013 [incorporated by reference to Exhibit 10.30 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.48
2007 Stock Incentive Plan Performance Cash Award Agreement for Peter Choueiri dated February 28, 2013 [incorporated by reference to Exhibit 10.31 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.49
Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.50
Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.51
Form of Performance Share Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.52
Form of Performance Cash Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.53
Form of Non-Qualified Stock Option Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.54
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 2, 2014 [incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated July 2, 2014, File No. 000-19364]

21	Subsidiary List

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Ben R. Leedle, Jr., Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

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

HEALTHWAYS, INC

March 13, 2015	By:	/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ben R. Leedle, Jr.	Chief Executive Officer and Director (Principal	March 13, 2015
Ben R. Leedle, Jr.	Executive Officer)

/s/ Alfred Lumsdaine	Chief Financial Officer (Principal Financial Officer)	March 13, 2015
Alfred Lumsdaine

/s/ Glenn Hargreaves	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2015
Glenn Hargreaves

/s/ Donato J. Tramuto	Chairman of the Board and Director	March 13, 2015
Donato J. Tramuto

/s/ William D. Novelli	Director	March 13, 2015
William D. Novelli

/s/ Conan Laughlin	Director	March 13, 2015
Conan Laughlin

/s/ John A. Wickens	Director	March 13, 2015
John A. Wickens

/s/ Mary Jane England, M.D.	Director	March 13, 2015
Mary Jane England, M.D.

/s/ Alison Taunton-Rigby	Director	March 13, 2015
Alison Taunton-Rigby

/s/ Jay C. Bisgard, M.D.	Director	March 13, 2015
Jay C. Bisgard, M.D.

/s/ Bradley Karro	Director	March 13, 2015
Bradley Karro

/s/ Kevin G. Wills	Director	March 13, 2015
Kevin G. Wills

/s/ Paul Keckley	Director	March 13, 2015
Paul Keckley