Form 10-Q
period 2015-03-31
HEALTHWAYS, INC
filed 2015-05-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 4, 2015, there were outstanding 35,697,746 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$3,752	$1,765
Accounts receivable, net	121,245	126,559
Prepaid expenses	10,622	10,680
Other current assets	6,627	7,662
Income taxes receivable	10,954	2,917
Deferred tax asset	7,674	13,118
Total current assets	160,874	162,701

Property and equipment:
Leasehold improvements	38,689	39,285
Computer equipment and related software	331,080	316,808
Furniture and office equipment	23,063	23,257
Capital projects in process	33,215	38,389
	426,047	417,739
Less accumulated depreciation	(261,684)	(252,043)
	164,363	165,696

Other assets	75,826	75,550
Intangible assets, net	67,707	69,161
Goodwill, net	338,800	338,800

Total assets	$807,570	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2015	December 31, 2014
Current liabilities:
Accounts payable	$42,478	$37,204
Accrued salaries and benefits	14,852	24,198
Accrued liabilities	47,969	62,674
Deferred revenue	10,697	8,282
Contract billings in excess of earned revenue	16,304	15,232
Current portion of long-term debt	21,694	20,613
Current portion of long-term liabilities	2,318	2,127
Total current liabilities	156,312	170,330

Long-term debt	241,628	231,112
Long-term deferred tax liability	33,906	32,883
Other long-term liabilities	71,667	72,993

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 35,683,404 and 35,511,221 shares outstanding, respectively	36	35
Additional paid-in capital	295,422	292,346
Retained earnings	39,526	42,439
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(3,725)	(2,048)
Non-controlling interest	980	—
Total stockholders' equity	304,057	304,590

Total liabilities and stockholders' equity	$807,570	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$189,862	$176,777
Cost of services (exclusive of depreciation and amortization of $9,526 and $9,372, respectively, included below)	161,453	148,148
Selling, general and administrative expenses	15,982	16,431
Depreciation and amortization	12,643	13,336
Legal settlement charges	—	9,363

Operating loss	(216)	(10,501)
Interest expense	4,490	4,383

Loss before income taxes	(4,706)	(14,884)
Income tax benefit	(1,793)	(5,288)

Net loss	$(2,913)	$(9,596)

Loss per share:
Basic	$(0.08)	$(0.27)

Diluted (1)	$(0.08)	$(0.27)

Comprehensive loss	$(4,590)	$(9,253)

Weighted average common shares and equivalents:
Basic	35,595	35,151
Diluted (1)	35,595	35,151

(1)	The assumed exercise of stock-based compensation awards for the three months ended March 31, 2015 and 2014 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total

Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$—	$304,590

Comprehensive loss	—	—	—	(2,913)	—	(1,677)	—	(4,590)

Exercise of stock options	—	1	1,137	—	—	—	—	1,138

Tax effect of stock options and restricted stock units	—	—	(838)	—	—	—	—	(838)

Share-based employee compensation expense	—	—	2,380	—	—	—	—	2,380

Proceeds from non-controlling interest	—	—	397	—	—	—	980	1,377

Balance, March 31, 2015	$—	$36	$295,422	$39,526	$(28,182)	$(3,725)	$980	$304,057

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,913)	$(9,596)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	12,643	13,336
Amortization of deferred loan costs	492	463
Amortization of debt discount	1,726	1,630
Share-based employee compensation expense	2,380	1,699
Deferred income taxes	6,067	(3,350)
Excess tax benefits from share-based payment arrangements	(368)	(230)
Decrease (increase) in accounts receivable, net	4,962	(23,190)
Decrease (increase) in other current assets	236	(711)
Increase in accounts payable	4,791	7,379
Decrease in accrued salaries and benefits	(9,937)	(6,584)
(Decrease) increase in other current liabilities	(19,545)	21,794
Other	1,297	6,469
Net cash flows provided by operating activities	1,831	9,109

Cash flows from investing activities:
Acquisition of property and equipment	(8,609)	(10,566)
Investment in joint ventures	(2,825)	(1,625)
Other	(286)	(285)
Net cash flows used in investing activities	(11,720)	(12,476)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	150,850	107,225
Payments of long-term debt	(141,086)	(103,335)
Deferred loan costs	—	(60)
Excess tax benefits from share-based payment arrangements	368	230
Exercise of stock options	1,138	163
Proceeds from non-controlling interest	1,377	—
Change in cash overdraft and other	481	(1,589)
Net cash flows provided by financing activities	13,128	2,634

Effect of exchange rate changes on cash	(1,252)	307

Net increase (decrease) in cash and cash equivalents	1,987	(426)

Cash and cash equivalents, beginning of period	1,765	2,584

Cash and cash equivalents, end of period	$3,752	$2,158

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

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

On March 11, 2015, we formed a joint venture with SulAmérica, the largest independent insurer in Brazil, to sell total population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture, Healthways Brasil Servicos De Consultoria LTDA ("Healthways Brazil"). We have determined that our interest in Healthways Brazil represents a controlling financial interest and, therefore, have consolidated the financial statements of Healthways Brazil and have presented a noncontrolling interest for the portion owned by SulAmérica.

(2)	Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9 which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We are currently evaluating the impact, if any, that adopting ASU No. 2015-02 will have on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which changes the required presentation of debt issuance costs from an asset on the balance sheet to a direct deduction from the related debt liability. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our consolidated financial position, results of operations and cash flows.

(3)	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, restricted stock, and performance-based stock units. Performance-based stock units have a multi-year performance period and vest four years from the grant date. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

For the three months ended March 31, 2015 and 2014, we recognized share-based compensation costs of $2.4 million and $1.7 million, respectively.

A summary of our stock options as of March 31, 2015 and changes during the three months ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2015	3,564	$13.01
Granted	—	—
Exercised	(102)	12.68
Forfeited	(15)	13.96
Expired	(57)	40.76
Outstanding at March 31, 2015	3,390	12.55	6.30	$26,091
Exercisable at March 31, 2015	2,106	$13.16	5.69	$15,626

There were no stock options granted during the three months ended March 31, 2015. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2014 was $8.80.

The following table shows a summary of our restricted stock, restricted stock units and performance-based stock units ("nonvested shares") as of March 31, 2015, as well as activity during the three months then ended:
	Restricted Stock and Restricted Stock Units		Performance-Based Stock Units
Nonvested Shares	Shares (000s)	Weighted-Average Grant Date Fair Value	Shares (000s)	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	1,047	$13.15	341	$14.77
Granted	2	19.99	—	—
Vested	(110)	10.01	—	—
Forfeited	(10)	16.30	—	—
Nonvested at March 31, 2015	929	$13.51	341	$14.77

(4)	Income Taxes

For the three months ended March 31, 2015, we had an effective tax benefit rate of 38.1% compared to 35.5% for the three months ended March 31, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2011 to present.

(5)             Long-Term Debt

The Company's long-term debt consists of the following at March 31, 2015 and December 31, 2014:

(In thousands)	March 31, 2015	December 31, 2014
Cash Convertible Notes, net of unamortized discount	$124,873	$123,148
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	93,750	97,500
Revolver	19,100	4,950
Capital lease obligations and other	5,599	6,127
	263,322	251,725
Less: current portion	(21,694)	(20,613)
	$241,628	$231,112

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of March 31, 2015. Accordingly, we have classified the Cash Convertible Notes as long-term debt at March 31, 2015 and March 31, 2014. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount willl be amortized over the term of the Cash Convertible Notes using the effective interest method. For the three months ended March 31, 2015, we recorded $1.7 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at March 31, 2015 was $124.9 million, net of the unamortized discount of $25.1 million.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 6 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of March 31, 2015.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of March 31, 2015, we had issued CareFirst Warrants totaling 190,683 at a weighted average exercise price of $16.92, all of which were issued in 2014. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $93.8 million of which remained outstanding at March 31, 2015, and an uncommitted incremental accordion facility of $100.0 million.

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

  On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the Blue Cross Blue Shield of Minnesota legal settlement and, for any period that includes a fiscal quarter ending on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans, and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million. As of March 31, 2015, availability under the revolving credit facility totaled $90.2 million as calculated under the most restrictive covenant.

We are required to repay outstanding revolving loans under the revolving credit facility in full on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.875% of the original aggregate principal amount of the term loans during each of the four quarters beginning with the quarter ending September 30, 2014, and (2) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $125.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $75.0 million was effective at March 31, 2015, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2015, we expect to reclassify $0.3 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three months ended March 31, 2015 and 2014:

(In $000s)	For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2015	March 31, 2014
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$201	$66
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$98	$126

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2015 and 2014, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the three months ended March 31, 2015 and 2014.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended March 31, 2015	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized loss	$(424)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain	$424	Selling, general and administrative expenses

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At March 31, 2015, we had forward contracts with notional amounts of $27.9 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and certain intercompany transactions. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at March 31, 2015 and December 31, 2014, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	March 31, 2015			December 31, 2014
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$365	$—	$—	$477	$—	$—
Other assets	—	—	47,601	—	—	48,025
Total assets	$365	$—	$47,601	$477	$—	$48,025
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$376	$—	$—	$111	$—	$—
Other long-term liabilities	—	—	47,601	—	—	48,025
Derivatives designated as hedging instruments:
Accrued liabilities	—	212	—	—	—	—
Other long-term liabilities	—	312	—	—	395	—
Total liabilities	$376	$524	$47,601	$111	$395	$48,025

See also Note 7.

(7)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

(In $000s) March 31, 2015	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$365	$—	$365	$(205)	$160
Cash Convertible Notes Hedges	—	47,601	47,601	—	47,601
Liabilities:
Foreign currency exchange contracts	$376	$—	$376	$(205)	$171
Interest rate swap agreements	524	—	524	—	524
Cash Conversion Derivative	—	47,601	47,601	—	47,601

(In $000s) December 31, 2014	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$477	$—	$477	$(111)	$366
Cash Convertible Notes Hedges	—	48,025	48,025	—	48,025
Liabilities:
Foreign currency exchange contracts	$111	$—	$111	$(111)	$—
Interest rate swap agreements	395	—	395	—	395
Cash Conversion Derivative	—	48,025	48,025	—	48,025

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2014	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at March 31, 2015
Cash Convertible Notes Hedges	$48,025	$—	$—	$(424)	$47,601
Cash Conversion Derivative	(48,025)	—	—	424	(47,601)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss) as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2015 was as follows:

•	Cash and cash equivalents – The carrying amount of $3.8 million approximates fair value because of the short maturity of those instruments (less than three months).

•	Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at March 31, 2015 are $112.3 million and $112.9 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at March 31, 2015 was $175.1 million, which is based on the last traded price of the Cash Convertible Notes on March 31, 2015, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at March 31, 2015 was $124.9 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At March 31, 2015, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value.

(8)	Commitments and Contingencies

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways WholeHealth Networks, Inc. ("HWHN"), were named in a putative class action lawsuit filed by Edward Simon, DC in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the Telephone Consumer Protection Act ("TCPA"), as amended by the Junk Fax Prevention Act ("JFPA"), in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the Federal Communications Commission ("FCC"), those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division ("California Matter").

On December 22, 2014, HWHN was also named in a putative class action lawsuit filed by Affiliated Health Care Associates, P.C. in the United States District Court for the Northern District of Illinois, Eastern Division ("Illinois Matter"), seeking damages and other relief relating to alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois common law in connection with faxes allegedly sent to members of HWHN's network of complementary and alternative care practitioners. The complaint seeks damages in an unstated amount. We deny the claims and intend to vigorously defend these actions.

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

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup and a global joint venture agreement with Gallup in October 2012 that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $32.6 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $128.0 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $265.2 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

(In 000s, except per share data)	Three Months Ended
	March 31,	March 31,
	2015	2014
Numerator:
Net loss - numerator for basic loss per share	$(2,913)	$(9,596)

Denominator:
Shares used for basic loss per share	35,595	35,151
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	—
Restricted stock units (1)	—	—
Performance-based stock units (1)	—	—
CareFirst Warrants (1)	—	—
Shares used for diluted loss per share (1)	$35,595	$35,151

Loss per share:
Basic	$(0.08)	$(0.27)
Diluted (1)	$(0.08)	$(0.27)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	1,243	2,571
Restricted stock units	404	332
Performance-based stock units	98	—
Warrants related to Cash Convertible Notes	7,707	7,707
CareFirst Convertible Note	892	892
CareFirst Warrants	36	—

(1) The assumed exercise of stock-based awards for the three months ended March 31, 2015 and 2014 was not considered because the impact would be anti-dilutive.

(10)	Accumulated OCI

 The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2015 and 2014:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive loss before reclassifications, net of tax	(111)	(1,625)	(1,736)
Amounts reclassified from accumulated OCI, net of tax	59	—	59
Net decrease in other comprehensive income (loss), net of tax	(52)	(1,625)	(1,677)
Accumulated OCI, net of tax, as of March 31, 2015	$(394)	$(3,331)	$(3,725)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive income (loss) before reclassifications, net of tax	(30)	297	267
Amounts reclassified from accumulated OCI, net of tax	76	—	76
Net increase in other comprehensive income (loss), net of tax	46	297	343
Accumulated OCI, net of tax, as of March 31, 2014	$(467)	$403	$(64)

The following table provides details about reclassifications out of accumulated OCI for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Statement of Comprehensive
(In $000s)	2015	2014	Loss Classification
Interest rate swaps	$98	$126	Interest expense
	(39)	(50)	Income tax benefit
	$59	$76	Net of tax

See Note 6 for further discussion of our interest rate swaps.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management's strategies and decisions;
•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;

•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA"), on our operations and/or the demand for our services;

•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;

•	our ability to achieve and reach mutual agreement with customers with respect to the contractually required performance metrics, cost savings and clinical outcomes improvements, or to achieve such metrics, savings and improvements within the timeframes contemplated by us;

•	our ability to achieve estimated annualized revenue in backlog in the manner and within the timeframe we expect, which is based on certain estimates regarding the implementation of our services;
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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 4% of revenues recorded during the three months ended March 31, 2015 were performance-based, and 3% of revenues were subject to final reconciliation as of March 31, 2015.

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

Customer Growth Strategy

The customer markets for our well-being improvement solutions include health plans (both commercial and Medicare Advantage), self-insured employers, integrated health systems/hospitals/physician groups and international entities. Our strategy to grow the business has three components. 1) We are growing the market opportunity by adding new customers in our geographic footprint in the U.S. and abroad and adding countries in our international business. 2) We are growing the eligible lives for services within our existing customers, both as our customers grow their eligible populations or offer our solutions more broadly within their membership. 3) We are expanding our scope of services with existing customers who initially purchased something less than our comprehensive solution.

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

Integrated Health Systems / Hospitals / Physician Groups: Significant changes in healthcare payment structures, from fee for service to outcomes–based payments, have expanded our opportunities to provide services to integrated healthcare systems, hospitals, and physicians. In 2011, we acquired Navvis & Company, a well-established provider of strategic consulting and change management services that enable its healthcare system clients to become future-ready clinical enterprises within the healthcare industry's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals and physician enterprises with both consultative strategic planning services and an array of solutions that enable and support the delivery of Physician-Directed Population Health solutions. We expect to continue to grow the number and size of our health systems relationships through the ongoing deployment of services including consulting, our acute to post-acute Care Transitions SolutionTM, the Dr. Ornish's Program for Reversing Heart DiseaseTM, and the aggregation of risk lives within health systems for our total population management services.

International Entities: Our international business continues to develop within our existing geographic footprint of Australia, France and Brazil. Additionally, we have a pipeline of opportunities and expect our international business will continue to expand. Our international strategy is to pursue opportunities in countries with a relatively developed healthcare infrastructure, including the existence of one or more payors with a large volume of at risk lives. This approach allows us to partner either directly with government payors or with the private insurers and service providers that operate in those countries.

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

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Our fees are generally billed on a PMPM basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts are performance-based.  Approximately 4% of revenues recorded during the three months ended March 31, 2015 were performance-based, and 3% of revenues were subject to final reconciliation as of March 31, 2015.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2015, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $28.5 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the three months ended March 31, 2015 and 2014, we recognized a net increase in revenue of $3.0 million and $0.8 million that related to services provided prior to each respective year.

We are currently evaluating the impact that the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers", will have on our revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

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

If we determine that the carrying value of goodwill is impaired based upon an impairment review, we calculate any impairment using a fair value-based goodwill impairment test as required by U.S. GAAP. The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

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

Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2015	2014

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation
and amortization included below)	85.0%	83.8%
Selling, general and administrative expenses	8.4%	9.3%
Depreciation and amortization	6.7%	7.5%
Legal settlement charges	—	5.3%
Operating loss	(0.1)%	(5.9)%

Interest expense	2.4%	2.5%

Loss before income taxes	(2.5)%	(8.4)%
Income tax benefit	(0.9)%	(3.0)%

Net loss (1)	(1.5)%	(5.4)%

(1) Figures may not add due to rounding.

Revenues

Revenues for the three months ended March 31, 2015 increased $13.1 million, or 7.4%, compared to the three months ended March 31, 2014, primarily due to the following:

•
an 8% increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation during the three months ended March 31, 2015 compared to the three months ended March 31, 2014;

•
a 10% increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage, our customers' ability to acquire new populations, and expansion into new service areas; and

•	the commencement of contracts with new customers and ramping revenues under existing contracts.
These increases were somewhat offset by contract or program terminations with certain customers during 2014, including four health plan contracts for our disease management solution (the "four terminated contracts").
Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 85.0% for the three months ended March 31, 2015, compared to 83.8% for the three months ended March 31, 2014, primarily due to the following:

•
three recent customer contract renewals that changed certain contract terms and structure resulting in lower contract margins for the three months ended March 31, 2015, but that provide us an opportunity to grow revenue and expand margins over the term of the contracts; and

•	the impact of the four terminated contracts, which carried a lower than average cost of services as a percentage of revenues.
These increases were partially offset by improved operating leverage and efficiency gains as well as a decrease in the level of short-term incentive compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 8.4% for the three months ended March 31, 2015 compared to 9.3% for the three months ended March 31, 2014, primarily due to expenses incurred in the first quarter of 2014 in connection with proxy contest defense costs as well as our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations during the first quarter of 2015 compared to the first quarter of 2014.

Depreciation and Amortization

Depreciation and amortization expense decreased 5.2% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to certain intangible assets becoming fully amortized during 2014, partially offset by increased depreciation expense related to our technology platform.

Legal Settlement Charges

On April 17, 2014, we entered into an agreement with Blue Cross Blue Shield of Minnesota to resolve a contractual dispute. As a result of this settlement, we incurred charges of approximately $9.4 million during the three months ended March 31, 2014.

Interest Expense

Interest expense remained relatively consistent for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income Tax Expense

For the three months ended March 31, 2015, we had an effective tax benefit rate of 38.1% compared to 35.5% for the three months ended March 31, 2014, primarily due to the impact of permanent differences on the estimated effective rate.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2015 provided cash of $1.8 million compared to $9.1 million for the three months ended March 31, 2014, primarily due to the following:

•	two legal settlement payments totaling $12.8 million during the three months ended March 31, 2015, both of which were reflected in the Company's results of operations for 2014; and
•	fixed royalty payments made during the three months ended March 31, 2015 related to certain strategic relationships and agreements.

These decreases were somewhat offset by an improvement in cash collections on accounts receivable for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investing activities during the three months ended March 31, 2015 used $11.7 million in cash which primarily consisted of capital expenditures associated with our Embrace platform.

Financing activities during the three months ended March 31, 2015 provided $13.1 million in cash primarily due to net proceeds from borrowings under the Fifth Amended Credit Agreement.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 5 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at March 31, 2015 of (1) a maximum total funded debt to EBITDA of 4.25 and (2) a minimum total fixed charge coverage of 1.50. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of March 31, 2015.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-9 which creates FASB ASC 606 and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We are currently evaluating the impact, if any, that adopting ASU No. 2015-02 will have on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which changes the required presentation of debt issuance costs from an asset on the balance sheet to a direct deduction from the related debt liability. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015. A reporting entity should apply the amendments on a retrospective basis to all prior periods presented in the financial statements. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our consolidated financial position, results of operations and cash flows.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.2 million for the three months ended March 31, 2015.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2015.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

Contractual Dispute

On September 10, 2012, Plastipak Packaging, Inc. ("Plastipak") filed suit in the Circuit Court for Wayne County, Michigan seeking damages relating to an alleged breach of a services agreement with us. On February 4, 2015, the Court announced an award of $7.2 million in favor of Plastipak, which amount was included in our consolidated balance sheet and results of operations as of and for the year ended December 31, 2014.

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways WholeHealth Networks, Inc. ("HWHN"), were named in a putative class action lawsuit filed by Edward Simon, DC in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the Telephone Consumer Protection Act ("TCPA"), as amended by the Junk Fax Prevention Act ("JFPA"), in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the Federal Communications Commission ("FCC"), those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division ("California Matter").

On December 22, 2014, HWHN was also named in a putative class action lawsuit filed by Affiliated Health Care Associates, P.C. in the United States District Court for the Northern District of Illinois, Eastern Division ("Illinois Matter"), seeking damages and other relief relating to alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois common law in connection with faxes allegedly sent to members of HWHN's network of complementary and alternative care practitioners. The complaint seeks damages in an unstated amount. We deny the claims and intend to vigorously defend these actions.

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

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption "Part I — Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	RSU Award Agreement for Matthew Michela, dated September 2, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 8, 2015	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)