Form 10-Q
period 2015-06-30
HEALTHWAYS, INC
filed 2015-08-07
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 3, 2015, there were outstanding 35,832,147 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements
HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$5,265	$1,765
Accounts receivable, net	113,914	126,559
Prepaid expenses	10,728	10,680
Other current assets	6,684	7,662
Income taxes receivable	2,265	2,917
Deferred tax asset	7,035	13,118
Total current assets	145,891	162,701

Property and equipment:
Leasehold improvements	38,825	39,285
Computer equipment and related software	349,351	316,808
Furniture and office equipment	23,095	23,257
Capital projects in process	24,478	38,389
	435,749	417,739
Less accumulated depreciation	(272,134)	(252,043)
	163,615	165,696

Other assets	42,846	75,550
Intangible assets, net	66,227	69,161
Goodwill, net	338,800	338,800

Total assets	$757,379	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2015	2014
Current liabilities:
Accounts payable	$40,289	$37,204
Accrued salaries and benefits	20,570	24,198
Accrued liabilities	47,688	62,674
Deferred revenue	9,476	8,282
Contract billings in excess of earned revenue	15,292	15,232
Current portion of long-term debt	23,808	20,613
Current portion of long-term liabilities	3,187	2,127
Total current liabilities	160,310	170,330

Long-term debt	229,456	231,112
Long-term deferred tax liability	24,811	32,883
Other long-term liabilities	38,343	72,993

Stockholders' equity:
Preferred stock
$.001 par value, 5,000,000 shares
authorized, none outstanding	—	—
Common stock
$.001 par value, 120,000,000 shares authorized,
35,818,495 and 35,511,221 shares outstanding, respectively	36	35
Additional paid-in capital	297,138	292,346
Retained earnings	38,113	42,439
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(3,309)	(2,048)
Total Healthways, Inc. stockholders' equity	303,796	304,590
Non-controlling interest	663	—
Total stockholders' equity	304,459	304,590

Total liabilities and stockholders' equity	$757,379	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$198,073	$180,613	$387,935	$357,391
Cost of services (exclusive of depreciation and amortization of $9,814, $9,604, $19,341, and $18,976, respectively, included below)	159,483	146,476	320,935	294,624
Selling, general & administrative expenses	21,195	16,899	37,177	33,331
Depreciation and amortization	12,217	13,536	24,861	26,872
Legal settlement charges	—	—	—	9,363

Operating income (loss)	5,178	3,702	4,962	(6,799)
Interest expense	4,561	4,516	9,052	8,899

Income (loss) before income taxes	617	(814)	(4,090)	(15,698)
Income tax expense (benefit)	500	(297)	(1,294)	(5,585)

Net income (loss)	$117	$(517)	$(2,796)	$(10,113)
Less: net loss attributable to non-controlling interest	(303)	—	(303)	—
Net income (loss) attributable to Healthways, Inc.	$420	$(517)	$(2,493)	$(10,113)

Earnings (loss) per share attributable to Healthways, Inc.:
Basic	$0.01	$(0.01)	$(0.07)	$(0.29)

Diluted (1)	$0.01	$(0.01)	$(0.07)	$(0.29)

Comprehensive income (loss)	$538	$(449)	$(4,052)	$(9,702)
Comprehensive loss attributable to non-controlling interest	(298)	—	(298)	—
Comprehensive income (loss) attributable to Healthways, Inc.	$836	$(449)	$(3,754)	$(9,702)

Weighted average common shares
and equivalents:
Basic	35,734	35,285	35,664	35,219
Diluted (1)	36,881	35,285	35,664	35,219

(1)The impact of potentially dilutive securities for the six months ended June 30, 2015 and the three and six months ended June 30, 2014 was not considered because the effect would be anti-dilutive in each of those periods.
See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total

Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$—	$304,590

Net loss attributable to Healthways, Inc.	—	—	—	(2,493)	—	—	—	(2,493)

Net loss attributable to non-controlling interest	—	—	—	—	—	—	(303)	(303)

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swaps, net of income tax benefit of $45	—	—	—	—	—	(16)	—	(16)

Foreign currency translation adjustment	—	—	—	—	—	(1,245)	5	(1,240)

Total other comprehensive loss:	—	—	—	—	—	(1,261)	5	(1,256)

Total comprehensive loss	—	—	—	(2,493)	—	(1,261)	(298)	(4,052)

Exercise of stock options	—	1	1,291	—	—	—	—	1,292

Repurchase of common stock	—	—	—	(1,833)	—	—	—	(1,833)

Tax effect of stock options and restricted stock units	—	—	(3,519)	—	—	—	—	(3,519)

Share-based employee compensation expense	—	—	5,797	—	—	—	—	5,797

Issuance of CareFirst Warrants	—	—	807	—	—	—	—	807

Proceeds from non-controlling interest	—	—	416	—	—	—	961	1,377

Balance, June 30, 2015	$—	$36	$297,138	$38,113	$(28,182)	$(3,309)	$663	$304,459

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,796)	$(10,113)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	24,861	26,872
Amortization of deferred loan costs	986	925
Amortization of debt discount	3,495	3,303
Share-based employee compensation expense	5,797	3,558
Deferred income taxes	(2,393)	(3,332)
Excess tax benefits from share-based payment arrangements	—	(310)
Decrease (increase) in accounts receivable, net	12,427	(19,373)
Increase in other current assets	(709)	(940)
Increase (decrease) in accounts payable	3,795	(3,251)
Decrease in accrued salaries and benefits	(5,362)	(3,489)
(Decrease) increase in other current liabilities	(12,454)	17,913
Other	1,340	7,548
Net cash flows provided by operating activities	28,987	19,311

Cash flows from investing activities:
Acquisition of property and equipment	(17,332)	(20,976)
Investment in joint ventures	(4,450)	(3,250)
Other	(550)	(579)
Net cash flows used in investing activities	(22,332)	(24,805)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	303,956	224,900
Payments of long-term debt	(307,667)	(233,554)
Deferred loan costs	—	(88)
Excess tax benefits from share-based payment arrangements	—	310
Exercise of stock options	1,292	1,265
Repurchase of common stock	(1,833)	—
Proceeds from non-controlling interest	1,377	—
Change in cash overdraft and other	619	12,114
Net cash flows (used in) provided by financing activities	(2,256)	4,947

Effect of exchange rate changes on cash	(899)	390

Net increase (decrease) in cash and cash equivalents	3,500	(157)

Cash and cash equivalents, beginning of period	1,765	2,584

Cash and cash equivalents, end of period	$5,265	$2,427

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, which creates FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12").  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods, with earlier adoption permitted. The adoption of ASU 2014-12 is not expected to have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis to all periods presented. The adoption of ASU 2015-03 is not expected to have an impact on our results of operations or cash flows but will result in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability rather than as an asset.

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

We estimate share-based compensation expense based on the number of awards expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based stock units. For the three and six months ended June 30, 2015, we recognized share-based compensation costs of $3.4 million and $5.8 million, respectively, which each included the acceleration of vesting of all unexercisable stock options and unvested time-based restricted stock units held by our former chief executive officer and president at the time of his termination of employment.  For the three and six months ended June 30, 2014, we recognized share-based compensation costs of $1.9 million and $3.6 million, respectively.

A summary of our stock options as of June 30, 2015 and changes during the six months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2015	3,564	$13.01
Granted	—	—
Exercised	(550)	10.53
Forfeited	(74)	11.35
Expired	(62)	40.01
Outstanding at June 30, 2015	2,878	12.95	5.99	$3,122
Exercisable at June 30, 2015	2,193	$13.13	5.57	$2,459

There were no stock options granted during the three or six months ended June 30, 2015.

The following table shows a summary of our restricted stock, restricted stock units and performance-based stock units ("nonvested shares") as of June 30, 2015, as well as activity during the six months then ended:

	Restricted Stock and Restricted Stock Units		Performance-Based Stock Units
Nonvested Shares	Shares (000s)	Weighted- Average Grant Date Fair Value	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	1,047	$13.15	341	$14.77
Granted	116	16.21	—	—
Vested	(284)	12.57	—	—
Forfeited	(49)	12.03	—	—
Nonvested at June 30, 2015	830	$13.87	341	$14.77

At the end of each reporting period, we estimate the number of performance-based stock units expected to vest based on the probability that the related performance objectives will be met.  As of June 30, 2015, none of the outstanding performance-based stock units are expected to vest.

(4)	Income Taxes

For the three months ended June 30, 2015, we had an effective income tax rate of 81.0%, compared to an effective tax benefit rate of 36.5% for the three months ended June 30, 2014. For the six months ended June 30, 2015, we had an effective tax benefit rate of 31.6%, compared to an effective tax benefit rate of 35.6% for the six months ended June 30, 2014. The change in the effective rates was primarily due to the smaller base of pretax income/(loss) for the 2015 periods in relation to certain items for which we currently are not able to recognize a tax benefit.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2011 to present.

(5)	Long-Term Debt

The Company's long-term debt consists of the following at June 30, 2015 and December 31, 2014:

(In $000s)	June 30, 2015	December 31, 2014
Cash Convertible Notes, net of unamortized discount	$126,642	$123,148
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	90,000	97,500
Revolver	9,850	4,950
Capital lease obligations and other	6,772	6,127
	253,264	251,725
Less: current portion	(23,808)	(20,613)
	$229,456	$231,112

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of June 30, 2015. Accordingly, we have classified the Cash Convertible Notes as long-term debt at June 30, 2015 and June 30, 2014. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the six months ended June 30, 2015, we recorded $3.5 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at June 30, 2015 was $126.6 million, net of the unamortized discount of $23.4 million.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 7 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of June 30, 2015.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of June 30, 2015, we had issued CareFirst Warrant Shares totaling 305,121 at a weighted average exercise price of $18.98. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  The Fifth Amended Credit Agreement provides us with a $200.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $90.0 million of which remained outstanding at June 30, 2015, and an uncommitted incremental accordion facility of $100.0 million.

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

  On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the Blue Cross Blue Shield of Minnesota ("BCBSMN") legal settlement and, for any period that includes a fiscal quarter ending on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans, and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million. As of June 30, 2015, availability under the revolving credit facility totaled $109.9 million as calculated under the most restrictive covenant.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $125.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $75.0 million was effective at June 30, 2015, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2015, we expect to reclassify $0.4 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and six months ended June 30, 2015 and 2014:

(In $000s)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$54	$216	$255	$281
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$96	$130	$194	$256

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the six months ended June 30, 2015 and 2014, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the three and six months ended June 30, 2015 and 2014.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized loss	$(32,473)	$(32,897)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain	$32,473	$32,897	Selling, general and administrative expenses

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At June 30, 2015, we had forward contracts with notional amounts of $28.7 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and certain intercompany transactions. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at June 30, 2015 and December 31, 2014, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	June 30, 2015			December 31, 2014
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$163	$—	$—	$477	$—	$—
Other assets	—	—	15,128	—	—	48,025
Total assets	$163	$—	$15,128	$477	$—	$48,025
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$119	$—	$—	$111	$—	$—
Other long-term liabilities	—	—	15,128	—	—	48,025
Derivatives designated as hedging instruments:
Accrued liabilities	—	145	—	—	—	—
Other long-term liabilities	—	362	—	—	395	—
Total liabilities	$119	$507	$15,128	$111	$395	$48,025

See also Note 7.

(7)	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

(In $000s) June 30, 2015	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$163	$—	$163	$(99)	$64
Cash Convertible Notes Hedges	—	15,128	15,128	—	15,128
Liabilities:
Foreign currency exchange contracts	$119	$—	$119	$(99)	$20
Interest rate swap agreements	507	—	507	—	507
Cash Conversion Derivative	—	15,128	15,128	—	15,128

(In $000s) December 31, 2014	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$477	$—	$477	$(111)	$366
Cash Convertible Notes Hedges	—	48,025	48,025	—	48,025
Liabilities:
Foreign currency exchange contracts	$111	$—	$111	$(111)	$—
Interest rate swap agreements	395	—	395	—	395
Cash Conversion Derivative	—	48,025	48,025	—	48,025

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2014	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at June 30, 2015
Cash Convertible Notes Hedges	$48,025	$—	$—	$(32,897)	$15,128
Cash Conversion Derivative	(48,025)	—	—	32,897	(15,128)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss) as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2015 was as follows:

•	Cash and cash equivalents – The carrying amount of $5.3 million approximates fair value because of the short maturity of those instruments (less than three months).

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
The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at June 30, 2015 are $99.4 million and $99.9 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at June 30, 2015 was $140.8 million, which is based on the last traded price of the Cash Convertible Notes on June 30, 2015, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at June 30, 2015 was $126.6 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At June 30, 2015, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value.

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

On December 22, 2014, HWHN was also named in a putative class action lawsuit filed by Affiliated Health Care Associates, P.C. in the United States District Court for the Northern District of Illinois, Eastern Division ("Illinois Matter"), seeking damages and other relief relating to alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois common law in connection with faxes allegedly sent to members of HWHN's network of complementary and alternative care practitioners. The complaint seeks damages in an unstated amount. We deny the claims and intend to vigorously defend these actions. On May 29, 2015, the plaintiff in the Illinois Matter voluntarily dismissed its lawsuit without prejudice; that plaintiff has been joined as a party in the California Matter.

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC a Petition for Retroactive Waiver ("Waiver Petition") of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. The FCC has previously granted retroactive waivers of that regulation to several petitioners who were facing lawsuits alleging that the petitioners failed to include the "opt-out" language in fax advertisements sent with the prior express invitation or permission of the recipients. We cannot predict whether the FCC will grant our Waiver Petition or, if granted, the impact on the California Matter.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer ("Plaintiff"), claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board of Directors (the "Board") in Delaware Chancery Court (the "Court") alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., then chief executive officer and president of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer. On May 15, 2015, in connection with the termination of Mr. Leedle's employment, the Board ratified the awards to Mr. Leedle pursuant to Section 204 of the Delaware General Corporate Law and subsequently sent notice of the ratification to shareholders.  The Company intends to vigorously defend the allegations in this case.

Outlook

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial condition or results of operations.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup and a global joint venture agreement with Gallup in October 2012, that requires us to make payments over a 5-year period beginning January 2013.  We have minimum remaining contractual cash obligations of $30.8 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $109.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $226.3 million.  The agreement allows us to terminate all or a portion of the services after the first two years provided we pay certain termination fees, which could be material to the Company.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

(In 000s, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Healthways, Inc. - numerator for basic income (loss) per share	$420	$(517)	$(2,493)	$(10,113)

Denominator:
Shares used for basic income (loss) per share	35,734	35,285	35,664	35,219
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	770	—	—	—
Restricted stock units (1)	372	—	—	—
CareFirst Warrants (1)	5	—	—	—
Shares used for diluted income per share	36,881	35,285	35,664	35,219

Income (loss) per share:
Basic	$0.01	$(0.01)	$(0.07)	$(0.29)
Diluted (1)	$0.01	$(0.01)	$(0.07)	$(0.29)

Dilutive securities outstanding not included in the computation of income (loss) per share because their effect is antidilutive:
Non-qualified stock options	560	2,237	1,307	2,164
Restricted stock units	277	300	408	298
Warrants related to Cash Convertible Notes	7,707	7,707	7,707	7,707
CareFirst Convertible Note	892	892	892	892
CareFirst Warrants	198	36	133	34

(1) The impact of potentially dilutive securities for the six months ended June 30, 2015 and the three and six months ended June 30, 2014 was not considered because the effect would be anti-dilutive in each of those periods.

Performance-based stock units outstanding are considered contingently issuable shares and were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

(10)	Accumulated OCI

 The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2015 and 2014:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive loss before reclassifications, net of tax	(133)	(1,245)	(1,378)
Amounts reclassified from accumulated OCI, net of tax	117	—	117
Net decrease in other comprehensive income (loss), net of tax	(16)	(1,245)	(1,261)
Accumulated OCI, net of tax, as of June 30, 2015	$(358)	$(2,951)	$(3,309)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive income (loss) before reclassifications, net of tax	(150)	407	257
Amounts reclassified from accumulated OCI, net of tax	154	—	154
Net increase in other comprehensive income (loss), net of tax	4	407	411
Accumulated OCI, net of tax, as of June 30, 2014	$(509)	$513	$4

The following table provides details about reclassifications out of accumulated OCI for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Statement of Comprehensive
(In $000s)	2015	2014	Loss Classification
Interest rate swaps	$194	$256	Interest expense
	(77)	(102)	Income tax benefit
	$117	$154	Net of tax

See Note 6 for further discussion of our interest rate swaps.

(11)	Share Repurchases

In accordance with the terms of a Separation and Release Agreement entered into with our former president and chief executive officer, Ben R. Leedle, Jr., whose employment was terminated on May 15, 2015 (the "Separation Date"), Mr. Leedle elected to net exercise (net of the applicable exercise price and tax withholding) on the Separation Date certain performance awards granted to Mr. Leedle in the form of options to purchase 434,436 shares of common stock of the Company at an exercise price of $9.96 per share. The Company repurchased from Mr. Leedle 106,408 shares of common stock resulting from this net exercise at $17.23 per share, which was the per share purchase price equal to the closing price of the common stock on the Separation Date as reported on the NASDAQ Global Select Market.

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

As used throughout this report, unless the context otherwise indicates, the terms "we," "us," "our," "Healthways," or the "Company" refer collectively to Healthways, Inc. and its wholly-owned subsidiaries.

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

Our value proposition, described above, has been proven and outcome studies have been published in peer-reviewed journals. Our systematic approach and comprehensive well-being improvement solutions are designed to focus on improving a population's essential well-being elements: physical, financial, social, community and sense of purpose.

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

In North America, we operate in all 50 states and the District of Columbia. Our customers include health plans, both commercial and Medicare Advantage, large self-insured employers including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, hospitals and physician groups. We also provide services to commercial healthcare businesses and/or government entities in Australia, Brazil, and France.

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

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management's strategies and decisions;
•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business and leadership;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;

•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA"), on our operations and/or the demand for our services;

•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;

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

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	our ability to develop new products and deliver and report outcomes on those products;
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

 Customer Contracts

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation, such as the number of visits to a Healthways® SilverSneakers® fitness location.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with certain comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms.  Some of our contracts allow the customer to terminate early.
Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements or obtaining customer agreement ("performance-based").  Approximately 6% of revenues recorded during the six months ended June 30, 2015 were performance-based, and 2% of revenues were subject to final reconciliation as of June 30, 2015.
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

Integrated Health Systems / Hospitals / Physician Groups: Significant changes in healthcare payment structures, from fee for service to outcomes–based payments, have expanded our opportunities to provide services to integrated healthcare systems, hospitals, and physicians. In 2011, we acquired Navvis & Company, a well-established provider of strategic consulting and change management services that enable its healthcare system clients to become future-ready clinical enterprises within the healthcare industry's rapidly emerging value-based reimbursement system.  Our strategy includes providing integrated healthcare systems, hospitals and physician enterprises with both consultative strategic planning services and an array of solutions that enable and support the delivery of Physician-Directed Population Health solutions. We expect to continue to grow the number and size of our health systems relationships through the deployment of services such as consulting, our acute to post-acute Care Transitions SolutionTM, the Dr. Ornish's Program for Reversing Heart DiseaseTM, and the aggregation of risk lives within health systems for our total population management services.

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

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation, such as the number of visits to a Healthways® SilverSneakers® fitness location. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts are performance-based.  Approximately 6% of revenues recorded during the six months ended June 30, 2015 were performance-based, and 2% of revenues were subject to final reconciliation as of June 30, 2015.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2015, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $20.7 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the six months ended June 30, 2015 and 2014, we recognized a net increase in revenue of $4.0 million and $2.7 million that related to services provided prior to each respective year.

We are currently evaluating the impact that the adoption of ASC Topic 606, "Revenue from Contracts with Customers", will have on our revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards over the required vesting period based on estimated fair values at the date of grant.  Determining the estimated fair value of stock options at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based stock units.

 Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 expressed as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	80.5%	81.1%	82.7%	82.4%

Selling, general and administrative expenses	10.7%	9.4%	9.6%	9.3%
Depreciation and amortization	6.2%	7.5%	6.4%	7.5%
Legal settlement charges	—%	—%	—%	2.6%
Operating income (loss) (1)	2.6%	2.0%	1.3%	(1.9)%

Interest expense	2.3%	2.5%	2.3%	2.5%

Income (loss) before income taxes (1)	0.3%	(0.5)%	(1.1)%	(4.4)%
Income tax expense (benefit)	0.3%	(0.2)%	(0.3)%	(1.6)%

Net income (loss) (1)	0.1%	(0.3)%	(0.7)%	(2.8)%
Net loss attributable to non-controlling interest	(0.2)%	—%	(0.1)%	—%
Net income (loss) attributable to Healthways, Inc. (1)	0.2%	(0.3)%	(0.6)%	(2.8)%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $17.5 million, or 9.7%, and $30.5 million, or 8.5%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to the following:

•	an increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation;
•
an increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage, our customers' ability to acquire new populations, and expansion into new service areas;

•
an increase in performance-based revenues, primarily due to the positive impact of our ability to recognize certain such revenues during the second quarter of 2015 that were previously expected to be recognized in the second half of 2015; and

•	the commencement of contracts with new customers and ramping revenues under existing contracts.
These increases were somewhat offset by contract terminations in 2014, including four health plan contracts for our disease management solution (the "four terminated contracts"), and the completion of short-term consulting engagements with certain customers during 2014.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues remained relatively consistent at 80.5% and 82.7% for the three and six months ended June 30, 2015, respectively, compared to 81.1% and 82.4% for the three and six months ended June 30, 2014, respectively, although there were offsetting increases and decreases within the periods.

Increases in cost of services as a percentage of revenues were primarily due to the following:

•
the impact of the four terminated contracts and the completion of certain short-term consulting engagements that were in effect during 2014 and carried a lower than average cost of services as a percentage of revenues; and

•
three customer contract renewals that changed certain contract terms and structure, resulting in lower contract margins for the three and six months ended June 30, 2015, but that provide us an opportunity to grow revenue and expand margins over the term of the contracts.

Decreases in cost of services as a percentage of revenues were primarily due to the following:

•	an increase in the recognition of performance-based revenues, while the related costs remained relatively consistent;
•	improved operating leverage and efficiency gains;
•	a decrease in support costs related to our technology platform, partially offset by recoupment of fees in 2014 related to certain supplier service level agreements; and
•	a decrease in the level of long-term incentive compensation expense based on the Company's actual and projected financial performance against established targets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 10.7% and 9.6%, respectively, for the three and six months ended June 30, 2015, compared to 9.4% and 9.3%, respectively, for the three and six months ended June 30, 2014, primarily due to expenses associated with the termination in May 2015 of our former president and chief executive officer, partially offset by a decrease in expenses related to proxy contest defense costs, which were incurred in 2014 and did not recur in 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.3 million, or 9.7%, and $2.0 million, or 7.5%, respectively, for the three and six months ended June 30, 2015 compared to the same periods in 2014, primarily due to certain intangible assets becoming fully amortized during 2014.

Legal Settlement Charges

On April 17, 2014, we entered into an agreement with BCBSMN to resolve a contractual dispute. As a result of this settlement, we incurred charges of approximately $9.4 million during the six months ended June 30, 2014.

Interest Expense

Interest expense remained relatively consistent for the three and six months ended June 30, 2015 compared to the same periods in 2014.

Income Tax Expense

For the three months ended June 30, 2015, we had an effective income tax rate of 81.0%, compared to an effective tax benefit rate of 36.5% for the three months ended June 30, 2014. For the six months ended June 30, 2015, we had an effective tax benefit rate of 31.6%, compared to an effective tax benefit rate of 35.6% for the six months ended June 30, 2014. The change in the effective rates was primarily due to the smaller base of pretax income/(loss) for the 2015 periods in relation to certain items for which we currently are not able to recognize a tax benefit.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2015 provided cash of $29.0 million, compared to $19.3 million for the six months ended June 30, 2014, primarily due to the following:

•	a decrease in days sales outstanding in accounts receivable from 55 days at June 30, 2014 to 52 days at June 30, 2015; and
•	the timing of several significant vendor payments.

Investing activities during the six months ended June 30, 2015 used $22.3 million in cash which primarily consisted of capital expenditures, most of which were associated with our Embrace platform.

Financing activities during the six months ended June 30, 2015 used $2.3 million in cash primarily due to net payments under the Fifth Amended Credit Agreement.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 5 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at June 30, 2015 of (1) a maximum total funded debt to EBITDA of 4.25 and (2) a minimum total fixed charge coverage of 1.50. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of June 30, 2015.

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

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations for at least the next 12 months.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-9 which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period".  ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods, with earlier adoption permitted. The adoption of ASU 2014-12 is not expected to have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis to all periods presented. The adoption of ASU 2015-03 is not expected to have an impact on our results of operations or cash flows but will result in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability rather than as an asset.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.3 million for the six months ended June 30, 2015.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2015.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief financial officer and interim president and chief executive officer, has reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015.  Based on that evaluation, our chief financial officer and interim president and chief executive officer has concluded that our disclosure controls and procedures were effective as of June 30, 2015.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief financial officer and interim president and chief executive officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, HWHN, were named in a putative class action lawsuit filed by Edward Simon, DC in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the TCPA, as amended by the JFPA, in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the FCC, those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division.

On December 22, 2014, HWHN was also named in a putative class action lawsuit filed by Affiliated Health Care Associates, P.C. in the United States District Court for the Northern District of Illinois, Eastern Division, seeking damages and other relief relating to alleged violations of the TCPA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and Illinois common law in connection with faxes allegedly sent to members of HWHN's network of complementary and alternative care practitioners. The complaint seeks damages in an unstated amount. We deny the claims and intend to vigorously defend these actions. On May 29, 2015, the plaintiff in the Illinois Matter voluntarily dismissed its lawsuit without prejudice; that plaintiff has been joined as a party in the California Matter.

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC a Petition for Retroactive Waiver of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. The FCC has previously granted retroactive waivers of that regulation to several petitioners who were facing lawsuits alleging that the petitioners failed to include the "opt-out" language in fax advertisements sent with the prior express invitation or permission of the recipients. We cannot predict whether the FCC will grant our Waiver Petition or, if granted, the impact on the California Matter.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer, claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan by granting Ben R. Leedle, Jr., then chief executive officer and president of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares.  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer. On May 15, 2015, in connection with the termination of Mr. Leedle's employment, the Board ratified the awards to Mr. Leedle pursuant to Section 204 of the Delaware General Corporate Law and subsequently sent notice of the ratification to shareholders.  The Company intends to vigorously defend the allegations in this case.

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

Pursuant to the Investment Agreement with CareFirst (as described under "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – CareFirst Convertible Note"), CareFirst has an opportunity to earn warrants based on achievement of Revenue Thresholds for Quarterly Revenue.  On April 15, 2015 and June 15, 2015, we issued to CareFirst warrants to purchase 60,872 shares and 53,566 shares, respectively, of our common stock at an exercise price of $23.49 and $21.20 per share, respectively, in accordance with the terms of the Investment Agreement. The issuance of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

In accordance with the terms of a Separation and Release Agreement entered into with our former president and chief executive officer, Ben R. Leedle, Jr., whose employment was terminated on May 15, 2015 (the "Separation Date"), Mr. Leedle elected to net exercise (net of the applicable exercise price and tax withholding) on the Separation Date certain performance awards granted to Mr. Leedle in the form of options to purchase 434,436 shares of common stock of the Company at an exercise price of $9.96 per share. The Company repurchased from Mr. Leedle 106,408 shares of common stock resulting from this net exercise at $17.23 per share, which was the per share purchase price equal to the closing price of the common stock on the Separation Date as reported on the NASDAQ Global Select Market.

The following table contains information about repurchases of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs (1)
April 1 through 30	-	$-	-	-
May 1 through 31	106,408	17.23	-	-
June 1 through 30	-	-	-	-
Total	106,408	$17.23	-	-

(1) The shares repurchased from Mr. Leedle in May 2015 were not part of a publicly announced plan or program in which additional shares would be purchased.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Sixth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement

10.2	Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan

10.3	Form of Restricted Stock Unit Award Agreement (for Executive Officers) 1-Year Cliff Vesting under the Company's Amended and Restated 2014 Stock Incentive Plan

10.4
Separation and Release Agreement, dated May 15, 2015, between Healthways, Inc. and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 18, 2015, File No. 000-19364]

10.5
Healthways, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration  No. 333-204313]

31.1	Certification of Chief Financial Officer and Interim President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Financial Officer and Interim President and Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	August 7, 2015	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)