Form 10-Q
period 2015-09-30
HEALTHWAYS, INC
filed 2015-11-06
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 3, 2015, there were outstanding 36,039,083 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$1,765	$1,765
Accounts receivable, net	123,926	126,559
Prepaid expenses	10,657	10,680
Other current assets	6,386	7,662
Income taxes receivable	1,529	2,917
Deferred tax asset	7,148	13,118
Total current assets	151,411	162,701

Property and equipment:
Leasehold improvements	39,020	39,285
Computer equipment and related software	356,595	316,808
Furniture and office equipment	23,214	23,257
Capital projects in process	24,905	38,389
	443,734	417,739
Less accumulated depreciation	(282,511)	(252,043)
	161,223	165,696

Other assets	26,231	75,550
Intangible assets, net	64,762	69,161
Goodwill, net	338,800	338,800

Total assets	$742,427	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2015	December 31, 2014
Current liabilities:
Accounts payable	$37,951	$37,204
Accrued salaries and benefits	19,174	24,198
Accrued liabilities	54,819	62,674
Deferred revenue	7,984	8,282
Contract billings in excess of earned revenue	15,172	15,232
Current portion of long-term debt	23,622	20,613
Current portion of long-term liabilities	3,390	2,127
Total current liabilities	162,112	170,330

Long-term debt	228,277	231,112
Long-term deferred tax liability	19,291	32,883
Other long-term liabilities	36,661	72,993

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 36,022,426 and 35,511,221 shares outstanding, respectively	36	35
Additional paid-in capital	298,969	292,346
Retained earnings	29,086	42,439
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(4,440)	(2,048)
Total Healthways, Inc. stockholders' equity	295,469	304,590
Non-controlling interest	617	—
Total stockholders' equity	296,086	304,590

Total liabilities and stockholders' equity	$742,427	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$196,382	$185,656	$584,317	$543,047
Cost of services (exclusive of depreciation and amortization of $9,864, $9,392, $29,205, and $28,368, respectively, included below)	159,053	148,950	479,147	443,574
Selling, general and administrative expenses	14,467	15,756	51,644	49,086
Depreciation and amortization	12,238	13,378	37,099	40,250
Restructuring and related charges	1,752	—	1,752	—
Legal settlement charges	—	—	—	9,363

Operating income	8,872	7,572	14,675	774
Interest expense	4,433	4,574	13,485	13,472
Equity in loss from joint ventures	(19,602)	—	(20,443)	—

Income (loss) before income taxes	(15,163)	2,998	(19,253)	(12,698)
Income tax expense (benefit)	(6,020)	1,025	(7,313)	(4,559)

Net income (loss)	$(9,143)	$1,973	$(11,940)	$(8,139)
Less: net loss attributable to non-controlling interest	(117)	—	(420)	—
Net income (loss) attributable to Healthways, Inc.	$(9,026)	$1,973	$(11,520)	$(8,139)

Earnings (loss) per share attributable to Healthways, Inc.:
Basic	$(0.25)	$0.06	$(0.32)	$(0.23)

Diluted (1)	$(0.25)	$0.05	$(0.32)	$(0.23)

Comprehensive income (loss)	$(10,442)	$849	$(14,494)	$(8,853)
Comprehensive loss attributable to non-controlling interest	(284)	—	(582)	—
Comprehensive income (loss) attributable to Healthways, Inc.	$(10,158)	$849	$(13,912)	$(8,853)

Weighted average common shares and equivalents:
Basic	35,939	35,351	35,756	35,263
Diluted (1)	35,939	36,477	35,756	35,263

(1)	The impact of potentially dilutive securities for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 was not considered because the effect would be anti-dilutive in each of those periods.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling interest	Total
Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$—	$304,590

Net loss attributable to Healthways, Inc.	—	—	—	(11,520)	—	—	—	(11,520)

Net loss attributable to non-controlling interest	—	—	—	—	—	—	(420)	(420)

Other comprehensive loss, net of tax:

Net change in fair value of interest rate swaps, net of income tax benefit of $60	—	—	—	—	—	(15)	—	(15)

Foreign currency translation adjustment	—	—	—	—	—	(2,377)	(162)	(2,539)

Total other comprehensive loss	—	—	—	—	—	(2,392)	(162)	(2,554)

Total comprehensive loss	—	—	—	(11,520)	—	(2,392)	(582)	(14,494)

Exercise of stock options	—	1	2,463	—	—	—	—	2,464

Repurchase of common stock	—	—	—	(1,833)	—	—	—	(1,833)

Tax effect of stock options and restricted stock units	—	—	(5,231)	—	—	—	—	(5,231)

Share-based employee compensation expense	—	—	7,539	—	—	—	—	7,539

Issuance of CareFirst Warrants	—	—	1,436	—	—	—	—	1,436

Proceeds from non-controlling interest	—	—	416	—	—	—	1,199	1,615

Balance, September 30, 2015	$—	$36	$298,969	$29,086	$(28,182)	$(4,440)	$617	$296,086

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,940)	$(8,139)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	37,099	40,250
Amortization of deferred loan costs	1,481	1,390
Amortization of debt discount	5,308	5,018
Share-based employee compensation expense	7,539	5,867
Equity in loss from joint ventures	20,443	—
Deferred income taxes	(8,046)	(6,464)
Excess tax benefits from share-based payment arrangements	—	(340)
Decrease (increase) in accounts receivable, net	1,828	(25,482)
Decrease in other current assets	558	1,867
Increase (decrease) in accounts payable	1,281	(7,591)
Decrease in accrued salaries and benefits	(6,518)	(3,404)
(Decrease) increase in other current liabilities	(7,216)	20,561
Other	(2,990)	8,786
Net cash flows provided by operating activities	38,827	32,319

Cash flows from investing activities:
Acquisition of property and equipment	(26,390)	(31,927)
Investment in joint ventures	(6,075)	(5,425)
Other	(851)	(893)
Net cash flows used in investing activities	(33,316)	(38,245)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	461,456	350,750
Payments of long-term debt	(468,334)	(357,962)
Deferred loan costs	—	(88)
Excess tax benefits from share-based payment arrangements	—	340
Exercise of stock options	2,464	1,498
Repurchase of common stock	(1,833)	—
Proceeds from non-controlling interest	1,615	—
Change in cash overdraft and other	1,005	11,221
Net cash flows (used in) provided by financing activities	(3,627)	5,759

Effect of exchange rate changes on cash	(1,884)	(709)

Net increase (decrease) in cash and cash equivalents	—	(876)

Cash and cash equivalents, beginning of period	1,765	2,584

Cash and cash equivalents, end of period	$1,765	$1,708

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

On March 11, 2015, we formed a joint venture with SulAmérica, one of the largest independent insurers in Brazil, to sell total population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture, Healthways Brasil Servicos De Consultoria LTDA ("Healthways Brazil"). We have determined that our interest in Healthways Brazil represents a controlling financial interest and, therefore, have consolidated the financial statements of Healthways Brazil and have presented a noncontrolling interest for the portion owned by SulAmérica.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU is effective for reporting periods beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis to all periods presented. The adoption of ASU 2015-03 is not expected to have a material impact on our results of operations or cash flows but will result in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability rather than as an asset.

(3)	Share-Based Compensation

We currently have five types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, restricted stock, market stock units and performance-based stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We estimate share-based compensation expense based on the number of awards expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based stock units. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and nine months ended September 30, 2015, we recognized share-based compensation costs of $1.7 million and $7.5 million, respectively, which included the acceleration of vesting in May 2015 of all unexercisable stock options and unvested time-based restricted stock units held by our former president and chief executive officer at the time of the termination of his employment.  For the three and nine months ended September 30, 2014, we recognized share-based compensation costs of $2.3 million and $5.9 million, respectively.

A summary of our stock options as of September 30, 2015 and changes during the nine months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2015	3,564	$13.01
Granted	—	—
Exercised	(900)	10.08
Forfeited	(100)	11.42
Expired	(396)	18.26
Outstanding at September 30, 2015	2,168	13.35	5.80	$1,570
Exercisable at September 30, 2015	1,520	$13.74	5.23	$1,119

There were no stock options granted during the three or nine months ended September 30, 2015.

The following table shows a summary of our restricted stock and restricted stock units as of September 30, 2015, as well as activity during the nine months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	1,047	$13.15
Granted	896	12.44
Vested	(327)	13.04
Forfeited	(161)	13.38
Nonvested at September 30, 2015	1,455	$12.74

Market stock units granted during the three months ended September 30, 2015 have a multi-year performance period ending in 2018 and vest three years from the grant date. Performance-based stock units have a multi-year performance period ending on December 31, 2015 and vest four years from the grant date.

The following table shows a summary of our market stock units and performance-based stock units as of September 30, 2015, as well as activity during the nine months then ended:

	Performance-Based Stock Units		Market Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	341	$14.77	—	$—
Granted	—	—	108	11.75
Vested	—	—	—	—
Forfeited	(28)	14.74	—	—
Nonvested at September 30, 2015	313	$14.77	108	$11.75

At the end of each reporting period, we estimate the number of performance-based stock units expected to vest based on the probability that the related performance objectives will be met. As of September 30, 2015, none of the outstanding performance-based stock units are expected to vest.

(4)	Income Taxes

For the three months ended September 30, 2015, we had an effective tax benefit rate of 39.7%, compared to an effective income tax rate of 34.2% for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, we had an effective tax benefit rate of 38.0% compared to 35.9% for the nine months ended September 30, 2014. The change in the effective rates was primarily due to the smaller base of pre-tax income (loss) for the three and nine months ended September 30, 2014 compared to the same periods in 2015 in relation to certain unrecognized tax benefits and non-deductible expenses.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2012 to present.

(5)	Long-Term Debt

The Company's long-term debt consists of the following at September 30, 2015 and December 31, 2014:

(In thousands)	September 30, 2015	December 31, 2014
Cash Convertible Notes, net of unamortized discount	$128,456	$123,148
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	85,000	97,500
Revolver	12,300	4,950
Capital lease obligations and other	6,143	6,127
	251,899	251,725
Less: current portion	(23,622)	(20,613)
	$228,277	$231,112

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of September 30, 2015. Accordingly, we have classified the Cash Convertible Notes as long-term debt at September 30, 2015 and December 31, 2014. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the nine months ended September 30, 2015, we recorded $5.3 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at September 30, 2015 was $128.5 million, net of the unamortized discount of $21.5 million.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 7 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of September 30, 2015.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of September 30, 2015, we had issued CareFirst Warrant Shares totaling 432,061 at a weighted average exercise price of $17.42. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  As amended in October 2015 and further described below, the Fifth Amended Credit Agreement provides us with a $125.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $85.0 million of which remained outstanding at September 30, 2015, and an uncommitted incremental accordion facility of $100.0 million.

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

  On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the Blue Cross Blue Shield of Minnesota ("BCBSMN") legal settlement in 2014 and, for any period that includes a fiscal quarter ending on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans, and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million.

On October 27, 2015, we entered into a Seventh Amendment to the Fifth Amended Credit Agreement (the "Seventh Amendment"), which provides that the expense incurred by us in the following matters will be excluded from the calculation of consolidated EBITDA for purposes of the Fifth Amended Credit Agreement: (1) operational improvement and restructuring charges incurred from July 1, 2015 through March 31, 2017, not to exceed $27.5 million in the aggregate; (2) cash severance charges in connection with the departure of our former chief executive officer during the quarter ended June 30, 2015 not to exceed $2.2 million in the aggregate; and (3) expense incurred in connection with the grant of certain cash inducement awards to our new chief executive officer in an aggregate amount not to exceed approximately $1.3 million. The Seventh Amendment also reduced the amount available for borrowing under the revolving credit facility from $200.0 million to $125.0 million. As of September 30, 2015, availability under the revolving credit facility totaled $129.9 million as calculated under the most restrictive covenant.

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

(6)	Commitments and Contingencies

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

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC a Petition for Retroactive Waiver ("Waiver Petition") of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. On August 28, 2015, the FCC granted the Company relief requested in the Waiver Petition.  We cannot predict the impact on the California Matter of the FCC's grant of relief pursuant to the Waiver Petition.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer, claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan by granting Ben R. Leedle, Jr., then chief executive officer and president of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares.  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer. On May 15, 2015, in connection with the termination of Mr. Leedle's employment, the Board ratified the awards to Mr. Leedle pursuant to Section 204 of the Delaware General Corporate Law and subsequently sent notice of the ratification to shareholders.   No shareholder filed a timely objection to the ratification.  Upon the expiration of the time period for shareholders to object to the ratification, the Company took the position that the ratification rendered the Plaintiff's claims moot.  The parties then agreed to submit a stipulation of dismissal of the case to the Court. On October 30, 2015, the Court entered an Order that dismissed the case with prejudice with respect to Plaintiff Milton Pfeiffer as moot but without prejudice to the proposed class.  No compensation in any form passed  to the Plaintiff or to Plaintiff's attorneys.  The Order preserves the right of counsel for Milton Pfeiffer to petition the Court for an award of attorneys' fees.

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

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup with minimum remaining contractual obligations totaling $17.3 million.  We also entered into a global joint venture agreement with Gallup in October 2012 (the "Gallup Joint Venture") that requires us to make payments over a 5-year period beginning January 2013. We have minimum remaining contractual cash obligations of $11.6 million to acquire additional membership interest in the Gallup Joint Venture.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $101.2 million; however, based on initial required service and equipment level assumptions, we estimate that the remaining payments will be approximately $209.1 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We account for our investment in the Gallup Joint Venture using the equity method under ASC Topic 323. In the third quarter of 2015, we observed factors causing a decline in future revenue projections of the Gallup Joint Venture as an indicator of an other than temporary impairment of the investment. Accordingly, we estimated the fair value of our investment using a discounted cash flow model. Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the joint venture, the useful life over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value.

Based on our estimate of fair value, we determined that the carrying value of the investment of $17.0 million was impaired and recorded an impairment charge of $12.2 million as equity in loss from joint ventures in the consolidated statements of comprehensive income (loss).

In addition, we determined that the present value of our remaining contractual cash obligations related to the Gallup Joint Venture exceeded the estimated fair value, resulting in the recognition of a liability associated with the forward option to acquire additional membership interest at September 30, 2015 (the "Gallup Derivative"). The Gallup Derivative was recorded as a derivative liability at September 30, 2015 in accordance with FASB ASC Topic 815 and will be carried at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

(In $000s) September 30, 2015	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$240	$—	$240	$(32)	$208
Cash Convertible Notes Hedges	—	10,190	10,190	—	10,190
Liabilities:
Foreign currency exchange contracts	$32	$—	$32	$(32)	$—
Interest rate swap agreements	547	—	547	—	547
Cash Conversion Derivative	—	10,190	10,190	—	10,190
Gallup Derivative	—	7,325	7,325	—	7,325

(In $000s) December 31, 2014	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$477	$—	$477	$(111)	$366
Cash Convertible Notes Hedges	—	48,025	48,025	—	48,025
Liabilities:
Foreign currency exchange contracts	$111	$—	$111	$(111)	$—
Interest rate swap agreements	395	—	395	—	395
Cash Conversion Derivative	—	48,025	48,025	—	48,025

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. The fair values of the Cash Convertible Notes Hedges, the Cash Conversion Derivative and the Gallup Derivative are measured using Level 3 inputs because these instruments are not actively traded. The Cash Convertible Notes Hedges and the Cash Conversion Derivative are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock and other factors. The Gallup Derivative is valued as the difference in the present value of our remaining cash commitments and the fair value of such commitments. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of comprehensive income (loss). Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2014	Purchases of Level 3 Instruments	Issuances of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at September 30, 2015
Cash Convertible Notes Hedges	$48,025	$—	$—	$(37,835)	$10,190
Cash Conversion Derivative	(48,025)	—	—	37,835	(10,190)
Gallup Derivative	—	—	—	(7,325)	(7,325)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss). The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses, and the loss on the Gallup Derivative is recorded as equity in loss on joint ventures.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, the Cash Conversion Derivative, and the Gallup Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2015 was as follows:

•	Cash and cash equivalents – The carrying amount of $1.8 million approximates fair value because of the short maturity of those instruments (less than three months).

•	Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at September 30, 2015 are $96.3 million and $97.3 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at September 30, 2015 was $140.0 million, which is based on the last traded price of the Cash Convertible Notes on September 30, 2015, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at September 30, 2015 was $128.5 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At September 30, 2015, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value.

(8)	Derivative Investments and Hedging Activities

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with interest rates ranging from 0.690% to 1.480% plus a spread (see Note 5).  We maintain interest rate swap agreements with current notional amounts of $115.0 million and termination dates ranging from November 2015 to December 2016.  Of this amount, $65.0 million was effective at September 30, 2015, and $50.0 million will become effective in December 2015, as older interest rate swap agreements expire. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2015, we expected to reclassify $0.5 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next twelve months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2015 and 2014:

(In $000s)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Loss (gain) related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$105	$(118)	$360	$164
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$91	$130	$285	$386

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the nine months ended September 30, 2015 and 2014, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, Gallup Derivative and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). Other than the Gallup Derivative described in Note 7, these derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2015 and 2014.

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

Gallup Derivative

The Gallup Derivative is accounted for as a derivative liability and carried at fair value.

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative, the Cash Convertible Notes Hedges and the Gallup Derivative are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized loss	$(4,938)	$(37,835)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain	$4,938	$37,835	Selling, general and administrative expenses
Gallup Derivative:
Net unrealized loss	$(7,325)	$(7,325)	Equity in loss from joint ventures

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At September 30, 2015, we had forward contracts with notional amounts of $27.3 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at September 30, 2015 and December 31, 2014, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	September 30, 2015				December 31, 2014
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$240	$—	$—	$—	$477	$—	$—
Other assets	—	—	10,190	—	—	—	48,025
Total assets	$240	$—	$10,190	$—	$477	$—	$48,025
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$32	$—	$—	$3,453	$111	$—	$—
Other long-term liabilities	—	—	10,190	3,872	—	—	48,025
Derivatives designated as hedging instruments:
Accrued liabilities	—	66	—	—	—	—	—
Other long-term liabilities	—	481	—	—	—	395	—
Total liabilities	$32	$547	$10,190	$7,325	$111	$395	$48,025

See also Note 7.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

(In 000s, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Healthways, Inc. - numerator for basic earnings (loss) per share	$(9,026)	$1,973	$(11,520)	$(8,139)

Denominator:
Shares used for basic income (loss) per share	35,939	35,351	35,756	35,263
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	770	—	—
Restricted stock units (1)	—	318	—	—
Performance-based stock units (1)	—	34	—	—
CareFirst Warrants (1)	—	4	—	—
Shares used for diluted income per share (1)	$35,939	$36,477	$35,756	$35,263

Earnings (loss) per share:
Basic	$(0.25)	$0.06	$(0.32)	$(0.23)
Diluted (1)	$(0.25)	$0.05	$(0.32)	$(0.23)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	1,770	1,131	1,284	2,153
Restricted stock units	662	54	580	390
Performance-based stock units	—	2	—	16
Market stock units	8	—	3	—
Warrants related to Cash Convertible Notes	7,707	7,707	7,707	7,707
CareFirst Convertible Note	892	892	892	892
CareFirst Warrants	432	83	223	86

(1) The impact of potentially dilutive securities for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 was not considered because the effect would be anti-dilutive in each of those periods.

Performance-based stock units outstanding are considered contingently issuable shares and were excluded from the calculations of diluted earnings per share for the three and nine months ending September 30, 2015 as the performance criteria had not been met as of the end of the reporting periods.

(10)	Accumulated OCI

 The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2015 and 2014:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive loss before reclassifications, net of tax	(187)	(2,377)	(2,564)
Amounts reclassified from accumulated OCI, net of tax	172	—	172
Net increase (decrease) in other comprehensive income (loss), net of tax	(15)	(2,377)	(2,392)
Accumulated OCI, net of tax, as of September 30, 2015	$(357)	$(4,083)	$(4,440)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive loss before reclassifications, net of tax	(68)	(879)	(947)
Amounts reclassified from accumulated OCI, net of tax	233	—	233
Net increase (decrease) in other comprehensive income (loss), net of tax	165	(879)	(714)
Accumulated OCI, net of tax, as of September 30, 2014	$(348)	$(773)	$(1,121)

The following table provides details about reclassifications out of accumulated OCI for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Statement of Comprehensive
(In $000s)	2015	2014	Loss Classification
Interest rate swaps	$285	$386	Interest expense
	(113)	(153)	Income tax benefit
	$172	$233	Net of tax

See Note 8 for further discussion of our interest rate swaps.

(11)	Restructuring and Related Charges

In the third quarter of 2015, we began developing a reorganization and cost rationalization plan (the "2015 Restructuring Plan") that the Company committed to in October 2015, which is intended to improve efficiency and deliver greater value to our customers. The 2015 Restructuring Plan is expected to be largely complete in 2016. In connection with the 2015 Restructuring Plan, we incurred consulting costs in the third quarter of 2015. In addition, in August 2015 we closed one office, which resulted in employee severance and lease costs.

We expect to incur a total of approximately $20 million to $25 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which are expected to result in future cash expenditures, with a majority of the charges expected to be incurred in the fourth quarter of 2015. We expect that the total charges will consist of approximately $9 million to $11 million of severance and other employee-related costs; approximately $6 million to $8 million of lease termination costs; and approximately $5 million to $6 million in consulting and other costs.

The following table shows the costs incurred for the three months ended September 30, 2015 directly related to our 2015 Restructuring Plan and other third quarter restructuring costs:

(In $000s)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
2015 restructuring charges	$210	$1,542	$1,752
Payments	(63)	—	(63)
Accrued restructuring and related charges liability as of September 30, 2015	$147	1,542	$1,689

(1) Consulting and other costs primarily consist of consulting charges incurred in connection with the 2015 Restructuring Plan.

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

To help people optimize care for persistent or chronic conditions we:

•	incorporate the latest, evidence-based clinical guidelines into interventions to optimize patient health outcomes;
•	develop care support plans and motivate members to set attainable goals for themselves;
•	provide local market resources to address acute episodic interventions;
•	coordinate members' care as an extension of their healthcare providers;
•	provide software technology solutions in support of well-being improvement services; and
•	provide high-risk care management for members at risk for hospitalization due to complex conditions.

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

Our proprietary technology infrastructure and delivery capabilities are currently accessible to approximately 68 million people across four continents. Our intervention services are generally delivered from our domestic and international well-being improvement call centers staffed with a range of professionals including, but not limited to, nurses, dieticians, pharmacists, health coaches, exercise specialists and nutritional counselors. Our fitness center network encompasses approximately 16,000 U.S. locations.  We also maintain an extensive network of over 88,000 complementary, alternative and physical medicine practitioners, which offers convenient access to the significant number of individuals who seek health services outside of the traditional healthcare system.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to estimate the costs associated with, and to implement and realize the anticipated benefits of, the reorganization and cost rationalization plan;
•	the effectiveness of management's strategies and decisions;
•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

•	our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business and leadership;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;

•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA"), on our operations and/or the demand for our services;

•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;

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

•	the risks associated with certain derivatives carried at fair value, which may result in volatility to our consolidated statements of comprehensive income (loss);
•	our ability to integrate new or acquired businesses, services (including outsourced services), or technologies into our business and to accurately forecast the related costs;
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
Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements or obtaining customer agreement ("performance-based").  Approximately 7% of revenues recorded during the nine months ended September 30, 2015 were performance-based, and 3% of revenues were subject to final reconciliation as of September 30, 2015.
Reorganization and Rationalization Plan

On October 29, 2015, we announced a reorganization and cost rationalization plan, which is intended to improve efficiency and deliver greater value to our customers.  As part of the 2015 Restructuring Plan, we will move from an organization focused on five customer end markets to a structure centered on two primary businesses – Population Health Services and Network Solutions. The Population Health Services business unit will deliver interventions directly to members of sponsored populations. These interventions are designed to improve people's health and well-being and drive improved performance and lower health-related costs by keeping healthy people healthy, eliminating or reducing lifestyle risks that lead to disease and optimizing care for people with persistent conditions or chronic disease. The Network Solutions business unit will create interventions that are delivered through the networks that we manage, including our SilverSneakers® Fitness program and our national network of complementary and alternative medicine providers.

As part of the 2015 Restructuring Plan, we intend to implement a cost rationalization plan focusing in part on our business technology architecture and in part on the cost-effective deployment of human capital and optimization of facilities infrastructure.  The 2015 Restructuring Plan is expected to be largely complete in 2016.

We expect to incur a total of approximately $20 million to $25 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which are expected to result in future cash expenditures, with a majority of the charges expected to be incurred in the fourth quarter of 2015. We expect that the total charges will consist of approximately $9 million to $11 million of severance and other employee-related costs; approximately $6 million to $8 million of lease termination costs; and approximately $5 million to $6 million in consulting and other costs. We expect that the 2015 Restructuring Plan will create significant cost savings beginning in 2016, with total annualized savings of approximately $35 million to $45 million expected to be realized in 2017.

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

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.  We typically set PMPM rates during contract negotiations with customers based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts are performance-based.  Approximately 7% of revenues recorded during the nine months ended September 30, 2015 were performance-based, and 3% of revenues were subject to final reconciliation as of September 30, 2015.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of September 30, 2015, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $23.0 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current fiscal year that pertains to services provided during a prior fiscal year.  During the nine months ended September 30, 2015 and 2014, we recognized a net increase in revenue of $10.6 million and $4.8 million that related to services provided prior to each respective year.

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

 Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 expressed as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	81.0%	80.2%	82.0%	81.7%

Selling, general and administrative expenses	7.4%	8.5%	8.8%	9.0%
Depreciation and amortization	6.2%	7.2%	6.3%	7.4%
Restructuring and related charges	0.9%	—%	0.3%	—%
Legal settlement charges	—%	—%	—%	1.7%
Operating income (loss) (1)	4.5%	4.1%	2.5%	0.1%

Interest expense	2.3%	2.5%	2.3%	2.5%
Equity in loss from joint ventures	(10.0)%	—%	(3.5)%	—%

Income (loss) before income taxes (1)	(7.7)%	1.6%	(3.3)%	(2.3)%
Income tax expense (benefit)	(3.1)%	0.6%	(1.3)%	(0.8)%

Net income (loss) (1)	(4.7)%	1.1%	(2.0)%	(1.5)%
Net loss attributable to non-controlling interest	(0.1)%	—%	(0.1)%	—%
Net income (loss) attributable to Healthways, Inc. (1)	(4.6)%	1.1%	(2.0)%	(1.5)%

(1) Figures may not add due to rounding.

Revenues

Revenues increased $10.7 million, or 5.8%, and $41.3 million, or 7.6% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to the following:

•	an increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation;
•	an increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage as well as growth in our customers' membership;
•	the commencement of contracts with new customers and ramping revenues under existing contracts; and
•	an increase in performance-based revenues, primarily due to the positive impact of our ability to recognize certain such revenues earlier in 2015 than in 2014.
These increases were somewhat offset by contract terminations in 2014 and 2015, including four health plan contracts in 2014 for our disease management solution (the "four terminated contracts"), and the completion of short-term consulting engagements with certain customers during 2014.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues remained relatively consistent at 81.0% and 82.0% for the three and nine months ended September 30, 2015, respectively, compared to 80.2% and 81.7% for the three and nine months ended September 30, 2014, respectively, although there were offsetting increases and decreases within the periods.

Increases in cost of services as a percentage of revenues were primarily due to the following:

•
the impact of the four terminated contracts and the completion of certain short-term consulting engagements that were in effect during 2014 and carried a lower than average cost of services as a percentage of revenues; and

•
three customer contract renewals that changed certain contract terms and structure, resulting in lower contract margins for the three and nine months ended September 30, 2015, but that provide us an opportunity to grow revenue and expand margins over the term of the contracts.

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
Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased to 7.4% for the three months ended September 30, 2015 compared to 8.5% for the three months ended September 30, 2014 primarily due to the following:

•	a decrease in expenses related to proxy contest defense costs, which were incurred in 2014 and did not recur in 2015; and
•
a decrease in the level of long-term incentive compensation expense based on the Company's actual and projected financial performance against established targets as well as the absence of such expenses in the three months ended September 30, 2015 related to our former president and chief executive officer.

Selling, general and administrative expenses as a percentage of revenues remained relatively consistent at 8.8% for the nine months ended September 30, 2015 compared to 9.0% for the nine months ended September 30, 2014, with a decrease in expenses related to proxy contest defense costs, which were incurred in 2014 and did not recur in 2015, mostly offset by increased expenses associated with the termination in May 2015 of our former president and chief executive officer.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 8.5%, and $3.2 million, or 7.8%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to certain intangible assets becoming fully amortized during 2014.

Restructuring and Related Charges

In connection with the 2015 Restructuring Plan, we incurred charges of $1.8 million, which primarily consisted of third-party consulting charges incurred in connection with the 2015 Restructuring Plan.

Legal Settlement Charges

On April 17, 2014, we entered into an agreement with BCBSMN to resolve a contractual dispute. As a result of this settlement, we incurred charges of approximately $9.4 million during the nine months ended September 30, 2014.

Interest Expense

Interest expense remained relatively consistent for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Equity in Loss from Joint Ventures

For the three months ended September 30, 2015, in connection with the Gallup Joint Venture (see Note 7 of the Notes to the Consolidated Financial Statements in this report), we incurred an impairment charge of $12.2 million based on the estimated fair value of our equity method investment in the Gallup Joint Venture at September 30, 2015 as well as a loss of $7.3 million on the Gallup Derivative.

Income Tax Expense

For the three months ended September 30, 2015, we had an effective tax benefit rate of 39.7%, compared to an effective income tax rate of 34.2% for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, we had an effective tax benefit rate of 38.0% compared to 35.9% for the nine months ended September 30, 2014. The change in the effective rates was primarily due to the smaller base of pre-tax income (loss) for the three and nine months ended September 30, 2014 compared to the same periods in 2015 in relation to certain unrecognized tax benefits and non-deductible expenses.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2015 provided cash of $38.8 million, compared to $32.3 million for the nine months ended September 30, 2014, primarily due to increased cash collections on accounts receivable for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Investing activities during the nine months ended September 30, 2015 used $33.3 million in cash which primarily consisted of capital expenditures, most of which were associated with our Embrace platform.

Financing activities during the nine months ended September 30, 2015 used $3.6 million in cash primarily due to net payments under the Fifth Amended Credit Agreement partially offset by proceeds from non-controlling interest and the exercise of stock options.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 5 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at September 30, 2015 of (1) a maximum total funded debt to EBITDA of 4.25 and (2) a minimum total fixed charge coverage of 1.50. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of September 30, 2015.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.4 million for the nine months ended September 30, 2015.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the nine months ended September 30, 2015.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC a Petition for Retroactive Waiver ("Waiver Petition") of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. On August 28, 2015, the FCC granted the Company relief requested in the Waiver Petition.  We cannot predict the impact on the California Matter of the FCC's grant of relief pursuant to the Waiver Petition.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer, claiming to be a stockholder of the Company, filed a putative derivative action against the Company and the Board in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan by granting Ben R. Leedle, Jr., then chief executive officer and president of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares.  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer. On May 15, 2015, in connection with the termination of Mr. Leedle's employment, the Board ratified the awards to Mr. Leedle pursuant to Section 204 of the Delaware General Corporate Law and subsequently sent notice of the ratification to shareholders.   No shareholder filed a timely objection to the ratification.  Upon the expiration of the time period for shareholders to object to the ratification, the Company took the position that the ratification rendered the Plaintiff's claims moot.  The parties then agreed to submit a stipulation of dismissal of the case to the Court. On October 30, 2015, the Court entered an Order that dismissed the case with prejudice with respect to Plaintiff Milton Pfeiffer as moot but without prejudice to the proposed class.  No compensation in any form passed  to the Plaintiff or to Plaintiff's attorneys.  The Order preserves the right of counsel for Milton Pfeiffer to petition the Court for an award of attorneys' fees.

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

Pursuant to the Investment Agreement with CareFirst (as described under "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – CareFirst Convertible Note"), CareFirst has an opportunity to earn warrants based on achievement of Revenue Thresholds for Quarterly Revenue.  On September 8, 2015, we issued to CareFirst warrants to purchase 126,940 shares of our common stock at an exercise price of $13.67 per share in accordance with the terms of the Investment Agreement. The issuance of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Restricted Stock Unit Award Agreement (for Executive Officers) for July 1, 2015 under the Company's Amended and Restated 2014 Stock Incentive Plan

10.2	Separation Agreement, dated November 1, 2015, between the Company and Michael R. Farris

10.3
Employment Agreement, dated August 3, 2015, between Healthways, Inc. and Donato Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.4	Form of Restricted Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.5	Form of Market Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.6	Form of Market Stock Unit Award Agreement for September 24, 2015 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.7
Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.8
Seventh Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement  [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 29, 2015, File No. 000-19364]

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

Healthways, Inc.
(Registrant)

Date	November 6, 2015	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)