Form 10-K
period 2015-12-31
HEALTHWAYS, INC
filed 2016-03-04
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

(615) 614-4929
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

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

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $376.9 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market LLC.

As of February 29, 2016, 36,129,650 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Healthways, Inc.
Form 10-K

PART I

As used throughout this Annual Report on Form 10-K, unless the context otherwise indicates, the terms "we," "us," "our," "Healthways," or the "Company" refer collectively to Healthways, Inc. and its wholly-owned subsidiaries.

Item 1.                          Business

Overview

Healthways, Inc. provides network delivered solutions and population health management services that are uniquely designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. Our solutions and services are designed to improve some or all of a population's well-being elements: physical, financial, social, community and sense of purpose. In some cases we engage entire populations, including health plan memberships, workforces and communities, while in other cases we engage targeted populations such as members at high-risk, cohorts of cardiac rehabilitation patients or hospital discharge patients. In the U.S., we operate in all 50 states and the District of Columbia. Our customers include health plans, both commercial and Medicare Advantage, large self-insured employers including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, and hospitals. In addition to our U.S. operations, we also provide services to commercial healthcare businesses and/or government entities in Australia, Brazil, and France.

 Our Network Solutions Business contains, among others, three large programs including the SilverSneakers® senior fitness program, the Prime fitness program and the Physical Medicine access program. The SilverSneakers® senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retirees. Our networks encompass approximately 16,000 U.S. fitness center locations and more than 1,000 alternative locations providing classes only. We utilize the fitness center national network to also offer the Prime Fitness program through commercial health plans, employers and insurance exchanges. We also offer a Physical Medicine network of over 88,000 complementary, alternative and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture and more.

Our Population Health Business, whose largest customers are commercial health plans and self-insured employers, takes a systematic approach to keeping healthy people healthy, eliminating or reducing lifestyle risks and optimizing care for persistent or chronic conditions. Our population health technology platform uses our proprietary analytics and predictive models to enable us to stratify the population, develop individualized well-being improvement plans and deliver targeted action-based solutions to improve individual and organizational performance. Many of our intervention services are delivered from our domestic and international well-being improvement call centers staffed with a range of health care professionals. The professionals include, but are not limited to, nurses, dieticians, pharmacists, health coaches, exercise specialists and nutritional counselors. Our interventions are delivered using a range of other methods, including venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line web-based portals , including social networks; and any combination of these methods.

Founded and incorporated in Delaware in 1981, Healthways, Inc. is headquartered at 701 Cool Springs Boulevard, Franklin, TN 37067.

Customer Contracts

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation, such as the SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  PMPM rates are established during contract negotiations with customers, often based on the value we expect our programs to create and a sharing of that value between the customer and the Company.

Our contracts with health plans and integrated healthcare systems generally range from three to five years with several comprehensive strategic agreements extending up to ten years in length.  Contracts with self-insured employers typically have two to four-year terms.  Some of our contracts allow the customer to terminate early.

Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics such as cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 7% of revenues recorded during the twelve months ended December 31, 2015 were performance-based and 2% of revenues were subject to final reconciliation as of December 31, 2015.

Backlog

Backlog represents the estimated average annualized revenue at target performance over the term of the contract for business awarded but not yet started.  We do not consider backlog at December 31 to be a meaningful predictor of our future revenues as a significant majority of our new revenues come from a combination of expanding revenue from existing customers and new customers with contracts that are signed and started on a non-calendar year basis. Annualized revenue in backlog as of December 31, 2015 and 2014 was as follows:

	December 31,	December 31,
(In thousands)	2015	2014
Annualized revenue in backlog	$2,488	$9,100

Business Strategy

Our business strategy and value proposition reflect our fundamental belief that people with higher well-being have lower overall health-related costs, improved workforce engagement and improved productivity. These outcomes create value for our customers, which include health plans, governments, employers, integrated healthcare systems and communities.

We believe the entire healthcare market is shifting to payment for outcomes, not simply volume of services or time, and that solutions focused on population health management are the most effective model within this pay-for-value reimbursement market. We believe this model is better aligned with macro healthcare trends and their impact on payors, providers and consumers.

As part of our reorganization and cost rationalization plan developed in 2015 (the "2015 Restructuring Plan"), we are moving from an organization focused on five customer end markets to a structure centered on two primary businesses – Network Solutions and Population Health Services. The Network Solutions business creates interventions that are delivered through the networks that we manage, including our SilverSneakers® Fitness program and our national network of complementary and alternative medicine providers. The Population Health Services business unit delivers interventions directly to members of sponsored populations. These interventions are designed to improve people's health and well-being and drive improved performance and lower health-related costs by keeping healthy people healthy, eliminating or reducing lifestyle risks that lead to disease and optimizing care for people with persistent conditions or chronic disease.

Strategic partnerships with leading health and well-being solutions providers are an important part of our business strategy. For example, we collaborate with Blue Zones, LLC to deliver a scaled well-being improvement solution to improve the well-being of entire community populations, and we have an exclusive partnership with Dr. Dean Ornish that is expanding access to the Dr. Ornish's Program for Reversing Heart Disease™.

Delivery Model

The degree of our engagement and model of support is based on our customers' needs and preferences.  Within our Network Solutions Business, we have approximately 16,000 U.S. fitness center locations and more than 1,000 alternative locations providing classes only. We utilize the fitness center national network to deliver the SilverSneakers ® Fitness proprietary curriculum and also offer the Prime Fitness program.  Within our Population Health Services, behavior change techniques and predictive modeling are incorporated in our technology to identify an individual's readiness to change. We then provide personalized support through appropriate interactions using a range of methods desired by an individual, including self-directed modalities of mobile, web and integrated devices including social networks; venue-based face-to-face, print, phone and others.

Modalities used and intensity of service must deliver the expected result – healthier people who cost less and perform better. We expect to invest where appropriate in technology to refine our proprietary clinical, data management and reporting systems to continue to meet the requirements of our customers to deliver measureable outcomes.

Measurement of Outcomes

Through our exclusive, 25-year relationship with Gallup which began in 2008, we have created a definitive measure and empiric database of changes in the well-being of the U.S. population based on over two million completed surveys to date, known as the Gallup-Healthways Well-Being Index®.  This database supports our understanding of the causes and effects of well-being for a population.  The Gallup-Healthways individual well-being assessment tools, known collectively as the Gallup-Healthways Well-Being 5TM , provide employers, health providers, insurers and other interested parties with a validated capability to assess, measure and report on changes in the well-being of their employees, patients, members and customers.

Growth Strategy

We are engaged in a comprehensive review of the Healthways organization: our business structure, costs, product offerings and delivery. We are focused on listening to and understanding our customers' requirements and how best to meet their needs.  Our objective is to be a leader in the markets in which we compete while providing a level of financial performance commensurate with that leadership position.

The outcome of our strategic review, which we expect to continue through the first half of 2016, might include the addition or subtraction of capabilities and technologies through internal development, strategic alliances with other entities and/or selective acquisitions, divestitures or investments.

Segment and Major Customer Information

During 2015, we had two operating segments (domestic and international) that we have aggregated into one reportable segment, well-being improvement services. During 2015, Humana, Inc. ("Humana") comprised approximately 13.1% of our revenues. Our primary contract with Humana continues through 2020. No other customer accounted for 10% or more of our revenues in 2015.

As part of the 2015 Restructuring Plan, which is planned to be completed in 2016, management is evaluating the internal structural and reporting changes necessary to begin managing our operations as two primary businesses, Network Solutions and Population Health Services. The outcome of this evaluation could impact how we report our segments in the future for financial reporting purposes. In addition, a change in segment reporting could also result in a change in our reporting units for goodwill impairment measurement purposes.

Competition

The healthcare industry is highly competitive and subject to continual change in the manner in which services are provided.  Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing a variety of population health management services and other services or have announced an intention to offer such services to health plans, both commercial and Medicare Advantage; large self-insured employers, including state and municipal government entities; and providers of healthcare, including integrated healthcare systems, hospitals, and physician groups.  These entities include health and wellness companies, retail drug stores, major pharmaceutical companies, health plans, healthcare web-based and/or print content companies, home healthcare organizations, providers, pharmacy benefit management companies, medical device and diagnostic companies, healthcare information technology companies, Internet-based medical content companies, revenue cycle management companies, consulting firms and other entities.

We believe we have certain advantages over our competitors because of the breadth and depth of our well-being improvement capabilities, including the scope of our strategic relationships; the brand recognition of certain programs such as SilverSneakers®; state-of-the-art proprietary information technology; predictive modeling and data integration capabilities; behavior-change techniques; the comprehensive recruitment and training of our clinical colleagues; our experienced management team; the comprehensive clinical nature and evidence-based scientific foundation of our product offerings; our established reputation for providing well-being improvement services to members wishing to maintain health, who possess health risk factors or are diagnosed with chronic diseases; and the proven financial and clinical results delivered by our programs as evidenced through a library of published peer-reviewed outcomes studies.  However, we cannot assure you that we can compete effectively with other entities such as those noted above.

Industry Integration and Consolidation

Consolidation remains an important factor in all aspects of the healthcare industry, including the well-being and health management sector.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other entities which already have or contract for programs similar to ours or are not interested in our programs.

Consolidation may be driven, in part, by the increasing adoption of alternative payment models. For example, Accountable Care Organizations ("ACOs") promote accountability and coordination of care among providers by allowing providers, including hospitals, physicians, and other designated professionals, to voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high-quality and efficient delivery of services. Medicare-approved ACOs that achieve quality performance standards established by the U.S. Department of Health & Human Services ("HHS") may be eligible to share in a portion of the amounts saved by the Medicare program.  We provide support and services for multiple ACOs that serve Medicare fee-for-service beneficiaries through our partnerships with integrated health systems. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA") also required HHS to establish voluntary national bundled payment programs under which participating groups of providers receive a single payment for certain medical conditions or episodes of care.  Further, HHS has established a mandatory bundled payment program for certain hospitals participating in Medicare that perform hip and knee replacements, beginning in April 2016. While ACOs and bundled payments are Medicare programs, commercial insurers and private managed care health plans may increasingly shift to ACO and bundled payment models as well.  We expect these and other changes resulting from PPACA to further encourage integration and increase consolidation in the healthcare industry.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under Item 1A. "Risk Factors" below.

Patient Protection and Affordable Care Act ("PPACA")

The PPACA changes how healthcare services are covered, delivered, and reimbursed through, among other things, significant reductions in the growth of Medicare program payments.  In addition, PPACA reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement.  PPACA contains provisions that have, and will continue to have, an impact on our customers, including commercial health plans and Medicare Advantage programs.

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

Other Laws

While many of the governmental and regulatory requirements affecting healthcare delivery generally do not directly apply to us, our customers must comply with a variety of regulations including those governing Medicare Advantage plans and their marketing, the licensing and reimbursement requirements of federal, state and local agencies and the requirements of municipal building codes and health codes.  Certain of our services, including health service utilization management and certain claims payment functions, require licensure by government agencies.  We are subject to a variety of legal requirements in order to obtain and maintain such licenses.

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

Because of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws of other countries in which we provide services. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage.  Failure to comply with the FCPA and similar legislation could result in the imposition of civil or criminal fines and penalties.

Employees

As of February 1, 2016, we had approximately 2,400 employees.  Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

Available Information

Our Internet address is www.healthways.com.  We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").  The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The healthcare industry currently faces significant cost reduction pressures as a result of increased competition, increased consolidation among healthcare industry participants, constrained revenues from governmental and private sources, increasing underlying medical care costs, the laws and regulations relating to reimbursement and pricing generally and general economic conditions. Further, consolidation among our customers, particularly our health plan customers that are part of larger healthcare enterprises, could give these organizations even greater bargaining power, which may lead to further pressure on the prices for our products and services. We believe that these pressures, which may cause our customers to purchase fewer of our products and services, reduce the prices that they are willing to pay for our products and services or reduce the amounts of reimbursement available for our products and services from governmental agencies or third-party payors, will continue and possibly intensify.

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

A significant percentage of our revenues is derived from health plan customers.  The health plan industry continues to consolidate, and we cannot assure you that we will be able to retain health plan customers, or continue to provide our products and services to such health plan customers on terms at least as favorable to us as currently provided, if they are acquired by other health plans that already participate in competing programs or are not interested in our programs. In addition, a reduction in the number of covered lives enrolled with our health plan customers or a decision by our health plan customers to take programs in-house could adversely affect our results of operations. Our health plan customers are subject to increased obligations under PPACA, including benefit mandates, limitations on exclusions and factors used for rate setting, requirements for MLRs, and increased taxes. In determining how to meet these requirements, current or prospective customers may seek reduced fees or choose to reduce or delay the purchase of our services.

In addition, PPACA required that each state establish or participate in an American Health Benefit Exchange ("Exchange") where individuals may compare and purchase health insurance. Health plans participating in an Exchange must offer a set of minimum benefits, known as "essential health benefits," and may elect to offer additional benefits. Chronic disease management is one of the ten essential health benefits. The parameters of the chronic disease management benefit may vary based upon each state's specific benchmark plan, which sets the standard for each market. It is possible that our services will not qualify under these standards in some or all states, particularly if these standards are changed. We cannot predict whether individuals who are currently receiving our services will switch to health plans offered through the Exchanges that do not include our services. If we are unable to provide services to health plans participating in Exchanges, if health plans in the Exchanges that engage our services are not successful, or if the Exchanges otherwise reduce the number of members receiving our services or the payments we receive, our results of operations could be negatively impacted.

We currently derive a significant percentage of our revenues from one customer.

Because of the size of its membership, Humana comprised approximately 13.1% of our revenues in 2015.   No other customer accounted for 10% or more of our revenues in 2015. Our primary contract with Humana was renewed in fiscal 2015 and continues through 2020. The loss or restructuring of a contract with, Humana or other large customers could have a material adverse effect on our business and results of operations.

Our strategic review may cause uncertainty regarding the future of our business, divert management's attention, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results and financial condition.

As disclosed under Item 1. "Business – Business Strategy," we are engaged in a comprehensive review of our organization, including its business structure, costs, product offerings and how we deliver those, as well as listening to and understanding our customers' requirements and how best to meet their needs.  The outcome of our strategic review is uncertain and might include the addition or subtraction of capabilities and technologies through internal development, strategic alliances with other entities and/or selective acquisitions, divestitures or investments. The strategic review process is complex and may require the expenditure of significant time and resources by us and may divert management's time and attention. Additionally, our strategic review may cause or result in:

•	disruption of our business or distraction of our employees and management;
•	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;
•	increased stock price volatility; and
•	difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review, it may disrupt our business or adversely impact our revenue, operating results and financial condition.

Our reorganization and cost rationalization plans may be disruptive and could harm our operations.

In October 2015, we announced a restructuring plan which is intended to improve efficiency and deliver greater value to our customers as well as to create cost savings.  As part of the restructuring plan, the Company has been moving from an organization focused on five customer end markets to a structure centered on two primary businesses – Population Health Services and Network Solutions. Additionally, we announced a cost rationalization plan focusing in part on our business technology architecture and in part on the cost-effective deployment of human capital and optimization of facilities infrastructure.

We cannot assure you that we will be able to successfully implement our restructuring and cost rationalization plans. Further, our ability to achieve the anticipated benefits, including the anticipated levels of cost savings and efficiency, of such plans within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, market, competitive or other uncertainties, some of which are beyond our control.  Restructuring and cost rationalization can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business.  Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our restructuring and cost rationalization plans, in the timeframes we desire or at all.

Our business strategy is dependent in part on developing new and additional products and services to complement our existing products and services, as well as seeking relationships which are effective in expanding distribution channels and enhancing our products and services.

Our strategy focuses on helping people adopt and/or maintain healthy behaviors, reducing health-related risk factors, and optimizing care for identified health conditions.  While we have considerable experience in solutions for a broad range of health conditions, any new or modified programs will involve inherent risks of execution, such as our ability to implement our programs within expected timelines or cost estimates; our ability to obtain adequate financing to provide the capital that may be necessary to support our operations and to support or guarantee our performance under new contracts; and our ability to deliver outcomes on any new products or services.  In addition, as part of our business strategy, we may enter into relationships to establish additional distribution channels and/or to facilitate product development. As we collaborate with third-parties to develop products potentially offered through new or alternative distribution channels, we may face difficulties, such as potential customer overlap and misalignment on objectives which may adversely affect our business.

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

We provide health improvement programs and services in Brazil, Australia, and France. Our success in the international markets will depend in part on our ability to anticipate the rate of market acceptance of our solutions and the individual market dynamics and regulatory requirements in potential international markets.  Because the international market for our services is still developing and also involves many new solutions, there is no guarantee that we will be able to achieve the necessary cost savings and clinical outcomes improvements under our contracts with international customers within the expected time frames and reach mutual agreement with customers with respect to those outcomes.  The failure to accurately forecast the costs of implementing our strategy of establishing a presence in these markets could have a material adverse effect on our business.

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

Furthermore, because of our international operations, we could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provide services. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, contractors or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our results of operations, cash flows and financial condition.

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

The performance of our business and the level of our indebtedness could prevent us from meeting the obligations under our credit agreement or the cash convertible senior notes or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement"). On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), and on October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in an aggregate original principal amount of $20 million (the "CareFirst Convertible Note"). As of December 31, 2015, our long-term debt under these arrangements, including the current portion but excluding the debt discount, was $250.0 million.

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

The conditional cash conversion feature of the Cash Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

The conditional cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. In the event the Cash Conversion Derivative is triggered, holders of Cash Convertible Notes will be entitled to convert the Cash Convertible Notes at any time during specified periods at their option.  If one or more holders elect to convert their Cash Convertible Notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Cash Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Cash Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

The accounting for the Cash Convertible Notes and related cash convertible notes hedge transactions may result in volatility to our consolidated statements of comprehensive income (loss).

The Cash Conversion Derivative that is part of the Cash Convertible Notes is accounted for as a derivative liability pursuant to ASC Topic 470, Debt, relating to derivative instruments and hedging activities. In general, the initial valuation of the conversion option was bifurcated from the debt component of the Cash Convertible Notes and is measured at fair value each reporting period. For each financial statement period after issuance of the Cash Convertible Notes, a hedge gain (or loss) will be reported in our consolidated statements of comprehensive income (loss) to the extent the valuation of the Cash Conversion Derivative changes from the previous period. In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled, recorded and carried at fair value as a derivative asset and intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. Although we do not expect there to be a material net impact to our consolidated statements of comprehensive income (loss) as a result of our issuing the Cash Convertible Notes and entering into the Cash Convertible Notes Hedges, we cannot assure you these transactions will be completely offset, which may result in volatility to our consolidated statements of comprehensive income (loss).

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets.  At December 31, 2015, we had approximately $337.0 million and $61.3 million of goodwill and intangible assets, respectively.  We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

A cybersecurity incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt and storage of a significant amount of health information about the participants in our programs. The secure maintenance of this confidential information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced attacks against information systems create risk of cybersecurity incidents.  There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of a breach in security of our systems or those of our third-party vendors and other service providers could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material, adverse effect on our financial condition and results of operations and harm our business reputation.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense.  Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.  The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.

We recently have experienced significant changes in our senior management team, including the recent appointments of Donato Tramuto as our Chief Executive Officer; Sid Stolz as President, Network Solutions; Sean Slovenski, as President, Population Health Services; and Steve Schwartz, as Senior Vice President of Strategy and Corporate Development. Failure to ensure effective transfer of knowledge and smooth transitions involving the foregoing members of senior management and other key employees could interfere with our ability to manage and grow our business. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires could adversely affect our business and results of operations.

We face competition for staffing, which may increase our labor costs and reduce profitability.

We compete with other healthcare and services providers in recruiting qualified management, including executives with the required skills and experience to operate and grow our business, and staff personnel for the day-to-day operations of our business and well-being improvement call centers, including nurses, health coaches, and other healthcare professionals.  In some markets, the scarcity of nurses, experienced health coaches, and other medical support personnel has become a significant operating issue to healthcare businesses.  These challenges may require us to enhance wages and benefits to recruit and retain qualified management and other professionals.  Difficulties in attracting and retaining qualified management, nurses, health coaches, and other healthcare professionals, or in controlling labor costs, could have a material adverse effect on our profitability.

Our industry is a rapidly evolving and highly competitive segment of the healthcare industry.

We operate is an evolving segment of the overall healthcare industry with many entities marketing or announcing an intention to offer a variety of population health improvement services and other services to health plans, integrated healthcare systems, self-insured employers, and government entities. The financial, research, staff, and marketing resources of these entities may exceed our resources.

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

We believe that federal requirements governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for well-being improvement purposes from a covered entity; however, state laws or regulations could impose additional and more restrictive privacy and security restrictions.  We are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. In addition, impermissible uses and disclosures of unsecured individually identifiable health information are presumed to be breaches for which notice must be provided by us or our customers to affected individuals and, in some cases, the media, unless it can be demonstrated that there is a low probability that the information has been compromised.

We continually monitor the extent to which federal and state legislation and regulations govern our operations. New federal or state legislation or regulations that restrict our ability to obtain and handle individually-identifiable health information or that otherwise restrict our operations could have a material adverse effect on our results of operations.

Government regulators may interpret current regulations or adopt new legislation governing our operations in a manner that subjects us to penalties or negatively impacts our ability to provide services.

Broadly written Medicare fraud and abuse laws and regulations may be subject to varying interpretations, which may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers. The Bipartisan Budget Act of 2015 requires civil monetary penalties, including penalties for some of the Medicare fraud and abuse laws, to increase by up to 150% by August 1, 2016, and to increase annually thereafter.

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

All of our healthcare professionals who are subject to licensing requirements, such as the professionals located at well-being improvement call centers, are licensed in the state in which they are physically present.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state.  We continually monitor legislative, regulatory, and judicial developments in telemedicine; however, new agency interpretations, federal or state  legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all well-being improvement call center health professionals, which could increase our costs of services and could have a material adverse effect on our results of operations.

Healthcare legislation may result in a reduction to our revenues from government health programs and private insurance companies.

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

We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters, our Population Health Business headquarters and one of our well-being improvement call centers, pursuant to an agreement that expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona which contains our Network Solutions Business and one of our well-being improvement call centers.

In addition, we lease office space for our five other well-being improvement call center locations for an aggregate of approximately 110,000 square feet of space with lease terms expiring on various dates from 2016 to 2020.  Our operations support and training offices contain approximately 39,000 square feet in aggregate and have lease terms expiring from 2016 to 2020.

Item 3.	Legal Proceedings

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways Wholehealth Networks, Inc ("HWHN"), were named in a putative class action lawsuit filed by Edward Simon, DC in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the Telephone Consumer Protection Act ("TCPA"), as amended by the Junk Fax Prevention Act ("JFPA"), in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the Federal Communications Commission ("FCC"), those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division ("California Matter").

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

On December 17, 2015, the court in the California Matter denied a class certification motion by the plaintiff and on February 1, 2016, denied the plaintiff's motion to stay proceedings. The litigation in the California Matter continues, and we intend to vigorously defend the allegations.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer, claiming to be a stockholder of the Company ("Plaintiff"), filed a putative derivative action against the Company and the Company's Board of Directors (the "Board") in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., then Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (collectively, the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer. On May 15, 2015, in connection with the termination of Mr. Leedle's employment, the Board ratified the awards to Mr. Leedle pursuant to Section 204 of the Delaware General Corporate Law and subsequently sent notice of the ratification to shareholders.   No shareholder filed a timely objection to the ratification.  Upon the expiration of the time period for shareholders to object to the ratification, the Company took the position that the ratification rendered the Plaintiff's claims moot.  The parties then agreed to submit a stipulation of dismissal of the case to the Court. On October 30, 2015, the Court entered an Order that dismissed the case with prejudice with respect to Plaintiff Milton Pfeiffer as moot but without prejudice to the proposed class.  No compensation in any form passed  to the Plaintiff or to Plaintiff's attorneys.  The Order preserves the right of counsel for Milton Pfeiffer to petition the Court for an award of attorneys' fees.

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

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 4, 2016.  Executive officers of the Company serve at the pleasure of the Board.

Officer	Age	Position

Donato Tramuto	59
Chief Executive Officer of the Company since November 2015. Chairman of the Board of Aptus Health (formerly known as Physicians Interactive) since November 2015. Chief Executive Officer and Chairman of the Board of Physicians Interactive Holdings from July 2013 to October 2015. Chief Executive Officer, Founder and Vice Chairman of Physicians Interactive Holdings from October 2008 to July 2013. Chief Executive Officer of i3 from 2004 to 2006. Chief Executive Officer and Co-Founder of Constella Health Strategies from 1998 to 2003.

Alfred Lumsdaine	50
Chief Financial Officer of the Company since January 2011. Interim Chief Executive Officer of the Company from May 2015 to November 2015. Chief Accounting Officer of the Company from February 2002 until January 2011.

Sidney Stolz	54
President, Network Solutions since October 2015. President of Chip Rewards, Inc. from May 2012 to October 2015. Chief Growth Officer of New Century Health from August 2010 to September 2011. Executive Vice President of Healthcare Solutions, Inc. from March 2008 to September 2009.

Sean Slovenski	48
President, Population Health since February 2016. Chief Executive Officer of Care Innovations from October 2013 to February 2016. Vice President of Innovation at Humana from April 2013 to September 2013. Segment Vice President of Health and Productivity Solutions at Humana from October 2011 to April 2013.  Chief Executive Officer of HumanaVitality from December 2010 to October 2011. Co-Founder and Chief Executive Officer of Hummingbird Coaching Services from March 2003 to January 2011.

Glenn Hargreaves	49	Chief Accounting Officer of the Company since July 2012 and Controller since January 2011. Director of Tax of the Company from April 2005 until January 2011.

Mary Flipse	49
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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the symbol "HWAY".

The following table sets forth the high and low sales prices per share of our common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2015
First quarter	$23.30	$18.12
Second quarter	20.71	11.86
Third quarter	14.22	10.84
Fourth quarter	13.72	9.93

Year ended December 31, 2014
First quarter	$17.36	$11.50
Second quarter	18.73	16.05
Third quarter	18.68	15.61
Fourth quarter	20.20	13.99

Performance Graph

The following graph compares the total stockholder return of $100 invested on December 31, 2010 in (a) the Company, (b) the NASDAQ U.S. Stocks Benchmark index and (c) the NASDAQ Health Care Providers index, assuming the reinvestment of all dividends.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
HWAY	100.0	61.5	95.9	137.5	178.1	115.3
NASDAQ U.S. Stocks Benchmark	100.0	100.3	116.8	155.9	175.3	176.2
NASDAQ Health Care Providers	100.0	109.9	124.4	171.8	221.9	240.3

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Notes:
A. The lines represent annual index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.00 on December 31, 2010.

Unregistered Sales of Equity Securities

As described further below in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", CareFirst has an opportunity to earn warrants based on achievement of certain quarterly thresholds for revenue. On December 11, 2015, we issued to CareFirst warrants to purchase 158,622 shares of our common stock at an exercise price of $11.51 per share. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders

At February 17, 2016, there were approximately 8,150 holders of our common stock, including 217 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  Our Board will review our dividend policy from time to time and may declare dividends at its discretion; however, our Fifth Amended Credit Agreement places restrictions on the payment of dividends.  For further discussion of the Fifth Amended Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated by reference herein.

Related Stockholder Matter

A copy of the Healthways, Inc. Annual Report on Form 10-K for 2015 filed with the Securities and Exchange Commission is available on the Company's website, www.healthways.com. It is also available from the Company (without exhibits) at no charge. These requests should be directed to Chip Wochomurka, Vice President – Investor Relations, at the Company's corporate office.

Item 6.  Selected Financial Data

The following table represents selected financial data.  The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Report.

(In thousands, except per share data)	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Results:
Revenues	$770,598	$742,183	$663,285	$677,170	$688,765
Cost of services (exclusive of depreciation and amortization included below)	635,909	598,280	547,387	533,880	510,724
Selling, general and administrative expenses	68,142	65,377	61,205	60,888	64,843
Depreciation and amortization	49,855	53,378	52,791	51,734	49,988
Restructuring and related charges	15,097	—	—	1,773	9,036
Gain on sale of business	(1,873)	—	—	—	—
Legal settlement charges	—	17,715	—	—	—
Impairment loss	—	—	—	—	183,288
Operating income (loss)	$3,468	$7,433	$1,902	$28,895	$(129,114)
Interest expense	18,328	17,581	16,079	14,149	13,193
Equity in loss from joint ventures (2)	(20,229)	—	—	—	—

Income (loss) before income taxes	$(35,089)	$(10,148)	$(14,177)	$14,746	$(142,307)
Income tax expense (benefit)	(3,771)	(4,587)	(5,636)	6,722	15,386
Net income (loss)	$(31,318)	$(5,561)	$(8,541)	$8,024	$(157,693)
Less: net loss attributable to non-controlling interest	(371)	—	—	—	—
Net income (loss) attributable to Healthways, Inc.	$(30,947)	$(5,561)	$(8,541)	$8,024	$(157,693)

Basic income (loss) per share:	$(0.86)	$(0.16)	$(0.25)	$0.24	$(4.68)

Diluted income (loss) per share: (1)	$(0.86)	$(0.16)	$(0.25)	$0.24	$(4.68)

Weighted average common shares and
equivalents:
Basic	35,832	35,302	34,489	33,597	33,677
Diluted (1)	35,832	35,302	34,489	33,836	33,677

Balance Sheet Data:
Cash and cash equivalents	$1,870	$1,765	$2,584	$1,759	$864
Working capital (deficit) (3)	(27,403)	(7,629)	(5,194)	13,551	8,774
Total assets	716,997	811,908	749,011	748,268	708,905
Long-term debt	212,362	231,112	237,582	278,534	266,117
Other long-term liabilities	38,238	72,993	51,003	26,602	31,351
Stockholders' equity	280,590	304,590	302,690	278,821	265,716

Other Operating Data:
Annualized revenue in backlog	$2,488	$9,100	$39,800	$39,000	$29,400

(1)
The impact of potentially dilutive securities for the years ended December 31, 2015, December 31, 2014, December 31, 2013 and December 31, 2011 was not considered because the impact would be anti-dilutive.

(2)	Includes the impact of an impairment of the investment in a joint venture with Gallup and a loss on the remaining investment commitment for the year ended December 31, 2015.
(3)
See "Liquidity and Capital Resources" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding our working capital deficit for the year ended December 31, 2015.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Trends in Our Business

The following trends have contributed to the results of our consolidated operations, and we anticipate that they will continue to impact our future results:

•
In the third quarter of 2015, we began implementing the 2015 Restructuring Plan that the Company committed to in October 2015, which is intended to improve efficiency and deliver greater value to our customers.

The 2015 Restructuring Plan, which we expect to improve efficiency and deliver greater value to our customers, is expected to be complete in 2016. In 2015 in connection with the 2015 Restructuring Plan, we incurred severance and benefit costs, consulting costs, lease termination costs, and fixed asset retirements. In addition, in August 2015 we closed one office, which resulted in employee severance and lease costs.

We expect to incur a total of approximately $25 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which are expected to result in cash expenditures. We expect that the total charges will consist of approximately $10.5 million to $11.5 million of severance and other employee-related costs; approximately $8 million to $9 million of lease termination costs; and approximately $5.5 million to $6 million in consulting and other costs.

•	We are moving from an organization focused on five customer end-markets to a structure centered on two primary businesses – Network Solutions and Population Health Services.
We believe that a decentralized structure allows a strengthened leadership team to create a strong customer focus in each business.

•
As a part of our 2015 Restructuring Plan, we are undertaking a cost rationalization in our Population Health Services business seeking to align our cost structure, allocation of capital and innovation cycle with the evolving dynamics of a proven customer market.

The cost rationalization work includes a comprehensive portfolio review of solutions and services and should be complete in 2016.

Executive Overview of Results

The key financial results for the year ended December 31, 2015 are:

•	revenues of $771.0 million for 2015, up 3.8% from $742.2 million for 2014;
•	net loss of $30.9 million for 2015 compared to a net loss of $5.6 million for 2014;
•	restructuring charges of $15.1 million in 2015 associated with our 2015 Restructuring Plan;

•	an impairment of our investment in a joint venture with Gallup and a loss on the remaining investment commitment aggregating $19.6 million;

•
CEO transition-related expenses were incurred totaling $4.7 million associated with the termination in May 2015 of our former President and Chief Executive Officer and transition to the newly appointed Chief Executive Officer;

•	an increase in our valuation allowance for our deferred tax assets was recorded of $9.8 million due to management's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized; and

•	the sale of Navvis Healthcare, LLC ("Navvis") in November 2015 resulted in a gain of $1.9 million.

Results of Operations

The following table sets forth the components of the statements of operations for the years ended December 31, 2015, 2014 and 2013 expressed as a percentage of revenues.

	Year Ended December 31,
	2015	2014	2013

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	82.5%	80.6%	82.5%
Selling, general and administrative expenses	8.8%	8.8%	9.2%
Depreciation and amortization	6.5%	7.2%	8.0%
Restructuring and related charges	2.0%	—%	—%
Gain on sale of business	(0.2)%	—%	—%
Legal settlement charges	—%	2.4%	—%
Operating income (1)	0.5%	1.0%	0.3%

Interest expense	2.4%	2.4%	2.4%
Equity in loss from joint ventures	(2.6)%	—%	—%

Loss before income taxes	(4.6)%	(1.4)%	(2.1)%
Income tax benefit	(0.5)%	(0.6)%	(0.8)%

Net loss (1)	(4.1)%	(0.7)%	(1.3)%
Less: net loss attributable to non-controlling interest	—%	—%	—%
Net loss attributable to Healthways, Inc. (1)	(4.0)%	(0.7)%	(1.3)%
(1)	Figures may not add due to rounding.

Revenues

Revenues for 2015 increased $28.4 million, or 3.8%, over 2014, primarily due to:

•	an increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage as well as growth in our customers' membership;
•	an increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation; and
•	the commencement of contracts with new customers and ramping revenues under existing contracts.
These increases were in excess of the impact of contract terminations in 2014 and 2015, including four health plan contracts in 2014 for our disease management solution (the "four terminated contracts"), and the completion of short-term consulting engagements with certain customers during 2014.

Revenues for 2014 increased $78.9 million, or 11.9%, over 2013, primarily due to:

•	the commencement of contracts with new customers and growth with existing customers; and
•	an increase in participation in our fitness solutions, as well as in the number of members eligible to participate in such solutions.
These increases were somewhat offset by terminations of contracts with certain customers.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues for 2015 increased to 82.5% compared to 80.6% for 2014, primarily due to the following:

•
the impact of the four terminated contracts and the completion of certain short-term consulting engagements that were in effect during 2014 and carried a lower than average cost of services as a percentage of revenues; and

•
three customer contract renewals that changed certain contract terms and structure, resulting in lower contract margins in 2015, but that provide us an opportunity to grow revenue and expand margins over the term of the contracts.

These increases are partially offset by:

•	improved operating leverage and efficiency gains; and

•	a decrease in support costs related to our technology platform, partially offset by recoupment of fees in 2014 related to certain supplier service level agreements.

Cost of services (excluding depreciation and amortization) as a percentage of revenues for 2014 decreased to 80.6% compared to 82.5% for 2013, primarily due to the following:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues remained consistent at 8.8% for 2015 and 2014, with a decrease in expenses related to proxy contest defense costs, which were incurred in 2014 and did not recur in 2015, offset by increased expenses associated with the termination in May 2015 of our former President and Chief Executive Officer and consulting expenses incurred as a result of the 2015 Restructuring Plan.

Selling, general and administrative expenses as a percentage of revenues for 2014 decreased to 8.8% compared to 9.2% for 2013 primarily due to our ability to more effectively leverage our selling, general and administrative expenses as a result of growth in our operations, partially offset by expenses incurred in 2014 in connection with proxy contest defense costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 6.6% for 2015 compared to 2014, primarily due to certain intangible assets becoming fully amortized during 2014.

Depreciation and amortization expense increased 1.0% for 2014 compared to 2013, primarily due to increased depreciation expense related to our technology platform, partially offset by decreased amortization expense due to certain intangible assets becoming fully amortized during 2013 and 2014.

Restructuring and Related Charges

In connection with the 2015 Restructuring Plan, we incurred charges of $15.1 million, which primarily consisted of one-time termination benefits, third-party consulting charges and asset retirements incurred in connection with the 2015 Restructuring Plan.

Gain on Sale of Business

On November 1, 2015, we sold Navvis, a provider of healthcare consulting and advisory services, which resulted in a gain of $1.9 million.

Legal Settlement Charges

During 2014, we incurred charges of approximately $9.4 million in connection with the Company's settlement of a legal matter included in the results of operations in the first quarter of 2014 as well as $8.3 million related to two additional legal settlements, which were reflected in our results of operations in the fourth quarter of 2014.

Interest Expense

Interest expense remained relatively consistent for 2015 compared to 2014.

Interest expense increased $1.5 million for 2014 compared to 2013, primarily due to a full year of amortization of the debt discount related to the Cash Convertible Notes, which began in July 2013. This increase was partially offset by a decrease in interest expense due to the expiration of certain interest rate swap agreements that had a higher fixed interest rate than our current interest rate swap agreements.

Equity in Loss from Joint Ventures

In connection with our joint venture agreement with Gallup (the "Gallup Joint Venture"), in 2015 we incurred an impairment charge of $12.2 million based on the estimated fair value of our equity method investment in the Gallup Joint Venture being less than our carrying value as well as a loss of $7.3 million associated with the forward option to acquire additional membership interest in the Gallup Joint Venture entity (the "Gallup Derivative").

Income Tax Expense

Our effective tax benefit rate for 2015 was 10.7%. The difference in our effective tax rates for 2015 and 2014 was primarily due to recording a $9.6 million valuation allowance against our U.S. deferred tax assets due to management's judgment that is more likely than not that a portion of the deferred tax assets will not be realized.

Our effective tax benefit rate for 2014 was 45.2% and included a net benefit of $0.7 million relating to tax credits available to offset future state income taxes, which had a favorable impact on the effective tax benefit rate in light of the relatively small base of pretax loss for 2014.

Liquidity and Capital Resources

We believe that our cash flows from operating activities, our available cash of $1.9 million, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations for the foreseeable future.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

Operating activities during 2015 provided cash of $61.0 million compared to $52.1 million during 2014.  The increase in operating cash flow resulted primarily from the following:

•	a decrease in day sales outstanding in accounts receivable from 58 days at December 31, 2014 to 53 days at December 31, 2015; and
•	the timing of several significant vendor payments.
Investing activities during 2015 used $37.4 million in cash, as compared to $51.2 million during 2014, which, in each case, primarily consisted of capital expenditures associated with our technology platform.

Financing activities during 2015 used $21.9 million in cash primarily due to net payments under the Fifth Amended Credit Agreement partially offset by proceeds from non-controlling interest and the exercise of stock options. Financing activities during 2014 used $0.2 million in cash primarily due to net payments under the Fifth Amended Credit Agreement partially offset by the change in our cash overdraft position.

Credit Facility

On June 8, 2012, we entered into the Fifth Amended Credit Agreement. The Fifth Amended Credit Agreement provides us with a $125.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $80.0 million of which remained outstanding at December 31, 2015, and an uncommitted incremental accordion facility of $100.0 million.

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

On October 27, 2015, we entered into a Seventh Amendment to the Fifth Amended Credit Agreement (the "Seventh Amendment"), which provides that the expense incurred by us in the following matters will be excluded from the calculation of consolidated EBITDA for purposes of the Fifth Amended Credit Agreement: (1) operational improvement and restructuring charges incurred from July 1, 2015 through March 31, 2017, not to exceed $27.5 million in the aggregate; (2) cash severance charges in connection with the departure of our former Chief Executive Officer during the quarter ended June 30, 2015 not to exceed $2.2 million in the aggregate; and (3) expense incurred in connection with the grant of certain cash inducement awards to our new chief executive officer in an aggregate amount not to exceed approximately $1.3 million. The Seventh Amendment also reduced the amount available for borrowing under the revolving credit facility from $200.0 million to $125.0 million. As of December 31, 2015, availability under the revolving credit facility totaled $68.3 million as calculated under the most restrictive covenant.

We are required to repay outstanding revolving loans under the revolving credit facility in full on June 8, 2017. We are required to repay term loans in quarterly principal installments aggregating (1) 1.875% of the original aggregate principal amount of the term loans during each of the four quarters beginning with the quarter ending September 30, 2014, and (2) 2.500% of the original aggregate principal amount of the term loans during each of the remaining quarters prior to maturity on June 8, 2017, at which time the entire unpaid principal balance of the term loans is due and payable. We plan to refinance the Fifth Amended Credit Agreement in 2016.

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

In order to reduce our exposure to interest rate fluctuations on our floating rate debt obligations, we maintain interest rate swap agreements that effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 6 to the consolidated financial statements). We maintain an interest rate swap agreement with a current notional amount of $50.0 million and a termination date of December 2016. We have designated the interest rate swap agreement as a qualifying cash flow hedge.  We currently meet the hedge accounting criteria under U.S. GAAP in accounting for these interest rate swap agreements.

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of the Cash Convertible Notes, which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2015. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2015 and December 31, 2014. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes.

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

CareFirst has an opportunity to earn CareFirst Warrants based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue"). If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of CareFirst Warrant Shares determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of December 31, 2015, we issued CareFirst Warrants totaling 590,683 at a weighted average exercise price of $15.83, 400,000 of which were issued in 2015. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2015:

	Payments due by year ended December 31,
(in thousands)	2016	2017-2018	2019-2020	2021 and After	Total
Deferred compensation plan payments (1)	$4,697	$1,365	$248	$2,809	$9,119
Long-term debt and related interest (2)	26,591	216,430	20,736	—	263,757
Operating lease obligations	12,715	24,724	21,545	14,210	73,194
Capital lease obligations (3)	1,863	2,121	—	—	3,984
Purchase obligations	4,114	6,416	5	—	10,535
Outsourcing obligations (4)	17,040	34,466	37,224	8,041	96,771
Restructuring obligations	6,217	2,625	1,151	—	9,993
Other contractual cash obligations (5)	23,280	20,349	10,150	18,975	72,754
Total Contractual Cash Obligations	$96,517	$308,496	$91,059	$44,035	$540,107

(1) Consists of payments under a non-qualified deferred compensation plan and long-term incentive cash awards.

(2)  Consists of scheduled principal payments and estimated interest payments on outstanding borrowings under the Fifth Amended Credit Agreement. Also includes payments in respect of the Cash Convertible Notes and CareFirst Convertible Note and payments of cash interest thereon. Total estimated interest payments are $6.6 million for 2016, $6.4 million for 2017 and 2018 combined, and $0.7 million for 2019 and 2020 combined.

(3) Consists of scheduled principal payments and estimated interest payments on capital lease obligations.  Estimated interest payments are immaterial.

(4)  Outsourcing obligations consist of a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC entered into in May 2011 that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $96.8 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $201.5 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

(5)  Other contractual cash obligations include a 25-year strategic relationship agreement with Gallup that we entered into in January 2008 and a 5-year global joint venture agreement with Gallup that we entered into in October 2012.  We have minimum remaining contractual cash obligations of $27.0 million related to these agreements, $6.0 million of which will occur during each of 2016 and 2017 and the remaining $15.0 million of which will occur ratably over the following 15 years. The majority of the remaining other contractual cash obligations consists of royalty and license fees related to certain programs or product offerings.

Forward-Looking Statements

This Report contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "can," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to estimate the costs associated with, and to implement and realize the anticipated benefits of, the 2015 Restructuring Plan;
•	the effectiveness of management's strategies and decisions, including on-going strategic review;
•	the risks associated with recent changes to our senior management team;
•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business and leadership;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;

•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, on our operations and/or the demand for our services;

•	our ability to anticipate change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;

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

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements.  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

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

Our fees are generally billed on a PMPM basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. PMPM rates are established during contract negotiations with customers, often based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts are performance-based and place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements.  Approximately 7% of revenues recorded during the year ended December 31, 2015 were performance-based of which 2% were subject to final reconciliation as of December 31, 2015.

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

We generally assess our level of performance for our performance-based contracts based on medical claims and other data that the customer is contractually required to supply, interim assessments of achievement against performance targets, or metrics available from our operating platforms.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported.  In addition, we may also provide reserves for contractual allowances (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2015, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $29.1 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current year that pertains to services provided during a prior year.  During 2015, 2014 and 2013, we recognized a net increase in revenue of $11.8 million, $7.9 million, and $8.2 million that related to services provided prior to each respective year.

We are currently evaluating the impact that the adoption of ASU No. 2014-09, (as discussed below) will have on our revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would be made and reflected in income. This determination will be made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies and estimates of future taxable income exclusive of the reversal of temporary differences.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-9, which creates FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)" ("ASU 2015-15"), which incorporates into the ASC an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. These ASUs are effective for reporting periods beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis to all periods presented. The adoption of these standards is not expected to have a material impact on our results of operations or cash flows but will result in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability, except those debt issuance costs associated with our revolving credit facility.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This ASU is effective for reporting periods beginning after December 15, 2016, including interim periods within those years and may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU 2015-17.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. We are currently evaluating the impact the adoption of ASU 2016-02 will have our financial position, results of operations and cash flows.

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

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with an interest rate of 1.480% plus a spread.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.6 million for the year ended December 31, 2015.

Foreign Currency Exchange Rate Risk

 As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the year ended December 31, 2015.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Healthways, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Healthways, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Healthways, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows of Healthways, Inc. for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations of Healthways, Inc. and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 14, 2014

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$1,870	$1,765
Accounts receivable, net	108,195	126,559
Prepaid expenses	10,207	10,680
Other current assets	5,230	7,662
Income taxes receivable	1,076	2,917
Deferred tax asset	8,209	13,118
Total current assets	134,787	162,701

Property and equipment:
Leasehold improvements	37,565	39,285
Computer equipment and related software	315,890	316,808
Furniture and office equipment	19,776	23,257
Capital projects in process	13,676	38,389
	386,907	417,739
Less accumulated depreciation	(230,907)	(252,043)
	156,000	165,696

Other assets	27,919	75,550
Intangible assets, net	61,317	69,161
Goodwill, net	336,974	338,800

Total assets	$716,997	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2015	December 31, 2014
Current liabilities:
Accounts payable	$41,035	$37,204
Accrued salaries and benefits	21,620	24,198
Accrued liabilities	50,074	62,674
Deferred revenue	7,056	8,282
Contract billings in excess of earned revenue	12,893	15,232
Current portion of long-term debt	23,308	20,613
Current portion of long-term liabilities	6,204	2,127
Total current liabilities	162,190	170,330

Long-term debt	212,362	231,112
Long-term deferred tax liability	23,617	32,883
Other long-term liabilities	38,238	72,993

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 36,079,446 and 35,511,221 shares outstanding	36	35
Additional paid-in capital	302,488	292,346
Retained earnings	9,659	42,439
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(4,087)	(2,048)
Total Healthways, Inc. stockholders' equity	279,914	304,590
Non-controlling interest	676	—
Total stockholders' equity	280,590	304,590

Total liabilities and stockholders' equity	$716,997	$811,908

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$770,598	$742,183	$663,285
Cost of services (exclusive of depreciation and amortization of $39,485, $37,741, and $36,183, respectively, included below)	635,909	598,280	547,387
Selling, general and administrative expenses	68,142	65,377	61,205
Depreciation and amortization	49,855	53,378	52,791
Restructuring and related charges	15,097	—	—
Gain on sale of business	(1,873)	—	—
Legal settlement charges	—	17,715	—

Operating income	3,468	7,433	1,902
Interest expense	18,328	17,581	16,079
Equity in loss from joint ventures	(20,229)	—	—

Loss before income taxes	(35,089)	(10,148)	(14,177)
Income tax benefit	(3,771)	(4,587)	(5,636)

Net loss	$(31,318)	$(5,561)	$(8,541)
Less: net loss attributable to non-controlling interest	(371)	—	—
Net loss attributable to Healthways, Inc.	$(30,947)	$(5,561)	$(8,541)

Loss per share attributable to Healthways, Inc.:
Basic	$(0.86)	$(0.16)	$(0.25)

Diluted(1)	$(0.86)	$(0.16)	$(0.25)

Weighted average common shares and equivalents:
Basic	35,832	35,302	34,489
Diluted (1)	35,832	35,302	34,489

See accompanying notes to the consolidated financial statements.

(1) The impact of potentially dilutive securities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was not considered because the impact would be anti-dilutive.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(31,318)	$(5,561)	$(8,541)
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of income taxes of $1, $44, and $972, respectively	103	171	1,277
Foreign currency translation adjustment	(2,294)	(1,812)	(755)
Total other comprehensive income (loss), net of tax	(2,191)	(1,641)	522
Comprehensive loss	(33,509)	(7,202)	(8,019)
Comprehensive loss attributable to non-controlling interest	(523)	—	—
Comprehensive loss attributable to Healthways, Inc.	$(32,986)	$(7,202)	$(8,019)

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling interest	Total
Balance, December 31, 2012	$—	$34	$251,357	$56,541	(28,182)	$(929)	$—	$278,821
Comprehensive income (loss)	—	—	—	(8,541)	—	522	—	(8,019)
Exercise of stock options	—	1	12,747	—	—	—	—	12,748
Tax effect of stock options and restricted stock units	—	—	(3,225)	—	—	—	—	(3,225)
Share-based employee compensation expense	—	—	7,116	—	—	—	—	7,116
Issuance of warrants	—	—	15,150	—	—	—	—	15,150
Issuance of stock in conjunction with Ornish partnership	—	—	467	—	—	—	—	467
Other	—	—	(368)	—	—	—	—	(368)
Balance, December 31, 2013	$—	$35	$283,244	$48,000	$(28,182)	$(407)	$—	$302,690
Comprehensive loss	—	—	—	(5,561)	—	(1,641)	—	(7,202)
Exercise of stock options	—	—	2,851	—	—	—	—	2,851
Tax effect of stock options and restricted stock units	—	—	(3,737)	—	—	—	—	(3,737)
Share-based employee compensation expense	—	—	8,349	—	—	—	—	8,349
Issuance of CareFirst Warrants	—	—	1,639	—	—	—	—	1,639
Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$—	$304,590
Comprehensive loss	—	—	—	(30,947)	—	(2,039)	(523)	(33,509)
Exercise of stock options	—	1	2,466	—	—	—	—	2,467
Repurchase of common stock	—	—	—	(1,833)	—	—	—	(1,833)
Tax effect of stock options and restricted stock units	—	—	(5,617)	—	—	—	—	(5,617)
Share-based employee compensation expense	—	—	10,469	—	—	—	—	10,469
Issuance of CareFirst Warrants	—	—	2,408	—	—	—	—	2,408
Proceeds from non-controlling interest	—	—	416	—	—	—	1,199	1,615
Balance, December 31, 2015	$—	$36	$302,488	$9,659	$(28,182)	$(4,087)	$676	$280,590

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(31,318)	$(5,561)	$(8,541)
Adjustments to reconcile net loss to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	49,855	53,378	52,791
Amortization of deferred loan costs	2,520	1,855	1,685
Amortization of debt discount	7,148	6,757	3,140
Share-based employee compensation expense	10,469	8,349	7,116
Equity in loss from joint ventures	20,229	—	—
Deferred income taxes	(5,916)	(6,972)	(5,077)
Gain on sale of business	(1,873)	—	—
Excess tax benefits from share-based payment arrangements	—	(525)	(718)
Decrease (increase) in accounts receivable, net	16,971	(38,130)	19,099
Decrease (increase) in other current assets	2,796	1,589	(598)
Increase (decrease) in accounts payable	5,248	(9,343)	9,224
(Decrease) increase in accrued salaries and benefits	(4,345)	3,165	(5,780)
(Decrease) increase in other current liabilities	(11,764)	26,990	(1,196)
Other	940	10,546	383
Net cash flows provided by operating activities	60,960	52,098	71,528

Cash flows from investing activities:
Acquisition of property and equipment	(34,730)	(42,991)	(41,346)
Investment in joint ventures	(5,881)	(7,050)	(6,507)
Proceeds from sale of business	4,369	—	—
Business acquisitions, net of cash acquired	—	—	(830)
Other	(1,121)	(1,164)	(1,210)
Net cash flows used in investing activities	(37,363)	(51,205)	(49,893)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	572,981	467,126	352,850
Payments of long-term debt	(597,837)	(481,515)	(529,874)
Excess tax benefits from share-based payment arrangements	—	525	718
Exercise of stock options	2,467	2,851	12,748
Repurchase of common stock	(1,833)	—	—
Deferred loan costs	(892)	(391)	(5,264)
Proceeds from non-controlling interest	1,615	—	—
Proceeds from cash convertible senior notes	—	—	150,000
Proceeds from convertible note	—	—	20,000
Proceeds from sale of warrants	—	—	15,150
Payments for cash convertible note hedge transaction	—	—	(36,750)
Change in cash overdraft and other	1,648	11,227	526
Net cash flows used in financing activities	(21,851)	(177)	(19,896)

Effect of exchange rate changes on cash	(1,641)	(1,535)	(914)

Net increase (decrease) in cash and cash equivalents	105	(819)	825

Cash and cash equivalents, beginning of period	1,765	2,584	1,759

Cash and cash equivalents, end of period	$1,870	$1,765	$2,584

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,303	$9,503	$10,080
Cash paid during the period for income taxes	$262	$2,399	$650

Noncash Activities:
Issuance of CareFirst Warrants	$2,408	$1,639	$—
Assets acquired through capital lease obligation	$898	$6,702	$—
Issuance of unregistered common stock associated with Ornish partnership	$—	$—	$467

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014, and 2013

1.	Summary of Significant Accounting Policies

Founded and incorporated in Delaware in 1981, Healthways, Inc. and its wholly-owned subsidiaries provides network delivered solutions and population health management services that are uniquely designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs.

As used throughout these notes to the consolidated financial statements, unless the context otherwise indicates, the terms "we," "us," "our," or the "Company" refer collectively to Healthways, Inc. and its wholly-owned subsidiaries.

a.  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned by the Company, except for a joint venture, Healthways Brasil Servicos De Consultoria LTDA ("Healthways Brazil"), formed on March 11, 2015 with SulAmérica, one of the largest independent insurers in Brazil, to sell population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture. We have determined that our interest in Healthways Brazil represents a controlling financial interest and, therefore, have consolidated the financial statements of Healthways Brazil and have presented a noncontrolling interest for the portion owned by SulAmérica. We have eliminated all intercompany profits, transactions and balances.

b.  Cash and Cash Equivalents - Cash and cash equivalents primarily include cash, tax-exempt debt instruments, commercial paper, and other short-term investments with original maturities of less than three months.

c.  Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed, net of contractual allowances (reflected as a reduction of revenue) and allowances for doubtful accounts (reflected as selling, general and administrative expenses). These combined allowances totaled $2.5 million and $2.6 million at December 31, 2015 and December 31, 2014, respectively. Unbilled receivables primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers® fitness solution,  billed one month in arrears, and certain performance-based fees that cannot be billed until after they are reconciled with the customer.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts and for contractual allowances (such as data reconciliation differences) on a specific identification basis.

d.  Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives.  We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $43.1 million, $42.2 million, and $40.1 million, respectively, including depreciation of assets recorded under capital leases.

Net computer software at December 31, 2015 and 2014 was $114.8 million and $98.0 million, respectively.  The portion of total depreciation expense related to computer software for the years ended December 31, 2015, 2014, and 2013 was $33.5 million, $29.9 million, and $26.5 million, respectively.

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

Intangible assets not subject to amortization at December 31, 2015 and 2014 consist of a trade name of $29.0 million.  We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired.  See Note 4 for further information on intangible assets.

g.  Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter the fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.

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

j. Income Taxes - We file a consolidated federal income tax return that includes all of our domestic wholly-owned subsidiaries.  U.S. GAAP generally require that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset is made and reflected in income.

k. Revenue Recognition - We recognize revenue as services are performed when persuasive evidence of an arrangement exists, collectability is reasonably assured, and amounts are fixed or determinable.

Our fees are generally billed on a per member per month ("PMPM") basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. PMPM rates are established during contract negotiations with customers, often based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements ("performance-based").  Approximately 7% of revenues recorded during the year ended December 31, 2015 were performance-based of which 2% were subject to final reconciliation as of December 31, 2015.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of December 31, 2015, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $29.1 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current year that pertains to services provided during a prior year.  During 2015, 2014 and 2013, we recognized a net increase in revenue of $11.8 million, $7.9 million, and $8.2 million that related to services provided prior to each respective year.

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

n. Derivative Instruments and Hedging Activities – We use derivative instruments to manage risks related to interest expense, foreign currencies, and the cash convertible senior notes (as discussed in Note 6). We account for derivatives in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets. See Note 9  for further information on derivative instruments and hedging activities.

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

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-9, which creates ASC Topic 606 and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, which incorporates into the ASC an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. These ASUs are effective for reporting periods beginning after December 15, 2015, including interim periods within those years, and should be applied on a retrospective basis to all periods presented. The adoption of these standards is not expected to have a material impact on our results of operations or cash flows but will result in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability, except those debt issuance costs associated with our revolving credit facility.

In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This ASU is effective for reporting periods beginning after December 15, 2016, including interim periods within those years and may be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact of adopting ASU 2015-17.

In February 2016, the FASB issued ASU No. 2016-02, which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. We are currently evaluating the impact the adoption of ASU 2016-02 will have our financial position, results of operations and cash flows.

3.	Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2013, 2014, and 2015 is shown below:

(In thousands)
Balance, December 31, 2012	$338,695
Other adjustments	105
Balance, December 31, 2013	338,800
Other adjustments	—
Balance, December 31, 2014	338,800
Navvis sale	(1,826)
Balance, December 31, 2015	$336,974

On November 1, 2015, we sold Navvis Healthcare, LLC, a provider of healthcare consulting and advisory services, for $4.4 million in cash, which resulted in a gain of $1.9 million.

As of December 31, 2015 and December 31, 2014, the gross amount of goodwill totaled $519.3 million and $521.1 million, respectively, and we had accumulated impairment losses of $182.4 million.

4.	Intangible Assets

Intangible assets subject to amortization at December 31, 2015 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$12,170	$12,044	$126
Acquired technology	18,548	17,947	601
Patents	24,832	19,121	5,711
Distributor and provider networks	8,709	8,232	477
Perpetual license to survey-based data	32,000	6,695	25,305
Other	530	482	48
Total	$96,789	$64,521	$32,268

Intangible assets subject to amortization at December 31, 2014 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$16,170	$13,445	$2,725
Acquired technology	19,268	16,709	2,559
Patents	24,711	17,486	7,225
Distributor and provider networks	8,709	7,711	998
Perpetual license to survey-based data	31,000	5,315	25,685
Other	2,140	1,220	920
Total	$101,998	$61,886	$40,112

Intangible assets subject to amortization are being amortized over estimated useful lives ranging from three to 25 years.  Total amortization expense for the years ended December 31, 2015, 2014 and 2013, was $6.7 million, $11.2 million and $12.7 million, respectively.  The following table summarizes the estimated amortization expense for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2016	$4,154
2017	3,028
2018	2,403
2019	2,253
2020	2,048
2021 and thereafter	18,382
Total	$32,268

Intangible assets not subject to amortization at December 31, 2015 and 2014 consist of a trade name of $29.0 million.

5.            Income Taxes
Income tax expense is comprised of the following:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Current taxes
Federal	$291	$483	$(1,311)
State	941	269	741
Foreign	1,425	1,316	1,693
Deferred taxes
Federal	(5,162)	(4,844)	(5,842)
State	(1,070)	(1,938)	(1,018)
Foreign	(196)	127	101
Total	$(3,771)	$(4,587)	$(5,636)

Our foreign income before income taxes was $3.8 million, $5.2 million, and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax liability as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014

Deferred tax asset:
Accruals and reserves	$9,809	$17,769
Deferred compensation	6,010	4,372
Share-based payments	8,344	9,368
Net operating loss carryforwards	30,545	7,167
Cash convertible notes hedge and cash conversion derivative, respectively	9,539	4,459
Basis difference on joint ventures	6,466	—
Other assets	4,425	3,124
	75,138	46,259
Valuation allowance	(13,594)	(3,836)
	$61,544	$42,423
Deferred tax liability:
Property and equipment	$(49,645)	$(44,832)
Intangible assets	(17,666)	(11,778)
Cash conversion derivative and cash convertible notes hedge, respectively	(9,539)	(4,459)
Other liabilities	(102)	(1,119)
	(76,952)	(62,188)
Net deferred tax liability	$(15,408)	$(19,765)

Net current deferred tax asset	$8,209	$13,118
Net long-term deferred tax liability	(23,617)	(32,883)
	$(15,408)	$(19,765)

At December 31, 2015, we have provided a valuation allowance on certain deferred tax assets associated with our international operating loss carryforwards. For the year ended December 31, 2015, we determined that a valuation allowance for U.S. deferred tax assets was required due to management's judgment that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, in total we recorded an increase in our valuation allowance of $9.8 million for the year ended December 31, 2015 which was recorded within the provision for income taxes in the statement of operations in the fourth quarter of 2015. Our valuation allowance as of December 31, 2015 is $13.6 million.

At December 31, 2015, we had international net operating loss carryforwards totaling approximately $14.6 million with an indefinite carryforward period, approximately $70.1 million of federal loss carryforwards, and approximately $80.6 million of state loss carryforwards. $6.9 million of the federal loss carryforwards originating from acquired entities are subject to an annual limitation under Internal Revenue Code Section 382 and expire in 2021, if not utilized. The remainder of the federal loss carryforwards will expire in 2035. The state loss carryforwards expire from 2017 through 2035.

We are tracking the portion of our net operating losses attributable to stock option benefits in a separate memo account pursuant to FASB ASC Topic 718-740, Stock Compensation. Therefore, the tax benefit related to these amounts are not included in our gross or net deferred tax assets. Pursuant to ASC 718-740-25-10, in 2015 the tax benefits related to net operating losses of approximately $4.0 million will only be recorded to additional paid-in capital when they reduce cash taxes payable. For 2014 and 2013, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.

We recorded a tax effect of $1,000, $44,000 and $1.0 million in 2015, 2014 and 2013, respectively, related to our interest rate swap agreements (see Note 9) to stockholders' equity as a component of accumulated other comprehensive income (loss).

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $18.2 million as of December 31, 2015. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state income taxes have been recorded thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the various foreign countries. The estimated amount of unrecognized deferred U.S. income tax liability related to the undistributed earnings is $0.8 million.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013

Statutory federal income tax	$(12,281)	$(3,552)	$(4,962)
State income taxes, less federal income tax benefit	(1,478)	(456)	(669)
Permanent items	161	137	634
Change in valuation allowance	9,758	206	388
Prior year tax adjustments	185	(42)	140
Uncertain tax position reversal	(51)	—	(1,137)
State income tax credits	—	(650)	—
Net impact of foreign earnings	(65)	(218)	(175)
Other	—	(12)	145
Income tax benefit	$(3,771)	$(4,587)	$(5,636)

Uncertain Tax Positions

During 2015, we recorded a $0.3 million reduction to an unrecognized tax benefit due to the settlement of a tax audit related to the 2008 tax year.  As of December 31, 2015, we had no unrecognized tax benefits that would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During 2015, we included an immaterial amount of net interest related to uncertain tax positions as a component of income tax expense. During 2014 and 2013, there were no interest and penalties related to unrecognized tax benefits recorded as income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2013	$288
Decreases based upon a lapse of the applicable statute of limitations	(35)
Unrecognized tax benefits at December 31, 2014	$253
Decreases based upon settlements with taxing authorities	(253)
Unrecognized tax benefits at December 31, 2015	$—

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2012 to present.

6.	Long-Term Debt

The Company's long-term debt consists of the following at December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Cash Convertible Notes, net of unamortized discount	$130,296	$123,148
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	80,000	97,500
Revolver	—	4,950
Capital lease obligations and other	5,374	6,127
	235,670	251,725
Less: current portion	(23,308)	(20,613)
	$212,362	$231,112

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2015. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2015 and December 31, 2014. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, Derivatives and Hedging, and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the year ended December 31, 2015, we recorded $7.1 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at December 31, 2015 and December 31, 2014 was $130.3 million and $123.1 million, respectively, net of the unamortized discount of $19.7 million and $26.9 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 8 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of December 31, 2015.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of December 31, 2015, we had issued CareFirst Warrant Shares totaling 590,683 at a weighted average exercise price of $15.83, of which 400,000 were issued in 2015. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  As amended in October 2015 and further described below, the Fifth Amended Credit Agreement provides us with a $125.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $80.0 million of which remained outstanding at December 31, 2015, and an uncommitted incremental accordion facility of $100.0 million.

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

  On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the Blue Cross Blue Shield of Minnesota  legal settlement in 2014 and, for any period that includes a fiscal quarter ending on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans, and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million.

On October 27, 2015, we entered into a Seventh Amendment to the Fifth Amended Credit Agreement (the "Seventh Amendment"), which provides that the expense incurred by us in the following matters will be excluded from the calculation of consolidated EBITDA for purposes of the Fifth Amended Credit Agreement: (1) operational improvement and restructuring charges incurred from July 1, 2015 through March 31, 2017, not to exceed $27.5 million in the aggregate; (2) cash severance charges in connection with the departure of our former Chief Executive Officer during the quarter ended June 30, 2015 not to exceed $2.2 million in the aggregate; and (3) expense incurred in connection with the grant of certain cash inducement awards to our new Chief Executive Officer in an aggregate amount not to exceed approximately $1.3 million. The Seventh Amendment also reduced the amount available for borrowing under the revolving credit facility from $200.0 million to $125.0 million. As of December 31, 2015, availability under the revolving credit facility totaled $68.3 million as calculated under the most restrictive covenant.

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

  The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fifth Amended Credit Agreement, the Cash Convertible Notes, and the CareFirst Convertible Note for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2016	$20,000
2017	60,000
2018	150,000
2019	20,000
2020	—
2021 and thereafter	—
Total	$250,000

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

7.	Commitments and Contingencies

Junk Fax Prevention Act Lawsuits

On September 16, 2014, Healthways and its wholly owned subsidiary, Healthways Wholehealth Networks, Inc ("HWHN"), were named in a putative class action lawsuit filed by Edward Simon, DC in the Superior Court of California, County of Los Angeles, seeking damages and other relief relating to alleged violations of the Telephone Consumer Protection Act ("TCPA"), as amended by the Junk Fax Prevention Act ("JFPA"), in connection with faxes allegedly transmitted to members of HWHN's network of complementary and alternative care practitioners. The JFPA prohibits sending an "unsolicited advertisement" to a fax machine and requires the sender to provide a notice to allow a recipient to "opt out" of future fax transmissions (including, pursuant to rules promulgated by the Federal Communications Commission ("FCC"), those sent with the prior express invitation or permission of the recipient). The complaint seeks damages in excess of $5 million. The case has been removed to the United States District Court for the Central District of California, Eastern Division ("California Matter").

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

On December 17, 2015, the court in the California Matter denied a class certification motion by the plaintiff and on February 1, 2016, denied the plaintiff's motion to stay proceedings. The litigation in the California Matter continues, and we intend to vigorously defend the allegations.

Performance Award Lawsuit

On September 4, 2012, Milton Pfeiffer, claiming to be a stockholder of the Company ("Plaintiff), filed a putative derivative action against the Company and the Company's Board of Directors (the "Board") in Delaware Chancery Court alleging that the Compensation Committee of the Board and the Board breached their fiduciary duties and violated the Company's 2007 Stock Incentive Plan (the "Plan") by granting Ben R. Leedle, Jr., then Chief Executive Officer and President of the Company, discretionary performance awards under the Plan in the form of options to purchase an aggregate of 500,000 shares of the Company's common stock, which consisted of a performance award in November 2011 granting Mr. Leedle the right to purchase 365,000 shares and a performance award in February 2012 granting Mr. Leedle the right to purchase 135,000 shares (collectively, the "Performance Awards").  Plaintiff alleges that the Performance Awards exceeded what is authorized by the Plan and that the Company's 2012 proxy statement, in which the Performance Awards are disclosed, is false and misleading.  Plaintiff also alleges that Mr. Leedle breached his fiduciary duties and was unjustly enriched by receiving the Performance Awards.  Plaintiff is seeking, among other things, the rescission or disgorgement of all alleged "excess" awards granted to Mr. Leedle under the Performance Awards, to recover any incidental damages to the Company, and an award of attorneys' fees and expenses.  On November 2, 2012, the Company and the Board filed a Motion to Dismiss because Plaintiff failed to make a demand upon the Board as required by Delaware law.  On November 8, 2013, the Court denied the Company's Motion to Dismiss. On February 21, 2014, the Company filed its answer. On May 15, 2015, in connection with the termination of Mr. Leedle's employment, the Board ratified the awards to Mr. Leedle pursuant to Section 204 of the Delaware General Corporate Law and subsequently sent notice of the ratification to shareholders.   No shareholder filed a timely objection to the ratification.  Upon the expiration of the time period for shareholders to object to the ratification, the Company took the position that the ratification rendered the Plaintiff's claims moot.  The parties then agreed to submit a stipulation of dismissal of the case to the Court. On October 30, 2015, the Court entered an Order that dismissed the case with prejudice with respect to Plaintiff Milton Pfeiffer as moot but without prejudice to the proposed class.  No compensation in any form passed  to the Plaintiff or to Plaintiff's attorneys.  The Order preserves the right of counsel for Milton Pfeiffer to petition the Court for an award of attorneys' fees.

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

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup, and in October 2012 we entered into a joint venture agreement with Gallup (the "Gallup Joint Venture") that requires us to make payments over a 5-year period beginning January 2013. As of December 31, 2015, we have minimum remaining contractual cash obligations of $27.0 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $96.8 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $201.5 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

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

In addition, we determined that the present value of our remaining estimated contractual cash obligations to acquire shares in the Gallup Joint Venture exceeded the estimated fair value of the shares to be acquired, resulting in the recognition of a loss of $7.3 million associated with the forward option to acquire additional membership interest in the Gallup Joint Venture entity (the "Gallup Derivative") at December 31, 2015. The Gallup Derivative was recorded as a derivative liability at December 31, 2015 in accordance with FASB ASC Topic 815 and will be carried at fair value.

Further, we measure certain assets at fair value on a nonrecurring basis in the fourth quarter of the year, including the following:

•	reporting units measured at fair value in the first step of a goodwill impairment test; and
•	indefinite-lived intangible assets measured at fair value for impairment assessment.

Each of these assets above is classified as Level 3 within the fair value hierarchy.

During the fourth quarter of 2015, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have two reporting units, domestic and international. The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  However, we elected not to perform a qualitative assessment, instead proceeding to the quantitative review described below.

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

Also during the fourth quarter of 2015, we estimated the fair value of our indefinite-lived intangible asset, a trade name, using a present value technique, which required management's estimate of future revenues attributable to this trade name, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the trade name.  We determined that the carrying value of the trade name was not impaired based upon the impairment review.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

(In thousands) December 31, 2015	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$284	$—	$284	$(26)	$258
Cash Convertible Notes Hedges	—	12,632	12,632	—	12,632
Liabilities:
Foreign currency exchange contracts	$48	$—	$48	$(26)	$22
Interest rate swap agreements	397	—	397	—	397
Cash Conversion Derivative	—	12,632	12,632	—	12,632
Gallup Derivative	—	6,339	6,339	—	6,339

(In thousands) December 31, 2014	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$477	$—	$477	$(111)	$366
Cash Convertible Notes Hedges	—	48,025	48,025	—	48,025
Liabilities:
Foreign currency exchange contracts	$111	$—	$111	$(111)	$—
Interest rate swap agreements	395	—	395	—	395
Cash Conversion Derivative	—	48,025	48,025	—	48,025

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2014	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at December 31, 2015
Cash Convertible Notes Hedges	$48,025	$—	$—	$(35,393)	$12,632
Cash Conversion Derivative	(48,025)	—	—	35,393	(12,632)
Gallup Derivative	—	—	986	(7,325)	(6,339)

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

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, the Cash Conversion Derivative, and the Gallup Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2015 was as follows:

Cash and cash equivalents – The carrying amount of $1.9 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility, the Cash Convertible Notes and the CareFirst Convertible Note (see Note 6) are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at December 31, 2015 are $79.4 million and $80.0 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at December 31, 2015 was $140.2 million, which is based on the last quoted price of the Cash Convertible Notes through December 31, 2015, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at December 31, 2015 was $130.3 million, which is net of the debt discount discussed in Note 6.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our stock, or on an observable index and is therefore classified as a Level 3 valuation. At December 31, 2015, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value because there were no factors present that would materially impact the fair value since its issuance on October 1, 2013.

9.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest, foreign currencies, the Cash Convertible Notes, and the fair value of the Gallup Derivative. We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 6), and we pay a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 6).  We maintain an interest rate swap agreement with a current notional amount of $50.0 million and a termination date of December 2016. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of December 31, 2015, we expected to reclassify $0.2 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next twelve months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the years ended December 31, 2015 and 2014:

(In thousands)	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2015	December 31, 2014
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	253	292
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(354)	(507)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the years ended December 31, 2015 and 2014, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, Gallup Derivative and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). Other than the Gallup Derivative described in Note 8, these derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the years ended December 31, 2015 and 2014.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative, the Cash Convertible Notes Hedges and the Gallup Derivative are reported in the consolidated statements of comprehensive income (loss) as follows:

	Year Ended
(In thousands)	December 31, 2015	December 31, 2014	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized (loss) gain	$(35,393)	$20,259	Selling, general and administrative expense
Cash Conversion Derivative:
Net unrealized gain (loss)	$35,393	$(20,259)	Selling, general and administrative expense
Gallup Derivative:
Net loss	$(7,325)	$—	Equity in loss from joint ventures

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At December 31, 2015, we had forward contracts with notional amounts of $35.2 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at December 31, 2015 and December 31, 2014, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2015				December 31, 2014
(In thousands)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$284	$—	$—	$—	$477	$—	$—
Other assets	—	—	12,632	—	—	—	48,025
Total assets	$284	$—	$12,632	$—	$477	$—	$48,025
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$48	$—	$—	$3,323	$111	$—	$—
Other long-term liabilities	—	—	12,632	3,016	—	—	48,025
Derivatives designated as hedging instruments:
Accrued liabilities	—	397	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—	395	—
Total liabilities	$48	$397	$12,632	$6,339	$111	$395	$48,025

10.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of the Cash Conversion Derivative (see Notes 8 and 9), deferred rent (see Note 11), a deferred compensation plan, and accrued performance cash (if pre-established performance metrics are met).

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

As of December 31, 2015 and 2014, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $4.4 million and $7.4 million, respectively, net of the current portions of $4.1 million and $0.5 million, respectively.  For the next five years ending December 31, 2020 we must make estimated plan payments of $4.1 million, $0.9 million, $0.3 million, $0.1 million, and $0.1 million, respectively.

In addition, under our stock incentive plan, we issue performance-based cash awards to certain employees based on pre-established performance metrics. Based on achievement of the performance metrics, the awards vest on the fourth anniversary of the grant date and are paid shortly thereafter.

As of December 31, 2015 and 2014, accrued performance cash awards totaled $0 and $0.9 million, respectively.

11.	Leases

We maintain operating lease agreements principally for our corporate office space, our well-being improvement call centers, and our operations support and training offices.  We lease approximately 264,000 square feet of office space in Franklin, Tennessee, which contains our corporate headquarters, our Population Health Business headquarters and one of our well-being improvement call centers.  This lease commenced in March 2008 and expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona which contains our Network Solutions Business and one of our well-being improvement call centers. In addition, we lease office space for our five other well-being improvement call center locations for an aggregate of approximately 110,000 square feet of space with lease terms expiring on various dates from 2016 to 2020.  Our operations support and training offices contain approximately 39,000 square feet in aggregate and have lease terms expiring from 2016 to 2020.

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

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2015, 2014, and 2013, rent expense under lease agreements was approximately $12.7 million, $13.2 million, and $12.9 million, respectively.  Our capital lease obligations, which primarily include computer equipment leases, are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments under all capital leases and non-cancelable operating leases for each of the next five years and thereafter:

(In thousands)	Capital	Operating
Year ending December 31,	Leases	Leases
2016	$1,863	$12,715
2017	1,575	12,107
2018	546	12,617
2019	—	12,454
2020	—	9,091
2021 and thereafter	—	14,210
Total minimum lease payments	$3,984	$73,194
Less amount representing interest	(182)
Present value of minimum lease payments	3,802
Less current portion	(1,736)
	$2,066

12.        Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  During the twelve months ended December 31, 2015, we had five types of share-based awards outstanding under these plans: stock options, restricted stock units, restricted stock, performance-based stock units and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant, except in the case of certain performance awards which may be granted at a price above market value.  The options generally vest over four years based on service conditions and expire ten years from the date of grant.  Restricted stock units and restricted stock awards generally vest over four years. Performance-based stock units had a multi-year performance period that ended on December 31, 2015 and vest four years from the grant date. Market stock units granted during the year ended December 31, 2015 have a multi-year performance period ending in 2018 and will vest at the end of the applicable performance period based on total shareholder return. We recognize share-based compensation expense for options, restricted stock units, and restricted stock awards on a straight-line basis over the vesting period. We recognize compensation expense for performance-based stock units over the requisite service period if it is probable that the performance target will be achieved. At the end of each reporting period, we estimate the number of performance-based stock units expected to vest based on the probability that the related performance objectives will be met. The performance metrics were not met on the performance-based stock units granted in 2014, and therefore, all performance-based stock units were forfeited as of December 31, 2015. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan).  At December 31, 2015, we had reserved approximately 1.5 million shares for future equity grants under our stock incentive plan.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2015, 2014 and 2013.  We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2015 (1)	2014	2013
Total share-based compensation	$10.5	$8.3	$7.1
Share-based compensation included in cost of services	3.3	3.8	2.9
Share-based compensation included in selling, general and administrative expenses	6.3	4.5	4.2
Share-based compensation included in restructuring and related charges	0.9	—	—
Total income tax benefit recognized	4.1	3.3	2.8

(1) Includes the acceleration of vesting in May 2015 of all unexercisable stock options and unvested time-based restricted stock units held by our former president and chief executive officer at the time of the termination of his employment.

As of December 31, 2015, there was $19.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

We use a lattice-based binomial option valuation model ("lattice binomial model") to estimate the fair values of stock options.  We base expected volatility on historical volatility due to the low volume of traded options on our stock.  The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model. No stock options were granted during the twelve months ended December 31, 2015.

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Weighted average grant-date fair value of options per share	$9.05	$7.29

Assumptions:
Expected volatility	54.6%	53.8%
Expected dividends	—	—
Expected term (in years)	4.7	5.1
Risk-free rate	2.4%	1.9%

A summary of option activity as of December 31, 2015 and the changes during the year then ended is presented below:

Options	Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2015	3,564	$13.01
Granted	—	—
Exercised	(901)	10.08
Forfeited	(145)	12.03
Expired	(396)	18.26
Outstanding at December 31, 2015	2,122	$13.34	5.5	$2,943
Exercisable at December 31, 2015	1,538	$13.77	5.0	$2,158

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2015, 2014 and 2013 was $5.3 million, $1.1 million and $3.2 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2015 was $2.5 million.  No actual tax benefit was realized during 2015 for the tax deductions from option exercises.  We issue new shares of common stock upon exercise of stock options.

Nonvested Shares

The fair value of restricted stock and restricted stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2015, 2014 and 2013, was $11.97, $16.72 and $13.12, respectively. The fair value of market stock units is determined based on the closing bid price of the Company's common stock on the grant date, except that the Monte Carlo simulation valuation model is used to determine the fair value of market stock units with a market condition. The weighted average grant-date fair value of all market stock units granted during the year ended December 31, 2015 was $6.53. No performance-based stock units were granted during the year ended December 31, 2015.

The two tables below set forth a summary of our nonvested shares as of December 31, 2015 as well as activity during the year then ended.  The total grant-date fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $5.2 million, $2.5 million and $3.1 million, respectively.

The following table shows a summary of our restricted stock and restricted stock units as of December 31, 2015, as well as activity during the twelve months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	1,047	$13.15
Granted	1,282	11.97
Vested	(411)	12.73
Forfeited	(300)	13.15
Nonvested at December 31, 2015	1,618	$12.35

The following table shows a summary of our performance-based stock units and market stock units as of December 31, 2015, as well as activity during the twelve months then ended:

	Performance-Based Stock Units		Market Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	341	$14.77	—	$—
Granted	—	—	474	6.53
Vested	—	—	—	—
Forfeited	(341)	14.77	—	—
Nonvested at December 31, 2015	—	$—	474	$6.53

13.	Share Repurchases

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

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2015	2014	2013
Net loss attributable to Healthways, Inc.	$(30,947)	$(5,561)	$(8,541)

Denominator:
Shares used for basic earnings (loss) per share	35,832	35,302	34,489
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options (1)	—	—	—
Restricted stock units (1)	—	—	—
CareFirst Warrants (1)	—	—	—
Shares used for diluted earnings (loss) per share (1)	35,832	35,302	34,489

Loss per share:
Basic	$(0.86)	$(0.16)	$(0.25)
Diluted (1)	$(0.86)	$(0.16)	$(0.25)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	1,534	1,865	3,234
Restricted stock units	646	453	334
Performance-based stock units	—	20	—
Market stock units	21	—	—
Warrants related to Cash Convertible Notes	7,707	7,707	7,707
CareFirst Convertible Note	892	892	892
CareFirst Warrants	318	87	—

(1) The impact of potentially dilutive securities for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was not considered because the impact would be anti-dilutive.

15.            Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the twelve months ended December 31, 2015 and 2014:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive income (loss) before reclassifications, net of tax	(111)	(2,142)	(2,253)
Amounts reclassified from accumulated OCI, net of tax	214	—	214
Net increase (decrease) in other comprehensive income (loss), net of tax	103	(2,142)	(2,039)
Accumulated OCI, net of tax, as of December 31, 2015	$(239)	$(3,848)	$(4,087)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2014	$(513)	$106	$(407)
Other comprehensive income (loss) before reclassifications, net of tax	(135)	(1,812)	(1,947)
Amounts reclassified from accumulated OCI, net of tax	306	—	306
Net increase (decrease) in other comprehensive income (loss), net of tax	171	(1,812)	(1,641)
Accumulated OCI, net of tax, as of December 31, 2014	$(342)	$(1,706)	$(2,048)

The following table provides details about reclassifications out of accumulated OCI for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31,		Statement of Comprehensive Income
(In thousands)	2015	2014	(Loss) Classification
Interest rate swaps	$354	$507	Interest expense
	(140)	(201)	Income tax benefit
	$214	$306	Net of tax

See Note 9 for further discussion of our interest rate swaps.

16.	Restructuring and Related Charges

In the third quarter of 2015, we began developing our reorganization and cost restructuring plan (the "2015 Restructuring Plan") that the Company committed to in October 2015, which is intended to improve efficiency and deliver greater value to our customers. The 2015 Restructuring Plan is expected to be complete in 2016.

We expect to incur a total of approximately $25 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which are expected to result in cash expenditures. We expect that the total charges will consist of approximately $10.5 million to $11.5 million of severance and other employee-related costs; approximately $8 million to $9 million of lease termination costs; and approximately $5.5 million to $6 million in consulting and other costs.

The following table shows the costs incurred for the year ended December 31, 2015 directly related to our 2015 Restructuring Plan and other restructuring costs:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Asset Retirements	Total
2015 restructuring charges	$8,836	$5,074	$1,187	$15,097
Payments	(825)	(2,174)	—	(2,999)
Non-cash charges (2)	(918)	—	(1,187)	(2,105)
Accrued restructuring and related charges liability as of December 31, 2015	$7,093	$2,900	$—	$9,993

(1) Consulting and other costs primarily consist of third-party consulting charges incurred in connection with the 2015 Restructuring Plan. Consulting and other costs, also, include approximately $0.4 million of lease termination costs.

(2) Non-cash charges consist of share-based compensation costs as well as asset retirements.

17.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the "401(k) Plan") available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan.  The Company matching contributions are subject to vesting requirements.  Company contributions under the 401(k) Plan totaled $3.3 million, $3.3 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

18.	Segment Disclosures

We have two operating segments (domestic and international) that we have aggregated into one reportable segment, well-being improvement services.  Our integrated well-being improvement services include health coaching and wellness and prevention programs. Further, we report revenues from our external customers on a consolidated basis since well-being improvement is the only service that we provide. Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for more than 95% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2015 and December 31, 2014.

During 2015 and 2014, we derived approximately 13.1% and 11.6%, respectively, of our revenues from one customer, with no other customer comprising 10% or more of our revenues.

As part of the 2015 Restructuring Plan, which is planned to be completed in 2016, management is evaluating the internal structural and reporting changes necessary to begin managing our operations as two primary businesses, Network Solutions and Population Health Services. The outcome of this evaluation could impact how we report our segments in the future for financial reporting purposes. In addition, a change in segment reporting could also result in a change in our reporting units for goodwill impairment measurement purposes.

19.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2015	First	Second	Third	Fourth
	(1)		(1)	(1)
Revenues	$189,862	$198,073	$196,382	$186,281
Gross margin	$18,883	$28,776	$27,465	$19,239
Income (loss) before income taxes	$(4,706)	$617	$(15,163)	$(15,836)
Net income (loss) attributable to Healthways, Inc.	$(2,913)	$420	$(9,026)	$(19,428)

Basic earnings (loss) per share (2)	$(0.08)	$0.01	$(0.25)	$(0.54)
Diluted earnings (loss) per share (2)	$(0.08)	$0.01	$(0.25)	$(0.54)

(In thousands, except per share data)

Year Ended December 31, 2014	First	Second	Third	Fourth
	(1)	(1)
Revenues	$176,777	$180,613	$185,656	$199,136
Gross margin	$19,257	$24,533	$27,314	$35,058
Income (loss) before income taxes	$(14,884)	$(814)	$2,998	$2,551
Net income (loss) attributable to Healthways, Inc.	$(9,596)	$(517)	$1,973	$2,578

Basic earnings (loss) per share (2)	$(0.27)	$(0.01)	$0.06	$0.07
Diluted earnings (loss) per share (2)	$(0.27)	$(0.01)	$0.05	$0.07

(1) The assumed exercise of share-based compensation awards for this period was not considered in the calculation of diluted earnings (loss) per share because the impact would have been anti-dilutive.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2015.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2015, has issued an attestation report on the Company's internal control over financial reporting which is included in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Section 16(a) Beneficial Reporting Compliance" in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 26, 2016 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Report, under the caption "Executive Officers of the Registrant."

Item 11.	Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 26, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 26, 2016 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2015, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	4,044	$ 13.34	1,484
Equity compensation plans not approved by stockholders	170	—	—
Total	4,214	$ 13.34	1,484

(1)	Represents 2,122,000 stock options, 1,549,000 restricted stock units and shares of restricted stock, and 373,000 market stock units.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested restricted stock units and market stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 5.5 years.

(3)
Consists of the following one-time inducement awards made to Sidney Stolz upon his hire by the Company: an award of 68,531 restricted stock units that vest in three equal annual installments beginning on the first anniversary of the gate date and an award of market stock units that vest on the third anniversary of the grant date. Pursuant to the terms of the market stock units, Mr. Stolz will be entitled to receive 101,330 shares of the Company's common stock upon achievement of a 3-year annualized total shareholder return target and may receive up to a maximum of 182,394 shares of the Company's common stock if the target is exceeded. These awards were issued to Mr. Stolz outside of the Company's 2014 Stock Incentive Plan as inducement awards in accordance with NASDAQ Stock Market Rule 5635(c)(4).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 26, 2016 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 26, 2016 and is incorporated herein by reference.

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

10.1
Office Lease dated as of May 4, 2006 between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 5, 2006, File No. 000-19364]

10.2
Master Services Agreement dated May 25, 2011 between the Company and HP Enterprise Services, LLC [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]*

10.3
Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated June 8, 2012 between the Company and SunTrust Bank as Administrative Agent, JPMorgan Chase Bank, N.A.as Documentation Agent, and U.S. Bank National Association and Fifth Third Bank as Co-Syndication Agents [incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K dated June 11, 2012, File No. 000-19364]

10.4
First Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated February 5, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2013, File No. 000-19364]

10.5
Second Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated March 15, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2013, File No. 000-19364]

10.6
Third Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement and First Amendment to Second Amended and Restated Subsidiary Guarantee Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 1, 2013, File No. 000-19364]

10.7
Fourth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated April 14, 2014 between the Company and SunTrust Bank as Administrative Agent  [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.8
Fifth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated December 29, 2014 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 30, 2014, File No. 000-19364]

10.9
Sixth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.10
Seventh Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement  [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 29, 2015, File No. 000-19364]

10.11
Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.12
Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.13
Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.14
Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. Internal plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.15
Base Warrants Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.16
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.17
Base Warrants Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.18
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.19
Investment Agreement dated October 1, 2013 between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]*

10.20
Convertible Senior Subordinated Note dated October 1, 2013 issued by the Company to CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.21	Form of Common Stock Purchase Warrant [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.22
Registration Rights Agreement dated October 1, 2013 between the Company and CareFirst Holdings, LLC [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 2, 2013, File No. 000-19364]

10.23
Nomination and Standstill Agreement dated June 2, 2014 among the Company, North Tide Capital Master, LP, North Tide Capital, LLC and Conan J. Laughlin [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 3, 2014, File No. 000-19364]

Management Contracts and Compensatory Plans

10.24	Employment Agreement, dated October 27, 2015, between Healthways, Inc. and Sidney Stolz

10.25	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan

10.26
Amended and Restated Employment Agreement dated December 21, 2012 between the Company and Ben R.
Leedle, Jr. [incorporated by reference to Exhibit 10.5 to Form 10-K of the Company's fiscal year ended December
31, 2012, File No. 000-19364]

10.27
Separation and Release Agreement, dated May 15, 2015, between Healthways, Inc. and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 18, 2015, File No. 000-19364]

10.28
Amended and Restated Employment Agreement dated November 30, 2012 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.6 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.29
Amended and Restated Employment Agreement dated September 2, 2014 between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.30
Separation Agreement, dated November 1, 2015, between the Company and Michael R. Farris [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended September 30, 2015, File No. 000-19364]

10.31
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.32
Amendment to Employment Agreement dated September 2, 2014 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.33
Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.34
Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.35
Employment Agreement dated January 15, 2013 between the Company and Matthew Michela [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.36	Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2011, File No. 000-19364]

10.37	Form of Indemnification Agreement by and among the Company and the Company's directors [incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 33-41119)]

10.38	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.39	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.40	1996 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.20 to Form 10-K of the Company's fiscal year ended August 31, 2006, File No. 000-19364]

10.41	Amended and Restated 2001 Stock Option Plan [incorporated by reference to Exhibit 10.21 to Form 10-K of the Company's fiscal year ended August 31, 2006, File No. 000-19364]

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

10.44
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.45
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.46
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

10.48
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.49
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.50
2007 Stock Incentive Plan Performance Cash Award Agreement dated January 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.51
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.52
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.29 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.53
2007 Stock Incentive Plan Performance Cash Award Agreement dated February 28, 2013 [incorporated by reference to Exhibit 10.30 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.54
2007 Stock Incentive Plan Performance Cash Award Agreement for Peter Choueiri dated February 28, 2013 [incorporated by reference to Exhibit 10.31 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.55
Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.56
Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.57
Form of Performance Share Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.58
Form of Performance Cash Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.7 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.59
Form of Non-Qualified Stock Option Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.60
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.61	RSU Award Agreement for Matthew Michela, dated September 2, 2014 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2015, File No. 000-19364]

10.62
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.63
Form of Restricted Stock Unit Award Agreement (for Executive Officers) 1-Year Cliff Vesting under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.64
Healthways, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration  No. 333-204313]

10.65
Form of Restricted Stock Unit Award Agreement (for Executive Officers) for July 1, 2015 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2015, File No. 000-19364]

10.66
Employment Agreement, dated August 3, 2015, between Healthways, Inc. and Donato Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.67	Form of Restricted Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.68	Form of Market Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.69	Form of Market Stock Unit Award Agreement for September 24, 2015 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.70	Revised Form of Market Stock Unit Award Agreement for September 24, 2015

10.71	Form of Market Stock Unit Award Agreement for Mr. Stolz

10.72
Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.73	Revised Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015

10.74	Form of Restricted Stock Unit Award Agreement for Mr. Stolz

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated July 2, 2014 [incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated July 2, 2014, File No. 000-19364]

21	Subsidiary List

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Alfred Lumsdaine, Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer, and Alfred Lumsdaine, Chief Financial Officer

*Portions of this Exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHWAYS, INC

March 4, 2016	By:	/s/ Donato Tramuto
Donato Tramuto
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donato Tramuto	Chief Executive Officer and Director (Principal	March 4, 2016
Donato Tramuto	Executive Officer)

/s/ Alfred Lumsdaine	Chief Financial Officer (Principal Financial Officer)	March 4, 2016
Alfred Lumsdaine

/s/ Glenn Hargreaves	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2016
Glenn Hargreaves

/s/ Kevin G. Wills	Chairman of the Board and Director	March 4, 2016
Kevin G. Wills

/s/ Mary Jane England, M.D.	Director	March 4, 2016
Mary Jane England, M.D.

/s/ Robert Greczyn	Director	March 4, 2016
Robert Greczyn

/s/ Bradley S. Karro	Director	March 4, 2016
Bradley S. Karro

/s/ Paul H. Keckley	Director	March 4, 2016
Paul H. Keckley

/s/ Conan J. Laughlin	Director	March 4, 2016
Conan J. Laughlin

/s/ William D. Novelli	Director	March 4, 2016
William D. Novelli

/s/ Lee Shapiro	Director	March 4, 2016
Lee Shapiro

/s/ Alison Taunton-Rigby, Ph.D.	Director	March 4, 2016
Alison Taunton-Rigby, Ph.D.

82