Form 10-Q
period 2016-03-31
HEALTHWAYS, INC
filed 2016-05-06
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 30, 2016 there were outstanding 36,140,003 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$3,094	$1,870
Accounts receivable, net	101,233	108,195
Prepaid expenses	10,057	10,207
Other current assets	4,314	5,230
Income taxes receivable	1,293	1,076
Deferred tax asset	—	8,209
Total current assets	119,991	134,787

Property and equipment:
Leasehold improvements	37,627	37,565
Computer equipment and related software	317,918	315,890
Furniture and office equipment	19,812	19,776
Capital projects in process	16,939	13,676
	392,296	386,907
Less accumulated depreciation	(242,546)	(230,907)
	149,750	156,000

Other assets	17,255	23,846
Intangible assets, net	60,480	61,317
Goodwill, net	336,974	336,974

Total assets	$684,450	$712,924

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2016	December 31, 2015
Current liabilities:
Accounts payable	$44,703	$41,035
Accrued salaries and benefits	21,268	21,620
Accrued liabilities	47,695	50,074
Deferred revenue	6,810	7,056
Contract billings in excess of earned revenue	13,967	12,893
Current portion of long-term debt	23,007	23,308
Current portion of long-term liabilities	6,722	6,204
Total current liabilities	164,172	162,190

Long-term debt	206,386	208,289
Long-term deferred tax liability	16,328	23,617
Other long-term liabilities	28,192	38,238

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 36,137,666 and 36,079,446 shares outstanding, respectively	36	36
Additional paid-in capital	304,121	302,488
Retained earnings (deficit)	(4,550)	9,659
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(3,139)	(4,087)
Total Healthways, Inc. stockholders' equity	268,286	279,914
Non-controlling interest	1,086	676
Total stockholders' equity	269,372	280,590

Total liabilities and stockholders' equity	$684,450	$712,924

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$189,217	$189,862
Cost of services (exclusive of depreciation and amortization of $10,418 and $9,526, respectively, included below)	164,002	161,453
Selling, general and administrative expenses	16,195	15,982
Depreciation and amortization	12,746	12,643
Restructuring and related charges	5,741	—

Operating loss	(9,467)	(216)
Interest expense	4,382	4,490
Equity in income from joint ventures	132	—

Loss before income taxes	(13,717)	(4,706)
Income tax expense (benefit)	180	(1,793)

Net loss	$(13,897)	$(2,913)
Less: net income attributable to non-controlling interest	312	—
Net loss attributable to Healthways, Inc.	$(14,209)	$(2,913)

Loss per share attributable to Healthways, Inc.:
Basic	$(0.39)	$(0.08)

Diluted (1)	$(0.39)	$(0.08)

Comprehensive loss	$(12,851)	$(4,590)
Less: comprehensive income attributable to non-controlling interest	410	—
Comprehensive loss attributable to Healthways, Inc.	$(13,261)	$(4,590)

Weighted average common shares and equivalents:
Basic	36,109	35,595
Diluted (1)	36,109	35,595

(1)  The impact of potentially dilutive securities for the three months ended March 31, 2016 and 2015 was not considered because the effect would be anti-dilutive in each of those periods.

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling interest	Total
Balance, December 31, 2015	$—	$36	$302,488	$9,659	$(28,182)	$(4,087)	$676	$280,590

Net loss attributable to Healthways, Inc.	—	—	—	(14,209)	—	—	—	(14,209)

Net income attributable to non-controlling interest	—	—	—	—	—	—	312	312

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swaps, net of income tax benefit of $16	—	—	—	—	—	24	—	24

Foreign currency translation adjustment	—	—	—	—	—	924	98	1,022

Total other comprehensive income	—	—	—	—	—	948	98	1,046

Total comprehensive income (loss)	—	—	—	(14,209)	—	948	410	(12,851)

Tax effect of stock options and restricted stock units	—	—	(794)	—	—	—	—	(794)

Share-based employee compensation expense	—	—	2,427	—	—	—	—	2,427

Balance, March 31, 2016	$—	$36	$304,121	$(4,550)	$(28,182)	$(3,139)	$1,086	$269,372

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,897)	$(2,913)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	12,746	12,643
Amortization of deferred loan costs	554	492
Amortization of debt discount	1,826	1,726
Share-based employee compensation expense	2,427	2,380
Equity in income from joint ventures	(132)	—
Deferred income taxes	(191)	6,067
Excess tax benefits from share-based payment arrangements	—	(368)
Decrease in accounts receivable, net	7,471	4,962
Decrease in other current assets	1,955	236
(Decrease) increase in accounts payable	(1,175)	4,791
Decrease in accrued salaries and benefits	(440)	(9,937)
Decrease in other current liabilities	(2,013)	(19,545)
Other	(1,734)	1,297
Net cash flows provided by operating activities	7,397	1,831

Cash flows from investing activities:
Acquisition of property and equipment	(6,450)	(8,609)
Investment in joint ventures	(453)	(2,825)
Other	(275)	(286)
Net cash flows used in investing activities	(7,178)	(11,720)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	131,500	150,850
Payments of long-term debt	(136,084)	(141,086)
Excess tax benefits from share-based payment arrangements	—	368
Exercise of stock options	—	1,138
Proceeds from non-controlling interest	—	1,377
Change in cash overdraft and other	4,600	481
Net cash flows provided by financing activities	16	13,128

Effect of exchange rate changes on cash	989	(1,252)

Net increase in cash and cash equivalents	1,224	1,987

Cash and cash equivalents, beginning of period	1,870	1,765

Cash and cash equivalents, end of period	$3,094	$3,752

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

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $3.5 million and $4.1 million as of March 31, 2016 and December 31, 2015, respectively.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This ASU was adopted in the first quarter of 2016 and presented prospectively for the three months ended March 31, 2016.

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

In March 2016, the FASB Issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09").  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of ASU 2016-09 will impact our our financial position, results of operations and cash flows.

(3)	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, restricted stock and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We estimate share-based compensation expense based on the number of awards expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based stock units. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three months ended March 31, 2016, we recognized share-based compensation costs of $2.4 million. For the three months ended March 31, 2015, we recognized share-based compensation costs of $2.4 million.

A summary of our stock options as of March 31, 2016 and changes during the three months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2016	2,122	$13.34
Granted	—	—
Exercised	—	—
Forfeited	(2)	17.12
Expired	(96)	21.63
Outstanding at March 31, 2016	2,024	12.95	5.38	$985
Exercisable at March 31, 2016	1,629	$13.02	5.09	$869

There were no stock options granted during the three months ended March 31, 2016.

The following table shows a summary of our restricted stock and restricted stock units as of March 31, 2016, as well as activity during the three months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	1,618	$12.35
Granted	727	10.24
Vested	(81)	10.24
Forfeited	(41)	13.16
Nonvested at March 31, 2016	2,223	$11.72

     Market stock units granted during the three months ended March 31, 2016 have a multi-year performance period ending in 2019 and vest three years from the grant date.

The following table shows a summary of our market stock units as of March 31, 2016, as well as activity during the three months then ended:

	Market Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	474	$6.53
Granted	204	7.15
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2016	678	$6.72

(4)	Income Taxes

For the three months ended March 31, 2016, we had an effective income tax rate of 1.3%, compared to an effective tax benefit rate of 38.1% for the three months ended March 31, 2015 primarily due to the Company's inability to recognize a tax benefit on the pretax loss for the three months ended March 31, 2016.

During the three months ended March 31, 2016, an increase of $5.1 million was recorded to the valuation allowance on certain deferred tax assets in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax years remaining subject to examination in these major jurisdictions include 2012 to present.

(5)	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consists of the following at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Cash Convertible Notes, net of unamortized discount	$132,121	$130,296
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	75,000	80,000
Revolver	1,100	—
Capital lease obligations and other	4,691	5,374
	232,912	235,670
Less: deferred loan costs	(3,519)	(4,073)
	229,393	231,597
Less: current portion	(23,007)	(23,308)
	$206,386	$208,289

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of March 31, 2016. Accordingly, we have classified the Cash Convertible Notes as long-term debt at March 31, 2016 and December 31, 2015. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging", and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the three months ended March 31, 2016, we recorded $1.8 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at March 31, 2016 and December 31, 2015 was $132.1 million and $130.3 million, respectively, net of the unamortized discount of $17.9 million and $19.7 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 8 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of March 31, 2016.

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

 CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which is in addition to certain existing commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.  The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all of our indebtedness under the Fifth Amended Credit Agreement (as defined below) and (b) any other of our senior debt, which currently includes only the Cash Convertible Notes.

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

CareFirst has an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue is greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we will issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elects to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there is a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 cannot exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement cannot exceed 1,600,000. As of March 31, 2016, we had issued CareFirst Warrant Shares totaling 590,683 at a weighted average exercise price of $15.83, none of which were issued in 2016. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

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

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  As amended in October 2015 and further described below, the Fifth Amended Credit Agreement provides us with a $125.0 million revolving credit facility that expires on June 8, 2017 and includes a swingline sub facility of $20.0 million and a $75.0 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200.0 million term loan facility that matures on June 8, 2017, $75.0 million of which remained outstanding at March 31, 2016, and an uncommitted incremental accordion facility of $100.0 million.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ("LIBOR") or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company's active domestic subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

  On July 1, 2013, we entered into an amendment to the Fifth Amended Credit Agreement, which provided for, among other things, the amendment of certain negative covenants to permit the issuance of and payments related to the Cash Convertible Notes described above as well as increases in the maximum required levels of total funded debt to EBITDA beginning with the quarter ended June 30, 2013. On April 14, 2014 and December 29, 2014, we entered into additional amendments to the Fifth Amended Credit Agreement, which, among other things, (1) amended the calculation of consolidated EBITDA to exclude the Blue Cross Blue Shield of Minnesota  legal settlement in 2014 and, for any period that includes a fiscal quarter that ended on or before December 31, 2015, up to $5 million in the aggregate of accounting charges attributable to the settlement or other satisfaction of litigation liabilities and the incurrence of related expenses, (2) reduced the amount of the accordion facility from $200 million to $100 million, (3) provided that the net cash proceeds of an asset sale or recovery event be deposited with the administrative agent pending reinvestment or application to the payment of loans and (4) limited the aggregate consideration payable in respect of acquisitions consummated after December 29, 2014 to $150 million.

On October 27, 2015, we entered into a Seventh Amendment to the Fifth Amended Credit Agreement (the "Seventh Amendment"), which provides that the expense incurred by us in the following matters will be excluded from the calculation of consolidated EBITDA for purposes of the Fifth Amended Credit Agreement: (1) operational improvement and restructuring charges incurred from July 1, 2015 through March 31, 2017, not to exceed $27.5 million in the aggregate; (2) cash severance charges in connection with the departure of our former Chief Executive Officer during the quarter ended June 30, 2015 not to exceed $2.2 million in the aggregate; and (3) expense incurred in connection with the grant of certain cash inducement awards to our new Chief Executive Officer in an aggregate amount not to exceed approximately $1.3 million. The Seventh Amendment also reduced the amount available for borrowing under the revolving credit facility from $200.0 million to $125.0 million. As of March 31, 2016, availability under the revolving credit facility totaled $61.7 million as calculated under the most restrictive covenant.

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

On December 17, 2015, the court in the California Matter denied a class certification motion by the plaintiff and on February 1, 2016, denied the plaintiff's motion to stay proceedings. On May 3, 2016, the court in the California Matter granted an order dismissing the California Matter with prejudice as to the individual claims of the plaintiff and without prejudice as to the other potential members of the class.

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

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup, and in October 2012 we entered into a joint venture agreement with Gallup (the "Gallup Joint Venture") that requires us to make payments over a 5-year period beginning January 2013. As of March 31, 2016, we have minimum remaining contractual cash obligations of $25.5 million related to these agreements.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $84.7 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $176.7 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We account for our investment in the Gallup Joint Venture using the equity method under ASC Topic 323. In the third quarter of 2015, we observed factors causing a decline in future revenue projections as an indicator of an other than temporary impairment of the investment. Accordingly, we estimated the fair value of our investment using a discounted cash flow model. Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the joint venture, the useful life over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value.

Based on our estimate of fair value, we determined that the present value of our remaining contractual cash obligations in the Gallup Joint Venture exceeded the estimated fair value, resulting in the recognition of a liability associated with the forward option to acquire additional membership interest (the "Gallup Derivative"). The Gallup Derivative was recorded as a derivative liability at March 31, 2016 in accordance with FASB ASC Topic 815 and will be carried at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

(In $000s) March 31, 2016	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$375	$—	$375	$(213)	$162
Cash Convertible Notes Hedges	—	5,029	5,029	—	5,029
Liabilities:
Foreign currency exchange contracts	$246	$—	$246	$(213)	$33
Interest rate swap agreements	357	—	357	—	357
Cash Conversion Derivative	—	5,029	5,029	—	5,029
Gallup Derivative	—	5,589	5,589	—	5,589

(In $000s) December 31, 2015	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$284	$—	$284	$(26)	$258
Cash Convertible Notes Hedges	—	12,632	12,632	—	12,632
Liabilities:
Foreign currency exchange contracts	$48	$—	$48	$(26)	$22
Interest rate swap agreements	397	—	397	—	397
Cash Conversion Derivative	—	12,632	12,632	—	12,632
Gallup Derivative	—	6,339	6,339	—	6,339

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2015	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at March 31, 2016
Cash Convertible Notes Hedges	$12,632	$—	$—	$(7,603)	$5,029
Cash Conversion Derivative	(12,632)	—	—	7,603	(5,029)
Gallup Derivative	(6,339)	—	750	—	(5,589)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss). The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses, and the gain or loss on the Gallup Derivative would be recorded as equity in income on joint ventures.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, the Cash Conversion Derivative, and the Gallup Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2016 was as follows:

Cash and cash equivalents – The carrying amount of $3.1 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 5), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at March 31, 2016 are $75.5 million and $76.1 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at March 31, 2016 was $137.1 million, which is based on the last traded price of the Cash Convertible Notes on March 31, 2016, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at March 31, 2016 was $132.1 million, which is net of the debt discount discussed in Note 5.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At March 31, 2016, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value.

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
Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 5), and we pay a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 5).  We maintain an interest rate swap agreement with a current notional amount of $50.0 million and a termination date of December 30, 2016. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of March 31, 2016, we expected to reclassify $0.1 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next twelve months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three months ended March 31, 2016 and 2015:

(In $000s)	For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2016	March 31, 2015
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$92	$201
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(133)	$(98)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three months ended March 31, 2016 and 2015, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, Gallup Derivative and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). Other than the Gallup Derivative described in Note 7, these derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

Cash Conversion Derivative and Cash Convertible Notes Hedges

The Cash Conversion Derivative is accounted for as a derivative liability and carried at fair value. In order to offset the risk associated with the Cash Conversion Derivative, we entered into Cash Convertible Notes Hedges, which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The Cash Convertible Notes Hedges are accounted for as a derivative asset and carried at fair value.

Gallup Derivative

The Gallup Derivative is accounted for as a derivative liability and carried at fair value.

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative, the Cash Convertible Notes Hedges and the Gallup Derivative are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended March 31, 2016	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized loss	$(7,603)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain	$7,603	Selling, general and administrative expenses
Gallup Derivative:
Net loss	$—	Equity in income from joint ventures

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At March 31, 2016, we had forward contracts with notional amounts of $33.4 million to exchange foreign currencies, primarily the Australian dollar and the Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at March 31, 2016 and December 31, 2015, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	March 31, 2016				December 31, 2015
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$375	$—	$—	$—	$284	$—	$—	$—
Other assets	—	—	5,029	—	—	—	12,632	—
Total assets	$375	$—	$5,029	$—	$284	$—	$12,632	$—
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$246	$—	$—	$3,366	$48	$—	$—	$3,323
Other long-term liabilities	—	—	5,029	2,223	—	—	12,632	3,016
Derivatives designated as hedging instruments:
Accrued liabilities	—	357	—	—	—	397	—	—
Other long-term liabilities	—	—	—	—	—	—	—	—
Total liabilities	$246	$357	$5,029	$5,589	$48	$397	$12,632	$6,339

See also Note 7 for more information on fair value measurements.

(9)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

(In 000s, except per share data)	Three Months Ended
	March 31,	March 31,
	2016	2015
Numerator:
Net loss attributable to Healthways, Inc. - numerator for basic loss per share	$(14,209)	$(2,913)

Denominator:
Shares used for basic loss per share	36,109	35,595
Effect of dilutive securities outstanding:
Non-qualified stock options (1)	—	—
Restricted stock units (1)	—	—
Market stock units (1)	—	—
Performance-based stock units (1)	—	—
CareFirst Warrants (1)	—	—
Shares used for diluted income per share (1)	$36,109	$35,595

Loss per share:
Basic	$(0.39)	$(0.08)
Diluted (1)	$(0.39)	$(0.08)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	1,651	1,243
Restricted stock units	1,105	404
Market stock units	161	—
Performance-based stock units	—	98
Warrants related to Cash Convertible Notes	7,707	7,707
CareFirst Convertible Note	892	892
CareFirst Warrants	591	36

(1) The impact of potentially dilutive securities for the three months ended March 31, 2016 and 2015 was not considered because the effect would be anti-dilutive in each of those periods.

(10)	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2016 and 2015:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(3,848)	$(4,087)
Other comprehensive income (loss) before reclassifications, net of tax	(56)	924	868
Amounts reclassified from accumulated OCI, net of tax	80	—	80
Net increase in other comprehensive income (loss), net of tax	24	924	948
Accumulated OCI, net of tax, as of March 31, 2016	$(215)	$(2,924)	$(3,139)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive loss before reclassifications, net of tax	(111)	(1,625)	(1,736)
Amounts reclassified from accumulated OCI, net of tax	59	—	59
Net decrease in other comprehensive income (loss), net of tax	(52)	(1,625)	(1,677)
Accumulated OCI, net of tax, as of March 31, 2015	$(394)	$(3,331)	$(3,725)

The following table provides details about reclassifications out of accumulated OCI for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Statement of Comprehensive
(In $000s)	2016	2015	Loss Classification
Interest rate swaps	$133	$98	Interest expense
	(53)	(39)	Income tax benefit
	$80	$59	Net of tax

See Note 8 for further discussion of our interest rate swaps.

(11)	Restructuring and Related Charges

In the third quarter of 2015, we began developing our reorganization and cost rationalization plan (the "2015 Restructuring Plan") that the Company committed to in October 2015, which is intended to improve efficiency and deliver greater value to our customers and stakeholders. The 2015 Restructuring Plan is expected to be complete by the end of the third quarter of 2016.

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

The following table shows the costs incurred for the three months ended March 31, 2016 directly related to our 2015 Restructuring Plan and other restructuring costs:

(In $000s)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Accrued restructuring and related charges liability as of January 1, 2016	$7,093	$2,900	$9,993
2015 Restructuring Plan charges	3,073	2,668	5,741
Cash payments	(2,541)	(2,428)	(4,969)
Non-cash charges (2)	(127)	—	(127)
Accrued restructuring and related charges liability as of March 31, 2016	$7,498	$3,140	$10,638

(1) Consulting and other costs primarily consist of third-party consulting charges incurred in connection with the 2015 Restructuring Plan. Consulting and other costs also include approximately $0.1 million of lease termination payments.

(2) Non-cash charges consist of share-based compensation costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Healthways, Inc. provides network delivered solutions and population health management services that are uniquely designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. Our solutions and services are designed to improve some or all of a population's well-being elements: physical, financial, social, community and sense of purpose. In some cases we engage entire populations, including health plan memberships, workforces and communities, while in other cases we engage targeted populations such as members at high-risk, cohorts of cardiac rehabilitation patients or hospital discharge patients. In the U.S., we operate in all 50 states and the District of Columbia. Our customers include health plans, both commercial and Medicare Advantage, large self-insured employers, including state and municipal government entities, and providers of healthcare, including integrated healthcare systems, and hospitals. In addition to our U.S. operations, we also provide services to commercial healthcare businesses and/or government entities in Australia, Brazil and France.

 Our Network Solutions Business contains, among others, three large programs including the SilverSneakers® senior fitness program, the Prime fitness program and the Physical Medicine access program. The SilverSneakers® senior fitness program is offered to members of Medicare Advantage, Medicare Supplement and Group Retirees. Our fitness networks encompass approximately 16,000 U.S. fitness center locations and more than 1,000 alternative locations providing classes only. We utilize the fitness center national network to also offer the Prime Fitness program through commercial health plans, employers and insurance exchanges. We also offer a Physical Medicine network of over 88,000 complementary, alternative and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture and more.

Our Population Health Business, whose largest customers are commercial health plans and self-insured employers, takes a systematic approach to keeping healthy people healthy, eliminating or reducing lifestyle risks and optimizing care for persistent or chronic conditions. Our population health technology platform uses our proprietary analytics and predictive models to enable us to stratify the population, develop individualized well-being improvement plans and deliver targeted action-based solutions to improve individual and organizational performance. Many of our intervention services are delivered from our domestic and international well-being improvement call centers staffed with a range of health care professionals. The professionals include, but are not limited to, nurses, dieticians, pharmacists, health coaches, exercise specialists and nutritional counselors. Our interventions are delivered using a range of other methods, including: venue-based face-to-face interactions; print; phone; mobile and remote devices with unique applications; on-line web-based portals, including social networks; and any combination of these methods.

Founded and incorporated in Delaware in 1981, Healthways, Inc. is headquartered at 701 Cool Springs Boulevard, Franklin, TN 37067.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon management's current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

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

•	our ability to effectively compete against other entities, whose financial, research, staff and marketing resources may exceed our resources;

•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business and leadership;

•	our ability to accurately forecast performance and the timing of revenue recognition under the terms of our customer contracts ahead of data collection and reconciliation;

•
the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "PPACA"), on our operations and/or the demand for our services;

•	our ability to anticipate, change and respond to emerging trends in the domestic and international markets for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

•	the risks associated with foreign currency exchange rate fluctuations and our ability to hedge against such fluctuations;

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

•	the ability of our customers to provide timely and accurate data that is essential to the operation and measurement of our performance under the terms of our contracts;
•	our ability to favorably resolve contract billing and interpretation issues with our customers;
•	our ability to service our debt, make principal and interest payments as those payments become due and remain in compliance with our debt covenants;
•
the risks associated with changes in macroeconomic conditions, which may reduce the demand and/or the timing of purchases for our services from customers or potential customers, reduce the number of covered lives of our existing customers or restrict our ability to obtain additional financing;

•	counterparty risk associated with the Cash Convertible Notes Hedges, interest rate swap agreements and foreign currency exchange contracts;

•
the risks associated with valuation of the Cash Convertible Notes Hedges and the Cash Conversion Derivative, which may result in volatility to our consolidated statements of comprehensive income (loss) if these transactions do not completely offset one another;

•	the risks associated with certain derivatives carried at fair value, which may result in volatility to our consolidated statements of comprehensive income (loss);
•	our ability to integrate new or acquired businesses, services (including outsourced services) or technologies into our business and to accurately forecast the related costs;
•
our ability to anticipate and respond to strategic changes, opportunities and emerging trends in our industry and/or business and to accurately forecast the related impact on our revenues and earnings;

•	the impact of any impairment of our goodwill, intangible assets or other long-term assets;

•	our ability to develop new products and deliver and report outcomes on those products;
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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our other filings with the Securities and Exchange Commission.

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
Some of our contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements or obtaining customer agreement ("performance-based").  Approximately 3% of revenues recorded during the three months ended March 31, 2016 were performance-based, and 2% of revenues were subject to final reconciliation as of March 31, 2016.
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
As part of the 2015 Restructuring Plan, we are moving from an organization focused on five customer end markets to a structure centered on two primary businesses – Network Solutions and Population Health Services. The Network Solutions business creates interventions that are delivered through the networks that we manage, including our SilverSneakers® Fitness program and our national network of complementary and alternative medicine providers. The Population Health Services business unit delivers interventions directly to members of sponsored populations. These interventions are designed to improve people's health and well-being and drive improved performance and lower health-related costs by keeping healthy people healthy, eliminating or reducing lifestyle risks that lead to disease and optimizing care for people with persistent conditions or chronic disease.

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

Delivery Model

The degree of our engagement and model of support is based on our customers' needs and preferences.  Within our Network Solutions Business, we have approximately 16,000 U.S. fitness center locations and more than 1,000 alternative locations providing classes only. We utilize the fitness center national network to deliver the SilverSneakers ® Fitness proprietary curriculum and also offer the Prime Fitness program.  Within our Population Health Services, behavior change techniques and predictive modeling are incorporated in our technology to identify an individual's readiness to change. We then provide personalized support through appropriate interactions using a range of methods desired by an individual, including self-directed modalities of mobile, web and integrated devices including social networks, venue-based face-to-face, print, phone and others.

Modalities used and intensity of service must deliver the expected result – healthier people who cost less and perform better. We expect to invest where appropriate in technology to refine our proprietary clinical, data management and reporting systems to continue to meet the requirements of our customers to deliver measureable outcomes.

Measurement of Outcomes

Through our exclusive, 25-year relationship with Gallup, which began in 2008, we have created a definitive measure and empiric database of changes in the well-being of the U.S. population based on over two million completed surveys to date, known as the Gallup-Healthways Well-Being Index®.  This database supports our understanding of the causes and effects of well-being for a population.  The Gallup-Healthways individual well-being assessment tools, known collectively as the Gallup-Healthways Well-Being 5TM, provide employers, health providers, insurers and other interested parties with a validated capability to assess, measure and report on changes in the well-being of their employees, patients, members and customers.

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

The outcome of our strategic review, which we expect to conclude before the end of the second quarter of 2016, might include the addition or subtraction of capabilities and technologies through internal development, strategic alliances with other entities and/or selective acquisitions, divestitures or investments.

Critical Accounting Policies

We describe our accounting policies in Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We recognize revenue as services are performed when persuasive evidence of an arrangement exists, collectability is reasonably assured and amounts are fixed or determinable.

Our fees are generally billed on a PMPM basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. PMPM rates are established during contract negotiations with customers, often based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts are performance-based and place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements.  Approximately 3% of revenues recorded during the three months ended March 31, 2016 were performance-based, and 2% of revenues were subject to final reconciliation as of March 31, 2016.

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

We generally assess our level of performance for our performance-based contracts based on medical claims and other data that the customer is contractually required to supply, interim assessments of achievement against performance targets or metrics available from our operating platforms.  A minimum of four to nine months' data is typically required for us to measure performance.  In assessing our performance, we may include estimates such as medical claims incurred but not reported.  In addition, we may also provide reserves for contractual allowances (such as data reconciliation differences) as appropriate.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of March 31, 2016, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $32.1 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current year that pertains to services provided during a prior year.  During the three months ended March 31, 2016 and 2015, we recognized a net increase in revenue of $1.3 million and $3.0 million related to services provided prior to each respective year.

We are currently evaluating the impact that the adoption of ASU No. 2014-09, (as discussed above) will have on our revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns.  Accounting for income taxes requires significant judgment in evaluating tax positions and in determining income tax provisions, including determination of deferred tax assets, deferred tax liabilities and any valuation allowances that might be required against deferred tax assets.

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

 Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015 expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2016	2015

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	86.7%	85.0%
Selling, general and administrative expenses	8.6%	8.4%
Depreciation and amortization	6.7%	6.7%
Restructuring and related charges	3.0%	—%
Operating loss	(5.0)%	(0.1)%

Interest expense	2.3%	2.4%
Equity in income from joint venture	0.1%	—%

Loss before income taxes	(7.2)%	(2.5)%
Income tax expense (benefit)	0.1%	(0.9)%

Net loss (1)	(7.3)%	(1.5)%
Less: net income attributable to non-controlling interest	0.2%	—%
Net loss attributable to Healthways, Inc.	(7.5)%	(1.5)%

(1) Figures may not add due to rounding.

Revenues

Revenues remained relatively consistent for the three months ended March 31, 2016 compared to the same period in 2015, although there were offsetting increases and decreases within the periods.

Increases in revenues were primarily due to the following:

•	an increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage resulting in growth in our customers' membership; and
•	an increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation.

Decreases in revenues were primarily due to the following:

•	contract terminations that occurred in 2015;
•	an amendment to a long-term contract with a health plan customer in 2015 that resulted in lower contract revenues but largely unchanged contract profits; and
•	the sale of our Navvis consulting business in November 2015.

Cost of Services

Cost of services (excluding depreciation and amortization) as a percentage of revenues increased to 86.7% for the three months ended March 31, 2016, compared to 85.0% for the three months ended March 31, 2015, primarily due to the following:

•	an increase in the level of short-term incentive compensation expense based on the Company's projected financial performance against established targets; and
•	certain staffing costs related to one contract that remained relatively fixed during the first quarter of 2016 in anticipation of ramping revenues.

These increases were partially offset by cost savings resulting from the 2015 Restructuring Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased to 8.6% for the three months ended March 31, 2016 compared to 8.4% for the three months ended March 31, 2015. This increase is primarily due to an increase in the level of incentive compensation expense (as described above) and increased consulting expenses incurred in connection with our strategic review during the first quarter of 2016, partially offset by cost savings resulting from the 2015 Restructuring Plan and legal fees incurred during the first quarter of 2015 related to a contractual dispute.

Depreciation and Amortization

Depreciation and amortization expense remained relatively consistent for the three months ended March 31, 2016 compared to the same period in 2015.

Restructuring and Related Charges

In connection with the 2015 Restructuring Plan, we incurred charges of $5.7 million, which primarily consisted of termination benefits and third-party consulting charges incurred in connection with the 2015 Restructuring Plan. We expect to incur a total of approximately $25 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which are expected to result in cash expenditures. We expect that the total charges will consist of approximately $10.5 million to $11.5 million of severance and other employee-related costs; approximately $8 million to $9 million of lease termination costs; and approximately $5.5 million to $6 million in consulting and other costs.

Interest Expense

Interest expense remained relatively consistent for the three months ended March 31, 2016 compared to the same period in 2015.

Equity in Income from Joint Ventures

In connection with our joint venture agreement with the Gallup Joint Venture, $0.1 million of income was recorded in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016.

Income Tax Expense

For the three months ended March 31, 2016, we had an effective income tax rate of 1.3%, compared to an effective tax benefit rate of 38.1% for the three months ended March 31, 2015 primarily due to the Company's inability to recognize a tax benefit on the pretax loss for the three months ended March 31, 2016.

Liquidity and Capital Resources

Operating activities for the three months ended March 31, 2016 provided cash of $7.4 million, compared to $1.8 million for the three months ended March 31, 2015. The increase in cash provided by operating activities was primarily due to the following:

●	a decrease in days sales outstanding in accounts receivable from 58 days at March 31, 2015 to 49 days at March 31, 2016; and
●	two legal settlement payments totaling $12.8 million during the three months ended March 31, 2015, both of which were reflected in the Company's results of operations for 2014.

Investing activities during the three months ended March 31, 2016 used $7.2 million in cash which primarily consisted of capital expenditures, most of which were associated with our Embrace platform.

Financing activities during the three months ended March 31, 2016 provided cash of $16,000 in cash primarily due to the change in our cash overdraft position partially offset by net payments under the Fifth Amended Credit Agreement.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 5 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at March 31, 2016 of (1) a maximum total funded debt to EBITDA of 3.75 and (2) a minimum total fixed charge coverage of 1.50. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of March 31, 2016.  We plan to refinance the Fifth Amended Credit Agreement in 2016.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $3.5 million and $4.1 million as of March 31, 2016 and December 31, 2015, respectively.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This ASU was adopted in the first quarter of 2016 and presented prospectively for the three months ended March 31, 2016.

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

In March 2016, the FASB Issued ASU No. 2016-09. ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of ASU 2016-09 will impact our our financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Fifth Amended Credit Agreement.  Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) the Base Rate, as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.

In order to reduce our interest rate exposure under the Fifth Amended Credit Agreement, we have entered into interest rate swap agreements effectively converting a portion of our floating rate debt to fixed obligations with an interest rate of 1.480% plus a spread.

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.2 million for the three months ended March 31, 2016.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2016.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2016.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with these actions, on March 2, 2015, Healthways and HWHN filed with the FCC the Waiver Petition of the FCC's regulation that requires advertising faxes sent with the prior express invitation or permission of the recipient to include an "opt-out" notice. On August 28, 2015, the FCC granted the Company relief requested in the Waiver Petition.  We cannot predict the impact on the California Matter of the FCC's grant of relief pursuant to the Waiver Petition.

On December 17, 2015, the court in the California Matter denied a class certification motion by the plaintiff and on February 1, 2016, denied the plaintiff's motion to stay proceedings. On May 3, 2016, the court in the California Matter granted an order dismissing the California Matter with prejudice as to the individual claims of the plaintiff and without prejudice as to the other potential members of the class.

Summary

We are also subject to other contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our results of operations, liquidity or financial condition.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption "Part I — Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Market Stock Unit Award Agreement (for Executive Officers) under the Company's Amended and Restated 2014 Stock Incentive Plan (adopted in March 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	May 6, 2016	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)