Form 10-Q
period 2016-06-30
HEALTHWAYS, INC
filed 2016-08-09
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 31, 2016, there were outstanding 36,738,870 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$4,635	$233
Accounts receivable, net	48,547	50,608
Prepaid expenses	5,264	7,662
Other current assets	1,437	2,508
Income taxes receivable	407	257
Deferred tax asset	—	7,717
Current assets held for sale	52,282	65,802
Total current assets	112,572	134,787

Property and equipment:
Leasehold improvements	27,682	27,674
Computer equipment and related software	34,504	33,496
Furniture and office equipment	13,530	13,512
Capital projects in process	1,613	1,089
	77,329	75,771
Less: accumulated depreciation	(55,943)	(53,753)
	21,386	22,018

Other assets	7,222	13,141
Intangible assets, net	29,266	29,526
Goodwill, net	334,680	336,974
Long-term assets held for sale	—	176,478

Total assets	$505,126	$712,924

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2016	December 31, 2015
Current liabilities:
Accounts payable	$11,291	$21,184
Accrued salaries and benefits	11,138	7,240
Accrued liabilities	34,035	28,384
Deferred revenue	169	125
Contract billings in excess of earned revenue	415	101
Current portion of long-term debt	43,226	23,308
Current portion of long-term liabilities	7,248	6,204
Current liabilities held for sale	67,945	75,644
Total current liabilities	175,467	162,190

Long-term debt	182,393	208,289
Long-term deferred tax liability	24,112	23,617
Other long-term liabilities	26,818	38,238

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 36,243,197 and 36,079,446 shares outstanding, respectively	36	36
Additional paid-in capital	306,741	302,488
(Accumulated deficit) retained earnings	(180,146)	9,659
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(3,436)	(4,087)
Total Healthways, Inc. stockholders' equity	95,013	279,914
Non-controlling interest	1,323	676
Total stockholders' equity	96,336	280,590

Total liabilities and stockholders' equity	$505,126	$712,924

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$125,003	$113,425	$251,016	$225,074
Cost of services (exclusive of depreciation and amortization of $1,534, $1,407, $3,064, and $2,810, respectively, included below)	88,879	77,307	180,258	157,407
Selling, general & administrative expenses	10,107	12,375	19,519	20,093
Depreciation and amortization	1,877	1,867	3,749	3,729
Restructuring and related charges	2	—	41	—

Operating income	24,138	21,876	47,449	43,845
Interest expense	4,176	4,178	8,281	8,372

Income before income taxes	19,962	17,698	39,168	35,473
Income tax expense	—	6,942	—	14,037

Net income from continuing operations	19,962	10,756	39,168	21,436
Losses from discontinued operations, net of income tax expense (benefit)	(195,454)	(10,639)	(228,557)	(24,232)
Net (loss) income	(175,492)	117	(189,389)	(2,796)
Less: net income (loss) attributable to non-controlling interest	104	(303)	416	(303)
Net (loss) income attributable to Healthways, Inc.	$(175,596)	$420	$(189,805)	$(2,493)

Earnings (loss) per share attributable to Healthways, Inc. - basic:
Continuing operations	$0.55	$0.30	$1.08	$0.60
Discontinued operations	$(5.41)	$(0.29)	$(6.34)	$(0.67)

Earnings (loss) per share attributable to Healthways, Inc. - diluted:
Continuing operations	$0.54	$0.29	$1.06	$0.58
Discontinued operations	$(5.25)	$(0.28)	$(6.18)	$(0.65)

Comprehensive (loss) income	$(175,656)	$538	$(188,507)	$(4,052)
Less: comprehensive income (loss) attributable to non-controlling interest	236	(298)	647	(298)
Comprehensive (loss) income attributable to Healthways, Inc.	$(175,892)	$836	$(189,154)	$(3,754)

Weighted average common shares
and equivalents:
Basic	36,172	35,734	36,140	35,664
Diluted	37,227	36,881	37,043	37,002

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling interest	Total
Balance, December 31, 2015	$—	$36	$302,488	$9,659	$(28,182)	$(4,087)	$676	$280,590

Net loss attributable to Healthways, Inc.	—	—	—	(189,805)	—	—	—	(189,805)

Net income attributable to non-controlling interest	—	—	—	—	—	—	416	416

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swaps, net of income tax benefit of $56	—	—	—	—	—	85	—	85

Foreign currency translation adjustment	—	—	—	—	—	566	231	797

Total other comprehensive income	—	—	—	—	—	651	231	882

Total comprehensive income (loss)	—	—	—	(189,805)	—	651	647	(188,507)

Exercise of stock options	—	—	30	—	—	—	—	30

Tax effect of stock options and restricted stock units	—	—	(1,292)	—	—	—	—	(1,292)

Share-based employee compensation expense	—	—	5,323	—	—	—	—	5,323

Issuance of CareFirst Warrants	—	—	192	—	—	—	—	192

Balance, June 30, 2016	$—	$36	$306,741	$(180,146)	$(28,182)	$(3,436)	$1,323	$96,336

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$39,168	$21,436
Loss from discontinued operations	(228,557)	(24,232)
Adjustments to reconcile net loss to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	25,324	24,861
Amortization of deferred loan costs	1,103	986
Amortization of debt discount	3,698	3,495
Share-based employee compensation expense	5,323	5,797
Loss on sale of MeYou Health	4,826	—
Loss on impairment of held for sale assets	156,198	—
Equity in income from joint ventures	(303)	—
Deferred income taxes	7,835	(2,393)
Decrease in accounts receivable, net	17,263	12,427
Decrease (increase) in other current assets	3,329	(709)
(Decrease) increase in accounts payable	(4,100)	3,795
Increase (decrease) in accrued salaries and benefits	4,441	(5,362)
Decrease in other current liabilities	(737)	(12,454)
Other	(3,124)	1,340
Net cash flows provided by operating activities	31,687	28,987

Cash flows from investing activities:
Acquisition of property and equipment	(10,330)	(17,332)
Investment in joint venture	(865)	(4,450)
Proceeds from sale of MeYou Health	5,156	—
Other	(537)	(550)
Net cash flows used in investing activities	(6,576)	(22,332)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	242,301	303,956
Payments of long-term debt	(253,902)	(307,667)
Exercise of stock options	30	1,292
Repurchase of common stock	—	(1,833)
Proceeds from non-controlling interest	—	1,377
Change in cash overdraft and other	(8,726)	619
Net cash flows used in financing activities	(20,297)	(2,256)

Effect of exchange rate changes on cash	538	(899)

Less: net increase in cash and cash equivalents held for sale	950	2,337

Net increase in cash and cash equivalents	4,402	1,163

Cash and cash equivalents, beginning of period	233	1,249

Cash and cash equivalents, end of period	$4,635	$2,412

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

Our results from continuing operations do not include the results of our total population health services ("TPHS") business. The TPHS business, includes our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), the results of our joint venture with Gallup (see Note 8), our Navvis business, our MeYouHealth business and international operations. The TPHS business has been accounted for as assets held for sale as of June 30, 2016. Results of operations for the TPHS business have been reclassified as discontinued operations for all periods presented in the consolidated financial statements.  On July 31, 2016, we sold the TPHS business (see Notes 3 and 14), excluding Navvis and MeYouHealth, which had been previously sold separately to other buyers (see Notes 3, 4 and 14).

On March 11, 2015, we formed a joint venture with SulAmérica, one of the largest independent insurers in Brazil, to sell total population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture, Healthways Brasil Servicos de Consultoria LTDA ("Healthways Brazil"). We have determined that our interest in Healthways Brazil represents a controlling financial interest and, therefore, have consolidated the financial statements of Healthways Brazil and have presented a noncontrolling interest for the portion owned by SulAmérica. The net assets and results of operations of Healthways Brazil are included within TPHS assets held for sale and discontinued operations in the accompanying consolidated financial statements.

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

(2)	Recent Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $3.0 million and $4.1 million as of June 30, 2016 and December 31, 2015, respectively.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This ASU was adopted in the first quarter of 2016 and is presented prospectively.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our financial position, results of operations and cash flows.

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

(3)	Discontinued Operations

As of June 30, 2016, we committed to a plan to sell the TPHS business, which includes our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), the results of our joint venture with Gallup (see Note 8), our Navvis business, our MeYouHealth business and international operations. The sale of the TPHS business was completed effective July 31, 2016 (as discussed in Note 14). In accordance with ASC Topic 205, "Presentation of Financial Statements", the divested TPHS business met the held for sale criteria and represents a strategic shift in the Company's operations and financial results. Therefore, this business has been classified as held for sale and discontinued operations within our consolidated financial statements for all periods presented. As of June 30, 2016, the disposal group classified as held for sale has been measured at the lower of its carrying amount or the fair value less cost to sell.  A loss was recognized for the three and six months ended June 30, 2016, based on the Company's best estimate of the fair value less cost to sell in the period the held for sale criteria was met.  We estimated the fair value of the disposal group using a market participant approach, which considered our preliminary estimate of the purchase price for the sale of TPHS.  This resulted in writing down the long lived (non-current) assets of the disposal group to zero as they are fully impaired.  We plan to complete our estimate of the purchase price of TPHS in the third quarter at which time we expect to record a loss on the sale of TPHS.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the TPHS business to be disposed of:
(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$2,587	$1,637
Accounts receivable, net	42,920	57,587
Prepaid expenses	4,116	2,545
Other current assets	1,749	2,722
Income taxes receivable	910	819
Deferred tax asset	—	492
Property and equipment	114,049	133,982
Long-term deferred tax asset	423	—
Other assets	11,493	10,705
Intangible assets, net	30,234	31,791
Loss recognized on impairment of held for sale long-lived assets	(156,199)	—

Total assets	$52,282	$242,280

Accounts payable	$17,201	$19,851
Accrued salaries and benefits	15,600	14,380
Accrued liabilities	15,827	21,690
Deferred revenue	6,980	6,931
Contract billings in excess of earned revenue	12,337	12,792

Total liabilities	$67,945	$75,644

The following table presents key financial results of the TPHS business included in "losses from discontinued operations" for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015

Revenues	$65,546	$84,648	$128,751	$162,861
Cost of services	71,230	82,176	143,722	163,528
Selling, general & administrative expenses	4,772	8,820	11,555	17,084
Depreciation and amortization	10,701	10,350	21,575	21,132
Restructuring and related charges	2,722	—	8,424	—
Interest expense	283	383	560	680
Pretax loss on discontinued operations	(24,162)	(17,081)	(57,085)	(39,563)
Pretax loss on sale of business	(4,826)	—	(4,826)	—
Pretax loss on impairment of held for sale	(158,354)	—	(158,354)	—
Total pretax loss on discontinued operations	(187,342)	(17,081)	(220,265)	(39,563)
Income tax expense (benefit)	8,112	(6,442)	8,292	(15,331)
Losses from discontinued operations, net of income tax expense (benefit)	$(195,454)	$(10,639)	$(228,557)	$(24,232)

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Depreciation and amortization on discontinued operations	$21,575	$21,132
Capital expenditures on discontinued operations	7,680	15,490
Share-based compensation on discontinued operations	3,159	3,142

(4)	Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2014, 2015 and the six months ended June 30, 2016 is shown below:

(in thousands)
Balance, December 31, 2013	$338,800
Other adjustments	—
Balance, December 31, 2014	338,800
Navvis sale	(1,826)
Balance, December 31, 2015	336,974
MeYou Health sale	(2,294)
Balance, June 30, 2016	$334,680

In November 2015, we sold Navvis Healthcare, LLC, a provider of healthcare consulting and advisory services, for $4.4 million in cash, which resulted in a gain of $1.9 million.

In June 2016, we sold the assets of MeYou Health, LLC, a wholly owned subsidiary of the Company that was engaged in the business of developing and delivering certain digital health applications, for $5.5 million in cash and additional contingent consideration up to $1.5 million, which resulted in a loss of $4.8 million. This loss is included in losses from discontinued operations in our consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, the gross amount of goodwill totaled $517.0 million and $519.3 million, respectively, and we had accumulated impairment losses of $182.4 million.

(5)	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, restricted stock and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We estimate share-based compensation expense based on the number of awards expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based stock units. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and six months ended June 30, 2016, we recognized share-based compensation costs of $2.9 million and $5.3 million, respectively. For the three and six months ended June 30, 2015, we recognized share-based compensation costs of $3.4 million and $5.8 million, respectively.

A summary of our stock options as of June 30, 2016, and changes during the six months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2016	2,122	$13.34
Granted	—	—
Exercised	(5)	6.61
Forfeited	(10)	13.40
Expired	(99)	21.35
Outstanding at June 30, 2016	2,008	12.96	5.13	1,788
Exercisable at June 30, 2016	1,693	$12.98	4.93	1,627

There were no stock options granted during the six months ended June 30, 2016.

The following table shows a summary of our restricted stock and restricted stock units as of June 30, 2016, as well as activity during the six months then ended:

	Restricted Stock and Restricted Stock Units
Nonvested Shares	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	1,618	$12.35
Granted	837	10.46
Vested	(204)	13.05
Forfeited	(146)	11.74
Nonvested at June 30, 2016	2,105	$11.58

Market stock units granted during the three months ended June 30, 2016 have a multi-year performance period ending in 2019 and vest three years from the grant date.

The following table shows a summary of our market stock units as of June 30, 2016, as well as activity during the six months then ended:

	Market Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	474	$6.53
Granted	217	7.15
Vested	—	—
Forfeited	(9)	6.48
Nonvested at June 30, 2016	682	$6.73

(6)	Income Taxes

For the three months ended June 30, 2016, we had an effective income tax rate from continuing operations of 0.0%, compared to an effective income tax rate of 39.2% for the three months ended June 30, 2015.  For the six months ended June 30, 2016, we had an effective tax income tax rate from continuing operations of 0.0%, compared to an effective income tax rate of 39.6% for the six months ended June 30, 2015.  The change in the effective rates from continuing operations was primarily due to the utilization of deferred tax assets subject to a valuation allowance in the 2016 periods.

During the six months ended June 30, 2016, an increase of $79.3 million was recorded to the valuation allowance on certain deferred tax assets in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions. At June 30, 2016, we had approximately $71.0 million of federal loss carryforwards, and approximately $82.8 million of state loss carryforwards.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. Tax years remaining subject to examination in these major jurisdictions include 2012 to present.

(7)	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consisted of the following at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Cash Convertible Notes, net of unamortized discount	$133,993	$130,296
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	70,000	80,000
Revolver	—	—
Capital lease obligations and other	4,595	5,374
	228,588	235,670
Less: deferred loan costs	(2,969)	(4,073)
	225,619	231,597
Less: current portion	(43,226)	(23,308)
	$182,393	$208,289

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  As amended in August 2016 and further described below, the Fifth Amended Credit Agreement provides us with a $125 million revolving credit facility that includes a swingline sub facility of $20 million and a $75 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200 million term loan facility, $70 million of which remained outstanding at June 30, 2016, and an uncommitted incremental accordion facility of $100 million.

Borrowings under the Fifth Amended Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ("LIBOR", which may not be less than zero), or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.75% and 3.00%, and the Base Rate margin varies between 0.75% and 2.00%, depending on our leverage ratio.  The Fifth Amended Credit Agreement also provides for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Fifth Amended Credit Agreement are secured by guarantees from all of the Company's active domestic subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

 On August 4, 2016, we entered into the Eighth Amendment to the Fifth Amended Credit Agreement (the "Eighth Amendment").  The Eighth Amendment (1) extends the expiration date of the Company's revolving credit facility and the maturity date of the Company's term loan facility under the Fifth Amended Credit Agreement from June 8, 2017 to June 8, 2018 (the "Extended Maturity Date") and (2) amends the definition of "Consolidated EBITDA" to include an add-back for certain non-cash gains and to take into account certain financial consequences of the sale by the Company of its TPHS business to Sharecare, Inc. pursuant to the terms of the Membership Interest Purchase Agreement among the Company, Sharecare, Inc. and Healthways SC, LLC.  The Eighth Amendment contemplated that some lenders might not agree to the Extended Maturity Date and preserved June 8, 2017 as the non-extended maturity date (the "Non-Extended Maturity Date") for such lenders.  Lenders holding $45,312,500 of the revolving commitments and $25,375,000 of outstanding term loans did not consent to the Extended Maturity Date.  On the Non-Extended Maturity Date, the revolving commitments of non-consenting revolving lenders will terminate and any outstanding term loans and revolving loans owed to non-consenting lenders must be paid in full.  The outstanding revolving loans under the revolving credit facility held by consenting lenders must be paid in full on June 8, 2018.  We are required to repay term loans in quarterly principal installments aggregating 2.500% of the original aggregate principal amount of the term loans ($5,000,000) during each of the remaining quarters prior to maturity on June 8, 2018, at which time the entire unpaid principal balance of the term loans held by consenting lenders is due and payable.

The impact of the Eighth Amendment on the maturity of our debt is reflected in our balance sheet.  As of June 30, 2016, availability under the revolving credit facility totaled $42.6 million.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of March 31, 2016. Accordingly, we have classified the Cash Convertible Notes as long-term debt at June 30, 2016 and December 31, 2015. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the six months ended June 30, 2016, we recorded $3.7 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at June 30, 2016 and December 31, 2015 was $134.0 million and $130.3 million, respectively, net of the unamortized discount of $16.0 million and $19.7 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of June 30, 2016.

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of approximately $25.95 per share, which effectively increases the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013. The Warrants will be net share settled by issuing a number of shares of our common stock per Warrant corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

If the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on net income per share, and the "treasury stock" method will be used in calculating the dilutive effect on earnings per share.

 CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which was in addition to certain commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bears interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note may be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note has not been fully converted or redeemed in accordance with its terms, it will mature on October 1, 2019.  The CareFirst Convertible Note is subordinate in right of payment to the prior payment in full of (a) all of our indebtedness under the Fifth Amended Credit Agreement (as defined below) and (b) any other of our senior debt, which currently includes only the Cash Convertible Notes.

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

CareFirst had an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds (the "Revenue Thresholds") for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst (collectively, the "Quarterly Revenue").  If the Quarterly Revenue was greater than or equal to the applicable Revenue Threshold for any quarter ending on or prior to September 30, 2017, then we would issue to CareFirst a certain number of warrants exercisable for the number of shares of our common stock ("CareFirst Warrant Shares") determined in accordance with the terms of the Investment Agreement unless (i) CareFirst elected to receive a cash payment in accordance with the terms of the Investment Agreement or (ii) there was a change of control. The aggregate number of CareFirst Warrant Shares in any single 12-month period beginning on October 1, 2013 could not exceed 400,000, and the aggregate number of CareFirst Warrant Shares issuable pursuant to the Investment Agreement could not exceed 1,600,000. As of June 30, 2016, we had issued CareFirst Warrant Shares totaling 630,586 at a weighted average exercise price of $15.61, 39,903 of which were issued in 2016. These CareFirst Warrants may have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.

Also on October 1, 2013, in connection with the execution of the Investment Agreement, we entered into a Registration Rights Agreement (the "Registration Rights Agreement") with CareFirst, pursuant to which we agreed to use commercially reasonable efforts to cause any registration statement covering an underwritten offering of our common stock for our own account or for the account of any holder of our common stock (other than a registration statement on Form S-4 or Form S-8 or any successor thereto) to include those registrable common shares that any holder of such registrable common shares has requested to be registered.

Effective July 31, 2016, in connection with the consummation of the sale of the TPHS business (as discussed in Note 14), the Investment Agreement was terminated, and all of the Commercial Agreements between the Company and CareFirst relating to the TPHS business were transferred to an entity that, effective at the Closing, became a wholly-owned subsidiary of Sharecare, Inc. ("Sharecare"), the buyer of the TPHS business.  As a result, CareFirst will no longer have the opportunity to earn Warrants in respect of the periods following the Closing.  The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement and remain in full force and effect according to their terms.

(8)	Commitments and Contingencies

Summary

We are subject to contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial statements.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Contractual Commitments

In January 2008, we entered into a 25-year strategic relationship agreement with Gallup, Inc. ("Gallup"), and in October 2012 we entered into a joint venture agreement with Gallup (the "Gallup Joint Venture") that required us to make payments over a 5-year period beginning January 2013. As of June 30, 2016, we had minimum remaining contractual cash obligations of $24.0 million related to these agreements. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these are part of the TPHS business that we sold effective July 31, 2016.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP Enterprise Services, LLC that contains minimum fee requirements.  Total payments over the remaining term, including an estimate for future contractual cost of living adjustments, must equal or exceed a minimum level of approximately $64.4 million; however, based on current required service and equipment level assumptions, we estimate that the remaining payments will be approximately $135.1 million.  The agreement allows us to terminate all or a portion of the services provided we pay certain termination fees, which could be material to the Company.

See Note 14 for updates to these existing contractual commitments upon the sale of the TPHS business.

(9)	Fair Value Measurements

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

Based on our estimate of fair value, we determined that the present value of our remaining contractual cash obligations in the Gallup Joint Venture exceeded the estimated fair value, resulting in the recognition of a liability associated with the forward option to acquire additional membership interest (the "Gallup Derivative"). The Gallup Derivative was recorded as a derivative liability at June 30, 2016, in accordance with FASB ASC Topic 815 and will be carried at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at June 30, 2016, and December 31, 2015:

(In $000s) June 30, 2016	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$200	$—	$200	$(157)	$43
Cash Convertible Notes Hedges	—	6,470	6,470	—	6,470
Liabilities:
Foreign currency exchange contracts	$180	$—	$180	$(157)	$23
Interest rate swap agreements	256	—	256	—	256
Cash Conversion Derivative	—	6,470	6,470	—	6,470
Gallup Derivative	—	4,823	4,823	—	4,823

(In $000s) December 31, 2015	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$284	$—	$284	$(26)	$258
Cash Convertible Notes Hedges	—	12,632	12,632	—	12,632
Liabilities:
Foreign currency exchange contracts	$48	$—	$48	$(26)	$22
Interest rate swap agreements	397	—	397	—	397
Cash Conversion Derivative	—	12,632	12,632	—	12,632
Gallup Derivative	—	6,339	6,339	—	6,339

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In $000s)	Balance at December 31, 2015	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at June 30, 2016
Cash Convertible Notes Hedges	$12,632	$—	$—	$(6,162)	$6,470
Cash Conversion Derivative	(12,632)	—	—	6,162	(6,470)
Gallup Derivative	(6,339)	—	1,516	—	(4,823)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss). The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative have been recorded as selling, general and administrative expenses, and the gain or loss on the Gallup Derivative has been recorded as a part of discontinued operations.

Fair Value of Other Financial Instruments

In addition to foreign currency exchange contracts, interest rate swap agreements, the Cash Convertible Notes Hedges, the Cash Conversion Derivative, and the Gallup Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2016 was as follows:

Cash and cash equivalents – The carrying amount of $4.6 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 7), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at June 30, 2016 are $69.5 million and $70.0 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at June 30, 2016, was $141.3 million, which is based on the last traded price of the Cash Convertible Notes on June 30, 2016, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at June 30, 2016, was $134.0 million, which is net of the debt discount discussed in Note 7.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At June 30, 2016, the carrying amount of the CareFirst Convertible Note of $20.0 million approximates fair value.

(10)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest, foreign currencies, the Cash Convertible Notes, and the fair value of the Gallup Derivative. We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.
Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 7), and we pay a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 7).  We maintain an interest rate swap agreement with a current notional amount of $50.0 million and a termination date of December 30, 2016. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of June 30, 2016, we expected to reclassify $0.1 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next twelve months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and six months ended June 30, 2016 and 2015:

(In $000s)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$31	$54	$123	$255
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(131)	$(96)	$(264)	$(194)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and six months ended June 30, 2016 and 2015, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges, Gallup Derivative and foreign currency options and/or forward contracts do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). Other than the Gallup Derivative described in Note 9, these derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative, the Cash Convertible Notes Hedges and the Gallup Derivative are reported in the consolidated statements of comprehensive income (loss) as follows:

(In $000s)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$1,441	(6,162)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain (loss)	$(1,441)	6,162	Selling, general and administrative expenses
Gallup Derivative:
Net loss	—	—	Loss from discontinued operations

Foreign Currency Exchange Contracts

We also enter into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts require current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. At June 30, 2016, we had forward contracts with notional amounts of $32.4 million to exchange foreign currencies, primarily the Australian dollar and Euro, that were entered into to hedge forecasted foreign net income (loss) and intercompany debt. We routinely monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

The estimated gross fair values of derivative instruments at June 30, 2016 and December 31, 2015, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	June 30, 2016				December 31, 2015
(In $000s)	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$200	$—	$—	$—	$284	$—	$—	$—
Other assets	—	—	6,470	—	—	—	12,632	—
Total assets	$200	$—	$6,470	$—	$284	$—	$12,632	$—
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$180	$—	$—	$3,409	$48	$—	$—	$3,323
Other long-term liabilities	—	—	6,470	1,414	—	—	12,632	3,016
Derivatives designated as hedging instruments:
Accrued liabilities	—	256	—	—	—	397	—	—
Other long-term liabilities	—	—	—	—	—	—	—	—
Total liabilities	$180	$256	$6,470	$4,823	$48	$397	$12,632	$6,339

See also Note 9 for more information on fair value measurements.

(11)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

(In 000s, except per share data)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Numerator:
Net income from continuining operations attributable to Healthways, Inc. - numerator for earnings per share	$19,962	$10,756	$39,168	$21,436
Net loss from discontinued operations attributable to Healthways, Inc. - numerator for loss per share	$(195,558)	$(10,336)	$(228,973)	$(23,929)

Denominator:
Shares used for basic income per share	36,172	35,734	36,140	35,664
Effect of dilutive securities outstanding:
Non-qualified stock options	235	770	177	913
Restricted stock units	586	372	524	406
Market stock units	231	—	202	—
CareFirst Warrants	3	5	—	19
Shares used for diluted income per share	37,227	36,881	37,043	$37,002

Earnings (loss) per share attributable to Healthways, Inc. - basic:
Continuing operations	$0.55	$0.30	$1.08	$0.60
Discontinued operations	$(5.41)	$(0.29)	$(6.34)	$(0.67)

Earnings (loss) per share attributable to Healthways, Inc. - diluted:
Continuing operations	$0.54	$0.29	$1.06	$0.58
Discontinued operations	$(5.25)	$(0.28)	$(6.18)	$(0.65)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	1,198	560	1,486	394
Restricted stock units	579	277	679	2
Warrants related to Cash Convertible Notes	7,707	7,707	7,707	7,707
CareFirst Convertible Note	892	892	892	892
CareFirst Warrants	472	198	591	114

(12)	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2016 and 2015:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(3,848)	$(4,087)
Other comprehensive loss before reclassifications, net of tax	(74)	566	492
Amounts reclassified from accumulated OCI, net of tax	159	—	159
Net increase in other comprehensive income (loss), net of tax	85	566	651
Accumulated OCI, net of tax, as of June 30, 2016	$(154)	$(3,282)	$(3,436)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive income (loss) before reclassifications, net of tax	(133)	(1,245)	(1,378)
Amounts reclassified from accumulated OCI, net of tax	117	—	117
Net increase (decrease) in other comprehensive income (loss), net of tax	(16)	(1,245)	(1,261)
Accumulated OCI, net of tax, as of June 30, 2015	$(358)	$(2,951)	$(3,309)

The following table provides details about reclassifications out of accumulated OCI for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Statement of Comprehensive
(In $000s)	2016	2015	Loss Classification
Interest rate swaps	$264	$194	Interest expense
	(105)	(77)	Income tax benefit
	$159	$117	Net of tax

See Note 10 for further discussion of our interest rate swaps.

(13)	Restructuring and Related Charges

In the third quarter of 2015, we began developing our reorganization and cost rationalization plan (the "2015 Restructuring Plan") that the Company committed to in October 2015, which was intended to improve efficiency and deliver greater value to our customers and stakeholders. Completion of the 2015 Restructuring Plan occurred with the completion of the sale of the TPHS business. We incurred a total of approximately $24 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which resulted in cash expenditures.

The following table shows the costs incurred for the six months ended June 30, 2016 directly related to our 2015 Restructuring Plan and other restructuring costs:

(In $000s)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Accrued restructuring and related charges liability as of January 1, 2016	$7,093	$2,900	$9,993
2015 Restructuring Plan charges	4,721	3,744	8,465
Cash payments	(4,686)	(4,551)	(9,237)
Non-cash charges (2)	(9)	—	(9)
Accrued restructuring and related charges liability as of June 30, 2016	$7,119	$2,093	$9,212

(1) Consulting and other costs primarily consist of third-party consulting charges incurred in connection with the 2015 Restructuring Plan. Consulting and other costs also include approximately $0.2 million of lease termination payments.

(2) Non-cash charges consist of share-based compensation costs.

(14)	Subsequent Events

On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Sharecare and Healthways SC, LLC ("Healthways SC"), a newly formed Delaware limited liability company and wholly owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business effective as of July 31, 2016.

Upon the completion of the transactions contemplated by the Purchase Agreement (the "Closing"), Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million, which will be convertible into shares of common stock of Sharecare 24 months after the Closing, at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare. Additionally, pursuant to the Purchase Agreement, we paid Sharecare $25.0 million in cash, withdrawn from our revolver, at the Closing to fund projected losses of the TPHS business during the year following the Closing (the "Transition Year"), and we will also be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with the acquisition of additional membership interest in the joint venture between the Company and Gallup (which obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments beginning in the third quarter of the 2016 calendar year and ending in the third quarter of the 2017 calendar year). The Purchase Agreement provides for post-closing adjustments based on (i) net working capital (which may result in a cash payment by the Company to Sharecare in the event of a net working capital deficit, or an increase in the face amount of the ACER in the event of a net working capital surplus), (ii) negative cash flows of the TPHS business during the Transition Year in excess of $25.0 million (which may result in a reduction in the face amount of the ACER up to a maximum reduction of $20.0 million), and (iii) any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments). We expect to incur between $35 million and $45 million in additional charges related to discontinued operations, which includes the $25.0 million payment to Sharecare that we made at the closing of the transaction contemplated by the Purchase Agreement in accordance with its terms.

The terms of the Purchase Agreement also impact other existing contractual commitments.  The minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC will be eliminated; however, based upon current required service level assumptions we expect annual service fees of approximately $2.5 million.

Following the closing, Mr. Alfred Lumsdaine, the Company's Executive Vice President, Chief Financial and Administrative Officer, accepted employment with Sharecare, and in connection with such transition, his Amended and Restated Employment Agreement with the Company, dated November 30, 2012, has terminated effective July 31, 2016. Mr. Lumsdaine will remain employed by the Company until September 30, 2016, pursuant to the terms of a separation and general release agreement.

On August 4, 2016, we entered into the Eighth Amendment to the Fifth Amended Credit Agreement.  The Eighth Amendment (1) extends the expiration date of the Company's revolving credit facility and the maturity date of the Company's term loan facility under the Fifth Amended Credit Agreement from June 8, 2017 to June 8, 2018 (the "Extended Maturity Date") and (2) amends the definition of "Consolidated EBITDA" to include an add-back for certain non-cash gains and to take into account certain financial consequences of the sale by the Company of its TPHS business to Sharecare, Inc. pursuant to terms of the Purchase Agreement.  The Eighth Amendment contemplated that some lenders might not agree to the Extended Maturity Date and preserved June 8, 2017 as the non-extended maturity date (the "Non-Extended Maturity Date") for such lenders.  Lenders holding $45.3 million of the revolving commitments and $25.4 million of outstanding term loans did not consent to the Extended Maturity Date.  On the Non-Extended Maturity Date, the revolving commitments of non-consenting revolving lenders will terminate and any outstanding term loans and revolving loans owed to non-consenting lenders must be paid in full.  The outstanding revolving loans under the revolving credit facility held by consenting lenders must be paid in full on June 8, 2018.

Effective July 31, 2016, in connection with the Closing, the Company and CareFirst agreed to terminate the Investment Agreement (discussed in Note 7).  In connection with the Closing, all of the Commercial Agreements between the Company and CareFirst relating to the TPHS business were transferred to Healthways SC that, effective at the Closing, became a wholly-owned subsidiary of Sharecare.  As a result, CareFirst will no longer have the opportunity to earn Warrants in respect of the periods following the Closing.  The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement and remain in full force and effect according to their terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On July 27, 2016, Healthways, Inc. announced the completion of its strategic assessment that began in October 2015, culminating in the sale of its total population health services ("TPHS") business pursuant to the Membership Interest Purchase Agreement (the "Purchase Agreement"), dated July 27, 2016, by and among the Company, Sharecare, Inc., a Delaware corporation ("Sharecare"), and Healthways SC, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of the Company ("Healthways SC"). The businesses sold include our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), as well as our joint venture with Gallup and international operations. The sale closed effective as of July 31, 2016. Additionally, in June 2016, we sold the assets of MeYou Health, LLC. Prior to these transactions, the Company was a provider of both network delivered solutions and TPHS which were collectively designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. The divested asset group was classified as held for sale as of June 30, 2016.  Our results from continuing operations do not include the results of the TPHS business for all periods disclosed in this report as the businesses have been reported as discontinued operations.

A comprehensive strategic assessment was initiated shortly after beginning a structural reorganization and cost rationalization program in October 2015 (the "2015 Restructuring Plan"). The focus of this strategic assessment was to examine alternatives to return the Company to profitability and provide a platform for growth. Through our analysis, we determined to focus exclusively on our growing and profitable Network Solutions business. For the TPHS business, the continuing investment and the expected timeframe required to achieve acceptable returns were not aligned with our criteria for continuing to operate the business within the Company.

By the end of 2016, the Company intends to evaluate its corporate support infrastructure in order to appropriately support the new organization.

Our retained Network Solutions business contains, among others, three large programs including the SilverSneakers® senior fitness program, the Prime Fitness program and the Physical Medicine access program. The SilverSneakers® senior fitness program is offered to members of Medicare Advantage, Medicare Supplement and Group Retiree plans. Our fitness networks encompass approximately 16,000 U.S. fitness center locations and more than 1,000 alternative locations providing classes only. We utilize the national network of fitness centers to also offer the Prime Fitness program through commercial health plans, employers and insurance exchanges. We also offer a Physical Medicine network of over 88,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture and more.

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon management's current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to estimate the costs associated with, and to implement and realize the anticipated benefits of, the sale of the TPHS business;
•	the effectiveness of management's strategies and decisions, including the decision to sell the TPHS business, in focusing exclusively on the retained Network Solutions business;
•	the effectiveness of the ongoing strategic review of Network Solutions;
•	the risks associated with recent changes to our senior management team;
•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

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

•	our ability to anticipate, change and respond to emerging trends for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our other filings with the Securities and Exchange Commission.

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

Predominantly in our TPHS business, which we sold to Sharecare effective as of July 31, 2016, a number of the contracts place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements or obtaining customer agreement ("performance-based").  Approximately 4% of revenues recorded during the six months ended June 30, 2016 were performance-based, and 1% of revenues were subject to final reconciliation as of June 30, 2016.
Business Strategy
Since October 2015, we have been engaged in a comprehensive review of the Healthways organization: our business structure, costs, product offerings and delivery.  As a result of the assessment, effective as of July 31, 2016, we sold our TPHS business to Sharecare, a digital health company helping people manage all their healthcare in one place. The businesses sold include our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), our joint venture with Gallup and international operations.

The ongoing business strategy of our retained Network Solutions Business will be focused on the needs of our health plan customers to meet the needs of their members as well as to provide a valuable service to improve the health and well-being of the consumers served by our networks and other products.

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

Our fees are generally billed on a PMPM basis or upon member participation, such as the Healthways® SilverSneakers® fitness solution.  For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. PMPM rates are established during contract negotiations with customers, often based on the value we expect our programs to create and a sharing of that value between the customer and the Company.  Some of our contracts are performance-based and place a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements.  Approximately 4% of revenues recorded during the six months ended June 30, 2016 were performance-based, and 1% of revenues were subject to final reconciliation as of June 30, 2016 predominantly in our TPHS business.

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

During the settlement process under a contract, which generally occurs six to eight months after the end of a contract year, we settle any performance-based fees and reconcile healthcare claims and clinical data.  As of June 30, 2016, cumulative performance-based revenues that have not yet been settled with our customers but that have been recognized in the current and prior years totaled approximately $30.7 million, all of which were based on actual data.  Data reconciliation differences, for which we provide contractual allowances until we reach agreement with respect to identified issues, can arise between the customer and us due to customer data deficiencies, omissions, and/or data discrepancies.

Performance-related adjustments (including any amounts recorded as revenue that were ultimately refunded), changes in estimates, or data reconciliation differences may cause us to recognize or reverse revenue in a current year that pertains to services provided during a prior year.  During the six months ended June 30, 2016 and 2015, we recognized a net increase in revenue of $4.5 million and $4.0 million related to services provided prior to each respective year.

We are currently evaluating the impact that the adoption of ASU No. 2014-09, (as discussed above) will have on our revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures, and control framework.

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

Future events could cause us to conclude that impairment indicators exist and that goodwill and/or other intangible assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  We sold our TPHS business in July 2016.  We plan to update our assessment of reporting units in the third quarter to consider the implication of the sale of this business. We do not expect any material change to our goodwill balance as a result of the sale of TPHS.

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

 Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 expressed as a percentage of revenues for continuing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.1%	68.2%	71.8%	69.9%
Selling, general and administrative expenses	8.1%	10.9%	7.8%	8.9%
Depreciation and amortization	1.5%	1.6%	1.5%	1.7%
Restructuring charges	—%	—%	—%	—%
Operating income	19.3%	19.3%	18.9%	19.5%

Interest expense	3.3%	3.7%	3.3%	3.7%

Income (loss) before income taxes	16.0%	15.6%	15.6%	15.8%
Income tax expense	—%	6.1%	—%	6.2%

Net income (loss) from continuing operations	16.0%	9.5%	15.6%	9.5%
Losses from discontinued operations, net of income tax benefit	(156.4)%	(9.4)%	(91.1)%	(10.8)%
Net income (loss) (1)	(140.4)%	0.1%	(75.4)%	(1.2)%
Net income (loss) attributable to non-controlling interest	0.1%	(0.3)%	0.2%	(0.1)%
Net income (loss) attributable to Healthways, Inc. (1)	(140.5)%	0.4%	(75.6)%	(1.1)%

(1) Figures may not add due to rounding.

Revenues

Revenues from continuing operations increased $11.6 million, or 10.2%, and $25.9 million, or 11.5%, respectively, for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to the following:

•	an increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage resulting in growth in our customers' membership; and
•	an increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased to 71.1% and 71.8% for the three and six months ended June 30, 2016, respectively, compared to 68.2% and 69.9% for the three and six months ended June 30, 2015. The increase is primarily due to:

•	an increase in the level of short-term incentive compensation expense based on the Company's projected financial performance against established targets;
•	an increase in the average participation per member, and corresponding costs of participation, under certain contracts in which our compensation is fixed per member;
•	increased product strategy consulting expenses incurred in connection with our strategic review during the six months ended June 30, 2016; and
•	increased salary and benefit costs attributable to strengthening the management team in connection with the structural reorganization in the second half of 2015 and the first half of 2016.
Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased to 8.1% and 7.8%, respectively, for the three and six months ended June 30, 2016, compared to 10.9% and 8.9%, respectively, for the three and six months ended June 30, 2015. This decrease is primarily due to:
•	expenses incurred in 2015 associated with the termination in May 2015 of our former president and chief executive officer; and
•	legal fees incurred during the first quarter of 2015 related to a contractual dispute.
These decreases were partially offset by an increase in the level of incentive compensation expense (as described above) and increased consulting expenses incurred in connection with our strategic review during the six months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense for continuing operations remained relatively consistent for the three and six months ended June 30, 2016 compared to the same periods in 2015.

Restructuring and Related Charges

In connection with the 2015 Restructuring Plan, we incurred charges for the three and six months ended June 30, 2016 which primarily consisted of termination benefits and third-party consulting charges incurred in connection with the 2015 Restructuring Plan. The 2015 Restructuring Plan concluded upon the announcement of completion of the strategic review as discussed under "Overview" above.

Interest Expense

Interest expense remained relatively consistent for the three and six months ended June 30, 2016 compared to the same periods in 2015.

Income Tax Expense

For the three months ended June 30, 2016, we had an effective income tax rate of 0.0%, compared to an effective income tax rate of 39.2% for the three months ended June 30, 2015.  For the six months ended June 30, 2016, we had an effective tax income tax rate 0.0%, compared to an effective income tax rate of 39.6% for the six months ended June 30, 2015.  The change in the effective rates was primarily due to the utilization of deferred tax assets subject to a valuation allowance in the 2016 periods.

During the six months ended June 30, 2016, an increase of $79.3 million was recorded to the valuation allowance on certain deferred tax assets in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions.

Loss from Discontinued Operations

The loss from discontinued operations is primarily the result of the write down of the assets held for sale of the TPHS disposal group to estimated fair value, determined by taking into account the purchase price from the sale of the TPHS business in July 2016. The loss recorded includes the write down of $158.4 million recognized for the three and six months ended June 30, 2016 as well as the loss on the sale of the assets of MeYou Health, LLC. We expect to incur between $35 million and $45 million in additional charges related to discontinued operations, which includes the $25 million payment to Sharecare that we made at the closing of the transaction contemplated by the Purchase Agreement in accordance with its terms (see Note 14 to the consolidated financial statements).

Liquidity and Capital Resources

Cash Provided by Operating Activities

Operating activities for the six months ended June 30, 2016, provided cash of $31.7 million, compared to $29.0 million for the six months ended June 30, 2015. The increase in cash provided by operating activities was primarily due to the following:

●	a decrease in days sales outstanding in accounts receivable from 52 days at June 30, 2015 to 44 days at June 30, 2016; and
●	two legal settlement payments totaling $12.8 million during the six months ended June 30, 2015, both of which were reflected in the Company's results of operations for 2014.

Cash Used in Investing Activities

Investing activities during the six months ended June 30, 2016, used $6.6 million in cash which primarily consisted of capital expenditures, most of which were associated with our TPHS Embrace platform.

Cash Used in Financing Activities

Financing activities during the six months ended June 30, 2016, used cash of $20.3 million primarily due to the change in our cash overdraft position as well as net payments under the Fifth Amended Credit Agreement.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 7 and Note 14 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at June 30, 2016 of (1) a maximum total funded debt to EBITDA of 3.75 and (2) a minimum total fixed charge coverage of 1.50. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of June 30, 2016.

As of June 30, 2016 the Company has a working capital deficit of $62.9 million.   As of June 30, 2016 the Company has outstanding aggregate borrowings under its term loan of $39.9 million due by June 30, 2017.  The Company has made borrowings subsequent to June 30, 2016 of $59.4 million under its revolver to fund a portion of the $25 million payment due Sharecare in connection with the sale of TPHS (see Note 14 to the consolidated financial statements) and for other general corporate purposes.  As of August 5, 2016, the Company has cash of $19.6 million and based upon the pro-forma calculations of compliance with the restrictive covenants under our credit agreement we anticipate the ability to borrow under the revolving credit facility up to a maximum of $125.0 million through June 8, 2017 and up to a maximum of $79.7 million for the period beginning on June 9, 2017 and ending on June 8, 2018. The Company believes its cash on hand, cash flows from operations and available borrowings are sufficient to fund its operations, debt payments, capital expenditures, and any amounts due Sharecare for the next twelve months and the foreseeable future.

Cash Convertible Senior Notes

For a detailed description of the Cash Convertible Notes, Cash Convertible Notes Hedges, Cash Conversion Derivative, and Warrants entered into in July 2013, refer to Note 7 of the Notes to Consolidated Financial Statements in this report. Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

CareFirst Convertible Note

For a description of the CareFirst Convertible Note and CareFirst Warrants, refer to Note 7 and Note 14 of the Notes to Consolidated Financial Statements in this report.

General

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Fifth Amended Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations and debt payments for at least the next 12 months.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

Recent Relevant Accounting Standards

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

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $3.0 million and $4.1 million as of June 30, 2016 and December 31, 2015, respectively.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in ASU 2015-17 require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. This ASU was adopted in the first quarter of 2016 and presented prospectively.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.3 million for the six months ended June 30, 2016.

As a result of our investment in international initiatives, we are also exposed to foreign currency exchange rate risks. Because a significant portion of these risks is economically hedged with currency options and forwards contracts and because our international initiatives are not yet material to our consolidated results of operations, a 10% change in foreign currency exchange rates would not have had a material impact on our consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2016.  We do not execute transactions or hold derivative financial instruments for trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2016.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

Summary

We are subject to contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial statements.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 1A.	Risk Factors

Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015, for information concerning risk factors.

Restated Risk Factors

In connection with the sale of the TPHS business, the following risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 have changed and are restated in their entirety as follows:

We currently derive a significant percentage of our revenues from two customers.

For the six months ended June 30, 2016, Humana and United Healthcare each comprised more than 10%, and together comprised approximately 36%  of our revenues from continuing operations. Our primary contract with Humana was renewed in 2015 and continues through 2020. The term of our contract with United Healthcare continues through 2017. The loss or restructuring of a contract with Humana, United Healthcare or our other significant customers could have a material adverse effect on our business and results of operations.

Government regulators may interpret current regulations or adopt new legislation governing our operations in a manner that subjects us to penalties or negatively impacts our ability to provide services.
A substantial majority of our business involves providing services to Medicare Advantage beneficiaries. As a result, we are subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse. Medicare fraud and abuse laws and regulations are broadly written and are subject to varying interpretations. Further, our contracts with Medicare Advantage plans require us to comply with a number of regulatory provisions and permit such customers to perform compliance audits. If we are found to have violated fraud and abuse laws, to have caused any of our customers to submit false claims or make false statements, or to have failed to comply with our contractual compliance obligations, we could be required to restructure our operations, be subject to contractual penalties, including termination of our customer agreements, and be subject to significant civil and criminal penalties. For example, the Bipartisan Budget Act of 2015 requires civil monetary penalties, including penalties for some of the Medicare fraud and abuse laws and the federal False Claims Act, to increase by up to 150% by August 2016 and to increase annually thereafter. As a result, effective August 1, 2016, penalties for False Claims Act violations doubled for violations occurring on or after November 2, 2015.
In addition, certain of our services, including health utilization management and certain claims payment functions, require licensure and may be regulated by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements. Failure to obtain and maintain any required licenses or failure to comply with other laws and regulations applicable to our business could have a material negative impact on our operations.

New Risk Factor

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 have expanded to include the following additional risk factor:

Reductions in Medicare Advantage health plan reimbursement rates may negatively impact our business and results of operations.

A significant portion of our revenue is indirectly derived from the monthly premium payments paid by CMS to health plans, who are our customers, for services provided to Medicare Advantage beneficiaries.  As a result, our results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage affecting the services that we provide, could have a material adverse effect on our customers, and as a result, on our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Investment Agreement with CareFirst (as described under "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – CareFirst Convertible Note"), CareFirst had an opportunity to earn warrants based on achievement of Revenue Thresholds for Quarterly Revenue.  On April 8, 2016, and June 13, 2016, we issued to CareFirst warrants to purchase 22,895 shares and 17,008 shares, respectively, of our common stock at an exercise price of $11.94 and $12.97 per share, respectively, in accordance with the terms of the Investment Agreement. The issuance of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

2.1
Membership Interest Purchase Agreement, dated as of July 27, 2016, by and among Sharecare, Inc., Healthways SC, LLC and
Healthways, Inc.*  [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 2, 2016, File No. 000-19364]

10.1	Form of Director Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2016, File No. 000-19364]

10.2
Eighth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement  [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 4, 2016, File No. 000-19364]

10.3	Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	August 9, 2016	By	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Chief Financial Officer
(Principal Financial Officer)