Form 10-Q
period 2016-09-30
HEALTHWAYS, INC
filed 2016-11-08
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 31, 2016, there were outstanding 38,683,375 shares of the registrant's common stock, par value $.001 per share ("common stock").

Healthways, Inc.
Form 10-Q

Part I

Item 1.	Financial Statements

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$727	$233
Accounts receivable, net	56,718	50,608
Prepaid expenses	3,410	7,662
Other current assets	1,028	2,508
Income taxes receivable	175	257
Deferred tax asset	—	7,717
Current assets held for sale within discontinued operations	—	65,802
Total current assets	62,058	134,787

Property and equipment:
Leasehold improvements	12,478	27,674
Computer equipment and related software	23,844	33,496
Furniture and office equipment	11,217	13,512
Capital projects in process	418	1,089
	47,957	75,771
Less: accumulated depreciation	(39,636)	(53,753)
	8,321	22,018

Other assets	6,700	509
Cash convertible notes hedges	73,869	12,632
Intangible assets, net	29,136	29,526
Long-term deferred tax asset	69,785	—
Goodwill, net	334,680	336,974
Long-term assets held for sale within discontinued operations	—	176,478

Total assets	$584,549	$712,924

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2016	December 31, 2015
Current liabilities:
Accounts payable	$25,181	$21,184
Accrued salaries and benefits	15,520	7,240
Accrued liabilities	36,165	28,384
Deferred revenue	182	125
Contract billings in excess of earned revenue	587	101
Current portion of long-term debt	52,654	23,308
Current portion of long-term liabilities	8,209	6,204
Current liabilities held for sale within discontinued operations	—	75,644
Total current liabilities	138,498	162,190

Long-term debt	197,774	208,289
Long-term deferred tax liability	—	23,617
Cash conversion derivative	73,869	12,632
Other long-term liabilities	11,836	25,606

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 37,749,070 and 36,079,446 shares outstanding, respectively	37	36
Additional paid-in capital	320,079	302,488
(Accumulated deficit) retained earnings	(126,352)	9,659
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(3,135)	(4,087)
Total Healthways, Inc. stockholders' equity	162,447	279,914
Non-controlling interest	125	676
Total stockholders' equity	162,572	280,590

Total liabilities and stockholders' equity	$584,549	$712,924

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$125,049	$113,536	$376,065	$338,610
Cost of services (exclusive of depreciation and amortization of $1,334, $1,504, $4,548, and $4,404, respectively, included below)	89,153	78,954	269,411	236,361
Selling, general & administrative expenses	10,406	6,419	29,924	26,512
Depreciation and amortization	1,603	1,866	5,352	5,595
Restructuring and related charges	1,129	—	1,170	—

Operating income	22,758	26,297	70,208	70,142
Interest expense	4,833	4,914	13,115	13,286

Income before income taxes	17,925	21,383	57,093	56,856
Income tax expense	13,126	8,423	13,126	22,460

Net income from continuing operations	4,799	12,960	43,967	34,396
Income (loss) from discontinued operations, net of income tax expense (benefit)	49,075	(22,103)	(179,482)	(46,336)
Net income (loss)	53,874	(9,143)	(135,515)	(11,940)
Less: net income (loss) attributable to non-controlling interest	80	(117)	496	(420)
Net income (loss) attributable to Healthways, Inc.	$53,794	$(9,026)	$(136,011)	$(11,520)

Earnings (loss) per share attributable to Healthways, Inc. - basic:
Continuing operations	$0.13	$0.36	$1.21	$0.96
Discontinued operations	$1.32	$(0.61)	$(4.94)	$(1.28)

Earnings (loss) per share attributable to Healthways, Inc. - diluted:
Continuing operations	$0.12	$0.35	$1.17	$0.93
Discontinued operations	$1.28	$(0.60)	$(4.80)	$(1.25)

Comprehensive income (loss)	$54,096	$(10,442)	$(134,411)	$(14,494)
Less: comprehensive income (loss) attributable to non-controlling interest	1	(284)	648	(582)
Comprehensive (loss) income attributable to Healthways, Inc.	$54,095	$(10,158)	$(135,059)	$(13,912)

Weighted average common shares
and equivalents:
Basic	37,037	35,939	36,441	35,756
Diluted	38,421	36,514	37,505	36,853

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling interest	Total
Balance, December 31, 2015	$—	$36	$302,488	$9,659	$(28,182)	$(4,087)	$676	$280,590

Net loss attributable to Healthways, Inc.	—	—	—	(136,011)	—	—	—	(136,011)

Net income attributable to non-controlling interest	—	—	—	—	—	—	496	496

Other comprehensive income (loss), net of tax:

Net change in fair value of interest rate swaps, net of income tax benefit of $111	—	—	—	—	—	170	—	170

Foreign currency translation adjustment	—	—	—	—	—	782	152	934

Total other comprehensive income	—	—	—	—	—	952	152	1,104

Total comprehensive income (loss)	—	—	—	(136,011)	—	952	648	(134,411)

Exercise of stock options	—	1	8,746	—	—	—	—	8,747

Tax effect of stock options and restricted stock units	—	—	(6,714)	—	—	—	—	(6,714)

Share-based employee compensation expense	—	—	15,367	—	—	—	—	15,367

Issuance of CareFirst Warrants	—	—	192	—	—	—	—	192

Settlement of noncontrolling interest	—	—	—	—	—	—	(1,199)	(1,199)

Balance, September 30, 2016	$—	$37	$320,079	$(126,352)	$(28,182)	$(3,135)	$125	$162,572

See accompanying notes to the consolidated financial statements.

HEALTHWAYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$43,967	$34,396
Net loss from discontinued operations	(179,482)	(46,336)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of business acquisitions:
Depreciation and amortization	30,319	37,099
Amortization of deferred loan costs	1,645	1,481
Amortization of debt discount	5,618	5,308
Share-based employee compensation expense	15,367	7,539
Loss on sale of MeYou Health	4,826	—
Loss on sale of TPHS business	190,946	—
Equity in (income) loss from joint ventures	(271)	20,443
Deferred income taxes	(89,013)	(8,046)
Decrease in accounts receivable, net	1,837	1,828
Decrease in other current assets	5,548	558
(Decrease) increase in accounts payable	(3,698)	1,281
Decrease in accrued salaries and benefits	(10,419)	(6,518)
Increase (decrease) in other current liabilities	1,568	(7,216)
Other	(5,642)	(2,990)
Net cash flows provided by operating activities	13,116	38,827

Cash flows from investing activities:
Acquisition of property and equipment	(12,860)	(26,390)
Investment in joint venture	(1,298)	(6,075)
Proceeds from sale of MeYou Health	5,156	—
Payments related to sale of TPHS business	(27,469)	—
Other	(787)	(851)
Net cash flows used in investing activities	(37,258)	(33,316)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	396,491	461,456
Payments of long-term debt	(385,188)	(468,334)
Exercise of stock options	8,747	2,464
Deferred loan costs	(424)	—
Proceeds from non-controlling interest	—	1,615
Repurchase of common stock	—	(1,833)
Change in cash overdraft and other	2,556	1,005
Net cash flows provided by (used in) financing activities	22,182	(3,627)

Effect of exchange rate changes on cash	817	(1,884)

Less: net decrease in discontinued operations cash and cash equivalents	(1,637)	(7)

Net increase in cash and cash equivalents	494	7

Cash and cash equivalents, beginning of period	233	516

Cash and cash equivalents, end of period	$727	$523

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

Our results from continuing operations do not include the results of the total population health services ("TPHS") business, which we sold on July 31, 2016. The TPHS business included our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), the results of our joint venture with Gallup, Inc. ("Gallup") (see Note 8), our Navvis business, our MeYouHealth business and international operations, including our joint venture with SulAmerica. We sold the TPHS business, excluding Navvis and MeYouHealth, which had been previously sold separately to other buyers (see Notes 3 and 4). Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the condensed consolidated financial statements.

On March 11, 2015, we formed a joint venture with SulAmérica, one of the largest independent insurers in Brazil, to sell total population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture, Healthways Brasil Servicos de Consultoria LTDA ("Healthways Brazil"). We determined that our interest in Healthways Brazil represented a controlling financial interest and, therefore, prior to selling the TPHS business, consolidated the financial statements of Healthways Brazil and presented a noncontrolling interest for the portion owned by SulAmérica. The net assets and results of operations of Healthways Brazil are included within discontinued operations in the accompanying consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We do not anticipate that adopting this standard will have an impact on the financial statements and are currently evaluating the potential impact to our footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $2.9 million and $4.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows" (Topic 230) ("ASU 2016-15").  ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-15.

(3)	Discontinued Operations

On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Sharecare, Inc. ("Sharecare"), and Healthways SC, LLC ("Healthways SC"), a newly formed Delaware limited liability company and wholly owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business, which closed July 31, 2016 ("Closing").

Upon the completion of the transactions contemplated by the Purchase Agreement (the "Closing"), Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million, which will be convertible into shares of common stock of Sharecare 24 months after the Closing, at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.  Additionally, pursuant to the Purchase Agreement, we paid Sharecare $25.0 million in cash at the Closing to fund projected losses of the TPHS business during the year following the Closing (the "Transition Year"). Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the joint venture with Gallup was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the joint venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments beginning in the fourth quarter of the 2016 calendar year and ending in the fourth quarter of the 2017 calendar year.

 The Purchase Agreement provided for post-closing adjustments based on (i) net working capital (which may result in a cash payment by the Company to Sharecare in the event of a net working capital deficit, or an increase in the face amount of the ACER in the event of a net working capital surplus), (ii) negative cash flows of the TPHS business during the Transition Year in excess of $25.0 million (which may result in a reduction in the face amount of the ACER up to a maximum reduction of $20.0 million), and (iii) any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments).

We recorded the ACER net of the $20.0 million face value maximum negative cash flow adjustment, or $10.0 million face value, at its estimated fair value of $2.7 million as of Closing.  We have classified this amount as an equity receivable included in other assets.  We will record the $20.0 million face value contingent portion of the ACER at its estimated fair value as of the date the contingency is resolved, expected to be approximately 12 months from Closing. As of September 30, 2016, we recorded an estimate of the net working capital adjustment (a surplus), which increased the estimated fair value of the ACER to $6.0 million.  The working capital adjustment is subject to the review process defined in the Purchase Agreement.

The terms of the Purchase Agreement also impacted other existing contractual commitments, including the elimination of the minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC.

Effective July 31, 2016, in connection with the Closing, the Company and CareFirst Holdings, LLC ("CareFirst"), agreed to terminate the Investment Agreement (discussed in Note 7).  In connection with the Closing, all of the Commercial Agreements (defined in Note 7) between the Company and CareFirst relating to the TPHS business were transferred to Healthways SC that, effective at the Closing, became a wholly-owned subsidiary of Sharecare.  As a result, CareFirst will no longer have the opportunity to earn CareFirst Warrants in respect of the periods following the Closing.  The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the disposition of the TPHS business:

(in thousands)	December 31, 2015
Cash and cash equivalents	$1,637
Accounts receivable, net	57,587
Prepaid expenses	2,545
Other current assets	2,722
Income taxes receivable	819
Deferred tax asset	492
Property and equipment	133,982
Long-term deferred tax asset	—
Other assets	10,705
Intangible assets, net	31,791

Total assets	$242,280

Accounts payable	$19,851
Accrued salaries and benefits	14,380
Accrued liabilities	21,690
Deferred revenue	6,931
Contract billings in excess of earned revenue	12,792

Total liabilities	$75,644

The following table presents financial results of the TPHS business included in "income (loss) from discontinued operations" for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Revenues	$23,146	$82,846	$151,897	$245,707
Cost of services	28,971	80,099	172,968	242,786
Selling, general & administrative expenses	5,954	7,567	18,069	25,331
Depreciation and amortization	3,392	10,372	24,967	31,504
Restructuring and related charges	264	1,752	8,688	1,752
Equity in income (loss) from joint ventures	(32)	(19,602)	243	(20,443)
Pretax loss on discontinued operations	(15,467)	(36,546)	(72,552)	(76,109)
Pretax loss on sale of MeYou Health business	—	—	(4,826)	—
Pretax loss on sale of TPHS business	(42,209)	—	(200,564)	—
Total pretax loss on discontinued operations	(57,676)	(36,546)	(277,942)	(76,109)
Income tax expense (benefit)	(106,751)	(14,443)	(98,460)	(29,773)
Income (loss) from discontinued operations, net of income tax expense (benefit)	$49,075	$(22,103)	$(179,482)	$(46,336)

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Depreciation and amortization on discontinued operations	$24,967	$31,504
Capital expenditures on discontinued operations	10,258	23,311
Share-based compensation on discontinued operations	10,165	2,039

(4)	Goodwill

The change in carrying amount of goodwill during the year ended December 31, 2015 and the nine months ended September 30, 2016 is shown below:

(in thousands)
Balance, December 31, 2014	338,800
Navvis sale	(1,826)
Balance, December 31, 2015	336,974
MeYou Health sale	(2,294)
Balance, September 30, 2016	$334,680

In November 2015, we sold Navvis Healthcare, LLC, a provider of healthcare consulting and advisory services, for $4.4 million in cash, which resulted in a gain of $1.9 million.

In June 2016, we sold the assets of MeYou Health, LLC, a wholly owned subsidiary of the Company that was engaged in the business of developing and delivering certain digital health applications, for $5.5 million in cash and additional contingent consideration up to $1.5 million, which resulted in a loss of $4.8 million. This loss is included in losses from discontinued operations in our consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016.

No goodwill was allocated to the disposal group in connection with the sale of the TPHS business.

As of September 30, 2016 and December 31, 2015, the gross amount of goodwill totaled $517.0 million and $519.3 million, respectively, and we had accumulated impairment losses of $182.4 million.

(5)	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, restricted stock and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We estimate share-based compensation expense based on the number of awards expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based stock units. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and nine months ended September 30, 2016, we recognized share-based compensation costs of $10.0 million and $15.4 million, respectively, of which $8.4 million and $10.2 million, respectively, are in discontinued operations and include the acceleration of vesting of all unvested stock options, market stock units and restricted stock units held by two former senior executives as of Closing who had accepted employment with Sharecare.  For the three and nine months ended September 30, 2015, we recognized share-based compensation costs of $1.7 million and $7.5 million, respectively.

A summary of our stock options as of September 30, 2016 and changes during the nine months then ended is presented below:

	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Options
Outstanding at January 1, 2016	2,122	$13.34
Granted	—	—
Exercised	(775)	11.45
Forfeited	(30)	13.93
Expired	(101)	21.30
Outstanding at September 30, 2016	1,216	13.88	5.01	$16,151
Exercisable at September 30, 2016	1,019	$13.96	4.72	$13,583

There were no stock options granted during the nine months ended September 30, 2016.

The following table shows a summary of our restricted stock and restricted stock units as of September 30, 2016, as well as activity during the nine months then ended:

	Restricted Stock and Restricted Stock Units
Nonvested Shares	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	1,618	$12.35
Granted	946	12.09
Vested	(798)	13.63
Forfeited	(502)	12.54
Nonvested at September 30, 2016	1,264	$13.11

Market stock units granted during the three months ended September 30, 2016 have a multi-year performance period ending in 2019 and vest three years from the grant date.

The following table shows a summary of our market stock units as of September 30, 2016, as well as activity during the nine months then ended:

	Market Stock Units
	Shares (000s)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	474	$6.53
Granted	328	10.67
Vested	(221)	10.38
Forfeited	(142)	5.81
Nonvested at September 30, 2016	439	$9.46

(6)	Income Taxes

For the three months ended September 30, 2016, we had an effective income tax rate from continuing operations of 73.2%, compared to an effective income tax rate of 39.4% for the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded an income tax benefit of $9.6 million related to a reversal of a domestic deferred tax asset valuation allowance initially recorded in the fourth quarter of 2015.  We believe that projected core earnings of the remaining Network Solutions business will be sufficient to utilize the net operating losses within the expiration period.  We recorded $15.6 million of incremental tax expense during the three months ended September 30, 2016 related to the first half of 2016, a period in which no income tax provision was recorded due to tax benefits on losses generated by discontinued operations.

For the nine months ended September 30, 2016, we had an effective tax income tax rate from continuing operations of 23.0%, compared to an effective income tax rate of 39.5% for the nine months ended September 30, 2015, primarily due to an income tax benefit of $9.6 million recognized during the nine months ended September 30, 2016 related to the reversal of a domestic deferred tax asset valuation allowance initially recorded in the fourth quarter of 2015.

At September 30, 2016, we also made the determination to release substantially all of the valuation allowance on deferred tax assets generated from net operating losses incurred by the TPHS business for the period from January 1, 2016 through Closing. We retained a valuation allowance of approximately $10.0 million on deferred tax assets related to capital losses incurred in the sale of the TPHS business as well as on deferred tax assets in certain foreign jurisdictions.

During the nine months ended September 30, 2016, we recorded an increase of $1.1 million to the valuation allowance on certain deferred tax assets in the U.S. Federal and state jurisdictions, as well as in certain foreign jurisdictions. At September 30, 2016, we had approximately $191.7 million of federal loss carryforwards and approximately $209.3 million of state loss carryforwards.

We file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. Tax years remaining subject to examination in these major jurisdictions include 2013 to present.

(7)	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consisted of the following at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Cash Convertible Notes, net of unamortized discount	$135,912	$130,296
CareFirst Convertible Note	20,000	20,000
Fifth Amended Credit Agreement:
Term Loan	65,000	80,000
Revolver	30,700	—
Capital lease obligations and other	1,667	5,374
	253,279	235,670
Less: deferred loan costs	(2,851)	(4,073)
	250,428	231,597
Less: current portion	(52,654)	(23,308)
	$197,774	$208,289

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  As amended in August 2016 and further described below, the Fifth Amended Credit Agreement provides us with a $125 million revolving credit facility that includes a swingline sub facility of $20 million and a $75 million sub facility for letters of credit.  The Fifth Amended Credit Agreement also provides a $200 million term loan facility, $65 million of which remained outstanding at September 30, 2016, and an uncommitted incremental accordion facility of $100 million.

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

 On August 4, 2016, we entered into the Eighth Amendment to the Fifth Amended Credit Agreement (the "Eighth Amendment").  The Eighth Amendment (1) extends the expiration date of the Company's revolving credit facility and the maturity date of the Company's term loan facility under the Fifth Amended Credit Agreement from June 8, 2017 to June 8, 2018 (the "Extended Maturity Date") and (2) amends the definition of "Consolidated EBITDA" to include an add-back for certain non-cash gains and losses and to take into account certain financial consequences of the sale by the Company of its TPHS business to Sharecare pursuant to the terms of the Purchase Agreement.  The Eighth Amendment contemplated that some lenders might not agree to the Extended Maturity Date and preserved June 8, 2017 as the non-extended maturity date (the "Non-Extended Maturity Date") for such lenders.  Lenders holding $45.3 million of the revolving commitments and $25.4 million of outstanding term loans did not consent to the Extended Maturity Date.  On the Non-Extended Maturity Date, the revolving commitments of non-consenting revolving lenders will terminate and any outstanding term loans and revolving loans owed to non-consenting lenders must be paid in full.  The outstanding revolving loans under the revolving credit facility held by consenting lenders must be paid in full on June 8, 2018.  We are required to repay term loans in quarterly principal installments aggregating 2.500% of the original aggregate principal amount of the term loans ($5.0 million) during each of the remaining quarters prior to maturity on June 8, 2018, at which time the entire unpaid principal balance of the term loans held by consenting lenders is due and payable.

The impact of the Eighth Amendment on the maturity of our debt is reflected in our balance sheet.  As of September 30, 2016, availability under the revolving credit facility totaled $86.6 million.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of September 30, 2016. Accordingly, we have classified the Cash Convertible Notes as long-term debt at September 30, 2016 and December 31, 2015. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

Although the Cash Convertible Notes are not currently convertible, the Cash Convertible Notes will become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the nine months ended September 30, 2016, we recorded $5.6 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at September 30, 2016 and December 31, 2015 was $135.9 million and $130.3 million, respectively, net of the unamortized discount of $14.1 million and $19.7 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under FASB ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of September 30, 2016.

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

The CareFirst Convertible Note is convertible into shares of our common stock at the conversion rate determined by dividing (a) the sum of the portion of the principal to be converted and accrued and unpaid interest with respect to such principal by (b) the conversion price equal to $22.41 per share of our common stock.  The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications and similar events. In October 2016, subsequent to the third quarter of 2016, CareFirst elected to convert the full amount of the CareFirst Convertible Note into 892,458 shares of our common stock with a conversion price equal to $22.41 per share.

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

Effective July 31, 2016, in connection with the consummation of the sale of the TPHS business (as discussed in Note 3), the Investment Agreement was terminated, and all of the Commercial Agreements between the Company and CareFirst relating to the TPHS business were transferred to an entity that, effective at the Closing, became a wholly-owned subsidiary of Sharecare, the buyer of the TPHS business.  As a result, CareFirst no longer has the opportunity to earn the CareFirst Warrants in respect of the periods following the Closing. The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement. As of July 31, 2016, we had issued 630,586 CareFirst Warrants at a weighted average exercise price of $15.61, 39,903 of which were issued in 2016. In September 2016, CareFirst exercised its right to convert 590,683 CareFirst Warrants for a total of 218,162 shares of our common stock in accordance with the terms of the Investment Agreement.

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

Contractual Commitments

In October 2012 we entered into a joint venture agreement with Gallup (the "Gallup Joint Venture") that required us to make payments over a five year period beginning January 2013. Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the Gallup Joint Venture was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the joint venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments beginning in the fourth quarter of the 2016 calendar year and ending in the fourth quarter of 2017. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these are a part of the sold TPHS business.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP that contained minimum fee requirements. As a result of the sale of TPHS, the minimum fee requirements under our technology services outsourcing agreement with HP were eliminated.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

In the third quarter of 2015, we observed factors causing a decline in future revenue projections as an indicator of an other than temporary impairment of the Gallup Joint Venture investment. Accordingly, we estimated the fair value of our investment using a discounted cash flow model. Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for the joint venture, the useful life over which cash flows will occur, and determination of the weighted average cost of capital.

Based on our estimate of fair value prior to the disposition of the TPHS business, we determined that the present value of our remaining contractual cash obligations in the Gallup Joint Venture exceeded the estimated fair value, resulting in the recognition of a liability associated with the forward option to acquire additional membership interest (the "Gallup Derivative"). The Gallup Derivative was recorded as a derivative liability which has been reflected in our discontinued operations prior to the sale of the TPHS business in accordance with FASB ASC Topic 815 and was carried at fair value. Upon the sale of the TPHS business, we remain obligated for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with the acquisition of additional membership interest in the Gallup Joint Venture as discussed in Note 8 above.

Assets and Liabilities Measured at Fair Value

The following tables present our assets and liabilities measured at fair value at September 30, 2016, and December 31, 2015:

(In $000s) September 30, 2016	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Cash Convertible Notes Hedges	—	73,869	73,869	—	73,869
Liabilities:
Interest rate swap agreements	117	—	117	—	117
Cash Conversion Derivative	—	73,869	73,869	—	73,869

(In $000s) December 31, 2015	Level 2	Level 3	Gross Fair Value	Netting(1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$284	$—	$284	$(26)	$258
Cash Convertible Notes Hedges	—	12,632	12,632	—	12,632
Liabilities:
Foreign currency exchange contracts	$48	$—	$48	$(26)	$22
Interest rate swap agreements	397	—	397	—	397
Cash Conversion Derivative	—	12,632	12,632	—	12,632
Gallup Derivative	—	6,339	6,339	—	6,339

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts are valued using broker quotations of similar assets or liabilities in active markets.  The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. The fair values of the Cash Convertible Notes Hedges, the Cash Conversion Derivative and the Gallup Derivative are measured using Level 3 inputs because these instruments are not actively traded. The Cash Convertible Notes Hedges and the Cash Conversion Derivative are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock and other factors. The Gallup Derivative was valued as the difference in the present value of our remaining cash commitments and the fair value of such commitments. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of comprehensive income (loss). Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

$000s)	Balance at December 31, 2015	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains/(Losses) Included in Earnings	Balance at September 30, 2016
Cash Convertible Notes Hedges	$12,632	$—	$—	$61,237	$73,869
Cash Conversion Derivative	(12,632)	—	—	(61,237)	(73,869)
Gallup Derivative	(6,339)	—	6,339	—	—

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss). The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative have been recorded as selling, general and administrative expenses, and the settlement on the Gallup Derivative has been recorded as a part of discontinued operations.

Fair Value of Other Financial Instruments

In addition to interest rate swap agreements, the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2016 was as follows:

Cash and cash equivalents – The carrying amount of $0.7 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 7), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.  The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments.  The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at September 30, 2016 are $95.7 million and $95.7 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at September 30, 2016, was $217.8 million, which is based on the last traded price of the Cash Convertible Notes on September 30, 2016, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at September 30, 2016, was $135.9 million, which is net of the debt discount discussed in Note 7.

The CareFirst Convertible Note was issued at its fair value of $20.0 million on October 1, 2013. It is not actively traded and is not based upon either an observable market, other than the market for our common stock, or on an observable index and is therefore classified as a Level 3 valuation. At September 30, 2016, the carrying amount of the CareFirst Convertible Note of $20.0 million approximated fair value. In October 2016, subsequent to the third quarter of 2016, CareFirst elected to convert the full amount of the CareFirst Convertible Note into shares of our common stock with a conversion price equal to $22.41 per share.

(10)	Derivative Investments and Hedging Activities

We use derivative instruments to manage risks related to interest, the Cash Convertible Notes, and, prior to the sale of the TPHS business, foreign currencies and the fair value of the Gallup Derivative. We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps and prior foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI").  Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modify our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we receive a variable rate of interest based on LIBOR (as defined in Note 7), and we pay a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 7).  We maintain an interest rate swap agreement with a current notional amount of $50.0 million and a termination date of December 30, 2016. Gains and losses on these interest rate swap agreements are reclassified to interest expense in the same period during which the hedged transaction affects earnings or the period in which all or a portion of the hedge becomes ineffective.  As of September 30, 2016, we expected to reclassify $0.05 million of net losses on interest rate swap agreements from accumulated OCI to interest expense within the next twelve months due to the scheduled payment of interest associated with our debt.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2016 and 2015:

(In $000s)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$14	$105	$109	$360
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(126)	$(91)	$(390)	$(285)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  During the three and nine months ended September 30, 2016 and 2015, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges and prior to July 31, 2016,Gallup Derivative and foreign currency options and/or forward contracts, do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). Other than the Gallup Derivative described in Note 9, these derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.

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

Prior to July 31, 2016 and the sale of the TPHS business, the Gallup Derivative was accounted for as a derivative liability and carried at fair value.

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss). The settlement on the Gallup Derivative has been recorded as a part of discontinued operations.

(In $000s)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$67,399	61,237	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized gain (loss)	$(67,399)	(61,237)	Selling, general and administrative expenses
Gallup Derivative:
Net gain	4,823	4,823	Loss from discontinued operations

Prior to the sale of the TPHS business, we also entered into foreign currency options and/or forward contracts in order to minimize our earnings exposure to fluctuations in foreign currency exchange rates.  Our foreign currency exchange contracts required current period mark-to-market accounting, with any change in fair value being recorded each period in the consolidated statements of comprehensive income (loss) in selling, general and administrative expenses. We do not execute transactions or hold derivative financial instruments for trading or other purposes.

Financial Instruments
The estimated gross fair values of derivative instruments at September 30, 2016 and December 31, 2015, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	September 30, 2016		December 31, 2015
(In $000s)	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$—	$—	$284	$—	$—	$—
Other assets	—	73,869	—	—	12,632	—
Total assets	$—	$73,869	$284	$—	$12,632	$—
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$—	$—	$48	$—	$—	$3,323
Other long-term liabilities	—	73,869	—	—	12,632	3,016
Derivatives designated as hedging instruments:
Accrued liabilities	117	—	—	397	—	—
Other long-term liabilities	—	—	—	—	—	—
Total liabilities	$117	$73,869	$48	$397	$12,632	$6,339

See also Note 9 for more information on fair value measurements.

(11)	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

(In 000s, except per share data)	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations attributable to Healthways, Inc. - numerator for earnings per share	$4,799	$12,960	$43,967	$34,396
Net income (loss) from discontinued operations attributable to Healthways, Inc. - numerator for loss per share	$48,995	$(21,986)	$(179,978)	$(45,916)

Denominator:
Shares used for basic income per share	37,037	35,939	36,441	35,756
Effect of dilutive securities outstanding:
Non-qualified stock options	554	270	367	713
Restricted stock units	619	305	551	359
Market stock units	195	—	140	—
CareFirst Warrants	16	—	6	25
Shares used for diluted income per share	38,421	36,514	37,505	36,853

Earnings (loss) per share attributable to Healthways, Inc. - basic:
Continuing operations	$0.13	$0.36	$1.21	$0.96
Discontinued operations	$1.32	$(0.61)	$(4.94)	$(1.28)

Earnings (loss) per share attributable to Healthways, Inc. - diluted:
Continuing operations	$0.12	$0.35	$1.17	$0.93
Discontinued operations	$1.28	$(0.60)	$(4.80)	$(1.25)

Dilutive securities outstanding not included in the computation of loss per share because their effect is antidilutive:
Non-qualified stock options	82	1,500	581	571
Restricted stock units	20	357	148	221
Market stock units	23	8	64	3
Warrants related to Cash Convertible Notes	7,707	7,707	7,707	7,707
CareFirst Convertible Note	892	892	892	892
CareFirst Warrants	—	432	—	198

(12)	Accumulated OCI

 The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2016 and 2015:

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(3,848)	$(4,087)
Other comprehensive (loss) income before reclassifications, net of tax	(66)	782	716
Amounts reclassified from accumulated OCI, net of tax	236	—	236
Net increase in other comprehensive income (loss), net of tax	170	782	952
Accumulated OCI, net of tax, as of September 30, 2016	$(69)	$(3,066)	$(3,135)

(In $000s)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive loss before reclassifications, net of tax	(187)	(2,377)	(2,564)
Amounts reclassified from accumulated OCI, net of tax	172	—	172
Net increase (decrease) in other comprehensive income (loss), net of tax	(15)	(2,377)	(2,392)
Accumulated OCI, net of tax, as of September 30, 2015	$(357)	$(4,083)	$(4,440)

The following table provides details about reclassifications out of accumulated OCI for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Statement of Comprehensive
(In $000s)	2016	2015	Loss Classification
Interest rate swaps	$390	$285	Interest expense
	(154)	(113)	Income tax benefit
	$236	$172	Net of tax

See Note 10 for further discussion of our interest rate swaps.

(13)	Restructuring and Related Charges

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

The following table shows the costs incurred for the nine months ended September 30, 2016 directly related to our 2015 Restructuring Plan and other restructuring costs:

(In $000s)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Accrued restructuring and related charges liability as of January 1, 2016	$7,093	$2,900	$9,993
2015 Restructuring Plan charges	4,599	4,130	8,729
Cash payments	(6,646)	(5,466)	(12,112)
Non-cash charges (2)	(9)	—	(9)
Accrued restructuring and related charges liability as of September 30, 2016	$5,037	$1,564	$6,601

(1) Consulting and other costs primarily consist of third-party consulting charges incurred in connection with the 2015 Restructuring Plan. Consulting and other costs also include approximately $0.2 million of lease termination payments.

(2) Non-cash charges consist of share-based compensation costs.

In the third quarter of 2016, we began the reorganization of our corporate support infrastructure (the "2016 Restructuring Plan"), which is intended to deliver greater value to our customers and stakeholders. We expect to incur a total of approximately $6.0 million to $7.0 million in restructuring charges related to the 2016 Restructuring Plan, with the majority of the charges expected to be incurred by the end of the fourth quarter of 2016 and the remainder in the first quarter of 2017. We expect that the total charges will consist of approximately $5.0 million to $6.0 million of severance and other employee-related costs and approximately $1.0 million in consulting and other costs. The 2016 Restructuring Plan is expected to create cost savings beginning in 2017, with total annualized savings of approximately $15.0 million to $16.0 million.

The following table shows the costs incurred for the nine months ended September 30, 2016 directly related to the 2016 Restructuring Plan:

(In $000s)	Severance and Other Employee-Related Costs	Consulting and Other Costs (3)	Total
Accrued restructuring and related charges liability as of January 1, 2016	$—	$—	$—
2016 Restructuring Plan charges	930	199	1,129
Cash payments	—	—	—
Accrued restructuring and related charges liability as of September 30, 2016	$930	$199	$1,129

(3) Consulting and other costs primarily consist of third-party consulting charges incurred in connection with the 2016 Restructuring Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On July 27, 2016, the Company announced the completion of its strategic assessment that began in October 2015, culminating in the sale of its TPHS business pursuant to the Purchase Agreement with Sharecare, Inc. and Healthways SC. The businesses sold include our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), as well as our joint venture with Gallup and international operations. The sale closed effective as of July 31, 2016. Additionally, in June 2016, we sold the assets of MeYou Health, LLC. Prior to these transactions, the Company was a provider of both network delivered solutions and TPHS which were collectively designed to help people improve their well-being, thereby improving their health and productivity and reducing their health-related costs. Our results from continuing operations do not include the results of the TPHS business that have been reported as discontinued operations for all periods presented.

During the third quarter of 2016, the Company initiated its corporate support infrastructure restructuring in order to appropriately support the new organization and expects to incur the majority of the remaining costs in the fourth quarter of 2016 and the balance in the first quarter of 2017.

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

Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based upon management's current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "expect," "project," "intend," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to estimate the costs associated with, and to implement and realize the anticipated benefits of, the sale of the TPHS business;
•	the effectiveness of management's strategies and decisions, including the decision to sell the TPHS business, and focus exclusively on the retained Network Solutions business;
•	the effectiveness of the ongoing reorganization of Network Solutions;
•	the risks associated with recent changes to our senior management team;
•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

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

•	the risks associated with the conditional cash conversion feature of the Cash Convertible Notes, which, if triggered, may adversely affect our liquidity, financial condition and results of operations;
•	counterparty risk associated with the Cash Convertible Notes Hedges, interest rate swap agreements and foreign currency exchange contracts;

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

•
the impact of future state and federal legislation and regulations applicable to our business, including PPACA, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•
other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 in this report and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

 Customer Contracts

Our fees are generally billed on a per member per month ("PMPM") basis, upon member participation, or upon a combination of both a PMPM and a fee for participation. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.

Our contracts with health plans generally range from three to five years. Some of our contracts allow the customer to terminate early.

Business Strategy

Since October 2015, we were engaged in a comprehensive review of the Healthways organization: our business structure, costs, product offerings and delivery.  As a result of the assessment, effective as of July 31, 2016, we sold our TPHS business to Sharecare, a digital health company helping people manage all their healthcare in one place. The businesses sold include our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Ornish's Program for Reversing Heart Disease™), our joint venture with Gallup and international operations.

In September 2016, we announced our "A-B-C" strategy designed to add new members and build engagement among current members in our existing three networks - SilverSneakers®, Prime® Fitness and Physical Medicine - while at the same time identifying ways to collaborate with partners to develop new products and services.  We also announced a new organizational structure to support this strategy.   In addition to the A-B-C strategy, we are also focused on the needs of our health plan customers to meet the needs of their members as well as to provide a valuable service to improve the health and well-being of the consumers served by our networks and other products.

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

Following the sale of the TPHS business, we believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

We recognize revenue as services are performed when persuasive evidence of an arrangement exists, collectibility is reasonably assured and amounts are fixed or determinable.

Our fees are generally billed on a PMPM basis or upon member participation, such as for services provided under the Healthways® SilverSneakers® fitness solution. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. Some of our contracts, predominantly within the now disposed TPHS business, were performance-based and placed a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements.

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

We are currently evaluating the impact that the adoption of ASU No. 2014-09, (as discussed under "Recent Relevant Accounting Standards" below) will have on our revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures, and control framework.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the sale of the TPHS business effective July 31, 2016, a single reporting unit remains.

We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we conclude during the qualitative assessment that this is the case or if we elect not to perform a qualitative assessment, we perform a quantitative review as described below.

During a quantitative review of goodwill, we estimate the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach, and in the event we were to have multiple reporting units, we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization. Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach. Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for a reporting unit.

If we determine that the carrying value of goodwill is impaired, we calculate any impairment using a fair-value based goodwill impairment test as required by U.S. GAAP. The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

Except for a trade name that has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets over their estimated useful lives using the straight-line method. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

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

 Results of Operations

The following table shows the components of the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 expressed as a percentage of revenues for continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.3%	69.5%	71.6%	69.8%
Selling, general and administrative expenses	8.3%	5.7%	8.0%	7.8%
Depreciation and amortization	1.3%	1.6%	1.4%	1.7%
Restructuring charges	0.9%	—%	0.3%	—%
Operating income	18.2%	23.2%	18.7%	20.7%

Interest expense	3.9%	4.3%	3.5%	3.9%

Income before income taxes (1)	14.3%	18.8%	15.2%	16.8%
Income tax expense	10.5%	7.4%	3.5%	6.6%

Net income from continuing operations (1)	3.8%	11.4%	11.7%	10.2%
Income (loss) from discontinued operations, net of income tax benefit	39.2%	(19.5)%	(47.7)%	(13.7)%
Net income (loss) (1)	43.1%	(8.1)%	(36.0)%	(3.5)%
Net income (loss) attributable to non-controlling interest	0.1%	(0.1)%	0.1%	(0.1)%
Net income (loss) attributable to Healthways, Inc. (1)	43.0%	(8.0)%	(36.2)%	(3.4)%

(1) Figures may not add due to rounding.

Revenues

Revenues from continuing operations increased $11.5 million, or 10.1%, and $37.5 million, or 11.1%, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to the following:

•	an increase in the number of members eligible to participate in our fitness solutions, primarily due to increased enrollment in Medicare Advantage resulting in growth in our customers' membership; and
•	an increase in average participation per member in our fitness solutions, primarily due to our initiatives to drive higher participation.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased to 71.3% and 71.6% for the three and nine months ended September 30, 2016, respectively, compared to 69.5% and 69.8% for the three and nine months ended September 30, 2015. The increase is primarily due to:

•	an increase in the level of short-term incentive compensation expense based on the Company's projected financial performance against established targets; and
•	an increase in the average participation per member, and corresponding costs of participation, under certain contracts in which our compensation is fixed per member.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues increased to 8.3% and 8.0%, respectively, for the three and nine months ended September 30, 2016, compared to 5.7% and 7.8%, respectively, for the three and nine months ended September 30, 2015. This increase is primarily due to an increase in the level of short-term incentive compensation expense (as described above) and increased post-sale separation and consulting expenses incurred during the nine months ended September 30, 2016 partially offset by the following:

•	expenses incurred in the first six months of 2015 associated with the termination in May 2015 of our former president and chief executive officer; and
•	legal fees incurred during the first quarter of 2015 related to a contractual dispute.

Depreciation and Amortization

Depreciation and amortization expense for continuing operations remained relatively consistent for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Restructuring and Related Charges

In the third quarter of 2016, we began implementing the 2016 Restructuring Plan and incurred approximately $1.1 million in restructuring charges related to this 2016 Restructuring Plan. We expect to incur a total of approximately $6.0 million to $7.0 million in restructuring charges related to the 2016 Restructuring Plan, with the majority of the charges expected to be incurred by the end of the fourth quarter of 2016 and the remainder in the first quarter of 2017. We expect that the total charges will consist of approximately $5.0 million to $6.0 million of severance and other employee-related costs and approximately $1.0 million in consulting and other costs. The 2016 Restructuring Plan is expected to create cost savings beginning in 2017, with total annualized savings of approximately $15.0 million to $16.0 million.

Interest Expense

Interest expense remained relatively consistent for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Income Tax Expense

For the three months ended September 30, 2016, we had an effective income tax rate from continuing operations of 73.2%, compared to an effective income tax rate of 39.4% for the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded an income tax benefit of $9.6 million related to a reversal of a domestic deferred tax asset valuation allowance initially recorded in the fourth quarter of 2015.  We believe that projected core earnings of the remaining Network Solutions business will be sufficient to utilize the net operating losses within the expiration period.  We recorded $15.6 million of incremental tax expense during the three months ended September 30, 2016 related to the first half of 2016, a period in which no income tax provision was recorded due to tax benefits on losses generated by discontinued operations.

For the nine months ended September 30, 2016, we had an effective tax income tax rate from continuing operations of 23.0%, compared to an effective income tax rate of 39.5% for the nine months ended September 30, 2015, primarily due to an income tax benefit of $9.6 million recognized during the nine months ended September 30, 2016 related to the reversal of a domestic deferred tax asset valuation allowance initially recorded in the fourth quarter of 2015.

Income (Loss) from Discontinued Operations

The loss from discontinued operations represents the loss on the sale of the TPHS business of $200.6 million as well as the loss on the sale of the assets of MeYou Health, LLC of $4.8 million.  The loss from discontinued operations is net of income tax benefit and includes movements in the valuation allowance allocated to discontinued operations.

Liquidity and Capital Resources

As of September 30, 2016, we had a working capital deficit of $76.4 million and outstanding aggregate borrowings under our term loan of $39.9 million due by June 30, 2017.  As of October 25, 2016, we had cash of $18.8 million, and, based upon the pro-forma calculations of compliance with the restrictive covenants under our credit agreement we anticipate the ability to borrow under the revolving credit facility up to a maximum of $125.0 million through June 8, 2017 and up to a maximum of $79.7 million for the period beginning on June 9, 2017 and ending on June 8, 2018. We believe our cash on hand, cash flows from operations and available borrowings are sufficient to fund our operations, debt payments and capital expenditures for the next twelve months and the foreseeable future.

Cash Provided by Operating Activities

Operating activities for the nine months ended September 30, 2016, provided cash of $13.1 million, compared to $38.8 million for the nine months ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to the following:

●	the estimated net working capital surplus upon the sale of the TPHS business for which we have recorded an increase in the face value of the ACER; and
●	accrued salaries and benefits paid to employees who transitioned to Sharecare upon the sale of the TPHS business.

Cash Used in Investing Activities

Investing activities during the nine months ended September 30, 2016, used $37.3 million in cash, which primarily consisted of the $25.0 million cash payment made to Sharecare at the Closing to fund projected losses of the TPHS business during the Transition Year as well as capital expenditures, most of which were associated with our TPHS Embrace platform.

Cash Provided by (Used in) Financing Activities

Financing activities during the nine months ended September 30, 2016, provided cash of $22.2 million primarily due to net borrowings under the Fifth Amended Credit Agreement as well as the change in our cash overdraft position.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements in this report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at September 30, 2016 of (1) a maximum total funded debt to EBITDA of 3.75 and (2) a minimum total fixed charge coverage of 1.50. We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of September 30, 2016.

Cash Convertible Senior Notes

For a detailed description of the Cash Convertible Notes, Cash Convertible Notes Hedges, Cash Conversion Derivative, and Warrants entered into in July 2013, refer to Note 7 of the Notes to Consolidated Financial Statements in this report. Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Although the Cash Convertible Notes are not currently convertible, the Cash Convertible Notes will become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. The estimated fair value based on the last traded price of the Cash Convertible Note at September 30, 2016 was $217.8 million (as discussed in Note 9 of the Notes to Consolidated Financial Statements in this report). Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

CareFirst Convertible Note

For a description of the CareFirst Convertible Note and CareFirst Warrants, refer to Note 7 of the Notes to Consolidated Financial Statements in this report.

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

Recent Relevant Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606 and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of adopting ASC Topic 606.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We do not anticipate that adopting this standard will have an impact on the financial statements and are currently evaluating the potential impact to our footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $2.9 million and $4.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15. ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-15.

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

We estimate that a one-point interest rate change would have resulted in a change in interest expense of approximately $0.4 million for the nine months ended September 30, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, has reviewed and evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2016.  Based on that evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.  They are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the controls within the TPHS Business, there have been no changes in our internal controls over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reference is made to Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part II, Item 1A. "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 for information concerning risk factors. The risks previously reported and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Revised Risk Factors

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

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement"). On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"). As of September 30, 2016, our long-term debt under these arrangements, including the current portion but excluding the debt discount, was $245.7 million.

Our ability to service our indebtedness (including the debt outstanding under the Fifth Amended Credit Agreement and the Cash Convertible Notes) will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

The Fifth Amended Credit Agreement contains various financial covenants, restricts the payment of dividends, and limits the amount of repurchases of our common stock.  A breach of any of these covenants could result in a default under the Fifth Amended Credit Agreement in which all amounts outstanding under the Fifth Amended Credit Agreement may become immediately due and payable and all commitments under the Fifth Amended Credit Agreement to extend further credit may be terminated. In addition, a payment default, including an acceleration following an event of default, under the Fifth Amended Credit Agreement or under our indenture for the Cash Convertible Notes could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.

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

The conditional cash conversion feature of the Cash Convertible Notes, if triggered, may adversely affect our liquidity, financial condition and operating results.

In the event the Cash Conversion Derivative is triggered, holders of Cash Convertible Notes will be entitled to convert the Cash Convertible Notes at any time during specified periods at their option.  Although the Cash Convertible Notes are not currently convertible, the Cash Convertible Notes will become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. The last reported sale price of our common stock as reported on Nasdaq on November 1, 2016 was $23.80 per share. If one or more holders elect to convert their Cash Convertible Notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Cash Convertible Notes, we would be required under applicable accounting rules to reclassify the outstanding principal of the Cash Convertible Notes that are convertible as a current rather than long-term liability, which could result in a material reduction of our net working capital and result in a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Investment Agreement with CareFirst (as described in Note 7 of the Notes to Consolidated Financial Statements included in this report), CareFirst had an opportunity to earn warrants based on achievement of Revenue Thresholds for Quarterly Revenue. In September 2016, CareFirst exercised its right to convert 590,683 CareFirst Warrants for a total of 218,162 shares of our common stock in accordance with the terms of the Investment Agreement. The issuance of shares of the Company common stock as a result of the conversion of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement between the Company and Robert E. Dries (filed herewith)

10.2	Separation and Release Agreement between the Company and Robert E. Dries (filed herewith)

10.3	Separation and Release Agreement effective August 8, 2016 between the Company and Alfred Lumsdaine (filed herewith)

10.4	Amendment to Separation and Release Agreement dated October 10, 2016 between the Company and Alfred Lumsdaine (filed herewith)

10.5	Amendment to Separation and Release Agreement dated October 16, 2016 between the Company and Alfred Lumsdaine (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Healthways, Inc.
(Registrant)

Date	November 8, 2016	By	/s/ Glenn Hargreaves

Interim Chief Financial Officer
(Principal Financial Officer)