Form 10-K
period 2016-12-31
TIVITY HEALTH, INC.
filed 2017-03-06
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 000-19364

TIVITY HEALTH, INC.
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

Yes  ☐ No ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $365.4 million based on the price at which the shares were last sold for such date on The NASDAQ Stock Market LLC.

As of February 28, 2017, 39,127,479 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Tivity Health, Inc.
Form 10-K

PART I

As used throughout this Annual Report on Form 10-K (this "Report"), unless the context otherwise indicates, the terms "we," "us," "our," "Tivity Health," or the "Company" refer collectively to Tivity Health, Inc. and its wholly-owned subsidiaries.

Item 1. Business

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® fitness and WholeHealth LivingTM, we are focused on targeted population health for those aged 50 and older. The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans. We also offer Prime fitness, a fitness facility access program, through commercial health plans, employers and insurance exchanges. Our national network of fitness centers delivers both SilverSneakers and Prime fitness. Our fitness networks encompass approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  We sell access to our WholeHealth Living network primarily to commercial health plans. Our WholeHealth Living network includes over 88,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture, and more.

Effective July 31, 2016, we sold our total population health services ("TPHS") business to Sharecare, Inc. ("Sharecare").  The TPHS business took a systematic approach to keeping healthy people healthy, eliminating or reducing lifestyle risks and optimizing care for persistent or chronic conditions.  The TPHS business included our partnerships with Blue Zones, LLC, and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Dean Ornish's Program for Reversing Heart Disease™, respectively), our joint venture with Gallup, Inc. ("Gallup"), Navvis Healthcare, LLC ("Navvis"), MeYou Health, LLC ("MeYou Health"), and our international operations.  While Navvis and MeYou Health were part of our TPHS business, they were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements.

In January 2017, we rebranded and changed the name of the Company from Healthways, Inc. to Tivity Health, Inc. to better align with our portfolio of fitness and health improvement programs.  The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Customer Contracts

Our fees are generally billed per member per month ("PMPM"), upon member participation, or a combination of both. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members covered by our services during the month.

Our contracts with health plans generally range from three to five years.  Some of our contracts allow the customer to terminate early.

Backlog

Backlog represents the estimated average annualized revenue at target performance over the term of the contract for new contracts that have not yet started.  We do not consider backlog at December 31 to be a meaningful predictor of our future revenues as a significant portion of our new revenues come from a combination of expanding revenue from existing customers and new customers with contracts that are signed and started on a non-calendar year basis. Annualized revenue in backlog as of December 31, 2016 and 2015, excluding the TPHS business, was as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Annualized revenue in backlog	$3,800	$3,700

Business Strategy

Beginning in October 2015, we engaged in a comprehensive review of the Company's organization, our business structure, costs, product offerings, and delivery.  As a result of this review, effective as of July 31, 2016, we sold our TPHS business to Sharecare, a digital health company helping people manage all their healthcare in one place.

In August 2016, we announced our "A-B-C" strategy designed to (A) add new members in our three existing networks - SilverSneakers, Prime fitness and WholeHealth Living, (B) build engagement among current members, and (C) collaborate with partners to add new products and services that will leverage the value of our brand.  In addition to the A-B-C strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our products.

We engage and support our members based on the needs and preferences of our customers.  Within our fitness networks, we have approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. More than 13,000 of these participating locations within the national network deliver our proprietary SilverSneakers fitness program, and more than 10,000 of these locations offer Prime fitness.

Segment and Major Customer Information

Excluding the TPHS business, during 2016, we had one operating and reportable segment.  During 2016, Humana, Inc. ("Humana") and United Healthcare, Inc. ("United Healthcare") each comprised more than 10%, and together comprised approximately 36%, of our revenues from continuing operations.  Our primary contract with Humana was renewed in 2015 and continues through 2020.  Our primary contract with United Healthcare continues through 2017.  No other customer accounted for 10% or more of our revenues from continuing operations in 2016.  See Note 19 to Notes to Consolidated Financial Statements included in this Report relating to revenues from external customers and customer concentration.

Competition

The healthcare industry is highly competitive, and the manner in which services are provided is subject to continual change. Other entities, whose financial and marketing resources may exceed our resources, may choose to initiate or expand programs in competition with our offerings.

We believe we have certain advantages over our competitors such as our proprietary class programming; the brand recognition of programs such as SilverSneakers; the depth and breadth of our fitness center network relationships; and the trusting connections with our members developed over 25 years.  However, we cannot assure you that we can compete effectively with other entities such as those noted above.

Industry Integration and Consolidation

Consolidation remains an important factor in all aspects of the healthcare industry  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other entities that already have or contract for programs similar to ours or are not interested in our programs.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under Item 1A. "Risk Factors" below.

Health Reform

In recent years, Congress and certain state governments have passed a large number of laws and regulations intended to result in major changes within the healthcare system. The Patient Protection and

Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), the most prominent of these efforts, changes how healthcare services are covered, delivered, and reimbursed through, among other things, expanded health insurance coverage, reduced growth in Medicare program spending and the establishment of programs that tie reimbursement to care quality and value. However, there is substantial uncertainty regarding the ongoing effects of the ACA because of the results of the 2016 federal elections, which could result in the repeal of the ACA or significant changes to the ACA, its implementation or its interpretation. For example, President Donald Trump has signed an executive order that directs agencies to minimize "economic and regulatory burdens" of the ACA, but it is unclear how this will be implemented. It is difficult to predict whether, when or how the ACA will be changed, what alternative provisions, if any, will be enacted, the timing of implementation of any alternative provisions, and the impact of alternative provisions on providers and other healthcare industry participants.

The ACA contains provisions that have had, and will (if not revised or repealed) continue to have, an impact on our customers, including commercial health plans and Medicare Advantage programs. The ACA has decreased the number of uninsured individuals and expanded coverage through the expansion of public programs and private sector health insurance. However, the ACA also may increase costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits. In addition, the ACA mandates minimum medical loss ratios ("MLRs") for health plans such that the percentage of health coverage premium revenue spent on healthcare medical costs and quality improvement expenses must be at least 80% for individual and small group health plans and 85% for large group coverage and Medicare Advantage plans, with policyholders receiving rebates and, in the case of Medicare Advantage plans, the U.S. Department of Health & Human Services ("HHS") receiving refunds if the actual loss ratios fall below these minimums. The ACA also reduces premium payments to Medicare Advantage plans such that the managed care per capita payments paid by HHS to Medicare Advantage plans are, on average, equal to those for traditional Medicare. While the ACA provides for bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans are significantly reduced under the ACA.

It is difficult to predict with any reasonable certainty the full impact of the ACA on the Company due to the likelihood of repeal and significant changes to the law as a result of the 2016 federal elections, and other factors such as the law's complexity, lack of implementing regulations or interpretive guidance, and remaining or new court challenges.

Other Laws

While many of the governmental and regulatory requirements affecting healthcare delivery generally do not directly apply to us, our customers must comply with a variety of regulations including those governing Medicare Advantage plans and their marketing and the licensing and reimbursement requirements of federal, state and local agencies. Certain of our services, including health service utilization management and certain claims payment functions, require licensure by state government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses.

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

Violations of HIPAA and its implementing regulations may result in criminal penalties and in civil penalties of up to $55,010 per violation for a maximum civil penalty of $1,650,300 million in a calendar year for violations of the same requirement. Beginning in 2017, these penalties will be updated annually based on changes to the consumer price index. In addition, we may be contractually or directly obligated to comply with any applicable state laws or regulations related to the confidentiality and security of confidential personal information. In the event of a data breach involving individually-identifiable health information, we are subject to contractual obligations and state and federal requirements that require us to notify our customers. These requirements may also require us or our customers to notify affected individuals, regulatory agencies, and the media of the data breach. In addition, non-permitted uses and disclosures of unsecured individually identifiable health information are presumed to be breaches for which notice is required, unless it can be demonstrated that there is a low probability the information has been compromised.

Federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Our contracts with Medicare Advantage plans may subject us to a number of obligations, including billing and reimbursement requirements, prohibitions on fraudulent and abusive conduct and fraud and abuse training and screening obligations. Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as "whistleblowers," who are permitted to share in any settlement or judgment. Liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government. The federal False Claims Act defines the term "knowingly" broadly. There are many other potential bases for liability under the federal False Claims Act, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The submission of claims for services or items generated in violation of certain "fraud and abuse" provisions of the Social Security Act, including the anti-kickback provisions, constitutes a false or fraudulent claim under the federal False Claims Act. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities that allegedly have violated other statutes, such as the federal self-referral prohibition commonly known as the Stark Law, have thereby submitted false claims under the federal False Claims Act.

From time to time, participants in the healthcare industry, including our company and our customers, may be subject to actions under the federal False Claims Act or other fraud and abuse laws, including similar state statutes, and it is not possible to predict the impact of such actions. Violations of applicable laws may result in significant civil and criminal penalties. For example, violations of the federal False Claims Act may result in penalties of three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim. Beginning in 2017, most federal civil penalties, including penalties under the federal False Claims Act, will be updated annually based on change to the consumer price index.

Because of the international operations previously conducted as part of our TPHS business that we sold to Sharecare in July 2016, we were subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage.  Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties.

Employees

As of February 28, 2017, we had approximately 500 employees. Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

Available Information

Our Internet address is www.tivityhealth.com. We make available free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

In the execution of our business strategy, our operations and financial condition are subject to certain risks.  A summary of certain material risks is provided below, and you should take such risks into account in evaluating any investment decision involving the Company. This section does not describe all risks applicable to us and is intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Other sections of this Report contain additional information concerning these and other risks.

A significant percentage of our revenues is derived from health plan customers.

A significant percentage of our revenues is derived from health plan customers. The health plan industry may continue to consolidate, and we cannot assure you that we will be able to retain health plan customers, or continue to provide our products and services to such health plan customers on terms at least as favorable to us as currently provided, if they are acquired by other health plans that already participate in competing programs or are not interested in our programs. Further, consolidation among our customers, particularly our health plan customers that are part of larger healthcare enterprises, could provide these organizations with greater bargaining power, which may lead to further pressure on the prices for our products and services. In addition, a reduction in the number of covered lives enrolled with our health plan customers or in the payments we receive could adversely affect our results of operations. Our health plan customers are subject to continuing competition and reduced reimbursement rates from governmental and private sources, which could lead current or prospective customers to seek reduced fees or choose to reduce or delay the purchase of our services. Finally, health plan customers could attempt to offer services themselves that compete directly with our offerings or stop providing our offerings to their members.

Reductions in Medicare Advantage health plan reimbursement rates may negatively impact our business and results of operations.

A significant portion of our revenue is indirectly derived from the monthly premium payments paid by HHS to health plans, who are our customers, for services provided to Medicare Advantage beneficiaries.  As a result, our results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage affecting the services that we provide, could have a material adverse effect on our customers, and as a result, on our business and results of operations.

We currently derive a significant percentage of our revenues from two customers.

For the year ended December 31, 2016, Humana and United Healthcare each comprised more than 10%, and together comprised approximately 36%, of our revenues from continuing operations. Our primary contract with Humana was renewed in 2015 and continues through 2020. The term of our contract with United Healthcare continues through 2017. The loss or restructuring of a contract with Humana, United Healthcare or our other significant customers could have a material adverse effect on our business and results of operations.

Our business strategy relating to the development and introduction of new products and services exposes us to risks such as limited customer acceptance and additional expenditures that may not result in additional net revenue.

An important component of our business strategy is to focus on new products and services that enable us to provide immediate value to our customers.  Customer acceptance of these new products and services cannot be predicted with certainty, and if we fail to execute properly on this strategy or to adapt this strategy as market conditions evolve, our ability to grow revenue and our results of operations may be adversely affected.

If we fail to successfully implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 1. "Business – Business Strategy" for more information regarding our business strategy. There are risks involved in pursuing our strategy, including the ability to hire or retain the personnel necessary to manage our strategy effectively.

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

We may face difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), or technologies into our business.  Implementing internally-developed solutions and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be time-consuming and may strain our resources. Consequently, we may not be successful in implementing and/or integrating these new businesses, services, or technologies and may not achieve anticipated revenue and cost benefits.

The performance of our business and the level of our indebtedness could prevent us from meeting the obligations under our credit agreement or the cash convertible senior notes or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement"). On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"). As of December 31, 2016, our long-term debt under these arrangements, including the current portion but excluding the debt discount, was $223.5 million.

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

In the event the Cash Conversion Derivative is triggered, holders of Cash Convertible Notes will be entitled to convert the Cash Convertible Notes at any time during specified periods at their option.  Although the Cash Convertible Notes are not currently convertible, the Cash Convertible Notes will become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. The last reported sale price of our common stock as reported on Nasdaq on March 1, 2017 was $28.95 per share. If one or more holders elect to convert their Cash Convertible Notes, we would be required to pay cash to settle any such conversion, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Cash Convertible Notes, we would be required under applicable accounting rules to reclassify the outstanding principal of the Cash Convertible Notes that are convertible as a current rather than long-term liability, which could result in a material reduction of our net working capital and result in a material adverse effect on our financial condition and results of operations.

The accounting for the Cash Convertible Notes and related cash convertible notes hedge transactions may result in volatility to our consolidated statements of comprehensive income (loss).

The Cash Conversion Derivative that is part of the Cash Convertible Notes is accounted for as a derivative liability pursuant to Accounting Standards Codification ("ASC") Topic 470, Debt, relating to derivative instruments and hedging activities. In general, the initial valuation of the conversion option was bifurcated from the debt component of the Cash Convertible Notes and is measured at fair value each reporting period. For each financial statement period after issuance of the Cash Convertible Notes, a hedge gain (or loss) will be reported in our consolidated statements of comprehensive income (loss) to the extent the valuation of the Cash Conversion Derivative changes from the previous period. In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled, recorded and carried at fair value as a derivative asset and intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. Although we do not expect there to be a material net impact to our consolidated statements of comprehensive income (loss) as a result of our issuing the Cash Convertible Notes and entering into the Cash Convertible Notes Hedges, we cannot assure you these transactions will be completely offset, which may result in volatility to our consolidated statements of comprehensive income (loss).

We are subject to counterparty risk with respect to the Cash Convertible Notes Hedges.

The counterparties to the Cash Convertible Notes Hedges (the "Counterparties") are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the Cash Convertible Notes Hedges. Our exposure to the credit risk of the Counterparties will not be secured by any collateral. If one or more of the Counterparties to one or more of the Cash Convertible Notes Hedges becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in volatility of our common stock. In addition, upon a default or other failure to perform, or a termination of obligations by one of the Counterparties we may suffer adverse tax consequences and dilution with respect to our common stock.  We can provide no assurances as to the financial stability or viability of any of the Counterparties.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At December 31, 2016, we had approximately $334.7 million and $29.0 million of goodwill and intangible assets, respectively. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

The nature of our business involves the receipt and storage of individually identifiable health information about the participants in our programs. The secure maintenance of this confidential information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced attacks against information systems create risk of cybersecurity incidents. There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, result in loss of personal health information or other data subject to privacy laws or disrupt our information systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of a breach in security of our systems or those of our third-party vendors and other service providers could result in interruptions, delays, the loss, access, misappropriation, disclosure or corruption of data, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to federal and state governmental inquiries, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations.  Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires could adversely affect our business and results of operations.

We face competition for staffing, which may increase our labor costs and reduce profitability.

We compete with other healthcare and services providers in recruiting qualified management, including executives with the required skills and experience to operate and grow our business, and staff personnel for the day-to-day operations of our business. These challenges may require us to enhance wages and benefits to recruit and retain qualified management and other professionals. Difficulties in attracting and retaining qualified management and other professionals, or in controlling labor costs, could have a material adverse effect on our profitability.

We are or may become a party to litigation that could potentially force us to pay significant damages and/or harm our reputation.

We are subject to certain legal proceedings that arise in the ordinary course of business. These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain various types of liability insurance, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in full compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

We could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provided services prior to the sale of our TPHS business.

Because of the international operations that we previously conducted as part of our TPHS business that we sold to Sharecare in July 2016, we could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. While our policies mandated compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures always protected us from reckless or criminal acts committed by our employees, contractors or agents. Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties and could disrupt our business and adversely affect our results of operations, cash flows and financial condition.

Compliance with existing or newly adopted federal and state laws and regulations or new or revised interpretations of such requirements could adversely affect our results of operations or may require us to spend substantial amounts, and the failure to comply with applicable laws and regulations could subject us to penalties or negatively impact our ability to provide services.

Our customers are subject to considerable state and federal government regulation, and a substantial majority of our business involves providing services to Medicare Advantage beneficiaries. As a result, we are subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse. Further, our contracts with Medicare Advantage plans require us to comply with a number of regulatory provisions and permit these customers to perform compliance audits. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. Further, we are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. Certain of our services, including health utilization management and certain claims payment functions, require licensure and may be regulated by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements.

We continually monitor the extent to which federal and state legislation and regulations govern our operations. New federal or state laws or regulations or new interpretations of existing requirements that affect our operations could have a material adverse effect on our results of operations. If we are found to have violated applicable laws, to have caused any of our customers to submit false claims or make false statements, or to have failed to comply with our contractual compliance obligations, we could be required to restructure our operations, be subject to contractual penalties, including termination of our customer agreements, and be subject to significant civil and criminal penalties.

Healthcare reform efforts may result in a reduction to our revenues from government health programs and private insurance companies or otherwise directly or indirectly impact our business.

The healthcare industry is subject to various political, regulatory, scientific, and technological influences. Efforts at federal and state levels of government have resulted in laws and regulations intended to effect significant change within the healthcare system. The ACA, the most prominent of these efforts, affects coverage, delivery, and reimbursement of healthcare services. It has decreased the number of uninsured individuals, but may increase the costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA eliminates pre-existing condition exclusions by commercial health plans, bans annual benefit limits, mandates minimum MLRs for health plans, and provides for reductions in funding to Medicare Advantage programs.

However, there is substantial uncertainty regarding the net effect and future impact of the ACA because of the results of the 2016 federal elections, which will likely result in the repeal of the ACA or significant changes to the ACA, its implementation and its interpretation. It is possible that the reforms imposed by the ACA or uncertainty regarding its repeal or significant changes to the law will adversely affect the profitability of our customers and cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA 's complexity, lack of implementing regulations or interpretive guidance and the outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact the Company. Furthermore, we could also be impacted by future healthcare reform legislative and regulatory initiatives.

Item 1B. Unresolved Staff Comments

  Not applicable.

Item 2. Properties

We lease approximately 264,000 square feet of office space for our corporate headquarters in Franklin, Tennessee, approximately 221,000 square feet of which is subleased, pursuant to an agreement that expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona (pursuant to an agreement that expires in April 2020), and approximately 13,000 square feet of office space in Sterling, Virginia.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 6, 2017.  Executive officers of the Company serve at the pleasure of the Board.

Officer	Age	Position
Donato Tramuto	60
Chief Executive Officer of the Company since November 2015. Chief Executive Officer and Chairman of the Board of Physicians Interactive Holdings from July 2013 to October 2015. Chief Executive Officer, Founder and Vice Chairman of Physicians Interactive Holdings from October 2008 to July 2013. Chief Executive Officer of i3 from 2004 to 2006. Chief Executive Officer and Co-Founder of Constella Health Strategies from 1998 to 2003.

Glenn Hargreaves	50

Interim Chief Financial Officer since November 2016.  Chief Accounting Officer of the Company since July 2012 and Controller since January 2011. Director of Tax of the Company from April 2005 until January 2011.

Mary Flipse	50

Chief Legal Officer since November 2015.  General Counsel of the Company from July 2012 to March 2016. Director, Corporate Counsel of the Company from February 2012 to July 2012. Operations Counsel of the Company from August 2011 until February 2012.  Assistant General Counsel of King Pharmaceuticals from May 2005 to July 2011.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market ("NASDAQ") under the symbol "TVTY".

The following table sets forth the high and low sales prices per share of our common stock as reported by NASDAQ for the relevant periods.

	High	Low
Year ended December 31, 2016
First quarter	$13.27	$9.18
Second quarter	12.79	9.54
Third quarter	27.30	11.48
Fourth quarter	26.92	19.25

Year ended December 31, 2015
First quarter	$23.30	$18.12
Second quarter	20.71	11.86
Third quarter	14.22	10.84
Fourth quarter	13.72	9.93
Performance Graph
The following graph compares the total stockholder return of $100 invested on December 31, 2011 in (a) the Company, (b) the NASDAQ U.S. Stocks Benchmark index and (c) the NASDAQ Health Care Providers index, assuming the reinvestment of all dividends.

12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
TVTY	100.0	156.0	223.8	289.8	187.6	331.6
Nasdaq U.S. Stocks Benchmark	100.0	116.4	155.4	174.8	175.6	198.5
Nasdaq Health Care Providers	100.0	113.2	156.3	201.9	218.6	238.5

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Notes:
A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on December 31, 2011.

Unregistered Sales of Equity Securities

Pursuant to the Investment Agreement with CareFirst Holdings, LLC ("CareFirst") (as described in Note 7 of the Notes to Consolidated Financial Statements included in this Report), CareFirst had an opportunity to earn warrants based on achievement of certain quarterly thresholds for revenue. On April 8, 2016, we issued to CareFirst warrants to purchase 22,895 shares of our common stock at an exercise price of $11.94 per share, and on June 13, 2016, we issued to CareFirst warrants to purchase 17,008 shares of our common stock at an exercise price of $12.97 per share. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

In accordance with the terms of the Investment Agreement (as further discussed in Note 7 to Notes to Consolidated Financial Statements in this Report), in September 2016, CareFirst exercised its right to convert 590,683 CareFirst warrants for a total of 218,162 shares of our common stock.  In December 2016, CareFirst exercised its right to convert 39,903 CareFirst Warrants for a total of 18,104 shares of our common stock. The issuance of shares of our common stock as a result of the conversion of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders

At February 24, 2017, there were approximately 7,050 holders of our common stock, including 216 stockholders of record.

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

Annual Report

A copy of the Tivity Health, Inc. Annual Report on Form 10-K for 2016 filed with the Securities and Exchange Commission is available on the Company's website, www.tivityhealth.com.  It is also available from the Company (without exhibits) at no charge. These requests should be directed to Chip Wochomurka, Vice President – Investor Relations, at the Company's corporate office.

Item 6. Selected Financial Data

The following table represents selected financial data. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Report.  As further discussed in Note 1 to Notes to Consolidated Financial Statements included in this Report, our results from continuing operations do not include the results of the TPHS business, which we sold effective July 31, 2016.
(In thousands, except per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Results:
Revenues	$500,998	$452,092	$405,263	$359,434	$314,032
Cost of services (exclusive of depreciation and amortization included below)	357,120	318,060	272,400	248,312	216,570
Selling, general and administrative expenses	39,478	35,546	32,075	29,584	32,389
Depreciation and amortization	4,085	6,869	7,035	6,403	5,413
Restructuring and related charges	4,933	702	—	—	487
Legal settlement charges	—	—	5,910	—	—
Operating income (loss)	$95,382	$90,915	$87,843	$75,135	$59,173
Interest expense	17,318	17,996	17,449	15,748	14,081

Income (loss) before income taxes	$78,064	$72,919	$70,394	$59,387	$45,092
Income tax expense (benefit)	21,973	29,285	27,558	24,096	18,197

Net income from continuing operations	$56,091	$43,634	$42,836	$35,291	$26,895
Loss from discontinued operations, net of income tax benefit	(184,706)	(74,952)	(48,397)	(43,832)	(18,871)
Net income (loss)	$(128,615)	$(31,318)	$(5,561)	$(8,541)	$8,024
Less: net income (loss) attributable to non-controlling interest	496	(371)	—	—	—
Net income (loss) attributable to Tivity Health, Inc.	$(129,111)	$(30,947)	$(5,561)	$(8,541)	$8,024

Basic income (loss) per share attributable to Tivity Health, Inc.:
Continuing operations	$1.52	$1.22	$1.21	$1.02	$0.80
Discontinued operations	(5.01)	(2.08)	(1.37)	(1.27)	(0.56)
Net loss	$(3.49)	$(0.86)	$(0.16)	$(0.25)	$0.24

Diluted income (loss) per share attributable to Tivity Health, Inc.:
Continuing operations	$1.47	$1.18	$1.18	$1.00	$0.79
Discontinued operations	(4.86)	(2.02)	(1.33)	(1.24)	(0.56)
Net loss (1)	$(3.39)	$(0.84)	$(0.15)	$(0.24)	$0.24

Weighted average common shares and equivalents:
Basic	36,999	35,832	35,302	34,489	33,597
Diluted	38,075	36,854	36,346	35,237	33,836

Selected Balance Sheet Data:
Total assets (2) (3)	544,782	712,924	806,207	741,845	744,681
Long-term debt (3)	164,297	208,289	225,411	230,416	274,947

(1)	Figures may not add due to rounding.
(2)	Includes assets held for sale within discontinued operations.
(3)
Reflects the impact of the adoption of Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" in fiscal 2016 related to balance sheet classification of debt issuance costs, which was applied retrospectively to all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes included under Item 8 of this Report.

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® fitness and WholeHealth LivingTM, we are focused on targeted population health for those aged 50 and older. The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans. We also offer Prime fitness, a fitness facility access program, through commercial health plans, employers and insurance exchanges. Our national network of fitness centers delivers both SilverSneakers and Prime fitness. Our fitness networks encompass approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  We sell access to our WholeHealth Living network primarily to commercial health plans. Our WholeHealth Living network includes over 88,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture and more.

Effective July 31, 2016, we sold our TPHS business to Sharecare.  The TPHS business took a systematic approach to keeping healthy people healthy, eliminating or reducing lifestyle risks and optimizing care for persistent or chronic conditions.  The TPHS business included our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Dean Ornish's Program for Reversing Heart Disease™, respectively), our joint venture with Gallup, Navvis, MeYou Health, and our international operations.  While Navvis and MeYou Health were part of our TPHS business, they were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements.

In January 2017, we rebranded and changed the name of the company from Healthways, Inc. to Tivity Health, Inc. to better align with our portfolio of fitness and health improvement programs. The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Forward-Looking Statements

This Report contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings and results of operations, and can be identified by the use of words like "may," "believe," "will," "can," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to implement and realize the anticipated benefits of the sale of the TPHS business;

•	the effectiveness of management's strategies and decisions, including the decision to sell the TPHS business and focus exclusively on the retained business;

•	the effectiveness of the ongoing reorganization of our business;

•	the risks associated with recent changes to our senior management team;

•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

•
our ability to renew and/or maintain contracts with our customers under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	our ability to accurately forecast our revenues, margins, earnings and net income, as well as any potential charges that we may incur as a result of changes in our business and leadership;

•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA"), on our operations and/or the demand for our services;

•	our ability to anticipate change and respond to emerging trends for healthcare and the impact of the same on demand for our services;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of customers;

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

•	the risks associated with the conditional cash conversion feature of the Cash Convertible Notes, which, if triggered, may adversely affect our liquidity, financial condition and results of operations;

•	counterparty risk associated with the Cash Convertible Notes Hedges;

•
the risks associated with valuation of the Cash Convertible Notes Hedges and the Cash Conversion Derivative, which may result in volatility to our consolidated statements of comprehensive income (loss) if these transactions do not completely offset one another;

•	our ability to integrate new or acquired businesses, services, or technologies into our business and to accurately forecast the related costs;

•
our ability to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business and to accurately forecast the related impact on our revenues and earnings;

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	our ability to develop new products;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our operations;

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

•
the impact of future state and federal legislation and regulations applicable to our business, including ACA, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

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

Our fees are generally billed per member per month ("PMPM"), upon member participation, or a combination of both. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. Some of our contracts, predominantly within the now-disposed TPHS business, were performance-based and placed a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements.

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

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Following the sale of the TPHS business, a single reporting unit remains.

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

Except for a tradename that has an indefinite life and is not subject to amortization, we amortize identifiable intangible assets over their estimated useful lives using the straight-line method. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants. We estimated the fair value of our indefinite-lived intangible asset, a tradename, using a present value technique, which requires management's estimate of future revenues attributable to this tradename, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename.

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

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards over the required vesting period based on estimated fair values at the date of grant. Determining the fair value of stock options at the grant date requires judgment in developing assumptions, which involve a number of variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. These assumptions and judgments are further described in Note 13 to the Consolidated Financial Statements.

Executive Overview of Results

    The key financial results for the year ended December 31, 2016 are:

•	Revenues from continuing operations of $501.0 million, up 10.8% from $452.1 million for 2015;

•	Net income from continuing operations of $56.1 million, up 28.5% from $43.6 million for 2015;

•	Restructuring charges of $4.9 million; and

•	Loss from discontinued operations, net of income tax benefit, of $184.7 million compared to $75.0 million for 2015.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 expressed as a percentage of revenues for continuing operations.

	Year Ended December 31,
	2016	2015	2014

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.3%	70.4%	67.2%
Selling, general and administrative expenses	7.9%	7.9%	7.9%
Depreciation and amortization	0.8%	1.5%	1.7%
Restructuring and related charges	1.0%	0.2%	—%
Legal settlement charges	—%	—%	1.5%
Operating income (1)	19.0%	20.1%	21.7%

Interest expense	3.5%	4.0%	4.3%
Income before income taxes (1)	15.6%	16.1%	17.4%
Income tax expense	4.4%	6.5%	6.8%

Net income from continuing operations (1)	11.2%	9.7%	10.6%
Loss from discontinued operations, net of income tax benefit	(36.9)%	(16.6)%	(11.9)%
Net loss	(25.7)%	(6.9)%	(1.4)%
Net income (loss) attributable to non-controlling interest	0.1%	(0.1)%	—%
Net loss attributable to Tivity Health, Inc. (1)	(25.8)%	(6.8)%	(1.4)%
(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations for 2016 increased $48.9 million, or 10.8%, over 2015, primarily as a result of the following: an increase of $49.0 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $5.4 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $5.5 million due to contract terminations.

Revenues from continuing operations for 2015 increased $46.8 million, or 11.6%, over 2014, primarily as a result of the following: an increase of $61.1 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $7.5 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $21.7 million due to contract terminations.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from 2015 (70.4%) to 2016 (71.3%).  Overall, this slight increase is primarily attributable to an increase in short-term incentive compensation due to the Company's financial performance against established targets.

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased from 67.2% for 2014 to 70.4% for 2015 primarily due to a change in the mix of customer contracts, with a greater number of contracts containing a somewhat fixed revenue structure, while the related contract costs remained variable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues remained consistent at 7.9% for 2016, 2015, and 2014.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations decreased $2.8 million from 2015 to 2016, primarily due to a decrease in the amount of depreciable assets.

Depreciation and amortization expense from continuing operations remained relatively consistent for 2015 compared to 2014.

Restructuring and Related Charges

During 2016, we incurred restructuring charges from continuing operations of $4.9 million, primarily in connection with the reorganization of our corporate support infrastructure (the "2016 Restructuring Plan"), which we began implementing in the third quarter of 2016. We expect to incur a total of approximately $6.0 million in restructuring charges related to the 2016 Restructuring Plan, with the majority incurred in 2016 and the remainder expected to be incurred in the first quarter of 2017 and to consist of severance and other employee-related costs.  The 2016 Restructuring Plan is expected to create cost savings beginning in 2017, with total annualized savings of approximately $15.0 million to $16.0 million, approximately half of which we expect to be reinvested into business initiatives during 2017 intended to drive increased growth in 2018.

During 2015, we incurred restructuring charges from continuing operations of $0.7 million in connection with our reorganization and cost rationalization plan (the "2015 Restructuring Plan"), which primarily consisted of one-time termination benefits.

We did not incur any restructuring charges from continuing operations in 2014.

Legal Settlement Charges

During 2014, we incurred legal settlement charges from continuing operations of $5.9 million in connection with the Company's settlement of two legal matters.

Interest Expense

Interest expense from continuing operations remained relatively consistent for 2016, 2015 and 2014.

Income Tax Expense

For the year ended December 31, 2016, we had an effective income tax rate from continuing operations of 28.1%, compared to an effective income tax rate of 40.2% for the year ended December 31, 2015, primarily due to an income tax benefit of $9.6 million recognized during 2016 related to the reversal of a domestic deferred tax asset valuation allowance initially recorded in the fourth quarter of 2015.

     Our effective income tax rate from continuing operations remained relatively consistent from 2014 to 2015.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had a working capital deficit of $74.3 million, including outstanding aggregate borrowings under our credit facility of $44.8 million due by December 31, 2017.  As of February 28, 2017, we had cash of $20.1 million, and, based upon the pro-forma calculations of compliance with the restrictive covenants under our credit agreement, we anticipate the ability to borrow under the revolving credit facility up to a maximum of $125.0 million through June 8, 2017 and up to a maximum of $79.7 million for the period beginning on June 9, 2017 and ending on June 8, 2018. We believe our cash on hand, cash flows from operations and available borrowings are sufficient to fund our operations, debt payments and capital expenditures for the next twelve months and the foreseeable future.

Cash Flows Provided by Operating Activities

Operating activities during 2016 provided cash of $37.9 million compared to $61.0 million during 2015. The decrease in operating cash flow resulted primarily from the following:

•	a decrease in cash collections on accounts receivable;
•	payments associated with the sale of the TPHS business, including consulting and transaction fees and certain employee-related payments; and
•	increased payments related to restructuring activities, such as severance and lease costs.

These decreases were partially offset by an increase in operating cash flows related to legal settlement payments in 2015 that did not recur in 2016.

Operating activities during 2015 provided cash of $61.0 million compared to $52.1 million during 2014. The increase in operating cash flows resulted primarily from the following:

•	a decrease in day sales outstanding in accounts receivable from 58 days at December 31, 2014 to 53 days at December 31, 2015; and
•	the timing of several significant vendor payments.

Cash Flows Used in Investing Activities

Investing activities during 2016 used $38.9 million in cash, as compared to $37.4 million during 2015, which was primarily due to decreased capital expenditures in 2016 associated with our technology platform, offset by payments made to Sharecare related to the sale of the TPHS business.

Investing activities during 2015 used $37.4 million in cash, as compared to $51.2 million during 2014, which, in each case, primarily consisted of capital expenditures associated with our technology platform.

Cash Flows Provided By/Used in Financing Activities

Financing activities during 2016 provided $1.0 million in cash, while financing activities during 2015 used $21.9 million in cash.  This change is primarily due to a decrease in net payments under the Fifth Amended Credit Agreement during 2016 and increased proceeds from the exercise of stock options.

Financing activities during 2015 used $21.9 million in cash, as compared to $0.2 million during 2014, primarily due to an increase in net payments under the Fifth Amended Credit Agreement during 2015 and the change in our cash overdraft position.

Credit Facility

For a detailed description of the Fifth Amended Credit Agreement, refer to Note 7 of the Notes to Consolidated Financial Statements in this Report.  The Fifth Amended Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at December 31, 2016 of (1) a maximum total funded debt to EBITDA of 3.50 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Fifth Amended Credit Agreement as of December 31, 2016.

Cash Convertible Senior Notes

For a detailed description of the Cash Convertible Notes, Cash Convertible Notes Hedges, Cash Conversion Derivative, and Warrants (as such terms are defined in Note 7 of the Notes to Consolidated Financial Statements) entered into in July 2013, refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report. Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes. Although the Cash Convertible Notes are not currently convertible, the Cash Convertible Notes will become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. The last reported sale price of our common stock as reported on Nasdaq on March 1, 2017 was $28.95 per share.

The estimated fair value based on the last traded price of the Cash Convertible Note at December 31, 2016 was $187.7 million (as discussed in Note 9 of the Notes to Consolidated Financial Statements included in this Report). Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

CareFirst Convertible Note

For a description of the CareFirst Convertible Note and CareFirst Warrants, refer to Note 7 of the Notes to Consolidated Financial Statements included in this Report.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2016:

	Payments due by year ended December 31,
(in thousands)	2017	2018-2019	2020-2021	2022 and After	Total
Deferred compensation plan payments (1)	$6,023	$148	$203	$1,239	$7,613
Long-term debt and related interest (2)	49,213	179,794	—	—	229,007
Operating lease obligations (3)	5,699	10,763	3,858	963	21,283
Capital lease obligations (4)	95	56	—	—	151
Severance and related obligations	4,942	3,539	—	—	8,481
Other contractual cash obligations (5)	3,623	—	—	—	3,623
Total Contractual Cash Obligations	$69,595	$194,300	$4,061	$2,202	$270,158

(1)	Consists of payments under a non-qualified deferred compensation plan and long-term incentive cash awards.

(2)
Consists of scheduled principal payments and estimated interest payments on outstanding borrowings under the Fifth Amended Credit Agreement. Also includes payments in respect of the Cash Convertible Notes and payments of cash interest thereon. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date (see Note 7 of the Notes to Consolidated Financial Statements included in this Report). Total estimated interest payments included in the table above are $4.4 million for 2017 and $1.1 million for 2018 and 2019 combined.

(3)	Excludes cash receipts from sublease contracts of $4.6 million, $11.2 million, $11.4 million, and $6.7 million, respectively.

(4)	Consists of scheduled principal payments on capital lease obligations. Estimated interest payments are zero.

(5)
Other contractual cash obligations primarily include payments related to a joint venture with Gallup that was transferred to Sharecare but for which we agreed to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the joint venture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

Recent Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current contracts and revenue streams. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after

December 15, 2016, including interim reporting periods thereafter. This ASU was adopted in the fourth quarter of 2016 and did not have an impact on our financial statements or footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $2.3 million and $4.1 million as of December 31, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB Issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which we adopted on January 1, 2017.  ASU 2016-09 requires all income tax effects of share-based awards to be recognized in the income statement, which were previously presented as a component of shareholders' equity, on a prospective basis.  In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $6.5 million to our retained earnings as of January 1, 2017.  Regarding the statement of cash flows, the standard (a) requires the presentation of excess tax benefits as an operating activity rather than as a financing activity and (b) that cash paid by the Company when directly withholding shares for tax withholding purposes be classified as a financing activity on a retrospective basis. The standard also allows for an accounting policy election to estimate the number of awards that are expected to vest or to account for forfeitures when they occur. We elected to account for forfeitures as they occur, which did not result in a material cumulative effect adjustment to our retained earnings as of January 1, 2017.  Finally, the standard no longer allows windfall tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted earnings per share ("EPS"), which will result in share-based awards having a more dilutive effect on EPS.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows" (Topic 230) ("ASU 2016-15").  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. We are currently evaluating the potential effects of adopting the provisions of ASU 2016-15.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other", which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU No. 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.6 million for the year ended December 31, 2016.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tivity Health, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (income) loss, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Tivity Health, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP Nashville, Tennessee
March 6, 2017

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$1,602	$233
Accounts receivable, net	50,424	50,608
Prepaid expenses	3,409	7,662
Other current assets	2,250	2,508
Income taxes receivable	426	257
Deferred tax asset	—	7,717
Current assets held for sale within discontinued operations	—	65,802
Total current assets	58,111	134,787

Property and equipment:
Leasehold improvements	10,144	10,009
Computer equipment and related software	23,024	21,832
Furniture and office equipment	8,670	10,136
Capital projects in process	2,079	1,089
	43,917	43,066
Less accumulated depreciation	(35,586)	(33,470)
	8,331	9,596

Other assets	6,688	509
Cash convertible notes hedges	48,361	12,632
Long-term deferred tax asset	59,562	—
Intangible assets, net	29,049	29,526
Goodwill, net	334,680	336,974
Long-term assets held for sale within discontinued operations	—	188,900

Total assets	$544,782	$712,924

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2016	December 31, 2015
Current liabilities:
Accounts payable	$26,029	$21,184
Accrued salaries and benefits	18,686	7,240
Accrued liabilities	33,623	28,384
Other current liabilities	397	226
Current portion of long-term debt	46,046	23,308
Current portion of long-term liabilities	7,582	6,204
Current liabilities held for sale within discontinued operations	—	75,644
Total current liabilities	132,363	162,190

Long-term debt	164,297	208,289
Long-term deferred tax liability	—	23,617
Cash conversion derivative	48,361	12,632
Other long-term liabilities	10,463	25,606

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 38,933,580 and 36,079,446 shares outstanding	39	36
Additional paid-in capital	341,270	303,687
(Accumulated deficit) retained earnings	(119,327)	9,288
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(4,502)	(4,239)
Total stockholders' equity	189,298	280,590

Total liabilities and stockholders' equity	$544,782	$712,924

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$500,998	$452,092	$405,263
Cost of services (exclusive of depreciation and amortization of $3,468, $5,440, and $4,974, respectively, included below)	357,120	318,060	272,400
Selling, general and administrative expenses	39,478	35,546	32,075
Depreciation and amortization	4,085	6,869	7,035
Restructuring and related charges	4,933	702	—
Legal settlement charges	—	—	5,910

Operating income	95,382	90,915	87,843
Interest expense	17,318	17,996	17,449

Income before income taxes	78,064	72,919	70,394
Income tax expense	21,973	29,285	27,558

Net income from continuing operations	$56,091	$43,634	$42,836
Loss from discontinued operations, net of income tax benefit	(184,706)	(74,952)	(48,397)
Net loss	$(128,615)	$(31,318)	(5,561)
Less: net income (loss) attributable to non-controlling interest	496	(371)	—
Net loss attributable to Tivity Health, Inc.	$(129,111)	$(30,947)	$(5,561)

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$1.52	$1.22	$1.21
Discontinued operations	$(5.01)	$(2.08)	$(1.37)
Net loss	$(3.49)	$(0.86)	$(0.16)

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations	$1.47	$1.18	$1.18
Discontinued operations	$(4.86)	$(2.02)	$(1.33)
Net loss	$(3.39)	$(0.84)	$(0.15)

Comprehensive loss	$(128,878)	$(33,509)	$(7,202)

Weighted average common shares and equivalents:
Basic	36,999	35,832	35,302
Diluted	38,075	36,854	36,346

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(128,615)	$(31,318)	$(5,561)
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of income tax of $157, $1, and $44, respectively	239	103	171
Foreign currency translation adjustment	(502)	(2,294)	(1,812)
Total other comprehensive loss, net of tax	$(263)	$(2,191)	$(1,641)
Comprehensive loss	$(128,878)	$(33,509)	$(7,202)

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$—	$35	$283,244	$48,000	(28,182)	$(407)	$302,690
Comprehensive loss	—	—	—	(5,561)	—	(1,641)	(7,202)
Exercise of stock options	—	—	2,851	—	—	—	2,851
Tax effect of stock options and restricted stock units	—	—	(3,737)	—	—	—	(3,737)
Share-based employee compensation expense	—	—	8,349	—	—	—	8,349
Issuance of CareFirst Warrants	—	—	1,639	—	—	—	1,639
Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$304,590
Comprehensive loss	—	—	—	(31,318)	—	(2,191)	(33,509)
Exercise of stock options	—	1	2,466	—	—	—	2,467
Repurchase of common stock	—	—	—	(1,833)	—	—	(1,833)
Tax effect of stock options and restricted stock units	—	—	(5,617)	—	—	—	(5,617)
Share-based employee compensation expense	—	—	10,469	—	—	—	10,469
Issuance of CareFirst Warrants	—	—	2,408	—	—	—	2,408
Proceeds from non-controlling interest	—	—	1,615	—	—	—	1,615
Balance, December 31, 2015	$—	$36	$303,687	$9,288	$(28,182)	$(4,239)	$280,590
Comprehensive loss	—	—	—	(128,615)	—	(263)	(128,878)
Exercise of stock options	—	2	10,000	—	—	—	10,002
Tax effect of stock options and restricted stock units	—	—	(8,947)	—	—	—	(8,947)
Share-based employee compensation expense	—	—	17,538	—	—	—	17,538
Issuance of CareFirst Warrants	—	—	192	—	—	—	192
Conversion of CareFirst note	—	1	19,999	—	—	—	20,000
Settlement of non-controlling interest	—	—	(1,199)	—	—	—	(1,199)
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income from continuing operations	$56,091	$43,634	$42,836
Net loss from discontinued operations	(184,706)	(74,952)	(48,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	31,292	49,855	53,378
Amortization of deferred loan costs	2,209	2,520	1,855
Amortization of debt discount	7,564	7,148	6,757
Share-based employee compensation expense	17,538	10,469	8,349
Loss on sale of MeYou Health	5,325	—	—
Loss on sale of TPHS business	192,034	—	—
Gain on sale of Navvis business	—	(1,873)	—
Equity in (income) loss from joint ventures	(271)	20,229	—
Deferred income taxes	(75,942)	(5,916)	(6,972)
Excess tax benefits from share-based payment arrangements	—	—	(525)
Decrease (increase) in accounts receivable, net	8,330	16,971	(38,130)
Decrease in other current assets	2,819	2,796	1,589
(Decrease) increase in accounts payable	(3,376)	5,248	(9,343)
(Decrease) increase in accrued salaries and benefits	(8,755)	(4,345)	3,165
(Decrease) increase in other current liabilities	(4,825)	(11,764)	26,990
Other	(7,425)	940	10,546
Net cash flows provided by operating activities	$37,902	$60,960	$52,098

Cash flows from investing activities:
Acquisition of property and equipment	$(14,474)	$(34,730)	$(42,991)
Investment in joint ventures	(1,298)	(5,881)	(7,050)
Proceeds from sale of MeYou Health	5,156	—	—
Proceeds from sale of Navvis	—	4,369	—
Payments related to sale of TPHS business	(27,469)	—	—
Other	(787)	(1,121)	(1,164)
Net cash flows used in investing activities	$(38,872)	$(37,363)	$(51,205)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	515,666	572,981	467,126
Payments of long-term debt	(527,115)	(597,837)	(481,515)
Excess tax benefits from share-based payment arrangements	—	—	525
Exercise of stock options	10,002	2,467	2,851
Repurchase of common stock	—	(1,833)	—
Deferred loan costs	(424)	(892)	(391)
Proceeds from non-controlling interest	—	1,615	—
Change in cash overdraft and other	2,834	1,648	11,227
Net cash flows provided by (used in) financing activities	$963	$(21,851)	$(177)

Effect of exchange rate changes on cash	$(261)	$(1,641)	$(1,535)

Less: net (decrease) increase in discontinued operations cash and cash equivalents	$(1,637)	$388	$(347)

Net increase (decrease) in cash and cash equivalents	$1,369	$(283)	$(472)

Cash and cash equivalents, beginning of period	233	516	988

Cash and cash equivalents, end of period	$1,602	$233	$516

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,474	$8,303	$9,503
Cash paid during the period for income taxes	$1,458	$262	$2,399

Noncash Activities:
Issuance of CareFirst Warrants	$192	$2,408	$1,639
Assets acquired through capital lease obligation	$—	$898	$6,702
Conversion of CareFirst Convertible Note	$20,000	$—	$—

See accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015, and 2014

1.	Summary of Significant Accounting Policies

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® fitness and WholeHealth LivingTM, we are focused on targeted population health for those aged 50 and older. In January 2017, we rebranded and changed the name of the Company from Healthways, Inc. to Tivity Health, Inc. to better align with our portfolio of fitness and health improvement programs.

Our results from continuing operations do not include the results of the total population health services ("TPHS") business, which we sold effective July 31, 2016.  The TPHS business included our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Dean Ornish's Program for Reversing Heart Disease™, respectively), our joint venture with Gallup, Inc. ("Gallup"), Navvis Healthcare, LLC ("Navvis"), MeYou Health, LLC ("MeYou Health"), and our international operations, including our joint venture with SulAmérica.  While Navvis and MeYou Health were part of our TPHS business, they were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.

On March 11, 2015, we formed a joint venture with SulAmérica, one of the largest independent insurers in Brazil, to sell total population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture, Healthways Brasil Servicos de Consultoria LTDA ("Healthways Brazil"). We determined that our interest in Healthways Brazil represented a controlling financial interest and, therefore, prior to selling the TPHS business, consolidated the financial statements of Healthways Brazil and presented a non-controlling interest for the portion owned by SulAmérica. The net assets and results of operations of Healthways Brazil are included within discontinued operations in the accompanying Consolidated Financial Statements.

We have reclassified certain items in prior periods to conform to current classifications.  As used throughout these notes to the Consolidated Financial Statements, unless the context otherwise indicates, the terms "we," "us," "our," or the "Company" refer collectively to Tivity Health, Inc. and its wholly-owned subsidiaries.

a.	Principles of Consolidation – See discussion above regarding the TPHS business, including a non-controlling interest. We have eliminated all intercompany profits, transactions and balances.

b.	Cash and Cash Equivalents - Cash and cash equivalents primarily include cash on deposit.

c.
Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed, net of contractual allowances (reflected as a reduction of revenue) and allowances for doubtful accounts (reflected as selling, general and administrative expenses). These combined allowances totaled $0.7 million at both December 31, 2016 and December 31, 2015. Unbilled receivables primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers fitness solution, billed one month in arrears.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts and for contractual allowances (such as data reconciliation differences) on a specific identification basis.

d.
Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $3.6 million, $6.3 million, and $6.5 million, respectively, including depreciation of assets recorded under capital leases.

e.	Other Assets - Other assets consist primarily of an adjustable convertible equity right (see Note 3).

f.
Intangible Assets - Intangible assets subject to amortization include customer contracts, acquired technology, and distributor and provider networks, which we amortized on a straight-line basis over estimated useful lives ranging from three to ten years. All intangible assets subject to amortization were fully amortized at December 31, 2016.

We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If we determine that the carrying value of identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

Intangible assets not subject to amortization at December 31, 2016 and 2015 consist of a trade name of $29.0 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 5 for further information on intangible assets.

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

h.	Accounts Payable - Accounts payable consists of short-term trade obligations and includes cash overdrafts attributable to disbursements not yet cleared by the bank.

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

j.	Revenue Recognition - We recognize revenue as services are performed when persuasive evidence of an arrangement exists, collectability is reasonably assured, and amounts are fixed or determinable.

Our fees are generally billed per member per month ("PMPM"), upon member participation, or a combination of both. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. Some of our contracts, predominantly within the now disposed TPHS business, were performance-based and placed a portion of our fees at risk based on achieving certain performance metrics, cost savings, and/or clinical outcomes improvements.

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

We are currently evaluating the impact that the adoption of ASU No. 2014-09 (as discussed under "Recent Relevant Accounting Standards" below) will have on our revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures, and control framework.

k.
Earnings (Loss) Per Share – We calculate basic earnings (loss) per share using weighted average common shares outstanding during the period.  We calculate diluted earnings (loss) per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period unless the impact would be anti-dilutive. See Note 15 for a reconciliation of basic and diluted earnings (loss) per share.

l.
Share-Based Compensation – We recognize all share-based payments to employees in the consolidated statements of operations over the required vesting period based on estimated fair values at the date of grant.  See Note 13 for further information on share-based compensation.

m.
Derivative Instruments and Hedging Activities – We use derivative instruments to manage risks related to interest expense and the cash convertible senior notes (as discussed in Note 7). We account for derivatives in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our interest rate swaps are presented on a net basis by counterparty in the consolidated balance sheets. See Note 10 for further information on derivative instruments and hedging activities.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current contracts and revenue streams. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective the beginning of fiscal year 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. This ASU was adopted in the fourth quarter of 2016 and did not have an impact on our financial statements or footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. This ASU was adopted in the first quarter of 2016 and has been applied on a retrospective basis to all periods presented. The adoption of this standard resulted in debt issuance costs being presented as a direct deduction from the carrying amount of the related debt liability and totaled $2.3 million and $4.1 million as of December 31, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB Issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which we adopted on January 1, 2017.  ASU 2016-09 requires all income tax effects of share-based awards to be recognized in the income statement, which were previously presented as a component of shareholders' equity, on a prospective basis.  In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which will result in an increase of $6.5 million to our retained earnings as of January 1, 2017.  Regarding the statement of cash flows, the standard requires the presentation of excess tax benefits as an operating activity rather than as a financing activity and that cash paid by the Company when directly withholding shares for tax withholding purposes be classified as a financing activity on a retrospective basis. The standard also allows for an accounting policy election to estimate the number of awards that are expected to vest or to account for forfeitures when they occur. We elected to account for forfeitures as they occur, which did not result in a material cumulative effect adjustment to our retained earnings as of January 1, 2017.  Finally, the standard no longer allows windfall tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted earnings per share ("EPS"), which will result in share-based awards having a more dilutive effect on EPS.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows" (Topic 230) ("ASU 2016-15").  ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU 2016-15.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other", which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU No. 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet determined the effect of the standard on our consolidated financial statements and related disclosures.

3.	Discontinued Operations

    On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Sharecare, Inc. ("Sharecare"), and Healthways SC, LLC ("Healthways SC"), a newly formed Delaware limited liability company and wholly owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business, which closed effective July 31, 2016 ("Closing").

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million, which will be convertible into shares of common stock of Sharecare 24 months after the Closing, at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.  Additionally, pursuant to the Purchase Agreement, we paid Sharecare $25.0 million in cash at the Closing to fund projected losses of the TPHS business during the year following the Closing (the "Transition Year"). Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the joint venture with Gallup was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the joint venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments that began in the fourth quarter of the 2016 calendar year and end in the fourth quarter of the 2017 calendar year. As of December 31, 2016, this obligation totaled $3.3 million and was included in accrued liabilities.

 The Purchase Agreement provided for post-closing adjustments based on (i) net working capital (which is expected to result in an increase in the face amount of the ACER due to a net working capital surplus, as further discussed below), (ii) negative cash flows of the TPHS business during the Transition Year in excess of $25.0 million (which may result in a reduction in the face amount of the ACER up to a maximum reduction of $20.0 million), and (iii) any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments).

We recorded the ACER net of the $20.0 million face value maximum negative cash flow adjustment, or $10.0 million face value, at its estimated fair value of $2.7 million as of the Closing.  We have classified this amount as an equity receivable included in other assets.  We will record the $20.0 million face value contingent portion of the ACER at its estimated fair value as of the date the contingency is resolved, expected to be approximately 12 months from Closing. As of December 31, 2016, we recorded an estimate of the net working capital adjustment (a surplus), which resulted in an estimated fair value of the ACER of $5.7 million.  The working capital adjustment is subject to the review process set forth in the Purchase Agreement.

The terms of the Purchase Agreement also impacted other existing contractual commitments, including the elimination of the minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC ("HP").

Effective July 31, 2016, in connection with the Closing, the Company and CareFirst Holdings, LLC ("CareFirst"), agreed to terminate the Investment Agreement between them (see Note 7).  Also in connection with the Closing, all of the Commercial Agreements (defined in Note 7) between the Company and CareFirst relating to the TPHS business were transferred to Healthways SC that, effective at the Closing, became a wholly-owned subsidiary of Sharecare.  As a result, CareFirst no longer has the opportunity to earn CareFirst Warrants in respect of the periods following the Closing.  The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the disposition of the TPHS business:
(In thousands)	December 31, 2015
Cash and cash equivalents	$1,637
Accounts receivable, net	57,587
Prepaid expenses	2,545
Other current assets	2,722
Income taxes receivable	819
Deferred tax asset	492
Property and equipment, net	146,404
Other assets	10,705
Intangible assets, net	31,791

Total assets	$254,702

Accounts payable	$19,851
Accrued salaries and benefits	14,380
Accrued liabilities	21,690
Deferred revenue	6,931
Contract billings in excess of earned revenue	12,792

Total liabilities	$75,644

The following table presents financial results of the TPHS business included in "loss from discontinued operations" for the years ended December 31, 2016, 2015, and 2014.
	Year Ended December 31,
(In thousands)	2016	2015	2014

Revenues	$151,780	$318,506	$336,920
Cost of services	173,302	317,849	325,243
Selling, general & administrative expenses	18,594	32,928	33,434
Depreciation and amortization	27,207	42,986	46,343
Restructuring and related charges	8,626	14,395	—
Legal settlement charges	—	—	11,805
Equity in income (loss) from joint ventures	243	(20,229)	(637)
Pretax loss on discontinued operations	(75,706)	(109,881)	(80,542)
Pretax gain on sale of Navvis business	—	1,873	—
Pretax loss on sale of MeYou Health business	(4,826)	—	—
Pretax loss on sale of TPHS business	(202,095)	—	—
Total pretax loss on discontinued operations	(282,627)	(108,008)	(80,542)
Income tax benefit	(97,921)	(33,056)	(32,145)
Loss from discontinued operations, net of income tax benefit	$(184,706)	$(74,952)	$(48,397)

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:
	Year Ended December 31,
(In thousands)	2016	2015	2014
Depreciation and amortization on discontinued operations	$27,207	$42,986	$46,343
Capital expenditures on discontinued operations	10,258	29,984	38,669
Assets acquired through capital lease obligations	—	898	6,321
Share-based compensation on discontinued operations	10,144	3,404	3,359

4.	Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2016, 2015, and 2014 is shown below:

(In thousands)
Balance, December 31, 2013	$338,800
Other adjustments	—
Balance, December 31, 2014	338,800
Navvis sale	(1,826)
Balance, December 31, 2015	336,974
MeYou Health sale	(2,294)
Balance, December 31, 2016	$334,680

On November 1, 2015, we sold Navvis, a provider of healthcare consulting and advisory services, for $4.4 million in cash, which resulted in a gain of $1.9 million.

In June 2016, we sold the assets of MeYou Health, a wholly-owned subsidiary of the Company that was engaged in the business of developing and delivering certain digital health applications, for $5.5 million in cash and additional contingent consideration up to $1.5 million, which resulted in a loss of $4.8 million. This loss is included in loss from discontinued operations in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2016.

No goodwill was allocated to the disposal group in connection with the sale of the TPHS business.

As of December 31, 2016 and December 31, 2015, the gross amount of goodwill totaled $517.0 million and $519.3 million, respectively, and we had accumulated impairment losses of $182.4 million.

5.	Intangible Assets

Intangible assets subject to amortization at December 31, 2016 consisted of the following.

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$6,422	$(6,422)	$—
Distributor and provider networks	8,709	(8,709)	—
Total	$15,131	$(15,131)	$—

Intangible assets subject to amortization at December 31, 2015 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$6,422	$(6,422)	$—
Distributor and provider networks	8,709	(8,232)	477
Total	$15,131	$(14,654)	$477

As all intangible assets subject to amortization were fully amortized as of December 31, 2016, no amortization expense is expected over the next five years and thereafter.  Total amortization expense for the years ended December 31, 2016, 2015, and 2014 was $0.5 million for each of these years.

Intangible assets not subject to amortization at December 31, 2016 and 2015 consist of a tradename of

$29.0 million.

Intangible assets related to the disposition of the TPHS business include the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts	$12,170	$(12,044)	$126
Acquired technology	12,126	(11,525)	601
Patents	24,832	(19,121)	5,711
Perpetual license to survey-based data	32,000	(6,695)	25,305
Other	530	(482)	48
Total	$81,658	$(49,867)	$31,791

6.	Income Taxes

Income tax expense is comprised of the following:

(In thousands)	Year Ended December 31,
	2016	2015	2014
Current taxes
Federal	$(426)	$457	$483
State	311	670	263

Deferred taxes
Federal	18,910	23,342	22,936
State	3,178	4,816	3,876

Total	$21,973	$29,285	$27,558

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax asset and liability as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015

Deferred tax asset:
Accruals and reserves	$4,085	$9,809
Deferred compensation	4,344	6,010
Share-based payments	5,818	8,344
Net operating loss carryforwards	68,271	30,545
Capital loss carryforwards	11,861	—
Cash conversion derivative and cash convertible notes hedge, respectively	4,592	9,539
Basis difference on joint ventures	1,621	6,466
Other assets	4,297	3,933
	104,889	74,646
Valuation allowance	(15,176)	(13,594)
	$89,713	$61,052
Deferred tax liability:
Property and equipment	$(2,386)	$(49,645)
Intangible assets	(21,520)	(17,666)
Cash convertible notes hedge and cash conversion derivative, respectively	(4,592)	(9,539)
Other liabilities	(1,653)	(102)

	(30,151)	(76,952)
Net deferred tax asset (liability)	$59,562	$(15,900)

Net current deferred tax asset	$—	$7,717
Net long-term deferred tax asset (liability)	59,562	(23,617)
	$59,562	$(15,900)

At December 31, 2016, we provided valuation allowances for $3.3 million of deferred tax assets associated with our international net operating loss carryforwards and $11.9 million for deferred tax assets related to capital loss carryforwards incurred in the sale of the TPHS business.  As a result, we recorded a total increase in our valuation allowance of $1.6 million for the year ended December 31, 2016.  Of the change in valuation allowance for 2016, $9.6 million of income tax benefit was allocated to continuing operations that related to the reversal of a valuation allowance on domestic deferred tax assets initially recorded at December 31, 2015.  We believe that the projected core earnings of the remaining business will be sufficient to utilize the net operating losses within the expiration period.  The $11.2 million offsetting increase in valuation allowance for 2016 related to international net operating loss and capital loss carryforwards and was allocated to discontinued operations. Our valuation allowance as of December 31, 2016 is $15.2 million.

At December 31, 2016, we had international net operating loss carryforwards totaling approximately $12.8 million with an indefinite carryforward period, approximately $177.6 million of federal net operating loss carryforwards, approximately $207.2 million of state net operating loss carryforwards expiring between 2017 and 2036, and approximately $30.0 million of capital loss carryforwards expiring in 2021. Of the federal loss carryforwards, $6.9 million originating from acquired entities is subject to an annual limitation under Internal Revenue Code Section 382 and expire in 2021, if not utilized. The remainder of the federal net operating loss carryforwards will expire between 2035 and 2036.

Pursuant to ASC Topic 718-740, "Stock Compensation", we are tracking in a separate memo account the portion of our cumulative net operating losses attributable to excess tax deductions from share-based payment awards, which totaled $16.5 million and $4.0 million at December 31, 2016 and December 31, 2015, respectively. The tax benefits related to these amounts were not included in our gross or net deferred tax assets and were not recorded to additional paid-in capital since the related tax deduction would not have reduced cash taxes payable.  Upon the adoption of ASU 2016-09 on January 1, 2017, these previously unrecognized excess tax benefits will be recorded as a cumulative-effect adjustment to retained earnings as of January 1, 2017.  For 2014, the tax benefit of share-based compensation, excluding the tax benefit related to the deferred tax asset for share-based payments, was recorded as additional paid-in capital.

We recorded a tax effect of $157,000, $1,000, and $44,000 in 2016, 2015 and 2014, respectively, related to our interest rate swap agreements to stockholders' equity as a component of accumulated other comprehensive income (loss).

After the sale of the TPHS business, we determined that the undistributed earnings of the Company's remaining foreign subsidiaries were not permanently reinvested.  As a result, we recorded a $1.6 million deferred tax liability on $13.9 million of undistributed earnings at December 31, 2016.  At December 31, 2015, the undistributed earnings were considered to be indefinitely reinvested, and no U.S. federal or state income taxes were recorded thereon.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014

Statutory federal income tax	$27,321	$25,522	$24,638
State income taxes, less federal income tax benefit	3,801	3,488	3,334
Permanent items	954	167	230
Change in valuation allowance	(9,615)	—	—
Prior year tax adjustments	(444)	108	6
State income tax credits	(44)	—	(650)
Income tax expense	$21,973	$29,285	$27,558

Uncertain Tax Positions

As of December 31, 2016, we had no unrecognized tax benefits that would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During 2015, we included an immaterial amount of net interest related to uncertain tax positions as a component of income tax expense. During 2016 and 2014, there were no interest and penalties related to unrecognized tax benefits recorded as income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2014	$253
Decreases based upon settlements with taxing authorities	(253)
Unrecognized tax benefits at December 31, 2015	$—
Increases (decreases) in 2016	—
Unrecognized tax benefits at December 31, 2016	$—

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Our 2014 federal income tax return is currently under IRS examination.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2013 to present.

7.	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consists of the following at December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015
Cash Convertible Notes, net of unamortized discount	$137,859	$130,296
CareFirst Convertible Note	—	20,000
Fifth Amended Credit Agreement:
Term Loan	60,000	80,000
Revolver	13,500	—
Capital lease obligations and other	1,270	5,374
	212,629	235,670
Less: deferred loan costs	(2,286)	(4,073)
	210,343	231,597
Less: current portion	(46,046)	(23,308)
	$164,297	$208,289

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Fifth Amended Credit Agreement").  As amended in August 2016 and further described below, the Fifth Amended Credit Agreement provides us with a $125 million revolving credit facility that includes a swingline sub facility of $20 million and a $75 million sub facility for letters of credit.  The Fifth Amended

Credit Agreement also provides a $200 million term loan facility, $60 million of which remained outstanding at December 31, 2016, and an uncommitted incremental accordion facility of $100 million.

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

 On August 4, 2016, we entered into the Eighth Amendment to the Fifth Amended Credit Agreement (the "Eighth Amendment").  The Eighth Amendment (1) extends the expiration date of the Company's revolving credit facility and the maturity date of the Company's term loan facility under the Fifth Amended Credit Agreement from June 8, 2017 to June 8, 2018 (the "Extended Maturity Date") and (2) amends the definition of "Consolidated EBITDA" to include an add-back for certain non-cash gains and losses and to take into account certain financial consequences of the sale by the Company of its TPHS business to Sharecare pursuant to the terms of the Purchase Agreement.  The Eighth Amendment contemplates that some lenders might not agree to the Extended Maturity Date and preserved June 8, 2017 as the non-extended maturity date (the "Non-Extended Maturity Date") for such lenders.  Lenders holding $45.3 million of the revolving commitments and $25.4 million of outstanding term loans as of August 4, 2016 did not consent to the Extended Maturity Date.  On the Non-Extended Maturity Date, the revolving commitments of non-consenting revolving lenders will terminate and any outstanding term loans and revolving loans owed to non-consenting lenders must be paid in full.  The outstanding revolving loans under the revolving credit facility held by consenting lenders must be paid in full on June 8, 2018.  We are required to repay term loans in quarterly principal installments aggregating 2.500% of the original aggregate principal amount of the term loans ($5.0 million) during each of the remaining quarters prior to maturity on June 8, 2018, at which time the entire unpaid principal balance of the term loans held by consenting lenders is due and payable.

The impact of the Eighth Amendment on the maturity of our debt is reflected in our balance sheet.  As of December 31, 2016, availability under the revolving credit facility totaled $103.8 million. Based upon the pro-forma calculations of compliance with the restrictive covenants under our credit agreement, we anticipate the ability to borrow under the revolving credit facility up to a maximum of $125.0 million through June 8, 2017 and up to a maximum of $79.7 million for the period beginning on June 9, 2017 and ending on June 8, 2018.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2016. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2016 and December 31, 2015. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstances. The initial cash conversion rate is approximately 51.38 shares of our common stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $19.46 per share of common stock). The Cash Convertible Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes. As a result of this transaction, we recognized deferred loan costs of approximately $3.9 million, which are being amortized over the term of the Cash Convertible Notes using the effective interest method.

Although the Cash Convertible Notes are not currently convertible, the Cash Convertible Notes will become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share.  Even if holders do not elect to convert their Cash Convertible Notes, we would be required under applicable accounting rules to reclassify the outstanding principal of the Cash Convertible Notes that are convertible as a current rather than long-term liability.

The cash conversion feature of the Cash Convertible Notes (the "Cash Conversion Derivative") requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is recorded in other long-term liabilities as a derivative liability and carried at fair value. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the year ended December 31, 2016, we recorded $7.6 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at December 31, 2016 and December 31, 2015 was $137.9 million and $130.3 million, respectively, net of the unamortized discount of $12.1 million and $19.7 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. The Cash Convertible Notes Hedges are recorded in other assets as a derivative asset under ASC Topic 815 and are carried at fair value.  See Note 10 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values as of December 31, 2016.

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

CareFirst Convertible Note

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst Holdings, LLC ("CareFirst"), which was in addition to certain commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements"). Pursuant to the Investment Agreement, we issued to CareFirst a convertible subordinated promissory note in the aggregate original principal amount of $20 million (the "CareFirst Convertible Note") for a purchase price of $20 million. The CareFirst Convertible Note bore interest at a rate of 4.75% per year, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each calendar year, beginning on December 31, 2013. The CareFirst Convertible Note could be prepaid only under limited circumstances and upon the terms and conditions specified therein. If the CareFirst Convertible Note had not been fully converted or redeemed in accordance with its terms, it would have matured on October 1, 2019.  The CareFirst Convertible Note was subordinate in right of payment to the prior payment in full of (a) all of our indebtedness under the Fifth

Amended Credit Agreement (as defined below) and (b) any other of our senior debt, which currently includes only the Cash Convertible Notes.

The CareFirst Convertible Note was convertible into shares of our common stock at the conversion rate determined by dividing (a) the sum of the portion of the principal to be converted and accrued and unpaid interest with respect to such principal by (b) the conversion price equal to $22.41 per share of our common stock.  The conversion price was subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications and similar events. In October 2016, CareFirst elected to convert the full amount of the CareFirst Convertible Note into 892,458 shares of our common stock with a conversion price equal to $22.41 per share.

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

Effective July 31, 2016, in connection with the consummation of the sale of the TPHS business (as discussed in Note 3), the Investment Agreement was terminated, and all of the Commercial Agreements between the Company and CareFirst relating to the TPHS business were transferred to an entity that, effective at the Closing, became a wholly-owned subsidiary of Sharecare, the buyer of the TPHS business.  As a result, CareFirst no longer has the opportunity to earn the CareFirst Warrants in respect of the periods following the Closing. The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement. As of July 31, 2016, we had issued 630,586 CareFirst Warrants at a weighted average exercise price of $15.61, 39,903 of which were issued in 2016. In September 2016, CareFirst exercised its right to convert 590,683 CareFirst Warrants for a total of 218,162 shares of our common stock in accordance with the terms of the Investment Agreement. In December 2016, CareFirst exercised its right to convert the remaining 39,903 CareFirst Warrants for a total of 18,104 shares of our common stock in accordance with the terms of the Investment Agreement.

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Fifth Amended Credit Agreement and the Cash Convertible Notes for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2017	$44,831
2018	178,669
2019	—
2020	—
2021	—
2022 and thereafter	—
Total	$223,500

8.	Commitments and Contingencies

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

Contractual Commitments

In October 2012, we entered into a joint venture agreement with Gallup (the "Gallup Joint Venture") that required us to make payments over a five year period beginning January 2013. Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the Gallup Joint Venture was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the joint venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments that began in the fourth quarter of the 2016 calendar year and end in the fourth quarter of 2017. As of December 31, 2016, this obligation totaled $3.3 million and was included in accrued liabilities. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these are a part of the TPHS business that we sold.

In May 2011, we entered into a ten-year applications and technology services outsourcing agreement with HP that contained minimum fee requirements. As a result of the sale of the TPHS business, the minimum fee requirements under our technology services outsourcing agreement with HP were eliminated.

9.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Based on our estimate of fair value prior to the disposition of the TPHS business, we determined in 2015 that the present value of our remaining contractual cash obligations in the Gallup Joint Venture exceeded the estimated fair value, resulting in the recognition of a liability associated with the forward option to acquire additional membership interest (the "Gallup Derivative"). Prior to July 31, 2016 and the sale of the TPHS business, the Gallup

Derivative was recorded as a derivative liability in accordance with FASB ASC Topic 815 and was carried at fair value.  Upon the sale of the TPHS business, we remain obligated to Sharecare for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture as discussed in Note 8 above.  These payment obligations are recorded as a liability at December 31, 2016 but not as a derivative; since the Gallup Joint Venture was transferred to Sharecare, the Gallup Derivative was written off to discontinued operations.

Further, we measure certain assets at fair value on a nonrecurring basis in the fourth quarter of the year, including the following:

•	reporting units measured at fair value as part of a goodwill impairment test; and

•	indefinite-lived intangible assets measured at fair value for impairment assessment.

Each of these assets above is classified as Level 3 within the fair value hierarchy.

During the fourth quarter of 2016, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Following the sale of the TPHS business effective July 31, 2016, a single reporting unit remains.  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. Based on our qualitative assessment, we determined that the carrying value of goodwill was not impaired.

Also during the fourth quarter of 2016, we estimated the fair value of our indefinite-lived intangible asset, a tradename, using a present value technique, which required management's estimate of future revenues attributable to this tradename, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename. We determined that the carrying value of the tradename was not impaired based upon the impairment review.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

(In thousands) December 31, 2016	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Cash Convertible Notes Hedges	48,361	48,361	—	48,361
Liabilities:
Cash Conversion Derivative	48,361	48,361	—	48,361

(In thousands) December 31, 2015	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Foreign currency exchange contracts	$284	$—	$284	$(26)	$258
Cash Convertible Notes Hedges	—	12,632	12,632	—	12,632
Liabilities:
Foreign currency exchange contracts	$48	$—	$48	$(26)	$22
Interest rate swap agreements	397	—	397	—	397
Cash Conversion Derivative	—	12,632	12,632	—	12,632
Gallup Derivative	—	6,339	6,339	—	6,339

(1) This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exists.

The fair values of forward foreign currency exchange contracts were valued using broker quotations of similar assets or liabilities in active markets. The fair values of interest rate swap agreements were primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads. The fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative are measured using Level 3 inputs because these instruments are not actively traded. The Cash Convertible Notes Hedges and the Cash Conversion Derivative are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock and other factors. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of comprehensive income (loss). Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2015	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at December 31, 2016
Cash Convertible Notes Hedges	$12,632	$—	$—	$35,729	$48,361
Cash Conversion Derivative	(12,632)	—	—	(35,729)	(48,361)
Gallup Derivative	$(6,339)	$—	$6,339	$—	$—

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of comprehensive income (loss). The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the interest rate swap agreements, the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2016 was as follows:

Cash and cash equivalents – The carrying amount of $1.6 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Fifth Amended Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 7), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above. The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Fifth Amended Credit Agreement at December 31, 2016 are $73.5 million and $73.5 million, respectively.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at December 31, 2016 was $187.7 million, which is based on the most recent trading price of the Cash Convertible Notes as of December 31, 2016, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at December 31, 2016 was $137.9 million, which is net of the debt discount discussed in Note 7.

10.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest (through December 30, 2016), the Cash

Convertible Notes, and, prior to the sale of the TPHS business, foreign currencies and the fair value of the Gallup Derivative. We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our prior interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI"). Cash flow hedges for all periods presented consist solely of interest rate swap agreements, which effectively modified our exposure to interest rate risk by converting a portion of our floating rate debt to fixed rate obligations, thus reducing the impact of interest rate changes on future interest expense. Under these agreements, we received a variable rate of interest based on LIBOR (as defined in Note 7), and we paid a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 7). We maintained an interest rate swap agreement that had a termination date of December 30, 2016, and as of December 31, 2016, we maintained no other interest rate swap agreements. Gains and losses on interest rate swap agreements were reclassified to interest expense in the same period during which the hedged transaction affected earnings or the period in which all or a portion of the hedge became ineffective.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the years ended December 31, 2016 and 2015:

(In thousands)	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2016	December 31, 2015
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	110	253
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(507)	(354)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the years ended December 31, 2016 and 2015, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges and, prior to July 31, 2016, Gallup Derivative and foreign currency options and/or forward contracts, do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). Other than the Gallup Derivative described in Note 9, these derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the years ended December 31, 2016 and 2015.

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

	Year Ended December 31,
(In thousands)	2016	2015	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized (loss) gain	$35,729	$(35,393)	Selling, general and administrative expense
Cash Conversion Derivative:
Net unrealized gain (loss)	$(35,729)	$35,393	Selling, general and administrative expense
Gallup Derivative:
Net gain (loss)	4,823	(7,325)	Loss from discontinued operations

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

Financial Instruments

The estimated gross fair values of derivative instruments at December 31, 2016 and December 31, 2015, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

	December 31, 2016	December 31, 2015
(In thousands)	Cash Convertible Notes Hedges and Cash Conversion Derivative	Foreign Currency exchange contracts	Interest rate swap agreements	Cash Convertible Notes Hedges and Cash Conversion Derivative	Gallup Derivative
Assets:
Derivatives not designated as hedging instruments:
Other current assets	$—	$284	$—	$—	$—
Other assets	48,361	—	—	12,632	—
Total assets	$48,361	$284	$—	$12,632	$—
Liabilities:
Derivatives not designated as hedging instruments:
Accrued liabilities	$—	$48	$—	$—	$3,323
Other long-term liabilities	48,361	—	—	12,632	3,016
Derivatives designated as hedging instruments:
Accrued liabilities	—	—	397	—	—
Total liabilities	$48,361	$48	$397	$12,632	$6,339
See also Note 9 for more information on fair value measurements.

11.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of the Cash Conversion Derivative (see Notes 9 and 10), accrued severance and restructuring liabilities, deferred rent (see Note 12), and a deferred compensation plan.

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

As of December 31, 2016 and 2015, other long-term liabilities included vested amounts under the non-qualified deferred compensation plan of $1.6 million and $4.4 million, respectively, net of the current portions of $5.9 million and $4.1 million, respectively. For the next five years ending December 31, 2021 we must make estimated plan payments of $5.9 million, $0.1 million, $37,000, $0.2 million, and $10,000, respectively.

12.	Leases

We maintain operating lease agreements principally for our office spaces. We lease approximately 264,000 square feet of office space for our corporate headquarters in Franklin, Tennessee, approximately 221,000 square feet of which is subleased.  This lease commenced in March 2008 and expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona, and approximately 13,000 square feet of office space in Sterling, Virginia.  The Chandler, Arizona lease began in April 2009 and expires in April 2020.

Our corporate office lease agreement in Tennessee contains escalation clauses and provides for two renewal options of five years each at then prevailing market rates. The base rent for the initial 15-year term ranges from $4.3 million to $6.6 million per year over the term of the lease. The landlord provided a tenant improvement allowance equal to approximately $10.7 million. We record leasehold improvement incentives as deferred rent and amortize them as reductions to rent expense over the lease term.

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods. For the years ended December 31, 2016, 2015, and 2014, rent expense under lease agreements was approximately $4.2 million, $3.7 million, and $2.0 million, respectively. Our capital lease obligations are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total cash receipts from subleases of $33.9 million, under all capital leases and non-cancelable operating leases for each of the next five years and thereafter:

(In thousands)	Capital	Operating
Year ending December 31,	Leases	Leases
2017	$95	$5,699
2018	56	5,336
2019	—	5,427
2020	—	2,999
2021	—	859
2022 and thereafter	—	963
Total minimum lease payments	$151	$21,283
Less amount representing interest	—
Present value of minimum lease payments	151
Less current portion	95
	$56

13.	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  During the year ended December 31, 2016, we had four types of share-based awards outstanding under these plans: stock options, restricted stock units, restricted stock and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant. The options generally vest over four years based on service conditions and expire ten years from the date of grant. Restricted stock units and restricted stock awards generally vest over three or four years. Market stock units granted during the years ended December 31, 2016 and December 31, 2015 have a multi-year performance period ending in 2019 and 2018, respectively, and will vest at the end of the applicable three-year performance period based on total shareholder return.

We recognize share-based compensation expense for options, restricted stock units, and restricted stock awards on a straight-line basis over the vesting period. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan). At December 31, 2016, we had reserved approximately 1.1 million shares for future equity grants under our stock incentive plan.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2016, 2015 and 2014. We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2016	2015 (2)	2014
Total share-based compensation	$17.5	$10.5	$8.3
Share-based compensation included in cost of services	1.2	0.9	1.0
Share-based compensation included in selling, general and administrative expenses	5.9	6.0	3.9
Share-based compensation included in restructuring and related charges	0.3	0.2	—
Share-based compensation included in discontinued operations(1)	10.1	3.4	3.4
Total income tax benefit recognized	2.9	2.8	2.0

(1)
Includes the acceleration of vesting of all unvested stock options, market stock units and restricted stock units held by two former senior executives as of the Closing who had accepted employment with Sharecare.

(2)
Includes the acceleration of vesting in May 2015 of all unexercisable stock options and unvested time-based restricted stock units held by our former president and chief executive officer at the time of the termination of his employment.

As of December 31, 2016, there was $11.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

In connection with the sale of the TPHS business, we modified approximately 92,000 options, 396,000 restricted stock units, and 75,000 market stock units by accelerating the vesting dates to July 31, 2016 (the date on which the sale of the TPHS business was consummated) for approximately 100 employees of the TPHS business.  This resulted in share-based compensation expense of $7.4 million, all of which is included in discontinued operations.

Stock Options

We use a lattice-based binomial option valuation model ("lattice binomial model") to estimate the fair values of stock options. We base expected volatility on historical volatility due to the low volume of traded options on our stock. The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model. No stock options were granted during the years ended December 31, 2016 or 2015.

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates under each of the option valuation models for the year ended December 31, 2014:

Year Ended December 31, 2014

Weighted average grant-date fair value of options per share	$9.05

Assumptions:
Expected volatility	54.6%
Expected dividends	—
Expected term (in years)	4.7
Risk-free rate	2.4%

A summary of option activity as of December 31, 2016 and the changes during the year then ended is presented below:
Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2016	2,121	$13.34
Granted	—	—
Exercised	(955)	11.77
Forfeited	(40)	13.65
Expired	(102)	21.27
Outstanding at December 31, 2016	1,024	$14.02	4.7	$9,972
Exercisable at December 31, 2016	899	$13.95	4.4	$8,930

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2016, 2015 and 2014 was $10.2 million, $5.3 million, and $1.1 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2016 was $10.0 million. No actual tax benefit was realized during 2016 for the tax deductions from option exercises. We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units and market stock units.

Nonvested Shares

The fair value of restricted stock and restricted stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $12.37, $11.97, and $16.72, respectively. The fair value of market stock units is determined based on the closing bid price of the Company's common stock on the grant date, except that the Monte Carlo simulation valuation model is used to determine the fair value of market stock units with a market condition. The weighted average grant-date fair value of all market stock units granted during the years ended December 31, 2016 and 2015 was $10.67 and $6.53, respectively. No market stock units were granted during 2014.  The weighted average grant-date fair value of performance-based stock units granted during the year ended December 31, 2014 was $14.77. No performance-based stock units were granted during 2015 or 2016, and there are no performance-based stock units outstanding as of December 31, 2016.

The two tables below set forth a summary of our nonvested shares as of December 31, 2016 as well as activity during the year then ended. The total grant-date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $13.9 million, $5.2 million, and $2.5 million, respectively.

The following table shows a summary of our restricted stock and restricted stock units as of December

31, 2016, as well as activity during the year then ended:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	1,618	$12.35
Granted	967	12.37
Vested	(1,036)	11.89
Forfeited	(610)	11.95
Nonvested at December 31, 2016	939	$13.11

The following table shows a summary of our market stock units as of December 31, 2016, as well as activity during the year then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	474	$6.53
Granted	328	10.67
Vested	(221)	7.30
Forfeited	(175)	8.15
Nonvested at December 31, 2016	406	$8.75

14.	Share Repurchases

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

15.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015, and 2014:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2016	2015	2014
Net income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings per share	$56,091	$43,634	$42,836
Net loss from discontinued operations attributable to Tivity Health, Inc. - numerator for loss per share	(185,202)	(74,581)	(48,397)
Net loss attributable to Tivity Health, Inc. - numerator for loss per share	$(129,111)	(30,947)	(5,561)

Denominator:
Shares used for basic income (loss) per share	36,999	35,832	35,302
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	344	568	706
Restricted stock units	538	364	313
Performance stock units	—	25	21

Market stock units	194	10	—
CareFirst Warrants	—	55	4
Shares used for diluted income (loss) per share	38,075	36,854	36,346

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$1.52	$1.22	$1.21
Discontinued operations	$(5.01)	$(2.08)	$(1.37)
Net loss	$(3.49)	$(0.86)	$(0.16)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$1.47	$1.18	$1.18
Discontinued operations	$(4.86)	$(2.02)	$(1.33)
Net loss	$(3.39)	$(0.84)	$(0.15)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	708	903	1,357
Restricted stock units	333	220	97
Performance stock units	—	—	1
Market stock units	6	2	—
Warrants related to Cash Convertible Notes	7,707	7,707	7,707
CareFirst Convertible Note	—	892	892
CareFirst Warrants	—	263	83

16.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the years ended December 31, 2016 and 2015:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(4,000)	$(4,239)
Other comprehensive income (loss) before reclassifications, net of tax	(67)	(502)	(569)
Amounts reclassified from accumulated OCI, net of tax	306	—	306
Net increase (decrease) in other comprehensive income (loss), net of tax	239	(502)	(263)
Accumulated OCI, net of tax, as of December 31, 2016	$—	$(4,502)	$(4,502)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2015	$(342)	$(1,706)	$(2,048)
Other comprehensive income (loss) before reclassifications, net of tax	(111)	(2,294)	(2,405)
Amounts reclassified from accumulated OCI, net of tax	214	—	214
Net increase (decrease) in other comprehensive income (loss), net of tax	103	(2,294)	(2,191)
Accumulated OCI, net of tax, as of December 31, 2015	$(239)	$(4,000)	$(4,239)

The  following  table  provides  details  about  reclassifications  out  of  accumulated  OCI  for  the  years  ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,		Statement of Comprehensive Income
(In thousands)	2016	2015	(Loss) Classification
Interest rate swaps	$507	$354	Interest expense
	(201)	(140)	Income tax benefit
	$306	$214	Net of tax

See Note 10 for further discussion of our interest rate swaps.

17.	Restructuring and Related Charges

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

The following table shows the costs incurred for the years ended December 31, 2016 and 2015 directly related to our 2015 Restructuring Plan and other restructuring costs:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Asset Retirements	Total
Restructuring charges	$8,836	$5,074	$1,187	$15,097
Payments	(825)	(2,174)	—	(2,999)
Non-cash charges (2)	(918)	—	(1,187)	(2,105)
Accrued restructuring and related charges liability as of December 31, 2015	$7,093	$2,900	$—	$9,993
Restructuring charges	4,599	4,130	—	8,729
Cash payments	(7,414)	(6,967)	—	(14,381)
Non-cash charges (2)	67	—	—	67
Adjustments (3)	(103)	—	—	(103)
Accrued restructuring and related charges liability as of December 31, 2016	$4,242	$63	$—	$4,305

(1) Consulting and other costs primarily consist of third-party consulting charges incurred in connection with the 2015 Restructuring Plan. Consulting and other costs also include approximately $0.2 million and $0.4 million of lease termination costs in 2016 and 2015, respectively.

(2) Non-cash charges consist primarily of share-based compensation costs as well as asset retirements.

(3) Adjustments resulted primarily from actual employee tax and benefit amounts differing from previous estimates.

In the third quarter of 2016, we began the reorganization of our corporate support infrastructure (the "2016 Restructuring Plan"), which is intended to deliver greater value to our customers and stakeholders. We expect to incur a total of approximately $6.0 million in restructuring charges related to the 2016 Restructuring Plan, $4.9 million of which was incurred by the end of the fourth quarter of 2016, with the remainder expected to be incurred in the first quarter of 2017 and to consist of severance and other employee-related costs.

The following table shows the costs incurred for the year ended December 31, 2016 directly related to our 2016 Restructuring Plan and other restructuring costs:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Restructuring charges	$4,697	$236	$4,933
Payments	(559)	(188)	(747)
Non-cash charges (2)	(287)	—	(287)
Accrued restructuring and related charges liability as of December 31, 2016	$3,851	$48	$3,899

(1) Consulting and other costs consist of third-party consulting charges incurred in connection with the 2016 Restructuring Plan.

(2) Non-cash charges consist of share-based compensation costs.

18.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the "401(k) Plan") available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the 401(k) Plan totaled $2.2 million, $3.3 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

19.	Segment Disclosures and Concentrations of Risk

Excluding the TPHS business, during 2016, we had one operating and reportable segment, Network Solutions. Therefore, all required segment information can be found in the Consolidated Financial Statements. Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for 100% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2016 and December 31, 2015.

During 2016, we had two customers that each accounted for 10% or more of our revenues from continuing operations and individually comprised approximately 20.4% and 15.2% of our revenues for 2016. No other customer accounted for 10% or more of our revenues in 2016. In addition, at December 31, 2016, one customer accounted for approximately 28% of our accounts receivable, net.

During 2015, we had three customers that each accounted for 10% or more of our revenues and individually comprised approximately 23%, 13%, and 10% of our revenues from continuing operations for 2015. No other customer accounted for 10% or more of our revenues from continuing operations in 2015.

20.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2016	First	Second	Third	Fourth (3)

Revenues	$126,012	$125,003	$125,049	$124,933
Gross margin	$33,105	$34,590	$34,562	$38,304
Income before income taxes	$19,208	$19,962	$17,925	$20,972
Net income from continuing operations attributable to Tivity Health, Inc.	$19,208	$19,962	$4,799	$12,125
Net income (loss) from discontinued operations attributable to Tivity Health, Inc.	$(33,417)	$(195,558)	$48,995	$(5,225)
Net income (loss) attributable to Tivity Health, Inc.	$(14,209)	$(175,596)	$53,794	$6,900

Earnings (loss) per share attributable to Tivity Health, Inc. – basic:
Continuing operations (1)	$0.53	$0.55	$0.13	$0.31
Discontinued operations (1)	$(0.93)	$(5.41)	$1.32	$(0.14)
Net income (loss) (1) (2)	$(0.39)	$(4.85)	$1.45	$0.18

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations (1)	$0.52	$0.54	$0.12	$0.30
Discontinued operations (1)	$(0.91)	$(5.25)	$1.28	$(0.13)
Net income (loss) (1) (2)	$(0.39)	$(4.72)	$1.40	$0.17

(In thousands, except per share data)

Year Ended December 31, 2015	First	Second	Third	Fourth

Revenues	$111,649	$113,425	$113,536	$113,482
Gross margin	$30,146	$34,711	$33,078	$30,748
Income before income taxes	$17,775	$17,698	$21,383	$16,063
Net income from continuing operations attributable to Tivity Health, Inc.	$10,680	$10,756	$12,960	$9,238
Net loss from discontinued operations attributable to Tivity Health, Inc.	$(13,593)	$(10,336)	$(21,986)	$(28,666)
Net income (loss) attributable to Tivity Health, Inc.	$(2,913)	$420	$(9,026)	$(19,428)

Earnings (loss) per share attributable to Tivity Health, Inc. – basic:
Continuing operations (1)	$0.30	$0.30	$0.36	$0.26
Discontinued operations (1)	$(0.38)	$(0.29)	$(0.61)	$(0.79)
Net income (loss) (1) (2)	$(0.08)	$0.01	$(0.25)	$(0.54)

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations (1)	$0.29	$0.29	$0.35	$0.25
Discontinued operations (1)	$(0.37)	$(0.28)	$(0.60)	$(0.78)
Net income (loss) (1) (2)	$(0.08)	$0.01	$(0.25)	$(0.53)

(1)
We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive securities outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(2)	Figures may not add due to rounding.

(3)
Net income from continuing operations for the fourth quarter of 2016 includes the impact of a $2.2 million out of period adjustment to decrease depreciation expense included in continuing operations (with a corresponding increase to depreciation expense included in discontinued operations) related to the correction of our previous allocation of 2016 depreciation expense between continuing and discontinued operations based on having completed our asset separation analysis.  The previous interim periods in 2016 were not materially misstated, nor is the correction material to the interim results for the fourth quarter of 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers, the independent registered public accounting firm that audited the Company's Consolidated Financial Statements for the year ended December 31, 2016, has issued an attestation report on the Company's internal control over financial reporting, which is included in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Section 16(a) Beneficial Reporting Compliance" in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Report, under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2016, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	2,369	$14.02	1,070
Equity compensation plans not approved by stockholders	—	—	—
Total	2,369	$14.02	1,070

(1)	Represents 1,024,000 stock options, 939,000 restricted stock units and shares of restricted stock, and 406,000 market stock units.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested restricted stock units and market stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 4.7 years.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 25, 2017 and is incorporated herein by reference.

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

2.1
Membership Purchase Agreement dated July 27, 2016 by and among Sharecare, Inc., Healthways SC, LLC and Healthways, Inc. [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 2, 2016, File No. 000-19364]

3.1	Restated Certificate of Incorporation, as amended [incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company's fiscal quarter ended February 29, 2008, File No. 000-19364]

3.2
Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated as of October 10, 2013 [incorporated by reference to Exhibit 3.2 to Form 10-Q of the Company's fiscal quarter ended September 30, 2013, File No. 000-19364]

3.3
Certificate of Amendment to Restated Certificate of Incorporation, as amended, dated as of January 4, 2017 [incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated January 10, 2017, File No. 000-19364]

3.4	Second Amended and Restated Bylaws of Tivity Health, Inc. [incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 10, 2017, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

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

10.3
First Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated February 5, 2013 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 7, 2013, File No. 000-19364]

10.4
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

10.6
Fourth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated April 14, 2014 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to   Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.7
Fifth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement dated December 29, 2014 between the Company and SunTrust Bank as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 30, 2014, File No. 000-19364]

10.8
Sixth Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.9
Seventh Amendment to Fifth Amended and Restated Revolving Credit and Term Loan Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 29, 2015, File No. 000-19364]

10.10
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

Management Contracts and Compensatory Plans

10.19	Employment Agreement, dated October 27, 2015, between Healthways, Inc. and Sidney Stolz

10.20
Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.21
Amended and Restated Employment Agreement dated December 21, 2012 between the Company and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.5 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.22
Separation and Release Agreement, dated May 15, 2015, between Healthways, Inc. and Ben R. Leedle, Jr. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 18, 2015, File No. 000-19364]

10.23
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.24	Amendment to Employment Agreement dated September 2, 2014 between the Company and Peter
Choueiri [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended September 30, 2014, File No. 000-19364]

10.25
Employment Agreement dated July 29, 2012 between the Company and Glenn Hargreaves [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.26
Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.27
Employment Agreement dated August 8, 2016 between the Company and Robert E. Dries [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2016, File No. 000-19364]

10.28
Separation Agreement and General Release dated October 31, 2016 between the Company and Robert E. Dries [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended September 30, 2016, File No. 000-19364]

10.29
Separation and General Release Agreement dated July 27, 2016 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended September 30, 2016, File No. 000-19364]

10.30
Amendment to Separation and General Release Agreement dated October 10, 2016 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended September 30, 2016, File No. 000-19364]

10.31
Amendment to Separation and General Release Agreement dated October 16, 2016 between the Company and Alfred Lumsdaine [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended September 30, 2016, File No. 000-19364]

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

10.35
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.36
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.37
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.38
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

10.43
Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.44
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

10.46	Form of Restricted Stock Unit Award Agreement (for Executive Officers) for November 1, 2016 under the Company's Amended and Restated 2014 Stock Incentive Plan

10.47
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.48
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2016, File No. 000-19364]

10.49
Form of Restricted Stock Unit Award Agreement (for Executive Officers) 1-Year Cliff Vesting under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.50
Tivity Health, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration No. 333-204313]

10.51
Form of Restricted Stock Unit Award Agreement (for Executive Officers) for July 1, 2015 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2015, File No. 000-19364]

10.52
Employment Agreement, dated August 3, 2015, between Healthways, Inc. and Donato Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.53	Form of Restricted Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.54	Form of Market Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.55	Form of Market Stock Unit Award Agreement for September 24, 2015 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.56
Revised Form of Market Stock Unit Award Agreement for September 24, 2015 [incorporated by reference to Exhibit 10.70 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.57	Form of Market Stock Unit Award Agreement for March 31, 2016 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2016, File No. 000-19364]

10.58
Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.59
Revised Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.73 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.60	Form of Director Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2016, File No. 000-19364]

21 Subsidiary List

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Glenn Hargreaves, Interim Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer, and Glenn Hargreaves, Interim Chief Financial Officer

(a)	Exhibits

Refer to Item 15(a)(3) above.

(b)	Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVITY HEALTH, INC.

March 6, 2017	By:	/s/ Donato Tramuto Donato Tramuto Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donato Tramuto	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2017
Donato Tramuto

/s/ Glenn Hargreaves	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 6, 2017
Glenn Hargreaves

/s/ Kevin G. Wills	Chairman of the Board and Director	March 6, 2017
Kevin G. Wills

/s/ Mary Jane England, M.D.	Director	March 6, 2017
Mary Jane England, M.D.

/s/ Archelle Georgiou, M.D.	Director	March 6, 2017
Archelle Georgiou, M.D.

/s/ Robert Greczyn	Director	March 6, 2017
Robert Greczyn

/s/ Peter Hudson, M.D.	Director	March 6, 2017
Peter Hudson, M.D.

/s/ Bradley S. Karro	Director	March 6, 2017
Bradley S. Karro

/s/ Paul H. Keckley	Director	March 6, 2017
Paul H. Keckley

/s/ Conan J. Laughlin	Director	March 6, 2017
Conan J. Laughlin

/s/ Lee A. Shapiro	Director	March 6, 2017
Lee A. Shapiro