Form 10-Q
period 2017-03-31
TIVITY HEALTH, INC.
filed 2017-05-04
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                     Accelerated filer ☒                          Smaller reporting company ☐
Non-accelerated filer ☐    (Do not check if a smaller reporting company)                    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No ☒

As of April 30, 2017, there were outstanding 39,197,878 shares of the registrant's common stock, par value $.001 per share ("common stock").

Tivity Health, Inc.
Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$664	$1,602
Accounts receivable, net	66,942	50,424
Prepaid expenses	3,662	3,409
Other current assets	2,288	2,250
Cash convertible notes hedges, current	82,445	—
Income taxes receivable	—	426
Total current assets	156,001	58,111

Property and equipment:
Leasehold improvements	10,144	10,144
Computer equipment and related software	23,404	23,024
Furniture and office equipment	8,670	8,670
Capital projects in process	2,506	2,079
	44,724	43,917
Less accumulated depreciation	(36,379)	(35,586)
	8,345	8,331

Other assets	6,646	6,688
Cash convertible notes hedges, long-term	—	48,361
Long-term deferred tax asset	57,129	59,562
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Total assets	$591,850	$544,782

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2017	December 31, 2016
Current liabilities:
Accounts payable	$27,577	$26,029
Accrued salaries and benefits	7,999	18,686
Accrued liabilities	38,215	33,623
Other current liabilities	364	397
Cash conversion derivative, current	82,445	—
Current portion of long-term debt	147,102	46,046
Current portion of long-term liabilities	5,831	7,582
Total current liabilities	309,533	132,363

Long-term debt	60,196	164,297
Cash conversion derivative, long-term	—	48,361
Other long-term liabilities	8,149	10,463

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 39,188,902 and 38,933,580 shares outstanding, respectively	39	39
Additional paid-in capital	344,108	341,270
Accumulated deficit	(97,602)	(119,327)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(4,391)	(4,502)
Total stockholders' equity	213,972	189,298
Total liabilities and stockholders' equity	$591,850	$544,782

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$140,970	$126,012
Cost of services (exclusive of depreciation and amortization of $657 and $1,530, respectively, included below)	102,399	91,377
Selling, general & administrative expenses	8,361	9,411
Depreciation and amortization	787	1,872
Restructuring and related charges	737	39

Operating income	28,686	23,313
Interest expense	3,834	4,105

Income before income taxes	24,852	19,208
Income tax expense	9,371	—

Net income from continuing operations	15,481	19,208
Loss from discontinued operations, net of income tax benefit	(220)	(33,105)
Net income (loss)	15,261	(13,897)
Less: net income (loss) attributable to non-controlling interest	—	312
Net income (loss) attributable to Tivity Health, Inc.	$15,261	$(14,209)

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$0.40	$0.53
Discontinued operations	$(0.01)	$(0.93)
Net income (loss) (1)	$0.39	$(0.39)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$0.38	$0.52
Discontinued operations	$(0.01)	$(0.91)
Net income (loss) (1)	$0.38	$(0.39)

Comprehensive income (loss)	$15,372	$(12,851)

Weighted average common shares
and equivalents:
Basic	39,069	36,109
Diluted	40,541	36,861

(1) Figures may not add due to rounding.

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$15,261	$(13,897)
Other comprehensive income, net of tax
Net change in fair value of interest rate swaps, net of tax	—	24
Foreign currency translation adjustment, net of tax	111	1,022
Total other comprehensive income, net of tax	$111	$1,046
Comprehensive income (loss)	$15,372	$(12,851)

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
Comprehensive income	—	—	—	15,261	—	111	15,372
Cumulative effect of a change in accounting principle - adoption of ASU 2016-09	—	—	74	6,464	—	—	6,538
Exercise of stock options	—	—	2,250	—	—	—	2,250
Tax effect of stock options and restricted stock units	—	—	(932)	—	—	—	(932)
Share-based employee compensation expense	—	—	1,446	—	—	—	1,446
Balance, March 31, 2017	$—	$39	$344,108	$(97,602)	$(28,182)	$(4,391)	$213,972

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income from continuing operations	$15,481	$19,208
Net loss from discontinued operations	(220)	(33,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	793	12,746
Amortization of deferred loan costs	516	554
Amortization of debt discount	1,931	1,826
Share-based employee compensation expense	1,446	2,427
Loss on sale of TPHS business	310	—
Equity in income from joint ventures	—	(132)
Deferred income taxes	8,972	(191)
(Increase) decrease in accounts receivable, net	(16,459)	7,471
(Increase) decrease in other current assets	(441)	1,955
Increase (decrease) in accounts payable	1,337	(1,175)
Decrease in accrued salaries and benefits	(12,099)	(227)
Increase (decrease) in other current liabilities	2,642	(2,013)
Other	(1,185)	(1,734)
Net cash flows provided by operating activities	$3,024	$7,610

Cash flows from investing activities:
Acquisition of property and equipment	$(1,234)	$(6,450)
Investment in joint ventures	—	(453)
Other	—	(275)
Net cash flows used in investing activities	$(1,234)	$(7,178)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$109,975	$131,500
Payments of long-term debt	(115,465)	(136,084)
Payments related to tax withholding for share-based compensation	(885)	(213)
Exercise of stock options	2,250	—
Change in cash overdraft and other	1,155	4,600
Net cash flows used in financing activities	$(2,970)	$(197)

Effect of exchange rate changes on cash	$242	$989

Less: net increase in discontinued operations cash and cash equivalents	$—	$588

Net (decrease) increase in cash and cash equivalents	$(938)	$636

Cash and cash equivalents, beginning of period	1,602	233

Cash and cash equivalents, end of period	$664	$869

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").  In our opinion, the accompanying consolidated financial statements of Tivity Health, Inc. and its wholly-owned subsidiaries (collectively, "Tivity Health," the "Company," or such terms as "we," "us," or "our") reflect all adjustments consisting of normal, recurring accruals necessary for a fair statement. We have reclassified certain items in prior periods to conform to current classifications.

Our results from continuing operations do not include the results of the total population health services ("TPHS") business, which we sold effective July 31, 2016.  The TPHS business included our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Dean Ornish's Program for Reversing Heart Disease™, respectively), our joint venture with Gallup, Inc. ("Gallup"), Navvis Healthcare, LLC ("Navvis"), MeYou Health, LLC ("MeYou Health"), and our international operations, including our joint venture with SulAmérica.  While Navvis and MeYou Health were part of our TPHS business, they were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the accompanying Consolidated Financial Statements.  See Note 3 for further information.

On March 11, 2015, we formed a joint venture with SulAmérica, one of the largest independent insurers in Brazil, to sell total population health services to the Brazilian market. With its contribution, SulAmérica acquired a 49% interest in the joint venture, Healthways Brasil Servicos de Consultoria LTDA ("Healthways Brazil"). We determined that our interest in Healthways Brazil represented a controlling financial interest and, therefore, prior to selling the TPHS business, consolidated the financial statements of Healthways Brazil and presented a non-controlling interest for the portion owned by SulAmérica. The net assets and results of operations of Healthways Brazil were part of the sale of the TPHS business and are included within discontinued operations in the accompanying Consolidated Financial Statements.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes. You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

2.	Recent Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current contracts and revenue streams. The FASB has issued, and may issue in the future, interpretive guidance which may cause our evaluation to change. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, provide certain footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. We adopted this ASU in the fourth quarter of 2016, and it did not have an impact on our financial statements or footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which we adopted on January 1, 2017.  ASU 2016-09 requires all income tax effects of share-based awards to be recognized in the income statement, which were previously presented as a component of shareholders' equity, on a prospective basis.  In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $6.5 million to our retained earnings as of January 1, 2017.  Regarding the statement of cash flows, the standard requires the presentation of excess tax benefits as an operating activity rather than as a financing activity and that cash paid by the Company when directly withholding shares for tax withholding purposes be classified as a financing activity on a retrospective basis. The standard also allows for an accounting policy election to estimate the number of awards that are expected to vest or to account for forfeitures when they occur. We elected to account for forfeitures as they occur, which did not result in a material cumulative effect adjustment to our retained earnings as of January 1, 2017.  Finally, the standard no longer allows windfall tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted earnings per share ("EPS"), which results in share-based awards having a more dilutive effect on EPS.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other" ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate that adopting this standard will have an impact on our consolidated financial statements and related disclosures.

3.	Discontinued Operations

On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Sharecare, Inc. ("Sharecare") and Healthways SC, LLC ("Healthways SC"), a newly formed Delaware limited liability company and wholly owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business, which closed effective July 31, 2016 ("Closing").

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million, which will be convertible into shares of common stock of Sharecare 24 months after the Closing at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.  Additionally, pursuant to the Purchase Agreement, we paid Sharecare $25.0 million in cash at Closing to fund projected losses of the TPHS business during the year following Closing (the "Transition Year"). Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the joint venture with Gallup (the "Gallup Joint Venture") was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments that began in the fourth quarter of 2016 and will end in the fourth quarter of 2017. As of March 31, 2017, this obligation totaled $2.5 million and was included in accrued liabilities.

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

We recorded the ACER net of the $20.0 million face value maximum negative cash flow adjustment, or $10.0 million face value, at its estimated fair value of $2.7 million as of Closing.  We have classified this amount as an equity receivable included in other assets.  We will record the $20.0 million face value contingent portion of the ACER at its estimated fair value as of the date the contingency is resolved, expected to be approximately 12 months from Closing.  As of March 31, 2017, we recorded an estimate of the net working capital adjustment (a surplus), which resulted in an estimated fair value of the ACER of $5.4 million.  The working capital adjustment is subject to a review process, which is currently underway.

The terms of the Purchase Agreement also impacted other existing contractual commitments, including the elimination of the minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC.

   The following table presents financial results of the TPHS business included in "loss from discontinued operations" for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands)	2017	2016

Revenues	$—	$63,205
Cost of services	220	72,625
Selling, general & administrative expenses	137	7,061
Depreciation and amortization	—	10,874
Restructuring and related charges	—	5,702
Equity in income from joint ventures	—	132
Pretax loss on discontinued operations	$(357)	$(32,925)
Pretax loss on sale of TPHS business	(310)	—
Total pretax loss on discontinued operations	$(667)	$(32,925)
Income tax (benefit) expense	(447)	180
Loss from discontinued operations, net of income tax benefit	$(220)	$(33,105)

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:
	Three Months Ended March 31,
(In thousands)	2017	2016
Depreciation and amortization on discontinued operations	$—	$10,874
Capital expenditures on discontinued operations	—	5,420
Share-based compensation on discontinued operations	—	768

4.	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, restricted stock and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three months ended March 31, 2017, we recognized share-based compensation costs of $1.4 million.  For the three months ended March 31, 2016, we recognized share-based compensation costs of $2.4 million, of which $0.8 million is in discontinued operations.  Beginning in January 2017 with the adoption of ASU 2016-09, we account for forfeitures as they occur.

A summary of our stock options as of March 31, 2017 and the changes during the three months then ended is presented below:
Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	1,024	$14.02
Granted	—	—
Exercised	(181)	12.36
Forfeited	—	—
Expired	(45)	45.36
Outstanding at March 31, 2017	798	$12.63	4.7	$13,139
Exercisable at March 31, 2017	732	$12.33	4.5	$12,275

The following table shows a summary of our restricted stock and restricted stock units as of March 31, 2017, as well as activity during the three months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	939	$13.11
Granted	4	27.97
Vested	(98)	10.47
Forfeited	(37)	11.70
Nonvested at March 31, 2017	808	$13.57

The following table shows a summary of our market stock units as of March 31, 2017, as well as activity during the three months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	406	$8.75
Granted	—	—
Vested	(8)	5.46
Forfeited	(25)	5.95
Nonvested at March 31, 2017	373	$9.01

5.	Income Taxes

For the three months ended March 31, 2017, we had an effective income tax rate from continuing operations of 37.7%.  For the three months ended March 31, 2016, we followed the intra-period tax allocation guidance in ASC 740-20 and the example in ASC 740-20-55-14, which requires that the amount of tax attributable to the current year income from continuing operations be determined by a computation that does not consider the tax effects of items that are excluded from income from continuing operations (e.g.

discontinued operations).  We had net operating loss carryforwards from 2015 subject to a valuation allowance at December 31, 2015, which, upon reversal of the valuation allowance in the first quarter of 2016, we utilized to offset income from continuing operations for the three months ended March 31, 2016.

At March 31, 2017, we had approximately $160.5 million of federal loss carryforwards and approximately $191.2 million of state loss carryforwards.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Our 2014 federal income tax return is currently under IRS examination.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2013 to present.

6.	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consisted of the following at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Cash Convertible Notes, net of unamortized discount	$139,790	$137,859
Prior Credit Agreement:
Term Loan	55,000	60,000
Revolver	13,250	13,500
Capital lease obligations and other	1,029	1,270
	209,069	212,629
Less: deferred loan costs	(1,771)	(2,286)
	207,298	210,343
Less: current portion	(147,102)	(46,046)
	$60,196	$164,297

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Prior Credit Agreement").  The Prior Credit Agreement provided us with a $125 million revolving credit facility that includes a swingline sub facility of $20 million and a $75 million sub facility for letters of credit.  The Prior Credit Agreement also provided a $200 million term loan facility, $55 million of which remained outstanding at March 31, 2017, and an uncommitted incremental accordion facility of $100 million.  On April 21, 2017, we entered into a new revolving credit and term loan agreement, as described in detail below.

Borrowings under the Prior Credit Agreement generally bore interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ("LIBOR", which may not be less than zero), or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varied between 1.75% and 3.00%, and the Base Rate margin varied between 0.75% and 2.00%, depending on our leverage ratio.  The Prior Credit Agreement also provided for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.  Extensions of credit under the Prior Credit Agreement were secured by guarantees from all of the Company's active domestic subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

On August 4, 2016, we entered into the Eighth Amendment to the Prior Credit Agreement (the "Eighth Amendment").  The Eighth Amendment extended the expiration date of the revolving credit facility and the maturity date of the term loan facility under the Prior Credit Agreement from June 8, 2017 to June 8, 2018 (the "Extended Maturity Date").  The Eighth Amendment contemplated that some lenders might not agree to the Extended Maturity Date and preserved June 8, 2017 as the non-extended maturity date (the "Non-Extended Maturity Date") for such lenders.  Lenders holding $45.3 million of the revolving commitments and $25.4 million of outstanding term loans as of August 4, 2016 did not consent to the Extended Maturity Date.  On the Non-Extended Maturity Date, the revolving commitments of non-consenting revolving lenders will terminate and any outstanding term loans and revolving loans owed to non-consenting lenders must be paid in full.  The outstanding revolving loans under the revolving credit facility held by consenting lenders must be paid in full on June 8, 2018.  We are required to repay term loans in quarterly principal installments aggregating 2.50% of the original aggregate principal amount of the term loans ($5.0 million) during each of the remaining quarters prior to maturity on June 8, 2018, at which time the entire unpaid principal balance of the term loans held by consenting lenders is due and payable.  As of March 31, 2017, availability under the revolving credit facility totaled $104.3 million.

 On April 21, 2017, we entered into a new Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of lenders, which replaced the Prior Credit Agreement.  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  Delayed draw term loans may not be borrowed after July 2, 2018.

We are required to repay outstanding revolving loans in full on April 21, 2022.  We are required to repay the term loan A in quarterly principal installments aggregating (1) $875,000 each for the first twelve quarters following the closing, and (2) $1,312,500 each for the remaining quarters prior to maturity on April 21, 2022.  We are required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first twelve quarters following the closing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the term loan A and the delayed draw term loans are due and payable.  As a result of entering into the Credit Agreement, as of March 31, 2017 we reclassified $37.3 million from current liabilities to long-term debt; this amount was due within one year from March 31, 2017 under the Prior Credit Agreement.

Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month LIBOR rate (or with the approval of affected lenders, the twelve-month LIBOR rate), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.  The Credit Agreement also provides for annual fees ranging between 0.20% and 0.50% of the unused commitments under the revolving credit facility and the delayed draw term loan facility.  Extensions of credit under the Credit Agreement are secured by guarantees from all of the Company's active material subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

Each of the Prior Credit Agreement and the Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels of (1) funded debt to EBITDA and (2) fixed charge coverage. The Prior Credit Agreement and the Credit Agreement also contain various other affirmative and negative covenants that are typical for financings of this type.  Among other things, they limit repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the Indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2016 and one of which had occurred as of March 31, 2017, as further detailed below. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2016 and as current liabilities at March 31, 2017.

The Cash Convertible Notes become convertible into cash during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share ("Trading Price Condition"). The Trading Price Condition was satisfied on March 17, 2017 for the calendar quarter ending March 31, 2017, and accordingly, the Convertible Notes will be convertible at any time at the option of the holders during the period from April 1, 2017 through June 30, 2017. The initial cash conversion rate is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock). The settlement on any Convertible Notes surrendered for conversion during this period will occur on the third business day following the end of the applicable "Observation Period" with respect to such conversion (i.e., the period that begins on the date that a holder surrendered the Convertible Notes for conversion in accordance with the requirements of the indenture and ends on the 80th consecutive trading day following such date). The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.  Even if holders do not elect to convert their Cash Convertible Notes, we are required under applicable accounting rules to classify the Cash Convertible Notes that are convertible as a current rather than long-term liability.  Accordingly, the Cash Convertible Notes, net of the unamortized discount, and related deferred loan costs are classified as current liabilities at March 31, 2017.

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

The cash conversion feature of the Cash Convertible Notes is a derivative liability (the "Cash Conversion Derivative") that requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is carried at fair value.  At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Conversion Derivative was classified as long-term liabilities.  Due to the satisfaction of the Trading Price Condition in March 2017 and the resulting classification of the Cash Convertible Notes as a current liability at March 31, 2017, the Cash Conversion Derivative is recorded in current liabilities at March 31, 2017. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the three months ended March 31, 2017, we recorded $1.9 million of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at March 31, 2017 and December 31, 2016 was $139.8 million and $137.9 million, respectively, net of the unamortized discount of $10.2 million and $12.1 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Convertible Notes Hedges were classified as long-term assets.  Due to the satisfaction of the Trading Price Condition in March 2017 and the resulting classification of the Cash Convertible Notes as a current liability at March 31, 2017, the Cash Convertible Notes Hedges are classified in current assets at March 31, 2017.  The Cash Convertible Notes Hedges are recorded as a derivative asset under ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

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

When the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.  See Note 10 for additional information on such dilutive effect.

7.	Commitments and Contingencies

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

Contractual Commitments

In October 2012, we entered into the Gallup Joint Venture that required us to make payments over a five year period beginning January 2013. Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the Gallup Joint Venture was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments that began in the fourth quarter of the 2016 calendar year and will end in the fourth quarter of 2017. As of March 31, 2017, this obligation totaled $2.5 million and was included in accrued liabilities. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these were a part of the TPHS business.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and March 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Level 3:
Assets:
Cash Convertible Notes Hedges	$82,445	$48,361
Liabilities:
Cash Conversion Derivative	$82,445	$48,361

The fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative are measured using Level 3 inputs because these instruments are not actively traded. They are valued using an option pricing model that uses observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock, and other factors. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments is mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2016	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at March 31, 2017
Cash Convertible Notes Hedges	$48,361	$—	$—	$34,084	$82,445
Cash Conversion Derivative	(48,361)	—	—	(34,084)	(82,445)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of operations. The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2017 was as follows:

Cash and cash equivalents – The carrying amount of $0.7 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Prior Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 6), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Prior Credit Agreement at March 31, 2017 were each $68.3 million.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at March 31, 2017 was $226.9 million, which is based on the most recent trading price of the Cash Convertible Notes as of March 31, 2017, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at March 31, 2017 was $139.8 million, which is net of the debt discount discussed in Note 6.

9.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to interest (through December 30, 2016), the Cash Convertible Notes, and, prior to the sale of the TPHS business, foreign currencies. We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. As permitted under our master netting arrangements, the fair value amounts of our prior interest rate swaps and foreign currency options and/or forward contracts are presented on a net basis by counterparty in the consolidated balance sheets.

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI"). We did not maintain any cash flow hedges during the three months ended March 31, 2017.  Cash flow hedges for the three months ended March 31, 2016 consisted solely of an interest rate swap agreement, which effectively modified our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense. Under this agreement, which terminated on December 30, 2016, we received a variable rate of interest based on LIBOR (as defined in Note 6), and we paid a fixed rate of interest with an interest rate of 1.480% plus a spread (see Note 6). Gains and losses on this interest rate swap agreement were reclassified to interest expense in the same period during which the hedged transaction affected earnings or the period in which all or a portion of the hedge became ineffective.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three months ended March 31, 2017 and 2016:

(In thousands)	For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2017	March 31, 2016
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	—	$92
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	—	$(133)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended March 31, 2017 and 2016, there were no gains or losses on cash flow hedges recognized in our consolidated statements of operations resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges and, prior to July 31, 2016, foreign currency options and/or forward contracts, do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of operations. These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of operations for the three months ended March 31, 2017 and 2016.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of operations.

	Three Months Ended March 31,
(In thousands)	2017	2016	Statements of Operations Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$34,084	$(7,603)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized (loss) gain	$(34,084)	$7,603	Selling, general and administrative expenses

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

Financial Instruments

The estimated fair values of derivative instruments at March 31, 2017 and December 31, 2016 were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges, current	$82,445	$—
Cash convertible notes hedges, long-term	—	48,361
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative, current	$82,445	$—
Cash conversion derivative, long-term	—	48,361

See Note 8 for more information on fair value measurements.

10.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

(In thousands except per share data)	Three Months Ended March 31,
	2017	2016
Numerator:
Net income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings per share	$15,481	$19,208
Net loss from discontinued operations attributable to Tivity Health, Inc. - numerator for loss per share	(220)	(33,417)
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$15,261	(14,209)

Denominator:
Shares used for basic income (loss) per share	39,069	36,109
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	442	165
Restricted stock units	611	426
Market stock units	293	161
Warrants related to Cash Convertible Notes	126	—
Shares used for diluted income (loss) per share	40,541	36,861

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$0.40	$0.53
Discontinued operations	$(0.01)	$(0.93)
Net income (loss) (1)	$0.39	$(0.39)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$0.38	$0.52
Discontinued operations	$(0.01)	$(0.91)
Net income (loss) (1)	$0.38	$(0.39)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	16	1,486
Restricted stock units	18	679
Warrants related to Cash Convertible Notes	—	7,707
CareFirst Convertible Note	—	892
CareFirst Warrants	—	591

(1) Figures may not add due to rounding.

11.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2017 and 2016:
(In thousands)	Foreign Currency Translation Adjustments
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $36	111
Accumulated OCI, net of tax, as of March 31, 2017	$(4,391)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(4,000)	$(4,239)
Other comprehensive income (loss) before reclassifications, net of tax of $37 and $0, respectively	(56)	1,022	966
Amounts reclassified from accumulated OCI, net of tax	80	—	80
Net increase in other comprehensive income (loss), net of tax	24	1,022	1,046
Accumulated OCI, net of tax, as of March 31, 2016	$(215)	$(2,978)	$(3,193)

The following table provides details about reclassifications out of accumulated OCI for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Statement of Operations
(In thousands)	2017	2016	Classification
Interest rate swaps	$—	$133	Interest expense
	—	(53)	Income tax benefit
	$—	$80	Net of tax

See Note 9 for further discussion of our interest rate swaps.

12.	Restructuring and Related Charges

In the third quarter of 2015, we began developing our reorganization and cost rationalization plan (the "2015 Restructuring Plan") that commenced in October 2015, which was intended to improve efficiency and deliver greater value to our customers and stakeholders. Completion of the 2015 Restructuring Plan occurred with the completion of the sale of the TPHS business in July 2016. We incurred a total of approximately $24 million in restructuring charges related to the 2015 Restructuring Plan, substantially all of which resulted in or will result in cash expenditures.

The following table shows the costs incurred for the three months ended March 31, 2017 related to our 2015 Restructuring Plan and other restructuring costs:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Accrued restructuring and related charges liability as of January 1, 2017	$4,242	$63	$4,305
Restructuring charges	—	—	—
Payments	(717)	(3)	(720)
Adjustments (2)	41	—	41
Accrued restructuring and related charges liability as of March 31, 2017	$3,566	$60	$3,626

(1) Consulting and other costs consist of third-party consulting charges incurred in connection with the 2015 Restructuring Plan.

(2) Adjustments consist primarily of foreign currency translation adjustments.

In the third quarter of 2016, we began the reorganization of our corporate support infrastructure (the "2016 Restructuring Plan"), which was intended to deliver greater value to our customers and stakeholders. Completion of the 2016 Restructuring Plan occurred during the first quarter of 2017. We incurred a total of approximately $5.7 million in restructuring charges related to the 2016 Restructuring Plan, substantially all of which resulted in or will result in cash expenditures.

The following table shows the costs incurred for the three months ended March 31, 2017 directly related to our 2016 Restructuring Plan and other restructuring costs:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Accrued restructuring and related charges liability as of January 1, 2017	$3,851	$48	$3,899
Restructuring charges	794	16	810
Payments	(2,054)	(64)	(2,118)
Adjustments (2)	(73)	—	(73)
Accrued restructuring and related charges liability as of March 31, 2017	$2,518	$—	2,518

(1) Consulting and other costs consist of third-party consulting charges incurred in connection with the 2016 Restructuring Plan.

(2) Adjustments consist primarily of actual employee tax and benefit amounts differing from previous estimates.

13.	Subsequent Event

On April 21, 2017, we entered into the Credit Agreement with a group of lenders for whom SunTrust Bank acts as administrative agent, which replaced the Prior Credit Agreement.  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures, and for other general corporate purposes of the Company and its subsidiaries.  Delayed draw term loans may not be borrowed after July 2, 2018.

We are required to repay outstanding revolving loans in full on April 21, 2022.  We are required to repay the term loan A in quarterly principal installments aggregating (1) $875,000 each for the first twelve quarters following the closing, and (2) $1,312,500 each for the remaining quarters prior to maturity on April 21, 2022.  We are required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first twelve quarters following the closing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the term loan A and the delayed draw term loans are due and payable.

Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month LIBOR rate (or with the approval of affected lenders, the twelve-month LIBOR rate), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) the Base Rate, as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.  The Credit Agreement also provides for annual fees ranging between 0.20% and 0.50% of the unused commitments under the revolving credit facility and the delayed draw term loan facility.  Extensions of credit under the Credit Agreement are secured by guarantees from all of the

Company's active material subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

The Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels of (1) funded debt to EBITDA and (2) fixed charge coverage. The Credit Agreement contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, it limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations, and can be identified by the use of words like "may," "believe," "will," "can," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	the effectiveness of management's strategies and decisions;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	the risks associated with recent changes to our senior management team;

•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

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

•
the risks associated with valuation of the Cash Convertible Notes Hedges and the Cash Conversion Derivative, which may result in volatility to our consolidated statements of operations if these transactions do not completely offset one another;

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

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Our customer contracts generally have terms of approximately three years.  Some of our contracts allow the customer to terminate early.

Business Strategy

Our "A-B-C-D" strategy is designed to (A) add new members in our three existing networks - SilverSneakers, Prime fitness and WholeHealth Living, (B) build engagement and participation among our current eligible members, (C) collaborate with partners to add new products and services that will leverage the value of our brand, and (D) deepen relationships with our partners and their instructors within our national network.  In addition to the A-B-C-D strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our products.

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

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  We prepare the Consolidated Financial Statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Our fees are generally billed per member per month ("PMPM"), upon member participation, or a combination of both. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. Some of our contracts are performance-based and place a portion of our fees at risk based on achieving certain performance metrics.

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

We are currently evaluating the impact that the adoption of ASU No. 2014-09, (as discussed under "Recent Relevant Accounting Standards" below) will have on our revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

During a quantitative review of goodwill, we estimate the fair value of a reporting unit using a combination of a discounted cash flow model and a market-based approach, and in the event we have multiple reporting units, we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization. Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach. Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset is made and reflected in income. This determination will be made by considering various factors, including the reversal and timing of existing temporary differences, tax planning strategies, and estimates of future taxable income exclusive of the reversal of temporary differences.

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

Executive Overview of Results

The key financial results for the three months ended March 31, 2017 are:

•	Revenues from continuing operations of $141.0 million, up 11.9% from $126.0 million for the same period in 2016;

•	Pre-tax income from continuing operations of $24.9 million, up 29.4% from $19.2 million for the same period in 2016;

•	Income tax expense from continuing operations of $9.4 million compared to $0 for the same period in 2016;

•	Restructuring charges of $0.7 million; and

•	Loss from discontinued operations, net of income tax benefit, of $0.2 million compared to $33.1 million for the same period in 2016.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three months ended March 31, 2017 and 2016 expressed as a percentage of revenues for continuing operations.

	Three Months Ended March 31,
	2017	2016

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	72.6%	72.5%
Selling, general and administrative expenses	5.9%	7.5%
Depreciation and amortization	0.6%	1.5%
Restructuring and related charges	0.5%	—%
Operating income (1)	20.3%	18.5%

Interest expense	2.7%	3.3%
Income before income taxes (1)	17.6%	15.2%
Income tax expense	6.6%	—%

Net income from continuing operations (1)	11.0%	15.2%
Loss from discontinued operations, net of income tax benefit	(0.2)%	(26.3)%
Net income (loss) (1)	10.8%	(11.0)%
Net loss attributable to non-controlling interest	0.0%	(0.2)%
Net income (loss) attributable to Tivity Health, Inc. (1)	10.8%	(11.3)%

(1) Figures may not add due to rounding.

Revenues

Revenues from continuing operations for the three months ended March 31, 2017 increased $15.0 million, or 11.9%, over the three months ended March 31, 2016, primarily as a result of the following: an increase of $15.7 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $4.2 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $4.9 million due to contract terminations.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from the first quarter of 2016 (72.5%) to the first quarter of 2017 (72.6%).   Overall, this slight increase is primarily attributable to expenses associated with strategic business initiatives during the three months ended March 31, 2017 intended to drive growth in 2018, mostly offset by an improvement in contract margin during the three months ended March 31, 2017 due to a favorable change in the composition of visits, which resulted in a lower average cost per visit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from 7.5% for the first quarter of 2016 to 5.9% for the first quarter of 2017.  Overall, this decrease is primarily attributable to cost savings from the reorganization of our corporate support infrastructure that we began implementing in the third quarter of 2016 and completed in the first quarter of 2017 (the "2016 Restructuring Plan").

Depreciation and Amortization

Depreciation and amortization expense from continuing operations decreased $1.1 million from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily due to a decrease in the amount of depreciable assets.

Restructuring and Related Charges

During the three months ended March 31, 2017, we incurred restructuring charges from continuing operations of $0.7 million, which consisted primarily of severance and other employee-related costs, primarily in connection with the 2016 Restructuring Plan. We incurred a total of approximately $5.7 million in restructuring charges related to the 2016 Restructuring Plan.  The 2016 Restructuring Plan is expected to create cost savings beginning in 2017, with total annualized savings of approximately $15.0 million to $16.0 million, approximately half of which we expect to be reinvested into business initiatives during 2017 intended to drive increased growth in 2018.

During the three months ended March 31, 2016, we incurred immaterial restructuring charges from continuing operations of $39,000 in connection with a reorganization and cost rationalization plan that began in October 2015 and was completed with the sale of the TPHS business in July 2016.

Interest Expense

Interest expense from continuing operations remained relatively consistent for the three months ended March 31, 2017 and 2016.

Income Tax Expense

For the three months ended March 31, 2017, we had an effective income tax rate from continuing operations of 37.7%.  For the three months ended March 31, 2016, we followed the intra-period tax allocation guidance in ASC 740-20 and the example in ASC 740-20-55-14, which requires that the amount of tax attributable to the current year income from continuing operations be determined by a computation that does not consider the tax effects of items that are excluded from income from continuing operations (e.g. discontinued operations).  We had net operating loss carryforwards from 2015 subject to a valuation allowance at December 31, 2015, which, upon reversal of the valuation allowance in the first quarter of 2016, we utilized to offset income from continuing operations for the three months ended March 31, 2016.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had a working capital deficit of $153.5 million, including the classification of the Cash Convertible Notes, net of unamortized discount, of $139.8 million as a current liability at March 31, 2017

(as discussed in Note 6 of the Notes to Consolidated Financial Statements in this Report).  As of May 1, 2017, the holders of the Cash Convertible Notes have not elected to convert their Cash Convertible Notes.

On April 21, 2017, we entered into the Credit Agreement, which replaces the Prior Credit Agreement.  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  As of April 21, 2017, after entering into the Credit Agreement, our availability under the Credit Agreement included $91.7 million under the revolving credit facility and $150 million under the delayed draw term facility (which can be borrowed at our option until July 2, 2018).  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  Delayed draw term loans may not be borrowed after July 2, 2018.

We are required to repay outstanding revolving loans in full on April 21, 2022.  We are required to repay the term loan A in quarterly principal installments aggregating (1) $875,000 each for the first twelve quarters following the closing, and (2) $1,312,500 each for the remaining quarters prior to maturity on April 21, 2022.  We are required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first twelve quarters following the closing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the term loan A and the delayed draw term loans are due and payable.

We believe our cash on hand, cash flows from operations, and available borrowings are sufficient to fund our operations, debt payments, and capital expenditures for the next twelve months and the foreseeable future.

Cash Flows Provided by Operating Activities

Operating activities during the three months ended March 31, 2017 provided cash of $3.0 million compared to $7.6 million during the three months ended March 31, 2016. The decrease in operating cash flow resulted primarily from the following:

•	a decrease in cash collections on accounts receivable; and
•	higher payments related to short-term employee incentive compensation.

These decreases were partially offset by an increase in operating cash flows related to a fixed royalty payment in the first quarter of 2016 that did not recur in the first quarter of 2017.

Cash Flows Used in Investing Activities

Investing activities during the three months ended March 31, 2017 used $1.2 million in cash, as compared to $7.2 million during the three months ended March 31, 2016, which was primarily due to decreased capital expenditures in 2017 associated with our technology platform.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the three months ended March 31, 2017 used $3.0 million in cash, while financing activities during the three months ended March 31, 2016 used $0.2 million in cash.  This decrease is primarily due to higher net payments under the Prior Credit Agreement as well as a decrease in the change in cash overdraft.  These decreases were somewhat offset by increased proceeds from the exercise of stock options.

Credit Facility

For a detailed description of the Prior Credit Agreement and the new Credit Agreement, refer to Note 6 of the Notes to Consolidated Financial Statements in this Report.  The Prior Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at March 31, 2017 of (1) a maximum total funded debt to EBITDA of 3.50 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Prior Credit Agreement as of March 31, 2017.

Cash Convertible Senior Notes

For a detailed description of the Cash Convertible Notes, Cash Convertible Notes Hedges, Cash Conversion Derivative, and Warrants (as such terms are defined in Note 6 of the Notes to Consolidated Financial Statements) entered into in July 2013, refer to Note 6 of the Notes to Consolidated Financial Statements included in this Report.  Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes.

The Cash Convertible Notes become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. This condition was satisfied on March 17, 2017 for the calendar quarter ending March 31, 2017, and accordingly, the Convertible Notes will be convertible at any time at the option of the holders during the period beginning on April 1, 2017 and ending on June 30, 2017.  The initial cash conversion rate is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock). The settlement on any Convertible Notes surrendered for conversion during this period will occur on the third business day following the end of the applicable "Observation Period" with respect to such conversion (i.e., the period that begins on the date that a holder surrendered the Convertible Notes for conversion in accordance with the requirements of the indenture and ends on the 80th consecutive trading day following such date). The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

The estimated fair value based on the last traded price of the Cash Convertible Note at March 31, 2017 was $226.9 million (as discussed in Note 8 of the Notes to Consolidated Financial Statements included in this Report). Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

General

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations and debt payments for at least the next 12 months.  We cannot assure you that we would always be able to secure additional financing if needed and, if such funds were available, whether the terms or conditions would be acceptable to us.

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

Recent Relevant Accounting Standards

See Note 2 of the Notes to Consolidated Financial Statements included in this Report for discussion of recent relevant accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Prior Credit Agreement and the Credit Agreement.  Borrowings under the Prior Credit Agreement generally bore interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month (or with the approval of affected lenders, nine-month or twelve-month) LIBOR or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varied between 1.75% and 3.00%, and the Base Rate margin varied between 0.75% and 2.00%, depending on our leverage ratio.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.2 million for the three months ended March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2017. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption "Part I — Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Tivity Health, Inc.
(Registrant)

Date:	May 4, 2017	By	/s/ Glenn Hargreaves

Interim Chief Financial Officer
(Principal Financial Officer)