Form 10-Q
period 2017-06-30
TIVITY HEALTH, INC.
filed 2017-08-04
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Yes  ☐ No ☒

As of July 31, 2017, there were outstanding 39,387,463 shares of the registrant's common stock, par value $.001 per share ("common stock").

Tivity Health, Inc.
Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	June 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$7,796	$1,602
Accounts receivable, net	54,900	50,424
Prepaid expenses	4,225	3,409
Other current assets	2,193	2,250
Cash convertible notes hedges, current	160,876	—
Income taxes receivable	—	426
Total current assets	229,990	58,111

Property and equipment:
Leasehold improvements	10,338	10,144
Computer equipment and related software	25,097	23,024
Furniture and office equipment	8,153	8,670
Capital projects in process	1,633	2,079
	45,221	43,917
Less accumulated depreciation	(36,225)	(35,586)
	8,996	8,331

Other assets	8,406	6,688
Cash convertible notes hedges, long-term	—	48,361
Long-term deferred tax asset	47,346	59,562
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Total assets	$658,467	$544,782

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2017	December 31, 2016
Current liabilities:
Accounts payable	$25,649	$26,029
Accrued salaries and benefits	8,818	18,686
Accrued liabilities	35,242	33,623
Other current liabilities	327	397
Cash conversion derivative, current	160,876	—
Current portion of long-term debt	142,979	46,046
Current portion of long-term liabilities	4,895	7,582
Total current liabilities	378,786	132,363

Long-term debt	39,412	164,297
Cash conversion derivative, long-term	—	48,361
Other long-term liabilities	6,263	10,463

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 39,350,726 and 38,933,580 shares outstanding, respectively	39	39
Additional paid-in capital	346,185	341,270
Accumulated deficit	(84,036)	(119,327)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	—	(4,502)
Total stockholders' equity	234,006	189,298
Total liabilities and stockholders' equity	$658,467	$544,782

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings (loss) per share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$138,914	$125,003	$279,884	$251,016
Cost of services (exclusive of depreciation and amortization of $648, $1,534, $1,305 and $3,064, respectively, included below)	99,071	88,879	201,470	180,258
Selling, general & administrative expenses	8,176	10,107	16,538	19,519
Depreciation and amortization	789	1,877	1,576	3,749
Restructuring and related charges	(52)	2	685	41

Operating income	30,930	24,138	59,615	47,449
Interest expense	4,130	4,176	7,964	8,281

Income before income taxes	26,800	19,962	51,651	39,168
Income tax expense	9,560	—	18,931	—

Net income from continuing operations	17,240	19,962	32,720	39,168
Loss from discontinued operations, net of income tax	(3,673)	(195,454)	(3,893)	(228,557)
Net income (loss)	13,567	(175,492)	28,827	(189,389)
Less: net income attributable to non-controlling interest	—	104	—	416
Net income (loss) attributable to Tivity Health, Inc.	$13,567	$(175,596)	$28,827	$(189,805)

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$0.44	$0.55	$0.84	$1.08
Discontinued operations	$(0.09)	$(5.41)	$(0.10)	$(6.34)
Net income (loss) (1)	$0.35	$(4.85)	$0.74	$(5.25)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$0.41	$0.54	$0.79	$1.06
Discontinued operations	$(0.09)	$(5.25)	$(0.09)	$(6.18)
Net income (loss) (1)	$0.32	$(4.72)	$0.70	$(5.12)

Comprehensive income (loss)	$17,957	$(175,656)	$33,329	$(188,507)

Weighted average common shares
and equivalents:
Basic	39,246	36,172	39,158	36,140
Diluted	42,369	37,227	41,456	37,043

(1) Figures may not add due to rounding.

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Net income (loss)	$28,827	$(189,389)
Other comprehensive income, net of tax
Net change in fair value of interest rate swaps, net of tax	—	85
Foreign currency translation adjustment, net of tax	1,458	797
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	3,044	—
Total other comprehensive income, net of tax	$4,502	$882
Comprehensive income (loss)	$33,329	$(188,507)

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
Comprehensive income	—	—	—	28,827	—	4,502	33,329
Cumulative effect of a change in accounting principle - adoption of ASU 2016-09	—	—	74	6,464	—	—	6,538
Exercise of stock options	—	—	2,757	—	—	—	2,757
Tax effect of stock options and restricted stock units	—	—	(1,278)	—	—	—	(1,278)
Share-based employee compensation expense	—	—	3,362	—	—	—	3,362
Balance, June 30, 2017	$—	$39	$346,185	$(84,036)	$(28,182)	$—	$234,006

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income from continuing operations	$32,720	$39,168
Net loss from discontinued operations	(3,893)	(228,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	1,589	25,324
Amortization of deferred loan costs	1,246	1,103
Amortization of debt discount	3,911	3,698
Share-based employee compensation expense	3,362	5,323
Loss on impairment of held for sale assets	—	156,198
Loss on sale of TPHS business	444	4,826
Loss on release of cumulative translation adjustment	3,044	—
Equity in income from joint ventures	—	(303)
Deferred income taxes	18,755	7,835
(Increase) decrease in accounts receivable, net	(4,398)	17,263
Decrease in other current assets	869	3,329
Decrease in accounts payable	(1,480)	(4,100)
(Decrease) increase in accrued salaries and benefits	(11,953)	4,989
Decrease in other current liabilities	(2,268)	(737)
Other	(1,888)	(3,124)
Net cash flows provided by operating activities	$40,060	$32,235

Cash flows from investing activities:
Acquisition of property and equipment	$(2,244)	$(10,330)
Investment in joint ventures	—	(865)
Proceeds from sale of MeYou Health	—	5,156
Other	—	(537)
Net cash flows used in investing activities	$(2,244)	$(6,576)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$274,425	$242,301
Payments of long-term debt	(308,496)	(253,902)
Payments related to tax withholding for share-based compensation	(1,066)	(548)
Exercise of stock options	2,757	30
Deferred loan costs	(2,452)	—
Change in cash overdraft and other	1,558	(8,726)
Net cash flows used in financing activities	$(33,274)	$(20,845)

Effect of exchange rate changes on cash	$1,652	$538

Less: net increase in discontinued operations cash and cash equivalents	$—	$950

Net increase in cash and cash equivalents	$6,194	$4,402

Cash and cash equivalents, beginning of period	$1,602	$233

Cash and cash equivalents, end of period	$7,796	$4,635

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").  In our opinion, the accompanying consolidated financial statements of Tivity Health, Inc. and its wholly-owned subsidiaries (collectively, "Tivity Health," the "Company," or such terms as "we," "us," or "our") reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. We have reclassified certain items in prior periods to conform to current classifications.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. The guidance permits the use of either a full retrospective or modified retrospective transition method. We expect to adopt the standard using the modified retrospective transition method, which would require the cumulative effect of initially applying the standard to be recognized as an adjustment to beginning retained earnings as of January 1, 2018.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current contracts and revenue streams. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective January 1, 2018.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718.  The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those years, with early adoption permitted. We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements and related disclosures.

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

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million, which will be convertible into shares of common stock of Sharecare 24 months after the Closing at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.  Additionally, pursuant to the Purchase Agreement, we paid Sharecare $25.0 million in cash at Closing to fund projected losses of the TPHS business during the year following Closing (the "Transition Year"). Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the joint venture with Gallup (the "Gallup Joint Venture") was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments that began in the fourth quarter of 2016 and will end in the fourth quarter of 2017. As of June 30, 2017, this obligation totaled $1.6 million and was included in accrued liabilities.

 The Purchase Agreement provided for post-closing adjustments based on (i) net working capital (which resulted in an increase in the face amount of the ACER due to a net working capital surplus, as further discussed below), (ii) negative cash flows of the TPHS business during the Transition Year in excess of $25.0 million (which may result in a reduction in the face amount of the ACER up to a maximum reduction of $20.0 million), and (iii) any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments).

In May 2017, we entered into an agreement with Sharecare regarding the final working capital amount delivered at Closing, which resulted in a final net working capital surplus of $9.8 million and the ACER having an adjusted face value of $39.8 million (per the terms of the Purchase Agreement).  Of this amount, as of June 30, 2017 we have recorded the non-contingent portion of $19.8 million of face value (net of the contingent $20.0 million face value maximum negative cash flow adjustment) at its carrying value of $5.3 million, which is classified as an equity receivable included in other assets.  We will record the contingent portion of the ACER ($20.0 million face value) at its estimated fair value as of the date the contingency is resolved in accordance with the terms of the Purchase Agreement, which we currently expect to occur in the second half of 2017.

The terms of the Purchase Agreement also impacted other existing contractual commitments, including the elimination of the minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC.

   The following table presents financial results of the TPHS business included in "loss from discontinued operations" for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016

Revenues	$—	$65,546	$—	$128,751
Cost of services	38	71,230	258	143,722
Selling, general & administrative expenses	20	5,055	157	12,115
Depreciation and amortization	—	10,701	—	21,575
Restructuring and related charges	—	2,722	—	8,424
Distribution from joint venture	98	—	98	—
Pretax income (loss) on discontinued operations	$40	$(24,162)	$(317)	$(57,085)
Pretax loss on release of cumulative translation adjustment (1)	(3,044)	—	(3,044)	—
Pretax loss on sale of TPHS business	(134)	(4,826)	(444)	(4,826)
Pretax loss on impairment of held for sale asset group	—	(158,354)	—	(158,354)
Total pretax loss on discontinued operations	$(3,138)	$(187,342)	$(3,805)	$(220,265)
Income tax expense	535	8,112	88	8,292
Loss from discontinued operations, net of income tax	$(3,673)	$(195,454)	$(3,893)	$(228,557)

(1)
During the second quarter of 2017, we substantially liquidated a foreign entity that was part of our TPHS business, resulting in a release of the cumulative translation adjustment of $3.0 million into loss from discontinued operations.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:
	Six Months Ended June 30,
(In thousands)	2017	2016
Depreciation and amortization on discontinued operations	$—	$21,575
Capital expenditures on discontinued operations	—	7,680
Share-based compensation on discontinued operations	—	1,763

4.	Share-Based Compensation

We currently have three types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and six months ended June 30, 2017, we recognized share-based compensation costs of $1.9 million and $3.4 million, respectively.  For the three and six months ended June 30, 2016, we recognized share-based compensation costs of $2.9 million and $5.3 million, respectively, of which $1.0 million and $1.8 million, respectively, is in discontinued operations.  Beginning in January 2017 with the adoption of ASU 2016-09, we account for forfeitures as they occur.

A summary of our stock options as of June 30, 2017 and the changes during the six months then ended is presented below:
Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	1,024	$14.02
Granted	—	—
Exercised	(222)	12.69
Forfeited	—	—
Expired	(45)	45.36
Outstanding at June 30, 2017	757	$12.54	4.4	$20,661
Exercisable at June 30, 2017	732	$12.40	4.3	$20,083

The following table shows a summary of our restricted stock and restricted stock units as of June 30, 2017, as well as activity during the six months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	939	$13.11
Granted	113	30.56
Vested	(230)	11.99
Forfeited	(44)	11.64
Nonvested at June 30, 2017	778	$16.07

The following table shows a summary of our market stock units as of June 30, 2017, as well as activity during the six months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	406	$8.75
Granted	—	—
Vested	(8)	5.46
Forfeited	(25)	5.95
Nonvested at June 30, 2017	373	$9.01

5.	Income Taxes

For the three and six months ended June 30, 2017, we had an effective income tax rate from continuing operations of 35.7% and 36.7%, respectively, each of which was favorably impacted by the tax benefits of share-based awards following the adoption of ASU 2016-09 on January 1, 2017.  For the three and six months ended June 30, 2016, we did not record income tax expense because we followed the intra-period tax allocation guidance in ASC 740-20 and the example in ASC 740-20-55-14, which requires that the amount of tax attributable to the current year income from continuing operations be determined by a computation that does not consider the tax effects of items that are excluded from income from continuing operations (e.g. discontinued operations).  We had net operating loss carryforwards from 2015 subject to a valuation allowance at December 31, 2015, which, upon reversal of the valuation allowance in the first six months of 2016, we utilized to offset income from continuing operations for the three and six months ended June 30, 2016.

At June 30, 2017, we had approximately $134.8 million of federal loss carryforwards and approximately $166.5 million of state loss carryforwards.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Our 2014 federal income tax return is currently under IRS examination.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2013 to present.

6.	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consisted of the following at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Cash Convertible Notes, net of unamortized discount	$141,771	$137,859
Prior Credit Agreement:
Term Loan	—	60,000
Revolver	—	13,500
Credit Agreement:
Term Loan	40,000	—
Capital lease obligations and other	2,113	1,270
	183,884	212,629
Less: deferred loan costs	(1,493)	(2,286)
	182,391	210,343
Less: current portion	(142,979)	(46,046)
	$39,412	$164,297

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Prior Credit Agreement").  For further description of the Prior Credit Agreement, please see footnote 10 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.   We are required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first twelve quarters following the closing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the term loan A and the delayed draw term loans are due and payable. As of June 30, 2017, we had not borrowed any amounts under the delayed draw term loan, and availability under the revolving credit facility totaled $92.5 million.

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

The Credit Agreement contains financial covenants that require us to maintain, as defined, specified ratios or levels of (1) funded debt to EBITDA and (2) fixed charge coverage. The Credit Agreement also contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, they limit repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2016 and one of which had occurred as of June 30, 2017, as further detailed below. Accordingly, we have classified the Cash Convertible Notes as long-term debt at December 31, 2016 and as a current liability at June 30, 2017.

The Cash Convertible Notes become convertible into cash during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share ("Trading Price Condition"). The Trading Price Condition was satisfied on June 16, 2017 for the calendar quarter ending June 30, 2017, and accordingly, the Cash Convertible Notes are convertible at any time at the option of the holders during the period from July 1, 2017 through September 30, 2017. The initial cash conversion rate is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock). The settlement on any Cash Convertible Notes surrendered for conversion during this period will occur on the third business day following the end of the applicable "Observation Period" with respect to such conversion (i.e., the period that begins on the date that a holder surrendered the Cash Convertible Notes for conversion in accordance with the requirements of the indenture and ends on the 80th consecutive trading day following such date). The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.  Even if holders do not elect to convert their Cash Convertible Notes, we are required under applicable accounting rules to classify the Cash Convertible Notes that are convertible as a current rather than long-term liability.  Accordingly, the Cash Convertible Notes, net of the unamortized discount, and related deferred loan costs are classified as a current liability at June 30, 2017.

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

The cash conversion feature of the Cash Convertible Notes is a derivative liability (the "Cash Conversion Derivative") that requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is carried at fair value.  At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Conversion Derivative was classified as a long-term liability.  Due to the satisfaction of the Trading Price Condition in June 2017 and the resulting classification of the Cash Convertible Notes as a current liability at June 30, 2017, the Cash Conversion Derivative is recorded in current liabilities at June 30, 2017. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the three and six months ended June 30, 2017, we recorded $2.0 million and $3.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at June 30, 2017 and December 31, 2016 was $141.8 million and $137.9 million, respectively, net of the unamortized discount of $8.2 million and $12.1 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Convertible Notes Hedges were classified as long-term assets.  Due to the satisfaction of the Trading Price Condition in June 2017 and the resulting classification of the Cash Convertible Notes as a current liability at June 30, 2017, the Cash Convertible Notes Hedges are classified in current assets at June 30, 2017.  The Cash Convertible Notes Hedges are recorded as a derivative asset under ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of approximately $25.95 per share, which effectively increased the conversion price of the Cash Convertible Notes to a 60% premium to our stock price on July 1, 2013. The Warrants will be net share settled by issuing a number of shares of our common stock per Warrant corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

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

Contractual Commitments

In October 2012, we entered into the Gallup Joint Venture that required us to make payments over a five-year period beginning January 2013. Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the Gallup Joint Venture was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture. This obligation is currently expected to result in aggregate payments by us of approximately $4.2 million, payable in five equal quarterly installments that began in the fourth quarter of the 2016 calendar year and will end in the fourth quarter of 2017. As of June 30, 2017, this obligation totaled $1.6 million and was included in accrued liabilities. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these were a part of the TPHS business.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Level 3:
Assets:
Cash Convertible Notes Hedges	$160,876	$48,361
Liabilities:
Cash Conversion Derivative	$160,876	$48,361

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2016	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at June 30, 2017
Cash Convertible Notes Hedges	$48,361	$—	$—	$112,515	$160,876
Cash Conversion Derivative	(48,361)	—	—	(112,515)	(160,876)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of operations. The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2017 was as follows:

Cash and cash equivalents – The carrying amount of $7.8 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 6), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Credit Agreement at June 30, 2017 were each $40.0 million.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at June 30, 2017 was $298.2 million, which is based on the most recent trading price of the Cash Convertible Notes as of June 30, 2017, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at June 30, 2017 was $141.8 million, which is net of the debt discount discussed in Note 6.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI"). We did not maintain any cash flow hedges during the three or six months ended June 30, 2017.  Cash flow hedges for the three and six months ended June 30, 2016 consisted solely of an interest rate swap agreement, which effectively modified our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense. Under this agreement, which terminated on December 30, 2016, we received a variable rate of interest based on LIBOR (as defined in Note 6), and we paid a fixed rate of interest with an interest rate of 1.480% plus a spread. Gains and losses on this interest rate swap agreement were reclassified to interest expense in the same period during which the hedged transaction affected earnings or the period in which all or a portion of the hedge became ineffective.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and six months ended June 30, 2017 and 2016:

(In thousands)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	—	$31	—	$123
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	—	$(131)	—	$(264)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended June 30, 2017 and 2016, there were no gains or losses on cash flow hedges recognized in our consolidated statements of operations resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges and, prior to July 31, 2016, foreign currency options and/or forward contracts, do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of operations. These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

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

(In thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Statements of Operations Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$78,431	$1,441	$112,515	$(6,162)	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized (loss) gain	$(78,431)	$(1,441)	$(112,515)	$6,162	Selling, general and administrative expenses

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

Financial Instruments

The estimated fair values of derivative instruments at June 30, 2017 and December 31, 2016 were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges, current	$160,876	$—
Cash convertible notes hedges, long-term	—	48,361
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative, current	$160,876	$—
Cash conversion derivative, long-term	—	48,361

See Note 8 for more information on fair value measurements.

10.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings per share	$17,240	$19,962	$32,720	$39,168
Net loss from discontinued operations attributable to Tivity Health, Inc. - numerator for loss per share	(3,673)	(195,558)	(3,893)	(228,973)
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$13,567	$(175,596)	$28,827	$(189,805)

Denominator:
Shares used for basic income (loss) per share	39,246	36,172	39,158	36,140
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	481	235	462	177
Restricted stock units	602	586	606	524
Market stock units	312	231	303	202
Warrants related to Cash Convertible Notes	1,728	—	927	—
CareFirst Warrants	—	3	—	—
Shares used for diluted income (loss) per share	42,369	37,227	41,456	37,043

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$0.44	$0.55	$0.84	$1.08
Discontinued operations	$(0.09)	$(5.41)	$(0.10)	$(6.34)
Net income (loss) (1)	$0.35	$(4.85)	$0.74	$(5.25)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$0.41	$0.54	$0.79	$1.06
Discontinued operations	$(0.09)	$(5.25)	$(0.09)	$(6.18)
Net income (loss) (1)	$0.32	$(4.72)	$0.70	$(5.12)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	—	1,198	8	1,486
Restricted stock units	3	579	10	679
Warrants related to Cash Convertible Notes	—	7,707	—	7,707
CareFirst Convertible Note	—	892	—	892
CareFirst Warrants	—	472	—	591

(1) Figures may not add due to rounding.

11.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2017 and 2016:

(In thousands)	Foreign Currency Translation Adjustments
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $225	1,458
Amounts reclassified from accumulated OCI, net of tax of $0	3,044
Accumulated OCI, net of tax, as of June 30, 2017	$—

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(4,000)	$(4,239)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $49 and $0, respectively	(74)	797	723
Amounts reclassified from accumulated OCI, net of tax	159	—	159
Net increase in other comprehensive income (loss), net of tax	85	797	882
Accumulated OCI, net of tax, as of June 30, 2016	$(154)	$(3,203)	$(3,357)

The following table provides details about reclassifications out of accumulated OCI for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Statement of Operations
(In thousands)	2017	2016	Classification
Interest rate swaps	$—	$264	Interest expense
	—	(105)	Income tax benefit
	$—	$159	Net of tax

See Note 9 for further discussion of our interest rate swaps.

12.	Restructuring and Related Charges

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

The following table shows the activity in accrued restructuring and related charges for the six months ended June 30, 2017 related to our 2015 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs	Other Costs	Total
Accrued restructuring and related charges liability as of January 1, 2017	$4,242	$63	$4,305
Restructuring charges	—	—	—
Payments	(1,062)	(6)	(1,068)
Accrued restructuring and related charges liability as of June 30, 2017	$3,180	$57	$3,237

In the third quarter of 2016, we began the reorganization of our corporate support infrastructure (the "2016 Restructuring Plan"), which was intended to deliver greater value to our customers and stakeholders. Completion of the 2016 Restructuring Plan occurred during the first quarter of 2017. We incurred a total of approximately $5.6 million in restructuring charges related to the 2016 Restructuring Plan, substantially all of which resulted in or will result in cash expenditures.

The following table shows the activity in accrued restructuring and related charges for the six months ended June 30, 2017 related to our 2016 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Accrued restructuring and related charges liability as of January 1, 2017	$3,851	$48	$3,899
Restructuring charges	794	16	810
Payments	(2,822)	(64)	(2,886)
Adjustments (2)	(125)	—	(125)
Accrued restructuring and related charges liability as of June 30, 2017	$1,698	$—	1,698

(1) Consulting and other costs consist of third-party consulting charges incurred in connection with the 2016 Restructuring Plan.

(2) Adjustments consist primarily of actual employee tax and benefit amounts differing from previous estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® fitness and WholeHealth LivingTM, we are focused on targeted population health for those aged 50 and older. The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans. We also offer Prime fitness, a fitness facility access program, through commercial health plans, employers and insurance exchanges. Our national network of fitness centers delivers both SilverSneakers and Prime fitness. Our fitness networks encompass approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  We sell access to our WholeHealth Living network primarily to commercial health plans. Our WholeHealth Living network includes over 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture, and more.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current knowledge, assumptions, beliefs, estimates and expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations, and can be identified by the use of words like "may," "believe," "will," "can," "expect," "project," "estimate," "anticipate," "plan," or "continue" and similar expressions.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to develop and implement effective strategies;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	the risks associated with recent changes to our senior management team;

•	our ability to sign and implement new contracts for our solutions;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

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

•
the impact of future state and federal legislation and regulations applicable to our business, including the ACA, on our ability to deliver our services and on the financial health of our customers and their willingness to purchase our services;

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

Customer Contracts

Our customer contracts generally have initial terms of approximately three years.  Some of our contracts allow the customer to terminate early.

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

Our fees are generally billed per member per month ("PMPM"), upon member participation, or a combination of both. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. We generally bill our customers each month for the entire amount of the fees contractually due for the prior month's enrollment.  Fees for participation are typically billed in the month after the services are provided.

We recognize PMPM fees and fees for participation as revenue during the period we perform our services.

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

Executive Overview of Results

The key financial results for the three and six months ended June 30, 2017 are:

•	Revenues from continuing operations of:
o	$138.9 million for the three months ended June 30, 2017, up 11.1% from $125.0 million for the same period in 2016; and
o	$279.9 million for the six months ended June 30, 2017, up 11.5% from $251.0 million for the same period in 2016.

•	Pre-tax income from continuing operations of:
o	$26.8 million for the three months ended June 30, 2017, up 34.3% from $20.0 million for the same period in 2016; and
o	$51.7 million for the six months ended June 30, 2017, up 31.9% from $39.2 million for the same period in 2016.

•	Income tax expense from continuing operations of $9.6 million and $18.9 million for the three and six months ended June 30, 2017, respectively, compared to $0 for the same periods in 2016;

•	Restructuring charges of $0.7 million for the six months ended June 30, 2017; and

•
Loss from discontinued operations, net of income tax expense, of $3.7 million and $3.9 million for the three and six months ended June 30, 2017, respectively, compared to $195.6 million and $229.0 million for the same periods in 2016.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 expressed as a percentage of revenues for continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.3%	71.1%	72.0%	71.8%
Selling, general and administrative expenses	5.9%	8.1%	5.9%	7.8%
Depreciation and amortization	0.6%	1.5%	0.6%	1.5%
Restructuring and related charges	0.0%	—%	0.2%	—%
Operating income (1)	22.3%	19.3%	21.3%	18.9%

Interest expense	3.0%	3.3%	2.8%	3.3%
Income before income taxes	19.3%	16.0%	18.5%	15.6%
Income tax expense	6.9%	—%	6.8%	—%

Net income from continuing operations	12.4%	16.0%	11.7%	15.6%
Loss from discontinued operations, net of income tax benefit	(2.6)%	(156.4)%	(1.4)%	(91.1)%
Net income (loss) (1)	9.8%	(140.4)%	10.3%	(75.4)%
Net loss attributable to non-controlling interest	0.0%	0.1%	0.0%	0.2%
Net income (loss) attributable to Tivity Health, Inc.	9.8%	(140.5)%	10.3%	(75.6)%

(1) Figures may not add due to rounding.

Revenues

Revenues from continuing operations for the three months ended June 30, 2017 increased $13.9 million, or 11.1%, over the three months ended June 30, 2016, primarily as a result of the following: an increase of $17.3 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $1.4 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $4.8 million due to contract terminations.

Revenues from continuing operations for the six months ended June 30, 2017 increased $28.9 million, or 11.5%, over the six months ended June 30, 2016, primarily as a result of the following: an increase of $33.0 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $5.6 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $9.7 million due to contract terminations.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from the three months ended June 30, 2016 (71.1%) to the three months ended June 30, 2017 (71.3%) or from the six months ended June 30, 2016 (71.8%) to the six months ended June 30, 2017 (72.0%).  Overall, these slight increases are primarily attributable to expenses associated with strategic business initiatives during 2017 intended to drive growth beginning in 2018, mostly offset by various decreases, none of which were individually material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from 8.1% and 7.8% for the three and six months ended June 30, 2016, respectively, to 5.9% for each of the three and six months ended June 30, 2017.  Overall, these decreases are primarily attributable to cost savings from the reorganization of our corporate support infrastructure that we began implementing in the third quarter of 2016 and completed in the first quarter of 2017 (the "2016 Restructuring Plan").

Depreciation and Amortization

Depreciation and amortization expense from continuing operations decreased $1.1 million and $2.2 million from the three and six months ended June 30, 2016, respectively, compared to the same periods in 2017, primarily due to a decrease in the amount of depreciable assets as well as an out-of-period adjustment recorded in the fourth quarter of 2016 to decrease depreciation expense included in continuing operations (with a corresponding increase to depreciation expense included in discontinued operations).  This adjustment was recorded after having completed our asset separation analysis and related to the correction of our previous allocation of 2016 depreciation expense between continuing and discontinued operations. While interim periods in 2016 were not materially misstated, a portion of the decrease in depreciation expense from continuing operations for the three and six months ended June 30, 2017 is attributable to this adjustment.

Restructuring and Related Charges

During the six months ended June 30, 2017, we incurred restructuring charges from continuing operations of $0.7 million, which consisted primarily of severance and other employee-related costs, in connection with the 2016 Restructuring Plan. We incurred a total of approximately $5.6 million in restructuring charges related to the 2016 Restructuring Plan.  The 2016 Restructuring Plan is expected to create cost savings beginning in 2017, with total annualized savings of approximately $15.0 million to $16.0 million, approximately half of which we expect to be reinvested into the business, primarily related to initiatives during 2017 intended to drive growth beginning in 2018.

Income Tax Expense

For the three and six months ended June 30, 2017, we had an effective income tax rate from continuing operations of 35.7% and 36.7%, respectively, each of which was favorably impacted by the tax benefits of share-based awards following the adoption of ASU 2016-09 on January 1, 2017.  For the three and six months ended June 30, 2016, we did not record income tax expense because we followed the intra-period tax allocation guidance in ASC 740-20 and the example in ASC 740-20-55-14, which requires that the amount of tax attributable to the current year income from continuing operations be determined by a computation that does not consider the tax effects of items that are excluded from income from continuing operations (e.g. discontinued operations).  We had net operating loss carryforwards from 2015 subject to a valuation allowance at December 31, 2015, which, upon reversal of the valuation allowance in the first six months of 2016, we utilized to offset income from continuing operations for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had a working capital deficit of $148.8 million, including the classification of the Cash Convertible Notes, net of unamortized discount, of $141.8 million as a current liability at June 30, 2017 (as discussed in Note 6 of the Notes to Consolidated Financial Statements in this Report).  As of August 1, 2017, the holders of the Cash Convertible Notes have not elected to convert their Cash Convertible Notes.

On April 21, 2017, we entered into the Credit Agreement, which replaced the Prior Credit Agreement.  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  As of June 30, 2017, our availability under the Credit Agreement included $92.5 million under the revolving credit facility and $150 million under the delayed draw term facility (which can be borrowed at our option until July 2, 2018).  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  Delayed draw term loans may not be borrowed after July 2, 2018.

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.   We are required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first twelve quarters following the closing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the term loan A and the delayed draw term loans are due and payable.

We believe our cash on hand, cash flows from operations, and available borrowings are sufficient to fund our operations, debt payments, and capital expenditures for the next twelve months and the foreseeable future.

Cash Flows Provided by Operating Activities

Operating activities during the six months ended June 30, 2017 provided cash of $40.1 million compared to $32.2 million during the six months ended June 30, 2016. The increase in operating cash flow resulted primarily from the following:

•	an improvement in days' sales outstanding, in part related to the composition of our customer base following the sale of the TPHS business; and
•	a fixed royalty payment in the first quarter of 2016 that did not recur in the first quarter of 2017.

These increases were somewhat offset by higher net payments in 2017 related to employee compensation.

Cash Flows Used in Investing Activities

Investing activities during the six months ended June 30, 2017 used $2.2 million in cash, as compared to $6.6 million during the six months ended June 30, 2016, which was primarily due to decreased capital expenditures in 2017, somewhat offset by proceeds from the sale of the MeYou Health business in 2016 that did not recur in 2017.  Capital expenditures in 2016 were primarily associated with our technology platform, while capital expenditures in 2017 were primarily related to computer hardware and product enhancements.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the six months ended June 30, 2017 used $33.3 million in cash, while financing activities during the six months ended June 30, 2016 used $20.8 million in cash.  This increase is primarily due to higher net payments on long-term debt related to a paydown of our term loan A facility, partially offset by an increase in the change in cash overdraft.

Credit Facility

For a detailed description of the Credit Agreement, refer to Note 6 of the Notes to Consolidated Financial Statements in this Report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at June 30, 2017 of (1) a maximum total funded debt to EBITDA of 4.00 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of June 30, 2017.

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

The Cash Convertible Notes become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. This condition was satisfied on June 16, 2017 for the calendar quarter ending June 30, 2017, and accordingly, the Cash Convertible Notes are convertible at any time at the option of the holders during the period from July 1, 2017 through September 30, 2017.  We will continue to evaluate whether the Trading Price Condition has been satisfied in each future calendar quarter prior to the maturity date of July 1, 2018. The initial cash conversion rate is 51.3769 shares of our common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock). The settlement on any Cash Convertible Notes surrendered for conversion during this period will occur on the third business day following the end of the applicable "Observation Period" with respect to such conversion (i.e., the period that begins on the date that a holder surrendered the Cash Convertible Notes for conversion in accordance with the requirements of the indenture and ends on the 80th consecutive trading day following such date). The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

The estimated fair value based on the last traded price of the Cash Convertible Note at June 30, 2017 was $298.2 million (as discussed in Note 8 of the Notes to Consolidated Financial Statements included in this Report). Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.  Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month LIBOR rate (or with the approval of affected lenders, the twelve-month LIBOR rate), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.5 million for the six months ended June 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2017. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

(a)	Exhibits

10.1	Revolving Credit and Term Loan Agreement, dated April 21, 2017 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2017, File No. 000-19364]

10.2
Employment Agreement between Tivity Health, Inc. and Adam C. Holland, dated May 22, 2017 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 000-19364]

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

32
Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer, and Adam Holland, Chief Financial Officer

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

Tivity Health, Inc.
(Registrant)

Date:	August 4, 2017	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)