Form 10-Q
period 2017-09-30
TIVITY HEALTH, INC.
filed 2017-11-03
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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

Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐ No ☒

As of October 31, 2017, there were outstanding 39,616,901 shares of the registrant's common stock, par value $.001 per share ("common stock").

Tivity Health, Inc.
Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$4,908	$1,602
Accounts receivable, net	53,833	50,424
Prepaid expenses	3,571	3,409
Other current assets	2,124	2,250
Cash convertible notes hedges, current	166,473	—
Income taxes receivable	—	426
Total current assets	230,909	58,111

Property and equipment:
Leasehold improvements	10,374	10,144
Computer equipment and related software	22,490	23,024
Furniture and office equipment	8,184	8,670
Capital projects in process	3,311	2,079
	44,359	43,917
Less accumulated depreciation	(34,173)	(35,586)
	10,186	8,331

Other assets	13,436	6,688
Cash convertible notes hedges, long-term	—	48,361
Long-term deferred tax asset	38,556	59,562
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Total assets	$656,816	$544,782

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2017	December 31, 2016
Current liabilities:
Accounts payable	$27,121	$26,029
Accrued salaries and benefits	10,543	18,686
Accrued liabilities	31,926	33,623
Other current liabilities	731	397
Cash conversion derivative, current	166,473	—
Current portion of long-term debt	144,064	46,046
Current portion of long-term liabilities	2,709	7,582
Total current liabilities	383,567	132,363

Long-term debt	4,955	164,297
Cash conversion derivative, long-term	—	48,361
Other long-term liabilities	5,606	10,463

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 39,551,278 and 38,933,580 shares outstanding, respectively	39	39
Additional paid-in capital	348,462	341,270
Accumulated deficit	(57,631)	(119,327)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	—	(4,502)
Total stockholders' equity	262,688	189,298
Total liabilities and stockholders' equity	$656,816	$544,782

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$137,703	$125,049	$417,588	$376,065
Cost of services (exclusive of depreciation and amortization of $699, $1,334, $2,003 and $4,548, respectively, included below)	94,539	89,153	296,009	269,411
Selling, general & administrative expenses	7,838	10,406	24,376	29,924
Depreciation and amortization	850	1,603	2,426	5,352
Restructuring and related charges	(16)	1,129	669	1,170

Operating income	34,492	22,758	94,108	70,208
Interest expense	4,203	4,833	12,167	13,115

Income before income taxes	30,289	17,925	81,941	57,093
Income tax expense	10,403	13,126	29,334	13,126

Net income from continuing operations	19,886	4,799	52,607	43,967
Income (loss) from discontinued operations, net of income tax	6,519	49,075	2,625	(179,482)
Net income (loss)	26,405	53,874	55,232	(135,515)
Less: net income attributable to non-controlling interest	—	80	—	496
Net income (loss) attributable to Tivity Health, Inc.	$26,405	$53,794	$55,232	$(136,011)

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$0.50	$0.13	$1.34	$1.21
Discontinued operations	$0.17	$1.32	$0.07	$(4.94)
Net income (loss)	$0.67	$1.45	$1.41	$(3.73)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$0.46	$0.12	$1.25	$1.17
Discontinued operations	$0.15	$1.28	$0.06	$(4.80)
Net income (loss)	$0.61	$1.40	$1.31	$(3.63)

Comprehensive income (loss)	$26,405	$54,096	$59,734	$(134,411)

Weighted average common shares
and equivalents:
Basic	39,443	37,037	39,254	36,441
Diluted	43,527	38,421	42,253	37,505

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Net income (loss)	$55,232	$(135,515)
Other comprehensive income, net of tax:
Net change in fair value of interest rate swaps, net of tax	—	170
Foreign currency translation adjustment, net of tax	1,458	934
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	3,044	—
Total other comprehensive income, net of tax	$4,502	$1,104
Comprehensive income (loss)	$59,734	$(134,411)

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
Comprehensive income	—	—	—	55,232	—	4,502	59,734
Cumulative effect of a change in accounting principle - adoption of ASU 2016-09	—	—	74	6,464	—	—	6,538
Exercise of stock options	—	—	4,314	—	—	—	4,314
Tax effect of stock options and restricted stock units	—	—	(2,215)	—	—	—	(2,215)
Share-based employee compensation expense	—	—	5,019	—	—	—	5,019
Balance, September 30, 2017	$—	$39	$348,462	$(57,631)	$(28,182)	$—	$262,688

See accompanying notes to the Consolidated Financial Statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income from continuing operations	$52,607	$43,967
Net income (loss) from discontinued operations	2,625	(179,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization	2,446	30,319
Amortization of deferred loan costs	2,318	1,645
Amortization of debt discount	5,941	5,618
Share-based employee compensation expense	5,019	15,367
(Gain) loss on sale of TPHS business	(4,782)	195,772
Loss on release of cumulative translation adjustment	3,044	—
Equity in income from joint ventures	—	(271)
Deferred income taxes	27,545	(89,013)
(Increase) decrease in accounts receivable, net	(2,986)	1,837
Decrease in other current assets	2,035	5,548
Decrease in accounts payable	(1,247)	(3,698)
Decrease in accrued salaries and benefits	(10,925)	(5,457)
(Decrease) increase in other current liabilities	(7,487)	1,568
Other	(2,525)	(5,642)
Net cash flows provided by operating activities	$73,628	$18,078

Cash flows from investing activities:
Acquisition of property and equipment	$(3,974)	$(12,860)
Investment in joint ventures	—	(1,298)
Proceeds from sale of MeYou Health	—	5,156
Payments related to sale of TPHS business	—	(27,469)
Other	—	(787)
Net cash flows used in investing activities	$(3,974)	$(37,258)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$330,700	$396,491
Payments of long-term debt	(400,945)	(385,188)
Payments related to tax withholding for share-based compensation	(1,798)	(4,962)
Exercise of stock options	4,314	8,747
Deferred loan costs	(2,452)	(424)
Change in cash overdraft and other	2,083	2,556
Net cash flows (used in) provided by financing activities	$(68,098)	$17,220

Effect of exchange rate changes on cash	$1,750	$817

Less: net increase in discontinued operations cash and cash equivalents	$—	$(1,637)

Net increase in cash and cash equivalents	$3,306	$494

Cash and cash equivalents, beginning of period	$1,602	$233

Cash and cash equivalents, end of period	$4,908	$727

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, which creates Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. The guidance permits the use of either a full retrospective or modified retrospective transition method. We expect to adopt the standard using the modified retrospective transition method, which would require the cumulative effect of initially applying the standard to be recognized as an adjustment to beginning retained earnings as of January 1, 2018.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current contracts and revenue streams. We do not expect the cumulative adjustment to have a material effect on our consolidated financial statements and related disclosures.  We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective January 1, 2018.

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

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million, which will be convertible into shares of common stock of Sharecare 24 months after Closing at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.  Additionally, pursuant to the Purchase Agreement, we paid Sharecare $25.0 million in cash at Closing to fund projected losses of the TPHS business during the year following Closing (the "Transition Year").

 The Purchase Agreement provided for post-closing adjustments based on (i) net working capital (which resulted in an increase in the face amount of the ACER due to a net working capital surplus, as further discussed below), (ii) negative cash flows of the TPHS business during the Transition Year in excess of $25.0 million (which could have resulted in a reduction in the face amount of the ACER up to a maximum reduction of $20.0 million but did not result in any reduction, as further discussed below), and (iii) any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments).

During the year ended December 31, 2016, we recorded the ACER net of the $20.0 million face value maximum negative cash flow adjustment, or $10.0 million face value, at its estimated fair value of $2.7 million as of Closing.  In May 2017, we entered into an agreement with Sharecare regarding the final working capital amount delivered at Closing, which resulted in a final net working capital surplus of $9.8 million and a corresponding increase to the face value of the ACER (per the terms of the Purchase Agreement), bringing the adjusted face value of the ACER to $39.8 million.  We recorded the $9.8 million of additional face value at its estimated fair value of $2.6 million in May 2017.  Finally, in September 2017, Sharecare indicated that the contingency was resolved with respect to the portion of the ACER (having a face value of $20.0 million) subject to the negative cash flows adjustment described above, and we recorded it at its estimated fair value of $5.5 million.  Therefore, as of September 30, 2017, we have recorded the $39.8 million face value of the ACER at an estimated carrying value of $10.8 million, which is classified as an equity receivable included in other assets.

Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the joint venture with Gallup (the "Gallup Joint Venture") was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture.  As of September 30, 2017, the remaining obligation totaled $0.8 million and was included in accrued liabilities.

The terms of the Purchase Agreement also impacted other existing contractual commitments, including the elimination of the minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC.

   The following table presents financial results of the TPHS business included in "loss from discontinued operations" for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2017		2016		2017		2016

Revenues	$—		$23,146		$—		$151,897
Cost of services	103		29,003		362		172,725
Selling, general & administrative expenses	137		5,954		294		18,069
Depreciation and amortization	—		3,392		—		24,967
Restructuring and related charges	—		264		—		8,688
Distribution from joint venture	—		—		98		—
Pretax loss on discontinued operations	$(240)		$(15,467)		$(558)		$(72,552)
Pretax loss on release of cumulative translation adjustment (1)	—		—		(3,044)		—
Pretax income (loss) on sale of TPHS business	5,226		(42,209)		4,782		(205,390)
Total pretax income (loss) on discontinued operations	$4,986		$(57,676)		$1,180		$(277,942)
Income tax benefit	(1,533	)(2)	(106,751	)(3)	(1,445	)(2)	(98,460)
Income (loss) from discontinued operations, net of income tax	$6,519		$49,075		$2,625		$(179,482)

(1)
During the second quarter of 2017, we substantially liquidated foreign entities that were part of our TPHS business, resulting in a release of the cumulative translation adjustment of $3.0 million into loss from discontinued operations.

(2)
Income tax benefit for the three months and nine months ended September 30, 2017 includes the effect of a change in the estimate of net U.S. tax incurred on foreign activity classified as discontinued operations.

(3)
$68.6 million of the income tax benefit from discontinued operations of $106.8 million recognized in the three months ended September 30, 2016 relates to the release of the valuation allowance on deferred tax assets generated from the net operating losses incurred by the TPHS business for the period January 1, 2016 through the July 31, 2016 closing date.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Depreciation and amortization on discontinued operations	$—	$24,967
Capital expenditures on discontinued operations	—	10,258
Share-based compensation on discontinued operations	—	10,165

4.	Share-Based Compensation

We currently have three types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and nine months ended September 30, 2017, we recognized share-based compensation costs of $1.7 million and $5.0 million, respectively.  For the three and nine months ended September 30, 2016, we recognized share-based compensation costs of $10.0 million and $15.4 million, respectively, of which $8.4 million and $10.2 million, respectively, are in discontinued operations and include the acceleration of vesting of all unvested stock options, market stock units and restricted stock units held by two former senior executives as of Closing who had accepted employment with Sharecare.  Beginning in January 2017 with the adoption of ASU 2016-09, we account for forfeitures as they occur.

A summary of our stock options as of September 30, 2017 and the changes during the nine months then ended is presented below:
Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	1,024	$14.02
Granted	—	—
Exercised	(367)	12.41
Forfeited	—	—
Expired	(45)	45.36
Outstanding at September 30, 2017	612	$12.68	4.4	$17,223
Exercisable at September 30, 2017	588	$12.50	4.3	$16,627

The following table shows a summary of our restricted stock and restricted stock units as of September 30, 2017, as well as activity during the nine months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	939	$13.11
Granted	136	32.06
Vested	(310)	13.19
Forfeited	(49)	12.35
Nonvested at September 30, 2017	716	$16.54

The following table shows a summary of our market stock units as of September 30, 2017, as well as activity during the nine months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	406	$8.75
Granted	—	—
Vested	(8)	5.46
Forfeited	(25)	5.95
Nonvested at September 30, 2017	373	$9.01

5.	Income Taxes

For the three and nine months ended September 30, 2017, we had an effective income tax rate from continuing operations of 34.3% and 35.8%, respectively, each of which was favorably impacted by the tax benefits of share-based awards following the adoption of ASU 2016-09 on January 1, 2017.

For the three months ended September 30, 2016, we had income tax expense from continuing operations of $13.1 million related to pre-tax income of $17.9 million, or an effective income tax rate of 73.2%. This was comprised of income tax expense for the third quarter of 2016 as well as $15.6 million of incremental tax expense related to the first half of 2016, a period in which no income tax provision was recorded due to tax benefits on losses generated by discontinued operations, as further explained below.  These amounts of income tax expense were partially offset by an income tax benefit of $9.6 million related to a reversal of a domestic deferred tax asset valuation allowance initially recorded in the fourth quarter of 2015.  We believe that projected core earnings of the remaining Network Solutions business will be sufficient to utilize the net operating losses within the expiration period.

We did not record income tax expense during the first half of 2016 because we followed the intra-period tax allocation guidance in ASC 740-20 and the example in ASC 740-20-55-14, which requires that the amount of tax attributable to the current year income from continuing operations be determined by a computation that does not consider the tax effects of items that are excluded from income from continuing operations (e.g. discontinued operations).  We had net operating loss carryforwards from 2015 subject to a valuation allowance at December 31, 2015, which, upon reversal of the valuation allowance in the first six months of 2016, we utilized to offset income from continuing operations for the three and six months ended June 30, 2016.

For the nine months ended September 30, 2016, we had an effective tax income tax rate from continuing operations of 23.0%, primarily due to the inclusion of an income tax benefit of $9.6 million related to a reversal of a domestic deferred tax asset valuation allowance, as discussed above.

At September 30, 2017, we had approximately $97.2 million of federal loss carryforwards, approximately $146.8 million of state loss carryforwards, and approximately $9.7 million of foreign tax credits.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Our 2014 Federal income tax return is currently under IRS examination.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2014 to present.

6.	Long-Term Debt

The Company's long-term debt, net of unamortized deferred loan costs, consisted of the following at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Cash Convertible Notes, net of unamortized discount	$143,801	$137,859
Prior Credit Agreement:
Term Loan	—	60,000
Revolver	—	13,500
Credit Agreement:
Term Loan	5,000	—
Capital lease obligations and other	939	1,270
	149,740	212,629
Less: deferred loan costs	(721)	(2,286)
	149,019	210,343
Less: current portion	(144,064)	(46,046)
	$4,955	$164,297

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Prior Credit Agreement").  For further description of the Prior Credit Agreement, please see footnote 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.   We are required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first twelve quarters following the closing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the term loan A and the delayed draw term loans are due and payable. As of September 30, 2017, we had not borrowed any amounts under the delayed draw term loan, and availability under the revolving credit facility totaled $92.8 million.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. Accordingly, we have classified the Cash Convertible Notes, net of the unamortized discount, and related deferred loan costs as a current liability at September 30, 2017 and as long-term debt at December 31, 2016.

At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2016 and one of which had occurred as of September 30, 2017, as further detailed below.

The Cash Convertible Notes become convertible into cash during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share ("Trading Price Condition"). The Trading Price Condition was satisfied on September 15, 2017 for the calendar quarter ended September 30, 2017, and accordingly, the Cash Convertible Notes are convertible at any time at the option of the holders during the period from October 1, 2017 through December 31, 2017. The initial cash conversion rate is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock). The settlement on any Cash Convertible Notes surrendered for conversion during this period will occur on the third business day following the end of the applicable "Observation Period" with respect to such conversion (i.e., the period that begins on the date that a holder surrendered the Cash Convertible Notes for conversion in accordance with the requirements of the indenture and ends on the 80th consecutive trading day following such date). The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

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

The cash conversion feature of the Cash Convertible Notes is a derivative liability (the "Cash Conversion Derivative") that requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is carried at fair value.  At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Conversion Derivative was classified as a long-term liability.  Due to the classification of the Cash Convertible Notes as a current liability at September 30, 2017, the Cash Conversion Derivative is recorded in current liabilities at September 30, 2017. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the three and nine months ended September 30, 2017, we recorded $2.0 million and $5.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%. The net carrying amount of the Cash Convertible Notes at September 30, 2017 and December 31, 2016 was $143.8 million and $137.9 million, respectively, net of the unamortized discount of $6.2 million and $12.1 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Convertible Notes Hedges were classified as long-term assets.  Due to the classification of the Cash Convertible Notes as a current liability at September 30, 2017, the Cash Convertible Notes Hedges are classified in current assets at September 30, 2017.  The Cash Convertible Notes Hedges are recorded as a derivative asset under ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

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

Contractual Commitments

In October 2012, we entered into the Gallup Joint Venture that required us to make payments over a five-year period beginning January 2013. Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the Gallup Joint Venture was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture. As of September 30, 2017, the remaining obligation totaled $0.8 million and was included in accrued liabilities. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these were a part of the TPHS business.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Level 3:
Assets:
Cash Convertible Notes Hedges	$166,473	$48,361
Liabilities:
Cash Conversion Derivative	$166,473	$48,361

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2016	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at September 30, 2017
Cash Convertible Notes Hedges	$48,361	$—	$—	$118,112	$166,473
Cash Conversion Derivative	(48,361)	—	—	(118,112)	(166,473)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of operations. The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at September 30, 2017 was as follows:

Cash and cash equivalents – The carrying amount of $4.9 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 6), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Credit Agreement at September 30, 2017 were each approximately $5.0 million.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at September 30, 2017 was $309.5 million, which is based on the most recent trading price of the Cash Convertible Notes as of September 30, 2017, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at September 30, 2017 was $143.8 million, which is net of the debt discount discussed in Note 6.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI"). We did not maintain any cash flow hedges during the three or nine months ended September 30, 2017.  Cash flow hedges for the three and nine months ended September 30, 2016 consisted solely of an interest rate swap agreement, which effectively modified our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense. Under this agreement, which terminated on December 30, 2016, we received a variable rate of interest based on LIBOR (as defined in Note 6), and we paid a fixed rate of interest with an interest rate of 1.480% plus a spread. Gains and losses on this interest rate swap agreement were reclassified to interest expense in the same period during which the hedged transaction affected earnings or the period in which all or a portion of the hedge became ineffective.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the three and nine months ended September 30, 2017 and 2016:

(In thousands)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	—	$14	—	$109
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	—	$(126)	—	$(390)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended September 30, 2017 and 2016, there were no gains or losses on cash flow hedges recognized in our consolidated statements of operations resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges and, prior to July 31, 2016, foreign currency options and/or forward contracts, do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of operations. These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

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

(In thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	Statements of Operations Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$5,597	$67,399	$118,112	$61,237	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized (loss) gain	$(5,597)	$(67,399)	$(118,112)	$(61,237)	Selling, general and administrative expenses

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

Financial Instruments

The estimated fair values of derivative instruments at September 30, 2017 and December 31, 2016 were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges, current	$166,473	$—
Cash convertible notes hedges, long-term	—	48,361
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative, current	$166,473	$—
Cash conversion derivative, long-term	—	48,361

See Note 8 for more information on fair value measurements.

10.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016:

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings per share	$19,886	$4,799	$52,607	$43,967
Net income (loss) from discontinued operations attributable to Tivity Health, Inc. - numerator for loss per share	6,519	48,995	2,625	(179,978)
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$26,405	$53,794	$55,232	$(136,011)

Denominator:
Shares used for basic income (loss) per share	39,443	37,037	39,254	36,441
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	464	554	463	367
Restricted stock units	538	619	583	551
Market stock units	535	195	486	140
Warrants related to Cash Convertible Notes	2,547	—	1,467	—
CareFirst Warrants	—	16	—	6
Shares used for diluted income (loss) per share	43,527	38,421	42,253	37,505

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$0.50	$0.13	$1.34	$1.21
Discontinued operations	$0.17	$1.32	$0.07	$(4.94)
Net income (loss)	$0.67	$1.45	$1.41	$(3.73)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$0.46	$0.12	$1.25	$1.17
Discontinued operations	$0.15	$1.28	$0.06	$(4.80)
Net income (loss)	$0.61	$1.40	$1.31	$(3.63)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	—	82	5	581
Restricted stock units	10	20	10	148
Warrants related to Cash Convertible Notes	—	7,707	—	7,707
CareFirst Convertible Note	—	892	—	892

Market stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

11.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2017 and 2016:

(In thousands)	Foreign Currency Translation Adjustments
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $225	1,458
Amounts reclassified from accumulated OCI, net of tax of $0	3,044	(1)
Accumulated OCI, net of tax, as of September 30, 2017	$—

(1)	This amount was reclassified out of accumulated OCI to gain (loss) on discontinued operations during the nine months ended September 30, 2017 and had a tax effect of $0.

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(4,000)	$(4,239)
Other comprehensive income (loss) before reclassifications, net of tax benefit of $43 and $0, respectively	(66)	934	868
Amounts reclassified from accumulated OCI, net of tax	236	—	236
Net increase in other comprehensive income (loss), net of tax	170	934	1,104
Accumulated OCI, net of tax, as of September 30, 2016	$(69)	$(3,066)	$(3,135)

The following table provides details about reclassifications out of accumulated OCI for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016	Statement of Operations Classification
(In thousands)
Interest rate swaps	$390	Interest expense
	(154)	Income tax benefit
	$236	Net of tax

See Note 9 for further discussion of our interest rate swaps.

12.	Restructuring and Related Charges

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

The following table shows the activity in accrued restructuring and related charges for the nine months ended September 30, 2017 related to our 2015 Restructuring Plan:

(In thousands)	Total
Accrued restructuring and related charges liability as of January 1, 2017	$4,305
Payments	(1,126)
Accrued restructuring and related charges liability as of September 30, 2017	$3,179

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

The following table shows the activity in accrued restructuring and related charges for the nine months ended September 30, 2017 related to our 2016 Restructuring Plan:

(In thousands)	Total
Accrued restructuring and related charges liability as of January 1, 2017	$3,899
Restructuring charges	810
Payments	(3,160)
Adjustments (1)	(141)
Accrued restructuring and related charges liability as of September 30, 2017	$1,408

(1) Adjustments consist primarily of actual employee tax and benefit amounts differing from previous estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. (the "Company") was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® fitness and WholeHealth LivingTM, we are focused on targeted population health for those aged 50 and older. The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans. We also offer Prime fitness, a fitness facility access program, through commercial health plans, employers and insurance exchanges. Our national network of fitness centers delivers both SilverSneakers and Prime fitness. Our fitness networks encompass approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes over 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as physical therapy, occupational therapy, speech therapy, chiropractic care, acupuncture, and more.

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

Business Strategy

Our "A-B-C-D" strategy is designed to (A) add new members in our three existing networks - SilverSneakers®, Prime fitness® and WholeHealthTM Living, (B) build engagement and participation among our current eligible members, (C) collaborate with partners to add new products and services that will leverage the value of our brand, and (D) deepen relationships with our partners and their instructors within our national network.  In addition to the A-B-C-D strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our products.

We engage and support our members based on the needs and preferences of our customers.  Within our fitness networks, we have approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. More than 14,000 of these participating locations within the national network deliver our proprietary SilverSneakers fitness program, and more than 10,000 of these locations offer Prime fitness.

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

Our fees are generally billed per member per month ("PMPM"), or a combination of PMPM and member participation. For PMPM fees, we generally determine our contract fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. We generally bill our customers each month for the entire amount of the fees contractually due for the prior month's enrollment.  Fees for participation are typically billed in the month after the services are provided.

We recognize PMPM fees and fees for participation as revenue during the period we perform our services.

We are currently evaluating the impact that the adoption of ASU No. 2014-09 (as discussed in Note 2 of the Notes to Consolidated Financial Statements included in this report) will have on our revenue recognition policies and procedures, financial position, results of operations, cash flows, financial disclosures and control framework.

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

Executive Overview of Results

The key financial results for the three and nine months ended September 30, 2017 are:

•	Revenues from continuing operations of:
o	$137.7 million for the three months ended September 30, 2017, up 10.1% from $125.0 million for the same period in 2016; and
o	$417.6 million for the nine months ended September 30, 2017, up 11.0% from $376.1 million for the same period in 2016.

•	Pre-tax income from continuing operations of:
o	$30.3 million for the three months ended September 30, 2017, up 69.0% from $17.9 million for the same period in 2016; and
o	$81.9 million for the nine months ended September 30, 2017, up 43.5% from $57.1 million for the same period in 2016.

•
Income tax expense from continuing operations of $10.4 million and $29.3 million for the three and nine months ended September 30, 2017, respectively, compared to $13.1 million for the each of the same periods in 2016;

•	Restructuring charges of $0.7 million for the nine months ended September 30, 2017, compared to $1.2 million for the nine months ended September 30, 2016; and

•
Income (loss) from discontinued operations, net of income tax expense, of $6.5 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, compared to $49.0 million and ($180.0) million for the same periods in 2016.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 expressed as a percentage of revenues from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	68.7%	71.3%	70.9%	71.6%
Selling, general and administrative expenses	5.7%	8.3%	5.8%	8.0%
Depreciation and amortization	0.6%	1.3%	0.6%	1.4%
Restructuring and related charges	0.0%	0.9%	0.2%	0.3%
Operating income (1)	25.0%	18.2%	22.5%	18.7%

Interest expense	3.1%	3.9%	2.9%	3.5%
Income before income taxes (1)	22.0%	14.3%	19.6%	15.2%
Income tax expense	7.6%	10.5%	7.0%	3.5%

Net income from continuing operations (1)	14.4%	3.8%	12.6%	11.7%
Income (loss) from discontinued operations, net of income tax benefit	4.7%	39.2%	0.6%	(47.7)%
Net income (loss) (1)	19.2%	43.1%	13.2%	(36.0)%
Net loss attributable to non-controlling interest	0.0%	0.1%	0.0%	0.1%
Net income (loss) attributable to Tivity Health, Inc.	19.2%	43.0%	13.2%	(36.2)%

(1) Figures may not add due to rounding.

Revenues

Revenues from continuing operations for the three months ended September 30, 2017 increased $12.7 million, or 10.1%, over the three months ended September 30, 2016, primarily as a result of the following: an increase of $15.6 million due to a net increase in the number of members eligible to participate in our fitness solutions, an increase of $2.0 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $4.9 million due to contract terminations.

Revenues from continuing operations for the nine months ended September 30, 2017 increased $41.5 million, or 11.0%, over the nine months ended September 30, 2016, primarily as a result of the following: an increase of $48.8 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $7.6 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $14.9 million due to contract terminations.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues decreased from the three months ended September 30, 2016 (71.3%) to the three months ended September 30, 2017 (68.7%) primarily due to a decrease in salaries and benefits related to a slight reduction in headcount and a decrease in business separation costs related to the separation of the Network Solutions business from the disposed TPHS business separation of the TPHS business.  These decreases were partially offset by expenses associated with strategic business initiatives during 2017 intended to drive growth beginning in 2018.

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from the nine months ended September 30, 2016 (71.6%) to the nine months ended September 30, 2017 (70.9%).

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from 8.3% for the three months ended September 30, 2016 to 5.7% for the three months ended September 30, 2017 and from 8.0% for the nine months ended September 30, 2016 to 5.8% for the nine months ended September 30, 2017.  These decreases are primarily attributable to cost savings from the reorganization of our corporate support infrastructure that we began implementing in the third quarter of 2016 and completed in the first quarter of 2017 (the "2016 Restructuring Plan") as well as decreased consulting costs related to the sale and separation of the TPHS business in 2016.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations decreased $0.8 million from the three months ended September 30, 2016 compared to the same period in 2017, primarily due to an out-of-period adjustment recorded in the fourth quarter of 2016 to decrease full year depreciation expense included in continuing operations (with a corresponding increase to depreciation expense included in discontinued operations).  This adjustment was recorded after having completed our asset separation analysis and related to the correction of our previous allocation of 2016 depreciation expense between continuing and discontinued operations. While interim periods in 2016 were not materially misstated, the majority of the decrease in depreciation expense from continuing operations for the three months ended September 30, 2017 is attributable to this adjustment.

Depreciation and amortization expense from continuing operations decreased $2.9 million from the nine months ended September 30, 2016 compared to the same period in 2017, primarily due to a decrease in the amount of depreciable assets as well as an out-of-period adjustment recorded in the fourth quarter of 2016, as described above.  While interim periods in 2016 were not materially misstated, a portion of the decrease in depreciation expense from continuing operations for the nine months ended September 30, 2017 is attributable to this adjustment.

Restructuring and Related Charges

In the third quarter of 2016, we began implementing the 2016 Restructuring Plan, which was largely completed during the first quarter of 2017. We incurred approximately $1.1 million during the three and nine months ended September 30, 2016 and approximately $0 and $0.7 million during the three and nine months ended September 30, 2017, respectively, in restructuring charges from continuing operations, each of which consisted primarily of severance and other employee-related costs, related to this 2016 Restructuring Plan.  Since its inception, we have incurred a total of approximately $5.6 million in restructuring charges related to the 2016 Restructuring Plan.  The 2016 Restructuring Plan began to create cost savings in 2017, and we expect total annualized savings of approximately $15.0 million to $16.0 million, approximately half of which we expect to be reinvested into the business in 2017, primarily related to initiatives intended to drive growth beginning in 2018.

Interest Expense

Interest expense from continuing operations decreased $0.6 million and $0.9 million from the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2017, primarily due to a lower average level of outstanding borrowings under our credit agreement during 2017 compared to 2016 and a decrease in the average interest rate paid on outstanding borrowings during 2017 compared to 2016.  These decreases were partially offset by the acceleration during 2017 of a portion of deferred loan costs in conjunction with paydowns of our term loan A facility in 2017.

Income Tax Expense

See Note 5 of the Notes to Consolidated Financial Statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had a working capital deficit of $152.7 million, including the classification of the Cash Convertible Notes, net of unamortized discount, of $143.8 million as a current liability at September 30, 2017 (as discussed in Note 6 of the Notes to Consolidated Financial Statements in this report).  As of November 1, 2017, the holders of the Cash Convertible Notes have not elected to convert their Cash Convertible Notes.

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

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  As of September 30, 2017, our availability under the Credit Agreement included $92.8 million under the revolving credit facility and $150 million under the delayed draw term facility (which can be borrowed at our option until July 2, 2018).  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  Delayed draw term loans may not be borrowed after July 2, 2018.

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

Cash Flows Provided by Operating Activities

Operating activities during the nine months ended September 30, 2017 provided cash of $73.6 million compared to $18.1 million during the nine months ended September 30, 2016. The increase in operating cash flow resulted primarily from the following:

•	an increase in net income, coupled with the use of tax loss carryforwards to offset taxable income and thus reduce cash taxes; and
•	an improvement in days' sales outstanding, in part related to the composition of our customer base following the sale of the TPHS business.

Cash Flows Used in Investing Activities

Investing activities during the nine months ended September 30, 2017 used $4.0 million in cash, compared to $37.3 million during the nine months ended September 30, 2016, which was primarily due to decreased capital expenditures in 2017 compared to 2016 and payments related to the sale of the TPHS business in 2016 that did not recur in 2017.  These increases in cash were slightly offset by proceeds from the sale of the MeYou Health business in 2016 that did not recur in 2017.  Capital expenditures in 2016 were primarily associated with our technology platform, while capital expenditures in 2017 were primarily related to computer hardware and the development of a digital platform related to member awareness and engagement.  We expect capital expenditures to remain at lower levels when compared to the period prior to the sale of the TPHS business due to the profile of the remaining business.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the nine months ended September 30, 2017 used $68.1 million in cash, while financing activities during the nine months ended September 30, 2016 provided $17.2 million in cash.  This decrease is primarily due to higher net payments on long-term debt related to accelerated paydowns of our term loan A facility during the second and third quarters of 2017 totaling $65 million.

Credit Facility

For a detailed description of the Credit Agreement, refer to Note 6 of the Notes to Consolidated Financial Statements in this report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at September 30, 2017 of (1) a maximum total funded debt to EBITDA of 4.00 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of September 30, 2017.

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

The Cash Convertible Notes become convertible into cash during any calendar quarter (and only during such calendar quarter) if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to approximately $25.30 per share. This condition was satisfied on September 15, 2017 for the calendar quarter ended September 30, 2017, and accordingly, the Cash Convertible Notes are convertible at any time at the option of the holders during the period from October 1, 2017 through December 31, 2017.  We will continue to evaluate whether the Trading Price Condition has been satisfied in each future calendar quarter prior to the maturity date of July 1, 2018. The initial cash conversion rate is 51.3769 shares of our common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock). The settlement on any Cash Convertible Notes surrendered for conversion during this period will occur on the third business day following the end of the applicable "Observation Period" with respect to such conversion (i.e., the period that begins on the date that a holder surrendered the Cash Convertible Notes for conversion in accordance with the requirements of the indenture and ends on the 80th consecutive trading day following such date). The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

The estimated fair value based on the last traded price of the Cash Convertible Note at September 30, 2017 was $309.5 million (as discussed in Note 8 of the Notes to Consolidated Financial Statements included in this report). Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

General

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations, debt payments, and capital expenditures for at least the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be acceptable to us.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.6 million for the nine months ended September 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2017. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption "Part I — Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Tivity Health, Inc.
(Registrant)

Date:	November 3, 2017	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)