Form 10-K
period 2017-12-31
TIVITY HEALTH, INC.
filed 2018-02-28
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes  ☐ No ☒

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.5 billion based on the price at which the shares were last sold for such date on The Nasdaq Stock Market LLC.

As of February 23, 2018, 39,784,760 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are incorporated by reference into Part II of this Form 10-K.

Tivity Health, Inc.
Form 10-K

PART I

As used throughout this Annual Report on Form 10-K (this "Report"), unless the context otherwise indicates, the terms "we," "us," "our," "Tivity Health," or the "Company" refer collectively to Tivity Health, Inc. and its wholly-owned subsidiaries.

Item 1. Business

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM, we are focused on advancing long-lasting health and vitality, especially in aging populations. The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans. We also offer Prime Fitness, a fitness facility access program, through commercial health plans and employers. Our national network of fitness centers delivers both SilverSneakers and Prime Fitness. In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness network encompasses approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living programs include relationships with over 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

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

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Customer Contracts

Our customer contracts generally have initial terms of approximately three years.  Some of our contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.

Business Strategy

Our "A-B-C-D" strategy, which will leverage both our traditional physical footprint and developing digital platforms, is designed to (A) add new members in our three existing networks - SilverSneakers®, Prime® Fitness and WholeHealth LivingTM, (B) build engagement and participation among our current eligible members, (C) collaborate with partners to add new products and services that will leverage the value of our brand, and (D) deepen relationships with our partners and their instructors within our national network.  In addition to the A-B-C-D strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our programs.

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

Segment and Major Customer Information

We have one operating and reportable segment.  During 2017, Humana, Inc. ("Humana") and United Healthcare, Inc. ("United Healthcare") each comprised more than 10%, and together comprised approximately 38%, of our revenues from continuing operations.  Our primary contract with Humana was renewed in 2018 and continues through December 31, 2022.  Our primary contract with United Healthcare continues through December 31, 2020.  No other customer accounted for 10% or more of our revenues from continuing operations in 2017.  See Note 19 to the notes to consolidated financial statements included in this Report relating to revenues from external customers and customer concentration.

Competition

The healthcare industry is highly competitive, and the manner in which services are provided is subject to continual change. Other entities, whose financial and marketing resources may exceed our resources, may choose to initiate or expand programs in competition with our offerings.

We believe we have certain advantages over our competitors such as our proprietary class programming; the brand recognition of programs such as SilverSneakers; the depth and breadth of our fitness center network relationships, which encompass approximately 16,000 participating locations; and the trusting connections with our members developed over 25 years that have generated nearly 600 million member visits to participating locations.  However, we cannot assure you that we can compete effectively with other entities such as those noted above.

Industry Integration and Consolidation

Consolidation remains an important factor in all aspects of the healthcare industry.  While we believe the size of our membership base provides us with the economies of scale to compete even in a consolidating market, we cannot assure you that we can effectively compete with companies formed as a result of industry consolidation or that we can retain existing customers if they are acquired by other entities that already have or contract for programs similar to ours or are not interested in our programs.

Governmental Regulation

Governmental regulation impacts us in a number of ways in addition to those regulatory risks presented under Item 1A. "Risk Factors" below.

Health Reform

In recent years, Congress and certain state governments have passed a large number of laws and regulations intended to result in major changes within the healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), the most prominent of these efforts, changes how healthcare services are covered, delivered, and reimbursed through, among other things, expanded health insurance coverage, reduced growth in Medicare program spending and the establishment of programs that tie reimbursement to care quality and value. However, there is substantial uncertainty regarding the ongoing effects of the ACA because the presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the ACA, its implementation or its interpretation. For example, in 2017, Congress eliminated the financial penalty associated with the ACA's individual mandate, effective January 2019. The president has signed an executive order that directs agencies to minimize "economic and regulatory burdens" of the ACA, but it is unclear how this executive order will be implemented. It is difficult to predict whether, when or how the ACA will be further changed, what alternative provisions, if any, will be enacted, the timing of implementation of any alternative provisions, and the impact of alternative provisions on providers and other healthcare industry participants.

The ACA, as currently structured, contains provisions that affect our customers, including commercial health plans and Medicare Advantage programs. The ACA has decreased the number of uninsured individuals and expanded coverage through the expansion of public programs and private sector health insurance. However, the ACA also may increase costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits. In addition, the ACA established uniform minimum medical loss ratios ("MLRs") for health plans, requiring a minimum percentage of health coverage premium revenue to be spent on healthcare medical costs and quality improvement expenses. The ACA also reduced premium payments to Medicare Advantage plans such that the managed care per capita payments paid by HHS to Medicare Advantage plans are now, on average, approximately equal to those for traditional Medicare. While the ACA provides for bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans have been significantly reduced under the ACA.

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

Violations of HIPAA and its implementing regulations may result in criminal penalties and in substantial civil penalties for each violation. These penalties are updated annually based on changes to the consumer price index. In addition, we may be contractually or directly obligated to comply with any applicable state laws or regulations related to the confidentiality and security of confidential personal information. In the event of a data breach involving individually-identifiable health information, we are subject to contractual obligations and state and federal requirements that require us to notify our customers. These requirements may also require us or our customers to notify affected individuals, regulatory agencies, and the media of the data breach. Non-permitted uses and disclosures of unsecured individually identifiable health information are presumed to be breaches for which notice is required, unless it can be demonstrated that there is a low probability the information has been compromised.

Federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Our contracts with Medicare Advantage plans may subject us to a number of obligations, including billing and reimbursement requirements, prohibitions on fraudulent and abusive conduct and related training and screening obligations. Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as "whistleblowers," who are permitted to share in any settlement or judgment. Liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government. The federal False Claims Act defines the term "knowingly" broadly. There are many other potential bases for liability under the federal False Claims Act, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The submission of claims for services or items generated in violation of certain "fraud and abuse" provisions of the Social Security Act, including the anti-kickback provisions, constitutes a false or fraudulent claim under the federal False Claims Act. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities that allegedly have violated other statutes, such as the federal self-referral prohibition commonly known as the Stark Law, have thereby submitted false claims under the federal False Claims Act.

From time to time, participants in the healthcare industry, including our company and our customers, may be subject to actions under the federal False Claims Act or other fraud and abuse laws, including similar state statutes, and it is not possible to predict the impact of such actions. Violations of applicable laws may result in significant civil and criminal penalties. For example, violations of the federal False Claims Act may result in penalties of three times the actual damages sustained by the government, plus substantial mandatory civil penalties for each separate false claim. These penalties are updated annually based on changes to the consumer price index.

Because of the international operations previously conducted as part of our TPHS business that we sold to Sharecare in July 2016, we were subject to the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar antibribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties.

Employees

As of February 21, 2018, we had approximately 475 employees. Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

Available Information

Our Internet address is www.tivityhealth.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains periodic reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

A significant percentage of our revenues is derived from health plan customers. The health plan industry may continue to consolidate, and we cannot assure you that we will be able to retain health plan customers, or continue to provide our products and services to such health plan customers on terms at least as favorable to us as currently provided, if they are acquired by other health plans that already participate in competing programs or are not interested in our programs. Increasing vertical integration efforts involving health plans and healthcare providers or entities that provide wellness services may increase these challenges. Our health plan customers that are part of larger healthcare enterprises may have greater bargaining power, which may lead to further pressure on the prices for our products and services. In addition, a reduction in the number of covered lives enrolled with our health plan customers or in the payments we receive could adversely affect our results of operations. Our health plan customers are subject to continuing competition and reduced reimbursement rates from governmental and private sources, which could lead current or prospective customers to seek reduced fees or choose to reduce or delay the purchase of our services. Finally, health plan customers could attempt to offer services themselves that compete directly with our offerings, stop providing our offerings to certain or all of their members, or offer fitness benefits in addition to SilverSneakers, which could adversely affect our business and results of operations.

We currently derive a significant percentage of our revenues from two customers.

For the year ended December 31, 2017, Humana and United Healthcare each comprised more than 10%, and together comprised approximately 38%, of our revenues from continuing operations. Our primary contract with Humana was renewed in 2018 and continues through December 31, 2022. The term of our contract with United Healthcare continues through December 31, 2020. The loss or restructuring of a contract with Humana, United Healthcare or any of our other significant customers could have a material adverse effect on our business and results of operations.  Neither of these contracts allows Humana or United Healthcare to terminate for convenience prior to the expiration of the contract.

In 2018, United Healthcare discontinued offering SilverSneakers to its individual Medicare Advantage beneficiaries in nine states and instead provided those beneficiaries a fitness benefit offered by its wholly owned subsidiary Optum, while continuing to offer SilverSneakers to its individual Medicare Advantage beneficiaries in 34 states and to its group Medicare Advantage members in all 50 states. While we believe United Healthcare values the health benefits that SilverSneakers presents to its Medicare Advantage beneficiaries as well as the brand recognition of SilverSneakers among active seniors, United Healthcare may discontinue offering SilverSneakers to its Medicare Advantage beneficiaries in additional states in 2019 or 2020 within contractual limitations and/or may offer multiple fitness benefits, including SilverSneakers.

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

Our results of operations could be adversely affected by severe or unexpected weather, health epidemics or outbreaks of disease.

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting participating locations and using our services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza, may cause members to avoid public gathering places and negatively impact their use of our services.  As some of the fees that we charge our customers are based on a combination of PMPM and member participation, a decrease in member participation could adversely affect our business and results of operations.

We may experience difficulties associated with the implementation and/or integration of new businesses, services (including outsourced services), technologies, solutions, or products.

We may face difficulties, costs, and delays in effectively implementing and/or integrating acquired businesses, services (including outsourced services), technologies, solutions, or products into our business.  Implementing internally-developed solutions and products, and/or integrating newly acquired businesses, services (including outsourced services), and technologies could be time-consuming and may strain our resources. Consequently, we may not be successful in implementing and/or integrating these new businesses, services, technologies, solutions, or products and may not achieve anticipated revenue and cost benefits.

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

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due July 1, 2018 (the "Cash Convertible Notes"), all of which are still outstanding. On April 21, 2017, we entered into a new Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of lenders. As of December 31, 2017, our long-term debt under these arrangements, including the current portion but excluding the debt discount, was $150.0 million.

Our ability to service our indebtedness (including any debt outstanding under the Credit Agreement and the Cash Convertible Notes) will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

The Credit Agreement contains various financial covenants and limits repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.  A breach of any of these covenants could result in a default under the Credit Agreement in which all amounts outstanding under the Credit Agreement may become immediately due and payable and all commitments under the Credit Agreement to extend further credit may be terminated. In addition, a payment default, including an acceleration following an event of default, under the Credit Agreement or under our indenture for the Cash Convertible Notes could each trigger an event of default under the other debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.

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

The cash conversion derivative that is part of the Cash Convertible Notes ("Cash Conversion Derivative") is accounted for as a derivative liability pursuant to Accounting Standards Codification ("ASC") Topic 470, Debt, relating to derivative instruments and hedging activities. In general, the initial valuation of the conversion option was bifurcated from the debt component of the Cash Convertible Notes and is measured at fair value each reporting period. For each financial statement period after issuance of the Cash Convertible Notes, a hedge gain (or loss) will be reported in our consolidated statements of comprehensive income (loss) to the extent the valuation of the Cash Conversion Derivative changes from the previous period. In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled, recorded and carried at fair value as a derivative asset and intended to offset the gain (or loss) associated with changes to the valuation of the Cash Conversion Derivative. Although we do not expect there to be a material net impact to our consolidated statements of comprehensive income (loss) as a result of our issuing the Cash Convertible Notes and entering into the Cash Convertible Notes Hedges, we cannot assure you these transactions will be completely offset, which may result in volatility to our consolidated statements of comprehensive income (loss).

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At December 31, 2017, we had approximately $334.7 million and $29.0 million of goodwill and intangible assets, respectively. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

Damage to our reputation could harm our business, including our competitive position and business prospects.
Our ability to attract and retain customers, members and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including employee misconduct, security breaches, unethical behavior, litigation or regulatory outcomes, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

Our customers are subject to considerable state and federal government regulation, and a substantial majority of our business involves providing services to Medicare Advantage beneficiaries. As a result, we are subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse. CMS is in the process of expanding its Recovery Audit Contractor ("RAC") program for Medicare Advantage, which may result in increased government enforcement. Further, our contracts with Medicare Advantage plans require us to comply with a number of regulatory provisions and permit these customers to perform compliance audits. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. Further, we are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. Certain of our services, including health utilization management and certain claims payment functions, require licensure and may be regulated by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements.

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

The healthcare industry is subject to various political, regulatory, scientific, and technological influences. Efforts at federal and state levels of government have resulted in laws and regulations intended to effect significant change within the healthcare system. The ACA, the most prominent of these efforts, affects coverage, delivery, and reimbursement of healthcare services. Among other effects, several of its provisions may increase the costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA eliminates pre-existing condition exclusions by commercial health plans, bans annual benefit limits, and mandates minimum MLRs for health plans.

However, there is substantial uncertainty regarding the net effect and future of the ACA. The presidential administration and certain members of Congress continue to attempt to repeal or make significant changes to the ACA, its implementation and its interpretation. The president signed an executive order that directs agencies to minimize "economic and regulatory burdens" of the ACA, but it is unclear how this executive order will be implemented. It is possible that the reforms imposed by the ACA or uncertainty regarding its repeal or significant changes to the law will adversely affect the profitability of our customers and cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA's complexity and the difficulty of predicting the impact of changes on other healthcare industry participants, we are unable to predict all of the ways in which the ACA could impact the Company. Furthermore, we could also be impacted by future healthcare reform legislative and regulatory initiatives.

The Tax Cuts and Jobs Act could have material effects on the Company.

The Tax Cut and Jobs Act (the "Tax Act") was signed into law on December 22, 2017 and includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  The Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017.  In addition, it provides for prospective changes beginning in 2018, including acceleration of tax revenue recognition and additional limitations on executive compensation and the deductibility of interest.

We are currently evaluating the Tax Act with our professional advisers; we cannot predict at this time the full impact of the Tax Act on the Company in future periods and make no assurances in that regard.

Item 1B. Unresolved Staff Comments

  None.

Item 2. Properties

We lease approximately 264,000 square feet of office space for our corporate headquarters in Franklin, Tennessee, approximately 221,000 square feet of which is subleased, pursuant to an agreement that expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona (pursuant to an agreement that expires in April 2020), and approximately 6,000 square feet of office space in Ashburn, Virginia.

Item 3. Legal Proceedings

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits ("United Press Release"), and the market price of the Company's shares of common stock dropped on that same day. In connection with the United Press Release, two lawsuits have been filed against the Company as described below.  We intend to vigorously defend ourselves against both complaints.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between February 24, 2017 and November 3, 2017 ("Weiner Lawsuit").  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief executive officer, chief financial officer and chief accounting officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On January 19, 2018, the Oklahoma Firefighters Pension and Retirement System filed a motion to appoint counsel and lead plaintiff.

On January 26, 2018, Charles Denham, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, chief accounting officer, current directors of the Company and a former director of the Company, as defendants.  The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment, largely tracking allegations in the Weiner Lawsuit.  The complaint further alleges that certain defendants engaged in insider trading.  The plaintiff seeks monetary damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief.

Additionally, from time to time, we are subject to contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this Report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial statements.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 28, 2018.  Executive officers of the Company serve at the pleasure of the Board.

Officer	Age	Position
Donato Tramuto	61
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

Adam Holland	39
Chief Financial Officer of the Company since June 2017.  Chief Financial Officer of Kirkland's, Inc. from February 2015 to June 2017, Chief Accounting Officer of Kirkland's, Inc. from August 2014 to February 2015 and Vice President of Finance of Kirkland's, Inc. from August 2008 to February 2015.

Glenn Hargreaves	51

Chief Accounting Officer of the Company since July 2012 and Controller since January 2011.  Interim Chief Financial Officer from November 2016 until June 2017.  Director of Tax of the Company from April 2005 until January 2011.

Mary Flipse	51

Chief Legal Officer of the Company since November 2015.  General Counsel of the Company from July 2012 to March 2016. Director, Corporate Counsel of the Company from February 2012 to July 2012. Operations Counsel of the Company from August 2011 until February 2012.  Assistant General Counsel of King Pharmaceuticals from May 2005 to July 2011.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "TVTY".

The following table sets forth the high and low sales prices per share of our common stock as reported by Nasdaq for the relevant periods.

	High	Low
Year ended December 31, 2017
First quarter	$30.55	$20.60
Second quarter	40.45	27.95
Third quarter	41.55	35.65
Fourth quarter	48.50	29.95

Year ended December 31, 2016
First quarter	$13.27	$9.18
Second quarter	12.79	9.54
Third quarter	27.30	11.48
Fourth quarter	26.92	19.25
Performance Graph
The following graph compares the total stockholder return of $100 invested on December 31, 2012 in (a) the Company, (b) the Nasdaq U.S. Stocks Benchmark index and (c) the Nasdaq Health Care Providers index, assuming the reinvestment of all dividends.

12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
TVTY	100.0	143.5	185.8	120.3	212.6	341.6
Nasdaq U.S. Stocks Benchmark	100.0	133.5	150.1	150.8	170.5	206.9
Nasdaq Health Care Providers	100.0	138.0	178.3	193.1	210.6	280.1

$350
$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Notes:
A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the annual interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on December 31, 2012.

Unregistered Sales of Equity Securities

Pursuant to the Investment Agreement with CareFirst Holdings, LLC ("CareFirst") (as described in footnote 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which is hereby incorporated by reference into this Report), CareFirst had an opportunity to earn warrants based on achievement of certain quarterly thresholds for revenue. On April 8, 2016, we issued to CareFirst warrants to purchase 22,895 shares of our common stock at an exercise price of $11.94 per share, and on June 13, 2016, we issued to CareFirst warrants to purchase 17,008 shares of our common stock at an exercise price of $12.97 per share. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

In accordance with the terms of the Investment Agreement (as described in footnote 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which is hereby incorporated by reference into this Report), in September 2016, CareFirst exercised its right to convert 590,683 CareFirst warrants for a total of 218,162 shares of our common stock.  In December 2016, CareFirst exercised its right to convert 39,903 CareFirst Warrants for a total of 18,104 shares of our common stock. The issuance of shares of our common stock as a result of the conversion of the CareFirst Warrants was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders

At February 21, 2018, there were approximately 10,600 holders of our common stock, including 192 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. Our Board of Directors will review our dividend policy from time to time and may declare dividends at its discretion; however, our Credit Agreement places restrictions on the payment of dividends. For further discussion of the Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated by reference herein.

Annual Report

A copy of the Tivity Health, Inc. Annual Report on Form 10-K for 2017 filed with the Securities and Exchange Commission is available on the Company's website, www.tivityhealth.com.  It is also available from the Company (without exhibits) at no charge. These requests should be directed to Chip Wochomurka, Vice President – Investor Relations, or Jill Meyer, Senior Director – Public Relations, at the Company's corporate office.

Item 6. Selected Financial Data

The following table represents selected consolidated financial data. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this Report.  As further discussed in Note 1 to the notes to consolidated financial statements included in this Report, our results from continuing operations do not include the results of the TPHS business, which we sold effective July 31, 2016.
(In thousands, except per share data)	Year Ended December 31,
	2017		2016	2015	2014	2013
Operating Results:
Revenues	$556,942		$500,998	$452,092	$405,263	$359,434
Cost of services (exclusive of depreciation and amortization included below)	395,605		357,120	318,060	272,400	248,312
Selling, general and administrative expenses	34,361		39,478	35,546	32,075	29,584
Depreciation and amortization	3,357		4,085	6,869	7,035	6,403
Restructuring and related charges	3,223		4,933	702	—	—
Legal settlement charges	—		—	—	5,910	—
Operating income	$120,396		$95,382	$90,915	$87,843	$75,135
Interest expense	15,613		17,318	17,996	17,449	15,748

Income before income taxes	$104,783		$78,064	$72,919	$70,394	$59,387
Income tax expense	43,553	(1)	21,973	29,285	27,558	24,096

Income from continuing operations	$61,230		$56,091	$43,634	$42,836	$35,291
Income (loss) from discontinued operations, net of income tax benefit	2,485		(184,706)	(74,952)	(48,397)	(43,832)
Net income (loss)	$63,715		$(128,615)	$(31,318)	$(5,561)	$(8,541)
Less: net income (loss) attributable to non-controlling interest	—		496	(371)	—	—
Net income (loss) attributable to Tivity Health, Inc.	$63,715		$(129,111)	$(30,947)	$(5,561)	$(8,541)

Basic income (loss) per share attributable to Tivity Health, Inc.:
Continuing operations	$1.56		$1.52	$1.22	$1.21	$1.02
Discontinued operations	0.06		(5.01)	(2.08)	(1.37)	(1.27)
Net income (loss)	$1.62		$(3.49)	$(0.86)	$(0.16)	$(0.25)

Diluted income (loss) per share attributable to Tivity Health, Inc.:
Continuing operations	$1.44		$1.47	$1.18	$1.18	$1.00
Discontinued operations	0.06		(4.86)	(2.02)	(1.33)	(1.24)
Net income (loss)	$1.50		$(3.39)	$(0.84)	$(0.15)	$(0.24)

Weighted average common shares and equivalents:
Basic	39,357		36,999	35,832	35,302	34,489
Diluted	42,547		38,075	36,854	36,346	35,237

Selected Balance Sheet Data:
Total assets (2) (3)	636,163		544,782	712,924	806,207	741,845
Long-term debt (3)	—		164,297	208,289	225,411	230,416

(1)
In 2017, we incurred a non-cash charge to income tax expense of $7.4 million related to the Tax Act, which was signed into law in December 2017.  This charge related to both the re-measurement of our deferred tax assets to the lower tax rate and the requirement to recalculate the impact of repatriation of our foreign earnings, which occurred earlier in the year, under provisions of the new law. In addition, in 2017 we adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires the excess tax benefits from share-based awards to be recognized on a prospective basis in income tax expense, whereas they were previously recorded to stockholders' equity.

(2)
Includes assets held for sale within discontinued operations.  In addition, reflects the impact of ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes", related to balance sheet classification of all deferred tax liabilities and assets as noncurrent, which was adopted in 2016 and applied prospectively.

(3)
Reflects the impact of the adoption of Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" in fiscal 2016 related to balance sheet classification of debt issuance costs, which was applied retrospectively to all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8. "Financial Statements and Supplementary Data" of this Report.

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM, we are focused on advancing long-lasting health and vitality, especially in aging populations. The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans. We also offer Prime Fitness, a fitness facility access program, through commercial health plans and employers. Our national network of fitness centers delivers both SilverSneakers and Prime Fitness. In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness network encompasses approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living programs include relationships with over 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

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

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Forward-Looking Statements

This Report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

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

•	the impact of severe or adverse weather conditions on member participation in our programs;

•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;

•	our ability to service our debt, make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;

•	the risks associated with changes in macroeconomic conditions;

•	counterparty risk associated with the Cash Convertible Notes Hedges;

•
the risks associated with valuation of the Cash Convertible Notes Hedges and the Cash Conversion Derivative, which may result in volatility to our consolidated statements of operations if these transactions do not completely offset one another;

•	our ability to integrate new or acquired businesses, services, technologies, solutions, or products into our business and to accurately forecast the related costs;

•
our ability to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business and to accurately forecast the related impact on our revenues and earnings;

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	our ability to develop new products and services;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our operations;

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

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare or Medicare Advantage;

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or infectious disease outbreak;

•	the impact of the Tax Act and any additional new or proposed tax legislation;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in this Report, including those set forth in Item 1A. "Risk Factors."

We undertake no obligation to update or revise any such forward-looking statements.

Critical Accounting Policies

We describe our significant accounting policies in Note 1 of the notes to the consolidated financial statements.  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

We recognize PMPM fees and fees for participation as revenue during the period in which we perform our services.

On January 1, 2018, we adopted ASU No. 2014-09 (as discussed in Note 2 of the notes to consolidated financial statements included in this Report) using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018. The cumulative impact of our adoption of this standard was not material.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We have a single reporting unit.

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

The Tax Act was signed into law on December 22, 2017 and includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  The Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017.  In addition, it provides for prospective changes beginning in 2018, including acceleration of tax revenue recognition and additional limitations on executive compensation and the deductibility of interest.  We are currently evaluating the Tax Act with our professional advisers; we cannot predict at this time the full impact of the Tax Act on the Company in future periods.

Executive Overview of Results

The key financial results for the year ended December 31, 2017 are:

•	Revenues from continuing operations of $556.9 million for the year ended December 31, 2017, up 11.2% from $501.0 million for the year ended December 31, 2016;

•	Pre-tax income from continuing operations of $104.8 million for the year ended December 31, 2017, up 34.2% from $78.1 million for the year ended December 31, 2016;

•	Income from continuing operations of $61.2 million for the year ended December 31, 2017, compared to $56.1 million for the year ended December 31, 2016;

•	Restructuring charges of $3.2 million for the year ended December 31, 2017, compared to $4.9 million for the year ended December 31, 2016.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 expressed as a percentage of revenues from continuing operations.

	Year Ended December 31,
	2017	2016	2015

Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.0%	71.3%	70.4%
Selling, general and administrative expenses	6.2%	7.9%	7.9%
Depreciation and amortization	0.6%	0.8%	1.5%
Restructuring and related charges	0.6%	1.0%	0.2%
Operating income (1)	21.6%	19.0%	20.1%

Interest expense	2.8%	3.5%	4.0%
Income before income taxes (1)	18.8%	15.6%	16.1%
Income tax expense	7.8%	4.4%	6.5%

Income from continuing operations (1)	11.0%	11.2%	9.7%
Income (loss) from discontinued operations, net of income tax benefit	0.4%	(36.9)%	(16.6)%
Net income (loss) (1)	11.4%	(25.7)%	(6.9)%
Net income (loss) attributable to non-controlling interest	—%	0.1%	(0.1)%
Net income (loss) attributable to Tivity Health, Inc. (1)	11.4%	(25.8)%	(6.8)%
(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations for 2017 increased $55.9 million, or 11.2%, over 2016, primarily as a result of the following: an increase of $67.8 million due to both a net increase in the number of members eligible to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $8.9 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $20.8 million due to contract terminations.

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

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from 2016 (71.3%) to 2017 (71.0%).

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased slightly from 2015 (70.4%) to 2016 (71.3%).  Overall, this slight increase is primarily attributable to an increase in short-term incentive compensation due to the Company's financial performance against established targets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from 7.9% for the year ended December 31, 2016 to 6.2% for the year ended December 31, 2017.  This decrease is primarily attributable to cost savings from the reorganization of our corporate support infrastructure that we began implementing in the third quarter of 2016 and completed in the first quarter of 2017 (the "2016 Restructuring Plan") as well as decreased consulting costs related to the sale and separation of the TPHS business in 2016.

Selling, general and administrative expenses from continuing operations as a percentage of revenues remained consistent at 7.9% for 2016 and 2015.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations decreased $0.7 million from 2016 to 2017, primarily due to a decrease in the amount of amortization expense, as all intangible assets subject to amortization became fully amortized during 2016.

Depreciation and amortization expense from continuing operations decreased $2.8 million from 2015 to 2016, primarily due to a decrease in the amount of depreciable assets.

Restructuring and Related Charges

During the fourth quarter of 2017, we began and completed a reorganization primarily related to streamlining our operations support (the "2017 Restructuring Plan").  We incurred restructuring charges from continuing operations of $2.6 million related to the 2017 Restructuring Plan, which consisted entirely of severance and other employee-related costs. We expect the 2017 Restructuring Plan to result in total annualized savings of approximately $3.0 million to $4.0 million beginning in 2018, which we expect to reinvest into the business in 2018 into initiatives intended to drive growth in 2018 and beyond.

During 2017 and 2016, we incurred restructuring charges from continuing operations of $0.7 million and $4.9 million, respectively, related to the 2016 Restructuring Plan, which we began implementing in the third quarter of 2016 and completed during the first quarter of 2017.  Since its inception, we have incurred a total of approximately $5.6 million in restructuring charges related to the 2016 Restructuring Plan, which consisted primarily of severance and other employee-related costs.  The 2016 Restructuring Plan began to create cost savings in 2017, and we expect total savings of approximately $15.0 million to $16.0 million on an annualized basis, approximately half of which we reinvested into the business in 2017, primarily related to initiatives intended to drive growth beginning in 2018.

During 2015, we incurred restructuring charges from continuing operations of $0.7 million in connection with our reorganization and cost rationalization plan (the "2015 Restructuring Plan"), which primarily consisted of one-time termination benefits.

Interest Expense

Interest expense from continuing operations decreased $1.7 million from 2016 to 2017, primarily due to a lower average level of outstanding borrowings under our credit agreement during 2017 compared to 2016.

Interest expense from continuing operations was relatively consistent for 2016 and 2015.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this Report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had a working capital deficit of $135.3 million, including the Cash Convertible Notes, which mature on July 1, 2018, net of unamortized discount, of $145.9 million as a current liability at December 31, 2017 (as discussed in Note 7 of the notes to consolidated financial statements in this Report).  As of February 28, 2018, the holders of the Cash Convertible Notes have not elected to convert their Cash Convertible Notes.

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Prior Credit Agreement").  For further description of the Prior Credit Agreement, please see Note 7 of the notes to consolidated financial statements in this Report.

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

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  As of December 31, 2017, our availability under the Credit Agreement included $92.6 million under the revolving credit facility and $150 million under the delayed draw term facility (which can be borrowed at our option until July 2, 2018).  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company.  Delayed draw term loans may not be borrowed after July 2, 2018.

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.   The term loan A was repaid in full as of December 31, 2017.  If we elect to borrow the delayed draw term loans, we will be required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first 12 quarters following the time of borrowing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the delayed draw term loans will be due and payable.

Cash Flows Provided by Operating Activities

Operating activities during the year ended December 31, 2017 provided cash of $105.3 million compared to $45.6 million during the year ended December 31, 2016. The increase in operating cash flow resulted primarily from the following:

•	an increase in net income, coupled with the use of tax loss carryforwards to offset taxable income and thus reduce cash taxes; and
•	an improvement in days' sales outstanding, in part related to the composition of our customer base following the sale of the TPHS business.

Operating activities during 2016 provided cash of $45.6 million compared to $64.5 million during 2015.

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

Cash Flows Used in Investing Activities

Investing activities during the year ended December 31, 2017 used $5.9 million in cash, compared to $38.9 million during the year ended December 31, 2016, which was primarily due to decreased capital expenditures in 2017 compared to 2016 and payments related to the sale of the TPHS business in 2016 that did not recur in 2017.  These items were slightly offset by proceeds from the sale of the MeYou Health business in 2016.  Capital expenditures in 2016 were primarily associated with our technology platform, while capital expenditures in 2017 were primarily related to computer hardware and applications/software and the development of a digital platform related to member awareness and engagement.  We expect capital expenditures to remain at lower levels when compared to the period prior to the sale of the TPHS business due to the profile of the remaining business.

Investing activities during 2016 used $38.9 million in cash, as compared to $37.4 million during 2015, which was primarily due to decreased capital expenditures in 2016 associated with our technology platform, offset by payments made to Sharecare related to the sale of the TPHS business.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the year ended December 31, 2017 used $74.3 million in cash, while financing activities during the year ended December 31, 2016 used $6.7 million in cash.  This change is primarily due to higher net payments on debt related to accelerated repayment of our term loan A facility during 2017 totaling $70 million.

Financing activities during 2016 used $6.7 million in cash, while financing activities during 2015 used $25.4 million in cash.  This change is primarily due to a decrease in net payments under the Prior Credit Agreement during 2016 and increased proceeds from the exercise of stock options.

Credit Facility

For a detailed description of the Credit Agreement, refer to Note 7 of the notes to consolidated financial statements in this Report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at December 31, 2017 of (1) a maximum total funded debt to EBITDA of 3.75 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of December 31, 2017.

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

Pursuant to the indenture under which we issued the Cash Convertible Notes, the Cash Convertible Notes became convertible into cash (at the option of the holder) during the period that began on January 1, 2018 and ends on June 28, 2018.  The cash conversion rate (subject to adjustment, as set forth in the indenture) is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to

an initial conversion price of $19.4640 per share of common stock).   The settlement of any Cash Convertible Notes surrendered for conversion during this period will occur on July 2, 2018, which is the third business day following the end of the applicable observation period with respect to such conversion (i.e., the 80 consecutive trading day period beginning on the 82nd scheduled trading day immediately preceding the maturity date, which 82nd scheduled trading day is March 6, 2018).  The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

The estimated fair value based on the last traded price of the Cash Convertible Note at December 31, 2017 was $278.8 million (as discussed in Note 9 of the notes to consolidated financial statements included in this Report).  We anticipate that we will satisfy the Cash Convertible Notes upon their maturity on July 1, 2018 through a combination of available cash, the Cash Convertible Notes Hedges, and available credit under the Credit Agreement, as needed.  Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant. We will not receive any additional proceeds if the Warrants are exercised.

General

We believe that cash flows from operating activities, our available cash, the Cash Convertible Notes Hedges, and our anticipated available credit under the Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations and debt payments for at least the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions would be acceptable to us.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2017:

	Payments due by year ended December 31,
(in thousands)	2018	2019-2020	2021-2022	2023 and After	Total
Deferred compensation plan payments (1)	$1,313	$1,323	$—	$—	$2,636
Debt and related interest (2)	151,816	476	476	—	152,768
Operating lease obligations (3)	5,547	8,820	1,737	136	16,240
Capital lease obligations (4)	53	—	—	—	53
Severance and related obligations	4,748	2,107	—	—	6,855
Other contractual cash obligations (5)	1,329	—	—	—	1,329
Total Contractual Cash Obligations	$164,806	$12,726	$2,213	$136	$179,881

(1)	Consists of payments under a non-qualified deferred compensation plan.

(2)
Consists of scheduled principal payments and estimated interest payments on outstanding borrowings under the Credit Agreement. Also includes payments in respect of the Cash Convertible Notes and payments of cash interest thereon. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date (see Note 7 of the notes to consolidated financial statements included in this Report). Total estimated interest payments included in the table above are $1.8 million for 2018 and $0.5 million for 2019 and 2020 combined and for 2021 and 2022 combined.

(3)	Excludes cash receipts from sublease contracts of $5.5 million, $11.3 million, $11.4 million, and $1.0 million, respectively.

(4)	Consists of scheduled principal payments on capital lease obligations. Estimated interest payments are zero.

(5)
Other contractual cash obligations primarily include payments related to a joint venture with Gallup that was transferred to Sharecare but for which we agreed to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the joint venture.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

Recent Relevant Accounting Standards

See Note 2 of the notes to consolidated financial statements included in this Report for discussion of recent relevant accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.  Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month LIBOR rate (or with the approval of affected lenders, the 12-month LIBOR rate), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.6 million for the year ended December 31, 2017.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tivity Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tivity Health, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for employee share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
February 28, 2018

We have served as the Company's auditor since 2014.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$28,440	$1,602
Accounts receivable, net	55,113	50,424
Prepaid expenses	3,444	3,409
Other current assets	2,180	2,250
Cash convertible notes hedges, current	134,079	—
Income taxes receivable	39	426
Total current assets	223,295	58,111

Property and equipment:
Leasehold improvements	10,384	10,144
Computer equipment and related software	19,508	23,024
Furniture and office equipment	8,194	8,670
Capital projects in process	1,105	2,079
	39,191	43,917
Less accumulated depreciation	(28,533)	(35,586)
	10,658	8,331

Other assets	13,315	6,688
Cash convertible notes hedges, long-term	—	48,361
Long-term deferred tax asset	25,166	59,562
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Total assets	$636,163	$544,782

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2017	December 31, 2016
Current liabilities:
Accounts payable	$26,804	$26,029
Accrued salaries and benefits	15,018	18,686
Accrued liabilities	33,527	33,623
Other current liabilities	984	397
Cash conversion derivative, current	134,079	—
Current portion of long-term debt	145,959	46,046
Current portion of long-term liabilities	2,262	7,582
Total current liabilities	358,633	132,363

Long-term debt	—	164,297
Cash conversion derivative, long-term	—	48,361
Other long-term liabilities	5,577	10,463

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 39,729,580 and 38,933,580 shares outstanding, respectively	40	39
Additional paid-in capital	349,243	341,270
Accumulated deficit	(49,148)	(119,327)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	—	(4,502)
Total stockholders' equity	271,953	189,298
Total liabilities and stockholders' equity	$636,163	$544,782

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$556,942	$500,998	$452,092
Cost of services (exclusive of depreciation and amortization of $2,802, $3,468, and $5,440, respectively, included below)	395,605	357,120	318,060
Selling, general and administrative expenses	34,361	39,478	35,546
Depreciation and amortization	3,357	4,085	6,869
Restructuring and related charges	3,223	4,933	702

Operating income	120,396	95,382	90,915
Interest expense	15,613	17,318	17,996

Income before income taxes	104,783	78,064	72,919
Income tax expense	43,553	21,973	29,285

Income from continuing operations	$61,230	$56,091	$43,634
Income (loss) from discontinued operations, net of income tax	2,485	(184,706)	(74,952)
Net income (loss)	$63,715	$(128,615)	$(31,318)
Less: net income (loss) attributable to non-controlling interest	—	496	(371)
Net income (loss) attributable to Tivity Health, Inc.	$63,715	$(129,111)	$(30,947)

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$1.56	$1.52	$1.22
Discontinued operations	$0.06	$(5.01)	$(2.08)
Net income (loss)	$1.62	$(3.49)	$(0.86)

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations	$1.44	$1.47	$1.18
Discontinued operations	$0.06	$(4.86)	$(2.02)
Net income (loss)	$1.50	$(3.39)	$(0.84)

Comprehensive income (loss)	$68,217	$(128,878)	$(33,509)

Weighted average common shares and equivalents:
Basic	39,357	36,999	35,832
Diluted	42,547	38,075	36,854

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$63,715	$(128,615)	$(31,318)
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of tax	—	239	103
Foreign currency translation adjustment, net of tax	1,458	(502)	(2,294)
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	3,044	—	—
Total other comprehensive income (loss), net of tax	$4,502	$(263)	$(2,191)
Comprehensive income (loss)	$68,217	$(128,878)	$(33,509)

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$—	$35	$292,346	$42,439	$(28,182)	$(2,048)	$304,590
Comprehensive loss	—	—	—	(31,318)	—	(2,191)	(33,509)
Exercise of stock options	—	1	2,466	—	—	—	2,467
Repurchase of common stock	—	—	—	(1,833)	—	—	(1,833)
Tax effect of stock options and restricted stock units	—	—	(5,617)	—	—	—	(5,617)
Share-based employee compensation expense	—	—	10,469	—	—	—	10,469
Issuance of CareFirst Warrants	—	—	2,408	—	—	—	2,408
Proceeds from non-controlling interest	—	—	1,615	—	—	—	1,615
Balance, December 31, 2015	$—	$36	$303,687	$9,288	$(28,182)	$(4,239)	$280,590
Comprehensive loss	—	—	—	(128,615)	—	(263)	(128,878)
Exercise of stock options	—	2	10,000	—	—	—	10,002
Tax effect of stock options and restricted stock units	—	—	(8,947)	—	—	—	(8,947)
Share-based employee compensation expense	—	—	17,538	—	—	—	17,538
Issuance of CareFirst Warrants	—	—	192	—	—	—	192
Conversion of CareFirst Convertible Note	—	1	19,999	—	—	—	20,000
Settlement of non-controlling interest	—	—	(1,199)	—	—	—	(1,199)
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
Comprehensive income	—	—	—	63,715	—	4,502	68,217
Cumulative effect of a change in accounting principle – adoption of ASU 2016-09	—	—	74	6,464	—	—	6,538
Exercise of stock options	—	1	5,722	—	—	—	5,723
Tax withholding for share-based compensation	—	—	(4,481)	—	—	—	(4,481)
Share-based employee compensation expense	—	—	6,658	—	—	—	6,658
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$—	$271,953

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income from continuing operations	$61,230	$56,091	$43,634
Net income (loss) from discontinued operations	2,485	(184,706)	(74,952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,357	31,292	49,855
Amortization of deferred loan costs	2,887	2,209	2,520
Amortization of debt discount	8,001	7,564	7,148
Share-based employee compensation expense	6,658	17,538	10,469
Loss on sale of MeYou Health	—	5,325	—
(Gain) loss on sale of TPHS business	(4,733)	192,034	—
Gain on sale of Navvis business	—	—	(1,873)
Loss on release of cumulative translation adjustment	3,044	—	—
Equity in (income) loss from joint ventures	—	(271)	20,229
Deferred income taxes	40,935	(75,942)	(5,916)
(Increase) decrease in accounts receivable, net	(3,939)	8,330	16,971
Decrease in other current assets	820	2,819	2,796
(Decrease) increase in accounts payable	(407)	(3,376)	5,248
Decrease in accrued salaries and benefits	(6,061)	(1,056)	(801)
Decrease in other current liabilities	(6,436)	(4,825)	(11,764)
Other	(2,565)	(7,425)	940
Net cash flows provided by operating activities	$105,276	$45,601	$64,504

Cash flows from investing activities:
Acquisition of property and equipment	$(5,910)	$(14,474)	$(34,730)
Investment in joint ventures	—	(1,298)	(5,881)
Proceeds from sale of MeYou Health	—	5,156	—
Proceeds from sale of Navvis	—	—	4,369
Payments related to sale of TPHS business	—	(27,469)	—
Other	—	(787)	(1,121)
Net cash flows used in investing activities	$(5,910)	$(38,872)	$(37,363)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$373,450	$515,666	$572,981
Payments of long-term debt	(449,084)	(527,115)	(597,837)
Payments related to tax withholding for share-based compensation	(4,481)	(7,699)	(3,544)
Exercise of stock options	5,722	10,002	2,467
Repurchase of common stock	—	—	(1,833)
Deferred loan costs	(2,452)	(424)	(892)
Proceeds from non-controlling interest	—	—	1,615
Change in cash overdraft and other	2,533	2,834	1,648
Net cash flows used in financing activities	$(74,312)	$(6,736)	$(25,395)

Effect of exchange rate changes on cash	$1,784	$(261)	$(1,641)

Less: net (decrease) increase in discontinued operations cash and cash equivalents	$—	$(1,637)	$388

Net increase (decrease) in cash and cash equivalents	$26,838	$1,369	$(283)

Cash and cash equivalents, beginning of period	1,602	233	516

Cash and cash equivalents, end of period	$28,440	$1,602	$233

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,727	$7,474	$8,303
Cash paid during the period for income taxes, net of refunds	$—	$1,458	$262

Noncash Activities:
Issuance of CareFirst Warrants	$—	$192	$2,408
Assets acquired through capital lease obligation	$—	$—	$898
Conversion of CareFirst Convertible Note	$—	$20,000	$—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016, and 2015

1.	Summary of Significant Accounting Policies

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM, we are focused on advancing long-lasting health and vitality, especially in aging populations.

Our results from continuing operations do not include the results of the total population health services ("TPHS") business, which we sold effective July 31, 2016.  The TPHS business included our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Dean Ornish's Program for Reversing Heart Disease™, respectively), our joint venture with Gallup, Inc. ("Gallup"), Navvis Healthcare, LLC ("Navvis"), MeYou Health, LLC ("MeYou Health"), and our international operations, including our joint venture with SulAmérica.  While Navvis and MeYou Health were part of our TPHS business, they were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.  See Note 3 for further information on discontinued operations.

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

c.
Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed, net of contractual allowances (reflected as a reduction of revenue) and allowances for doubtful accounts (reflected as selling, general and administrative expenses). These combined allowances totaled $0.2 million at December 31, 2017 and $0.7 million at December 31, 2016. Unbilled receivables primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers fitness solution, billed one month in arrears.  Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts and for contractual allowances (such as data reconciliation differences) on a specific identification basis.

d.
Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $3.4 million, $3.6 million, and $6.3 million, respectively, including depreciation of assets recorded under capital leases.

e.	Other Assets - Other assets consist primarily of an adjustable convertible equity right (see Note 3), which is accounted for as a cost method investment.

f.
Intangible Assets - Intangible assets subject to amortization include customer contracts, acquired technology, and distributor and provider networks, which we amortized on a straight-line basis over estimated useful lives ranging from three to ten years. All intangible assets subject to amortization were fully amortized at December 31, 2017.

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

Intangible assets not subject to amortization at December 31, 2017 and 2016 consist of a trade name of $29.0 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 5 for further information on intangible assets.

g.	Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of the fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We have a single reporting unit.

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

If we determine that the carrying value of goodwill is impaired, we calculate any impairment using a fair-value based goodwill impairment test as required by generally accepted accounting principles in the United States ("U.S. GAAP"). The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

h	Accounts Payable- Accounts payable consists of short-term trade obligations and includes cash overdrafts attributable to disbursements not yet cleared by the bank.

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

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09 (as discussed under "Recent Relevant Accounting Standards" below) using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") and supersedes ASC Topic 605, "Revenue Recognition." The provisions of ASC Topic 606 provide for a single comprehensive principles-based standard for the recognition of revenue across all industries and expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those years. The guidance permits the use of either a full retrospective or modified retrospective transition method. On January 1, 2018, we adopted ASC Topic 606 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018. The cumulative impact of our adoption of ASC Topic 606 was not material.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which we adopted on January 1, 2017.  ASU 2016-09 requires all income tax effects of share-based awards to be recognized on a prospective basis in the income statement, of which excess tax benefits were previously presented as a component of shareholders' equity.  In addition, any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $6.5 million to our retained earnings as of January 1, 2017.  Regarding the statement of cash flows, the standard requires the presentation of excess tax benefits as an operating activity rather than as a financing activity and that cash paid by the Company when directly withholding shares for tax withholding purposes be classified as a financing activity on a retrospective basis. The standard also allows for an accounting policy election to estimate the number of awards that are expected to vest or to account for forfeitures when they occur. We elected to account for forfeitures as they occur, which did not result in a material cumulative effect adjustment to our retained earnings as of January 1, 2017.  Finally, the standard no longer allows excess tax benefits to be included in the assumed proceeds when applying the treasury stock method for computing diluted earnings per share ("EPS"), which results in share-based awards having a more dilutive effect on EPS.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows" (Topic 230) ("ASU 2016-15"), which we adopted on January 1, 2018.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is to be applied using a retrospective approach. We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements and related disclosures.

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

During 2016, we recorded $10.0 million of the ACER's $30.0 million face value (and did not yet record the $20.0 million face value related to the maximum negative cash flow adjustment) at its estimated fair value of $2.7 million as of Closing.  In May 2017, we entered into an agreement with Sharecare regarding the final working capital amount delivered at Closing, which resulted in a final net working capital surplus of $9.8 million and a corresponding increase to the face value of the ACER (per the terms of the Purchase Agreement), bringing the adjusted total face value of the ACER to $39.8 million.  We recorded the $9.8 million of additional face value at its estimated fair value of $2.6 million.  Finally, in September 2017, Sharecare indicated that the contingency was resolved with respect to the portion of the ACER (having a face value of $20.0 million) subject to the negative cash flows adjustment described above, and we recorded it at its estimated fair value of $5.5 million.  Therefore, as of December 31, 2017, we have recorded the $39.8 million face value of the ACER at an estimated carrying value of $10.8 million, which is classified as an equity receivable included in other assets.

Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the joint venture with Gallup (the "Gallup Joint Venture") was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture.  As of December 31, 2017, the remaining obligation totaled $0.8 million and was included in accrued liabilities.

The terms of the Purchase Agreement also impacted other existing contractual commitments, including the elimination of the minimum fee requirements under our technology services outsourcing agreement with HP Enterprise Services, LLC.

Effective July 31, 2016, in connection with the Closing, the Company and CareFirst Holdings, LLC ("CareFirst"), agreed to terminate the Investment Agreement between them (see Note 7).  Also in connection with the Closing, all of the Commercial Agreements (defined in Note 7) between the Company and CareFirst relating to the TPHS business were transferred to Healthways SC that, effective at the Closing, became a wholly-owned subsidiary of Sharecare.  As a result, CareFirst no longer has the opportunity to earn CareFirst Warrants (as defined in Note 7) in respect of the periods following the Closing.  The Convertible Note, the Registration Rights Agreement and the CareFirst Warrants previously issued to CareFirst were not affected by the termination of the Investment Agreement.

The following table presents financial results of the TPHS business included in "loss from discontinued operations" for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(In thousands)	2017		2016	2015

Revenues	$—		$151,780	$318,506
Cost of services	427		173,302	317,849
Selling, general & administrative expenses	349		18,594	32,928
Depreciation and amortization	—		27,207	42,986
Restructuring and related charges	—		8,626	14,395
Equity in income (loss) from joint ventures	98		243	(20,229)
Pretax loss on discontinued operations	(678)		(75,706)	(109,881)
Pretax loss on release of cumulative translation adjustment (1)	(3,044)		—	—
Pretax gain on sale of Navvis business	—		—	1,873
Pretax loss on sale of MeYou Health business	—		(4,826)	—
Pretax income (loss) on sale of TPHS business	4,733		(202,095)	—
Total pretax income (loss) on discontinued operations	1,011		(282,627)	(108,008)
Income tax benefit	(1,474	)(2)	(97,921)	(33,056)
Income (loss) from discontinued operations, net of income tax benefit	$2,485		$(184,706)	$(74,952)

(1)
During the second quarter of 2017, we substantially liquidated foreign entities that were part of our TPHS business, resulting in a release of the cumulative translation adjustment of $3.0 million into loss from discontinued operations.

(2)	Income tax benefit for the year ended December 31, 2017 includes the effect of a change in the estimate of net U.S. tax incurred in 2016 on foreign activity classified as discontinued operations.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Depreciation and amortization	$—	$27,207	$42,986
Capital expenditures	—	10,258	29,984
Assets acquired through capital lease obligations	—	—	898
Share-based compensation	—	10,144	3,404

4.	Goodwill

The change in carrying amount of goodwill during the years ended December 31, 2017, 2016, and 2015 is shown below:

(In thousands)
Balance, December 31, 2014	$338,800
Navvis sale	(1,826)
Balance, December 31, 2015	336,974
MeYou Health sale	(2,294)
Balance, December 31, 2016 and 2017	$334,680

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

At each of December 31, 2017 and December 31, 2016, the gross amount of goodwill totaled $517.0 million, and we had accumulated impairment losses of $182.4 million.

5.	Intangible Assets

Intangible assets subject to amortization at December 31, 2017 consisted of the following.

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$1,733	$(1,733)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$10,442	$(10,442)	$—

Intangible assets subject to amortization at December 31, 2016 consisted of the following.

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net

Acquired technology	$6,422	$(6,422)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$15,131	$(15,131)	$—

As all intangible assets subject to amortization were fully amortized as of December 31, 2017, no amortization expense is expected over the next five years and thereafter.  Total amortization expense for the years ended December 31, 2017, 2016, and 2015 was $0, $0.5 million, and $0.5 million, respectively.

Intangible assets not subject to amortization at December 31, 2017 and 2016 consist of a tradename of $29.0 million.

6.	Income Taxes

Income tax expense is comprised of the following:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Current taxes
Federal	$771	$(426)	$457
State	373	311	670

Deferred taxes
Federal	37,565	18,910	23,342
State	4,844	3,178	4,816

Total	$43,553	$21,973	$29,285

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax asset and liability as of December 31, 2017 and 2016:

(In thousands)	December 31, 2017	December 31, 2016

Deferred tax asset:
Accruals and reserves	$1,539	$4,085
Deferred compensation	1,439	4,344
Share-based payments	2,944	5,818
Net operating loss carryforwards	32,122	68,271
Capital loss carryforwards	8,102	11,861
Cash Conversion Derivative	25,821	4,592
Basis difference on joint ventures	—	1,621
Tax credits	6,994	—
Other assets	320	4,297
	79,281	104,889
Valuation allowance	(11,462)	(15,176)
	$67,819	$89,713

Deferred tax liability:
Property and equipment	$(2,104)	$(2,386)
Intangible assets	(14,728)	(21,520)
Cash Convertible Notes Hedges	(25,821)	(4,592)
Other liabilities	—	(1,653)
	(42,653)	(30,151)
Net long-term deferred tax asset	$25,166	$59,562

In December 2017, we recorded $5.0 million of tax expense necessary to revalue our deferred tax assets and liabilities at the new 21% federal rate as enacted in the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

At December 31, 2017, we provided valuation allowances for $3.4 million of deferred tax assets associated with our international net operating loss carryforwards and $8.1 million for deferred tax assets related to capital loss carryforwards incurred in the sale of the TPHS business.  We recorded a total decrease in our valuation allowance of $3.7 million for the year ended December 31, 2017, which included a $4.0 million decrease recorded to continuing operations related to the change in federal tax rate from 35% to 21% under the Tax Act for deferred tax assets subject to valuation allowance.  The remaining $0.3 million offsetting increase in valuation allowance for 2017 related to international net operating loss and capital loss carryforwards and was recorded to discontinued operations.  Our valuation allowance at December 31, 2017 is $11.5 million.

At December 31, 2017, we had international net operating loss carryforwards totaling approximately $12.9 million with an indefinite carryforward period, approximately $99.2 million of federal net operating loss carryforwards, approximately $151.9 million of state net operating loss carryforwards expiring between 2018 and 2036, approximately $30.5 million of capital loss carryforwards expiring in 2021, and approximately $4.6 million of foreign tax credits expiring between 2022 and 2027. Of the federal net operating loss carryforwards, $2.8 million is subject to annual limitation under Internal Revenue Code Section 382 and expires in 2021, if not utilized. The remainder of the federal net operating loss carryforwards expire between 2035 and 2036.

Upon adoption of ASU 2016-09 on January 1, 2017, we recorded a $6.5 million increase in deferred tax assets as a cumulative-effect adjustment to retained earnings.  The increase in deferred tax assets related to the previously suspended portion of net operating losses attributable to excess tax deductions from share-based payment awards.  In 2016, pursuant to ASC Topic 718-740, "Stock Compensation", we tracked in a separate memo account the portion of our cumulative net operating losses attributable to excess tax deductions from share-based payment awards, which totaled $16.5 million at December 31, 2016. The tax benefits related to these amounts were not included in our gross or net deferred tax assets and were not recorded to additional paid-in capital at December 31, 2016 since the related tax deduction would not have reduced cash taxes payable.

In 2017, our undistributed foreign earnings were subject to the mandatory deemed repatriation ("toll charge") provision included in the Tax Act, and we repatriated these earnings during 2017.  Due to the mandatory deemed repatriation, we recorded $2.5 million of tax expense in continuing operations as of the date of enactment.  We have no undistributed earnings at December 31, 2017.  We recorded a $1.6 million deferred tax liability on $13.9 million of undistributed foreign earnings at December 31, 2016.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

(In thousands)	Year Ended December 31,
	2017	2016	2015

Statutory federal income tax	$36,674	$27,321	$25,522
State income taxes, less federal income tax benefit	5,119	3,801	3,488
Permanent items	1,750	954	167
Change in valuation allowance	—	(9,615)	—
Share-based compensation	(6,441)	—	—
Tax Act adjustments	7,442	—	—
Prior year tax adjustments	(544)	(444)	108
State income tax credits	(447)	(44)	—
Income tax expense	$43,553	$21,973	$29,285

Uncertain Tax Positions

As of December 31, 2017, we had $0.6 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During 2017 and 2016, there were no interest and penalties related to unrecognized tax benefits recorded as income tax expense. During 2015, we included an immaterial amount of net interest related to uncertain tax positions as a component of income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2015	$—
Increases (decreases) in 2016	—
Unrecognized tax benefits at December 31, 2016	$—
Increases based upon tax positions related to prior years	644
Unrecognized tax benefits at December 31, 2017	$644

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2014 to present.

7.	Debt

The Company's debt, net of unamortized deferred loan costs, consisted of the following at December 31, 2017 and 2016:

(In thousands)	December 31, 2017	December 31, 2016
Cash Convertible Notes, net of unamortized discount	$145,861	$137,859
Prior Credit Agreement:
Term Loan	—	60,000
Revolver	—	13,500
Capital lease obligations and other	549	1,270
	146,410	212,629
Less: deferred loan costs	(451)	(2,286)
Total debt	145,959	210,343
Less: current portion	(145,959)	(46,046)
Long-term debt	$—	$164,297

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the "Prior Credit Agreement").  The Prior Credit Agreement provided us with a $125 million revolving credit facility that included a swingline sub facility of $20 million and a $75 million sub facility for letters of credit.  The Prior Credit Agreement also provided a $200 million term loan facility and an uncommitted incremental accordion facility of $100 million.  Borrowings under the Prior Credit Agreement generally bore interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits ("LIBOR", which may not be less than zero), or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varied between 1.75% and 3.00%, and the Base Rate margin varied between 0.75% and 2.00%, depending on our leverage ratio.  The Prior Credit Agreement also provided for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.

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

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.   The term loan A was repaid in full as of December 31, 2017.  If we elect to borrow the delayed draw term loans, we will be required to repay the delayed draw term loans in quarterly principal installments calculated as follows: (1) for each of the first 12 quarters following the time of borrowing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the delayed draw term loans are due and payable. As of December 31, 2017, we had not borrowed any amounts under the delayed draw term loan, and availability under the revolving credit facility totaled $92.6 million.

Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month LIBOR rate (or with the approval of affected lenders, the 12-month LIBOR rate), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the "Base Rate"), as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.  The Credit Agreement also provides for annual fees ranging between 0.20% and 0.50% of the unused commitments under the revolving credit facility and the delayed draw term loan facility.  Extensions of credit under the Credit Agreement are secured by guarantees from all of the Company's active material subsidiaries and by security interests in substantially all of the Company's and such subsidiaries' assets.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date. Accordingly, we have classified the Cash Convertible Notes, net of the unamortized discount, and related deferred loan costs as a current liability at December 31, 2017 and as long-term debt at December 31, 2016.

At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, none of which had occurred as of December 31, 2016 and one of which had occurred as of December 31, 2017, as further detailed below.

Pursuant to the indenture under which we issued the Cash Convertible Notes, the Cash Convertible Notes became convertible into cash (at the option of the holder) during the period that began on January 1, 2018 and ends on June 28, 2018.  The cash conversion rate (subject to adjustment, as set forth in the indenture) is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock).   The settlement of any Cash Convertible Notes surrendered for conversion during this period will occur on July 2, 2018, which is the third business day following the end of the applicable observation period with respect to such conversion (i.e., the 80 consecutive trading day period beginning on the 82nd scheduled trading day immediately preceding the maturity date, which 82nd scheduled trading day is March 6, 2018).  The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

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

The cash conversion feature of the Cash Convertible Notes is a derivative liability (the "Cash Conversion Derivative") that requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is carried at fair value.  At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Conversion Derivative was classified as a long-term liability.  Due to the classification of the Cash Convertible Notes as a current liability at December 31, 2017, the Cash Conversion Derivative is recorded in current liabilities at December 31, 2017. The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes. The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method. For the years ended December 31, 2017 and 2016, we recorded $8.0 million and $7.6 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  We also recognized $2.3 million of interest expense for each of the years ended December 31, 2017 and 2016 related to the contractual interest rate of 1.50% per year.  The net carrying amount of the Cash Convertible Notes at December 31, 2017 and December 31, 2016 was $145.9 million and $137.9 million, respectively, net of the unamortized discount of $4.1 million and $12.1 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. At December 31, 2016, because the Cash Convertible Notes were classified as long-term debt, the Cash Convertible Notes Hedges were classified as long-term assets.  Due to the classification of the Cash Convertible Notes as a current liability at December 31, 2017, the Cash Convertible Notes Hedges are classified in current assets at December 31, 2017.  The Cash Convertible Notes Hedges are recorded as a derivative asset under ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of approximately $25.95 per share. The Warrants will be net share settled by issuing a number of shares of our common stock per Warrant corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

When the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.  See Note 10 for additional information on such dilutive effect.

CareFirst Convertible Note and CareFirst Warrants

On October 1, 2013, we entered into an Investment Agreement (the "Investment Agreement") with CareFirst"), which was in addition to certain commercial agreements between us and CareFirst relating to, among other things, disease management and care coordination services (the "Commercial Agreements").

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

In addition, CareFirst had an opportunity to earn warrants to purchase shares of our common stock ("CareFirst Warrants") based on achievement of certain quarterly thresholds for revenue derived from both the Commercial Agreements and from new business to us from third parties as a result of an introduction or referral to us by CareFirst.  As discussed in Note 3, CareFirst no longer had the opportunity to earn CareFirst Warrants in respect of the periods following the Closing.  All CareFirst Warrants earned by CareFirst prior to Closing were exercised by CareFirst as of December 31, 2016.

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Credit Agreement and the Cash Convertible Notes for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2018	$150,000
2019	—
2020	—
2021	—
2022	—
2023 and thereafter	—
Total	$150,000

8.	Commitments and Contingencies

Summary

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits ("United Press Release"), and the market price of the Company's shares of common stock dropped on that same day. In connection with the United Press Release, two lawsuits have been filed against the Company as described below.  We intend to vigorously defend ourselves against both complaints.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between February 24, 2017 and November 3, 2017 ("Weiner Lawsuit").  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief executive officer, chief financial officer and chief accounting officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On January 19, 2018, the Oklahoma Firefighters Pension and Retirement System filed a motion to appoint counsel and lead plaintiff.

On January 26, 2018, Charles Denham, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, chief accounting officer, current directors of the Company and a former director of the Company, as defendants.  The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment, largely tracking allegations in the Weiner Lawsuit.  The complaint further alleges that certain defendants engaged in insider trading.  The plaintiff seeks monetary damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief.

Additionally, from time to time, we are subject to contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this Report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial statements.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future. We expense legal costs as incurred.

Contractual Commitments

In October 2012, we entered into the Gallup Joint Venture that required us to make payments over a five-year period beginning January 2013. Pursuant to Sharecare's acquisition of the TPHS business, our ownership interest in the Gallup Joint Venture was transferred to Sharecare. We agreed with Sharecare to be responsible for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture. As of December 31, 2017, the remaining obligation totaled $0.8 million and was included in accrued liabilities. The financial impact of the strategic relationship with Gallup and the Gallup Joint Venture are reflected in discontinued operations for all periods presented as each of these were a part of the TPHS business.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Based on our estimate of fair value prior to the disposition of the TPHS business, we determined in 2015 that the present value of our remaining contractual cash obligations in the Gallup Joint Venture exceeded the estimated fair value, resulting in the recognition of a liability associated with the forward option to acquire additional membership interest (the "Gallup Derivative"). Prior to July 31, 2016 and the sale of the TPHS business, the Gallup Derivative was recorded as a derivative liability in accordance with FASB ASC Topic 815 and was carried at fair value.  Upon the sale of the TPHS business, we remain obligated to Sharecare for two-thirds of the remaining payment obligations in respect of the purchase price to be paid in connection with Sharecare's acquisition of additional membership interest in the Gallup Joint Venture as discussed in Note 8 above.  These payment obligations are recorded as a liability at December 31, 2017 but not as a derivative; since the Gallup Joint Venture was transferred to Sharecare, the Gallup Derivative was written off to discontinued operations.

Further, we measure certain assets at fair value on a nonrecurring basis in the fourth quarter of the year, including the following:

•	reporting units measured at fair value as part of a goodwill impairment test; and

•	indefinite-lived intangible assets measured at fair value for impairment assessment.

Each of these assets above is classified as Level 3 within the fair value hierarchy.

During the fourth quarter of 2017, we reviewed goodwill for impairment at the reporting unit level

(operating segment or one level below an operating segment). We have a single reporting unit.  The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. Based on our qualitative assessment, we determined that the carrying value of goodwill was not impaired.

Also during the fourth quarter of 2017, we estimated the fair value of our indefinite-lived intangible asset, a tradename, using a present value technique, which required management's estimate of future revenues attributable to this tradename, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename. We determined that the carrying value of the tradename was not impaired based upon the impairment review.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

(In thousands) December 31, 2017	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Cash Convertible Notes Hedges	134,079	134,079	—	134,079
Liabilities:
Cash Conversion Derivative	134,079	134,079	—	134,079

(In thousands) December 31, 2016	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Cash Convertible Notes Hedges	48,361	48,361	—	48,361
Liabilities:
Cash Conversion Derivative	48,361	48,361	—	48,361

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2016	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at December 31, 2017
Cash Convertible Notes Hedges	$48,361	$—	$—	$85,718	$134,079
Cash Conversion Derivative	(48,361)	—	—	(85,718)	(134,079)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of operations. The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2017 was as follows:

Cash and cash equivalents – The carrying amount of $28.4 million approximates fair value because of the short maturity of those instruments (less than three months).

Long-term debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 7), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. There were no outstanding borrowings under the Credit Agreement at December 31, 2017.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at December 31, 2017 was $278.8 million, which is based on the most recent trading price of the Cash Convertible Notes as of December 31, 2017, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at December 31, 2017 was $145.9 million, which is net of the debt discount discussed in Note 7.

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

Derivative Instruments Designated as Hedging Instruments

Cash Flow Hedges

Derivative instruments that are designated and qualify as cash flow hedges are recorded at estimated fair value in the consolidated balance sheets, with the effective portion of the gains and losses being reported in accumulated other comprehensive income or loss ("accumulated OCI"). We did not maintain any cash flow hedges during the year ended December 31, 2017.  Cash flow hedges for the year ended December 31, 2016 consisted solely of an interest rate swap agreement, which effectively modified our exposure to interest rate risk by converting a portion of our floating rate debt to a fixed rate obligation, thus reducing the impact of interest rate changes on future interest expense. Under this agreement, which terminated on December 30, 2016, we received a variable rate of interest based on LIBOR, and we paid a fixed rate of interest with an interest rate of 1.480% plus a spread. Gains and losses on this interest rate swap agreement were reclassified to interest expense in the same period during which the hedged transaction affected earnings or the period in which all or a portion of the hedge became ineffective.

The following table shows the effect of our cash flow hedges on the consolidated balance sheets during the years ended December 31, 2017 and 2016:

(In thousands)	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2017	December 31, 2016
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	—	110
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	—	(507)

Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the years ended December 31, 2017 and 2016, there were no gains or losses on cash flow hedges recognized in our consolidated statements of comprehensive income (loss) resulting from hedge ineffectiveness.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative, Cash Convertible Notes Hedges and, prior to July 31, 2016, foreign currency options and/or forward contracts, do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the years ended December 31, 2017 and 2016.

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

	Year Ended December 31,
(In thousands)	2017	2016	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized (loss) gain	$85,718	$35,729	Selling, general and administrative expense
Cash Conversion Derivative:
Net unrealized gain (loss)	$(85,718)	$(35,729)	Selling, general and administrative expense

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

Financial Instruments

The estimated gross fair values of derivative instruments at December 31, 2017 and December 31, 2016, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

(In thousands)	December 31, 2017	December 31, 2016
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges, current	$134,079	$—
Cash convertible notes hedges, long-term	—	48,361
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative, current	$134,079	$—
Cash conversion derivative, long-term	—	48,361

See also Note 9 for more information on fair value measurements.

11.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of the Cash Conversion Derivative (at December 31, 2016 only), accrued severance and restructuring liabilities, deferred rent (see Note 12), and a deferred compensation plan.

We have a non-qualified deferred compensation plan under which certain employees may defer a portion of their salaries and receive a Company matching contribution plus a discretionary contribution based on the Company's performance against targets (the "Plan"). Company contributions vest equally over four years. We do not fund the Plan and carry it as an unsecured obligation. In December 2017, the Board of Directors of the Company determined effective as of December 31, 2017 to (i) cease deferrals and Company matching and discretionary contributions under the Plan and to freeze any additional growth additions under the Plan; (ii) fully vest the participants in their account balance(s) under the Plan; and (iii) terminate the Plan and distribute to participants the vested benefits accrued thereunder in accordance with the Plan and applicable regulations under the Internal Revenue Code.

As of December 31, 2017 and 2016, other long-term liabilities included vested amounts under the Plan of $1.3 million and $1.6 million, respectively.  The current portions under the Plan (recorded in current portion of long-term liabilities) were $1.3 million and $5.9 million as of December 31, 2017 and 2016, respectively. We must make estimated Plan payments of $1.3 million for each of 2018 and 2019.

12.	Leases

We maintain operating lease agreements principally for our office spaces. We lease approximately 264,000 square feet of office space for our corporate headquarters in Franklin, Tennessee, approximately 221,000 square feet of which is subleased.  This lease commenced in March 2008 and expires in February 2023.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona, and approximately 6,000 square feet of office space in Ashburn, Virginia.  The Chandler, Arizona lease began in April 2009 and expires in April 2020.

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

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods. For the years ended December 31, 2017, 2016, and 2015, rent expense under lease agreements, net of sublease income, was approximately $2.5 million, $4.2 million, and $3.7 million, respectively. Our capital lease obligations are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total cash receipts from subleases of $29.2 million, under all non-cancelable operating leases for each of the next five years and thereafter.  As of December 31, 2017, future minimum lease payments under capital leases were not material.

(In thousands)	Operating
Year ending December 31,	Leases
2018	$5,547
2019	5,645
2020	3,175
2021	910
2022	827
2023 and thereafter	136
Total minimum lease payments	$16,240

13.	Share-Based Compensation

We have several stockholder-approved stock incentive plans for our employees and directors.  During the year ended December 31, 2017, we had three types of share-based awards outstanding under these plans: stock options, restricted stock units, and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at market value on the date of grant. The options generally vest over four years based on service conditions and expire ten years from the date of grant. Restricted stock units and restricted stock awards generally vest over three or four years. Market stock units granted during 2016 and 2015 have a multi-year performance period ending in 2019 and 2018, respectively, and will vest at the end of the three-year performance period based on total shareholder return.

We recognize share-based compensation expense for options, restricted stock units, and restricted stock awards on a straight-line basis over the vesting period.  We account for forfeitures as they occur. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan). At December 31, 2017, we had reserved approximately 1.2 million shares for future equity grants under our stock incentive plan.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2017, 2016 and 2015. We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2017	2016	2015 (2)
Total share-based compensation	$6.7	$17.5	$10.5
Share-based compensation included in cost of services	2.2	1.2	0.9
Share-based compensation included in selling, general and administrative expenses	4.4	5.9	6.0
Share-based compensation included in restructuring and related charges	0.1	0.3	0.2
Share-based compensation included in discontinued operations(1)	—	10.1	3.4
Total income tax benefit recognized	2.6	2.9	2.8

(1)
Includes the acceleration of vesting in 2016 of all unvested stock options, market stock units and restricted stock units held by two former senior executives as of the Closing who had accepted employment with Sharecare.

(2)
Includes the acceleration of vesting in May 2015 of all unexercisable stock options and unvested time-based restricted stock units held by our former president and chief executive officer at the time of the termination of his employment.

As of December 31, 2017, there was $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.3 years.

In connection with the sale of the TPHS business, we modified approximately 92,000 options, 396,000 restricted stock units, and 75,000 market stock units by accelerating the vesting dates to July 31, 2016 (the date on which the sale of the TPHS business was consummated) for approximately 100 employees of the TPHS business.  This resulted in share-based compensation expense of $7.4 million, all of which is included in discontinued operations for the year ended December 31, 2016.

Stock Options

We use a lattice-based binomial option valuation model ("lattice binomial model") to estimate the fair values of stock options. We base expected volatility on historical volatility due to the low volume of traded options on our stock. The expected term of options granted is derived from the output of the lattice binomial model and represents the period of time that options granted are expected to be outstanding.  We used historical data to estimate expected option exercise and post-vesting employment termination behavior within the lattice binomial model. No stock options were granted during the years ended December 31, 2017 or 2016.

A summary of option activity as of December 31, 2017 and the changes during the year then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	1,024	$14.02
Granted	—	—
Exercised	(472)	12.15
Forfeited	—	—
Expired	(45)	45.36
Outstanding at December 31, 2017	507	$12.98	4.3	$11,942
Exercisable at December 31, 2017	486	$12.82	4.2	$11,528

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2017, 2016 and 2015 was $10.5 million, $10.2 million, and $5.3 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2017 was $5.7 million. The actual tax benefit realized during 2017 for the tax deductions from option exercise totaled $4.1 million.   We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units and market stock units.

Nonvested Shares

The fair value of restricted stock and restricted stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2017, 2016, and 2015 was $32.06, $12.37, and $11.97, respectively. The fair value of market stock units is determined based on the closing bid price of the Company's common stock on the grant date, except that the Monte Carlo simulation valuation model is used to determine the fair value of market stock units with a market condition. The weighted average grant-date fair value of all market stock units granted during the years ended December 31, 2016 and 2015 was $10.67 and $6.53, respectively. No market stock units were granted during 2017.

The two tables below set forth a summary of our nonvested shares as of December 31, 2017 as well as activity during the year then ended. The total grant-date fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $5.7 million, $13.9 million, and $5.2 million, respectively.

The following table shows a summary of our restricted stock and restricted stock units as of December 31, 2017, as well as activity during the year then ended:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	939	$13.11
Granted	136	32.06
Vested	(432)	13.10
Forfeited	(71)	13.27
Nonvested at December 31, 2017	572	$17.60

The following table shows a summary of our market stock units as of December 31, 2017, as well as activity during the year then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	406	$8.75
Granted	—	—
Vested	(8)	5.46
Forfeited	(25)	5.95
Nonvested at December 31, 2017	373	$9.01

14.	Share Repurchases

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

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2017, 2016, and 2015:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2017	2016	2015
Income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings per share	$61,230	$56,091	$43,634
Net income (loss) from discontinued operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	2,485	(185,202)	(74,581)
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$63,715	$(129,111)	$(30,947)

Denominator:
Shares used for basic income (loss) per share	39,357	36,999	35,832
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	436	344	568
Restricted stock units	549	538	364
Performance stock units	—	—	25
Warrants related to Cash Convertible Notes	1,709
Market stock units	496	194	10
CareFirst Warrants	—	—	55
Shares used for diluted income (loss) per share	42,547	38,075	36,854

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$1.56	$1.52	$1.22
Discontinued operations	$0.06	$(5.01)	$(2.08)
Net income (loss)	$1.62	$(3.49)	$(0.86)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$1.44	$1.47	$1.18
Discontinued operations	$0.06	$(4.86)	$(2.02)
Net earnings (loss)	$1.50	$(3.39)	$(0.84)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	4	708	903
Restricted stock units	12	333	220
Warrants related to Cash Convertible Notes	—	7,707	7,707
CareFirst Convertible Note	—	—	892
CareFirst Warrants	—	—	263

Market stock units outstanding are considered contingently issuable shares, and certain of these market stock units were excluded from the calculations of diluted earnings per share for all periods presented because the performance criteria had not been met as of the end of the reporting periods.

16.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the years ended December 31, 2017 and 2016:

(In thousands)	Foreign Currency Translation Adjustments
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $225	1,458
Amounts reclassified from accumulated OCI, net of tax of $0	3,044	(1)
Accumulated OCI, net of tax, as of December 31, 2017	$—

(1)	This amount was reclassified out of accumulated OCI to gain (loss) on discontinued operations during the year ended December 31, 2017 and had a tax effect of $0.

(In thousands)	Net Change in Fair Value of Interest Rate Swaps	Foreign Currency Translation Adjustments	Total
Accumulated OCI, net of tax, as of January 1, 2016	$(239)	$(4,000)	$(4,239)
Other comprehensive income (loss) before reclassifications, net of tax of $44 and $0, respectively	(67)	(502)	(569)
Amounts reclassified from accumulated OCI, net of tax of $201 and $0, respectively	306	—	306
Net increase (decrease) in other comprehensive income (loss), net of tax	239	(502)	(263)
Accumulated OCI, net of tax, as of December 31, 2016	$—	$(4,502)	$(4,502)

The following table provides details about reclassifications out of accumulated OCI for the year ended December 31, 2016.  There were no reclassifications out of accumulated OCI for the year ended December 31, 2017.

	Year Ended December 31, 2016	Statement of Operations Classification
(In thousands)
Interest rate swaps	$507	Interest expense
	(201)	Income tax
	$306	Net of tax

See Note 10 for further discussion of our interest rate swaps.

17.	Restructuring and Related Charges

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

The following table shows the activity in accrued restructuring and related charges for the years ended December 31, 2017, 2016, and 2015 related to our 2015 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Asset Retirements	Total
Restructuring charges	$8,836	$5,074	$1,187	$15,097
Payments	(825)	(2,174)	—	(2,999)
Non-cash charges (2)	(918)	—	(1,187)	(2,105)
Accrued restructuring and related charges liability as of December 31, 2015	$7,093	$2,900	$—	$9,993
Restructuring charges	4,599	4,130	—	8,729
Cash payments	(7,414)	(6,967)	—	(14,381)
Non-cash charges (2)	67	—	—	67
Adjustments (3)	(103)	—	—	(103)
Accrued restructuring and related charges liability as of December 31, 2016	$4,242	$63	$—	$4,305
Payments	(1,434)	(11)	—	(1,445)
Accrued restructuring and related charges liability as of December 31, 2017	$2,808	$52	$—	$2,860

(1) Consulting and other costs primarily consist of third-party consulting charges. Consulting and other costs also include approximately $0.2 million and $0.4 million of lease termination costs in 2016 and 2015, respectively.

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

The following table shows the activity in accrued restructuring and related charges for the years ended December 31, 2016 and 2017 related to our 2016 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs	Consulting and Other Costs (1)	Total
Restructuring charges	$4,697	$236	$4,933
Payments	(559)	(188)	(747)
Non-cash charges (2)	(287)	—	(287)
Accrued restructuring and related charges liability as of December 31, 2016	$3,851	$48	$3,899
Restructuring charges	$795	$16	$811
Payments	(3,399)	(64)	(3,463)
Adjustments (3)	(159)	—	(159)
Accrued restructuring and related charges liability as of December 31, 2017	$1,088	$—	$1,088

(1) Consulting and other costs consist of third-party consulting charges.

(2) Non-cash charges consist of share-based compensation costs.

(3) Adjustments consist primarily of actual employee tax and benefit amounts differing from previous estimates.

In the fourth quarter of 2017, we began and completed a reorganization primarily related to streamlining our operations support (the "2017 Restructuring Plan"). We incurred a total of approximately $2.6 million in restructuring charges related to the 2017 Restructuring Plan, substantially all of which resulted in or will result in cash expenditures.  We do not expect to incur any further charges related to the 2017 Restructuring Plan.

The following table shows the activity in accrued restructuring and related charges for the year ended December 31, 2017 related to our 2017 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs
Restructuring charges	$2,571
Payments	(540)
Non-cash charges (1)	(108)
Accrued restructuring and related charges liability as of December 31, 2017	$1,923

(1) Non-cash charges consist of share-based compensation costs.

18.	Employee Benefits

We have a 401(k) Retirement Savings Plan (the "401(k) Plan") available to substantially all of our employees.  Employees can contribute up to a certain percentage of their base compensation as defined in the 401(k) Plan. The Company matching contributions are subject to vesting requirements. Company contributions under the 401(k) Plan totaled $0.9 million, $2.2 million, and $3.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

19.	Segment Disclosures and Concentrations of Risk

During 2017, we had one operating and reportable segment. Therefore, all required segment information can be found in the consolidated financial statements. Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for 100% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2017 and December 31, 2016.

During 2017, we had two customers that each accounted for 10% or more of our revenues from continuing operations and individually comprised approximately 20.3% and 17.4%, respectively, of our revenues for 2017. No other customer accounted for 10% or more of our revenues in 2017. In addition, at December 31, 2017, we had two customers that each accounted for 10% of more of our accounts receivable, net and individually comprised approximately 31% and 11%, respectively, of our accounts receivable, net at December 31, 2017.

During 2016, we had two customers that each accounted for 10% or more of our revenues from continuing operations and individually comprised approximately 20.4% and 15.2% of our revenues for 2016. No other customer accounted for 10% or more of our revenues in 2016. In addition, at December 31, 2016, one customer accounted for approximately 28% of our accounts receivable, net.

20.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2017	First	Second	Third	Fourth (3)

Revenues	$140,970	$138,914	$137,703	$139,354
Gross margin	$37,914	$39,195	$42,465	$38,970
Income before income taxes	$24,852	$26,800	$30,289	$22,843
Income from continuing operations attributable to Tivity Health, Inc.	$15,481	$17,240	$19,886	$8,624
Net income (loss) from discontinued operations attributable to Tivity Health, Inc.	$(220)	$(3,673)	$6,519	$(141)
Net income (loss) attributable to Tivity Health, Inc.	$15,261	$13,567	$26,405	$8,483

Earnings (loss) per share attributable to Tivity Health, Inc. – basic:
Continuing operations (1)	$0.40	$0.44	$0.50	$0.22
Discontinued operations (1)	$(0.01)	$(0.09)	$0.17	$(0.00)
Net income (loss) (1) (2)	$0.39	$0.35	$0.67	$0.21

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations (1)	$0.38	$0.41	$0.46	$0.20
Discontinued operations (1)	$(0.01)	$(0.09)	$0.15	$0.00
Net income (loss) (1) (2)	$0.38	$0.32	$0.61	$0.20

(In thousands, except per share data)

Year Ended December 31, 2016	First	Second	Third	Fourth (4)

Revenues	$126,012	$125,003	$125,049	$124,933
Gross margin	$33,105	$34,590	$34,562	$38,304
Income before income taxes	$19,208	$19,962	$17,925	$20,972
Income from continuing operations attributable to Tivity Health, Inc.	$19,208	$19,962	$4,799	$12,125
Net income (loss) from discontinued operations attributable to Tivity Health, Inc.	$(33,417)	$(195,558)	$48,995	$(5,225)
Net income (loss) attributable to Tivity Health, Inc.	$(14,209)	$(175,596)	$53,794	$6,900

Earnings (loss) per share attributable to Tivity Health, Inc. – basic:
Continuing operations (1)	$0.53	$0.55	$0.13	$0.31
Discontinued operations (1)	$(0.93)	$(5.41)	$1.32	$(0.14)
Net income (loss) (1) (2)	$(0.39)	$(4.85)	$1.45	$0.18

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations (1)	$0.52	$0.54	$0.12	$0.30
Discontinued operations (1)	$(0.91)	$(5.25)	$1.28	$(0.13)
Net income (loss) (1) (2)	$(0.39)	$(4.72)	$1.40	$0.17

(1)
We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive securities outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(2)	Figures may not add due to rounding.

(3)
The Tax Act was signed into law during the fourth quarter of 2017, and we incurred a non-cash charge of $7.4 million during the quarter related to both the re-measurement of our deferred tax assets to the lower tax rate and the requirement to recalculate the impact of repatriation of our foreign earnings, which occurred earlier in the year, under provisions of the new law.

(4)
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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2017, has issued an attestation report on the Company's internal control over financial reporting, which is included in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Section 16(a) Beneficial Reporting Compliance" in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this Report, under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2017, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	1,452	$12.98	1,183
Equity compensation plans not approved by stockholders	—	—	—
Total	1,452	$12.98	1,183

(1)	Represents 507,000 stock options, 572,000 restricted stock units and shares of restricted stock, and 373,000 market stock units.

(2)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested restricted stock units and market stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 4.3 years.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 and is incorporated herein by reference.

  Item 14.  Principal Accounting Fees and Services
Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 24, 2018 and is incorporated herein by reference.

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

10.11	Revolving Credit and Term Loan Agreement dated April 21, 2017 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2017, File No. 000-19364]

10.12
Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.13
Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.14
Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.15
Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. Internal plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.16
Base Warrants Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.17
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.18
Base Warrants Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.19
Additional Warrants Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

Management Contracts and Compensatory Plans

10.20
Employment Agreement, dated October 27, 2015, between Healthways, Inc. and Sidney Stolz [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.21
Amended and Restated Corporate and Subsidiary Capital Accumulation Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.22
Employment Agreement dated January 1, 2012 between the Company and Peter Choueiri [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.23	Amendment to Employment Agreement dated September 2, 2014 between the Company and Peter
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

10.27
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

10.31	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.32	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.33
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.34
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.35
Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.36
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.37
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.38
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.39
Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.40
Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.29 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.41
Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.42
Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.43
Form of Non-Qualified Stock Option Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.44
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.45
Form of Restricted Stock Unit Award Agreement (for Executive Officers) for November 1, 2016 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.46 to Form 10-K of the Company's fiscal year ended December 31, 2016,  File No. 000-19364]

10.46
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.47
Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2016, File No. 000-19364]

10.48
Form of Restricted Stock Unit Award Agreement (for Executive Officers) 1-Year Cliff Vesting under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.49
Tivity Health, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration No. 333-204313]

10.50
Form of Restricted Stock Unit Award Agreement (for Executive Officers) for July 1, 2015 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2015, File No. 000-19364]

10.51
Employment Agreement, dated August 3, 2015, between Healthways, Inc. and Donato Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.52	Form of Restricted Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.53	Form of Market Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.54	Form of Market Stock Unit Award Agreement for September 24, 2015 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.55
Revised Form of Market Stock Unit Award Agreement for September 24, 2015 [incorporated by reference to Exhibit 10.70 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.56	Form of Market Stock Unit Award Agreement for March 31, 2016 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2016, File No. 000-19364]

10.57
Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.58
Revised Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.73 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.59	Form of Director Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2016, File No. 000-19364]

10.60
Employment Agreement, dated May 22, 2017, between Tivity Health, Inc. and Adam C. Holland [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 000-19364]

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

TIVITY HEALTH, INC.

February 28, 2018	By:	/s/ Donato Tramuto Donato Tramuto Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donato J. Tramuto	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Donato J. Tramuto

/s/ Adam C. Holland	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Adam C. Holland

/s/ Glenn A. Hargreaves	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Glenn A. Hargreaves

/s/ Kevin G. Wills	Chairman of the Board and Director	February 28, 2018
Kevin G. Wills

/s/ Archelle Georgiou, M.D.	Director	February 28, 2018
Archelle Georgiou, M.D.

/s/ Robert J. Greczyn, Jr.	Director	February 28, 2018
Robert J. Greczyn, Jr.

/s/ Peter A. Hudson, M.D.	Director	February 28, 2018
Peter A, Hudson, M.D.

/s/ Bradley S. Karro	Director	February 28, 2018
Bradley S. Karro

/s/ Paul H. Keckley	Director	February 28, 2018
Paul H. Keckley

/s/ Conan J. Laughlin	Director	February 28, 2018
Conan J. Laughlin

/s/ Lee A. Shapiro	Director	February 28, 2018
Lee A. Shapiro