Form 10-Q
period 2018-03-31
TIVITY HEALTH, INC.
filed 2018-05-04
CIK 704415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018
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

Large accelerated filer ☒                     Accelerated filer ☐                          Smaller reporting company ☐
Non-accelerated filer ☐   (Do not check if a smaller reporting company)                    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of April 30, 2018, there were outstanding 39,876,041 shares of the registrant's common stock, par value $.001 per share ("common stock").

Tivity Health, Inc.
Form 10-Q

 PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS
	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$38,792	$28,440
Accounts receivable, net	67,582	55,113
Prepaid expenses	3,485	3,444
Other current assets	4,779	2,180
Cash convertible notes hedges	157,143	134,079
Income taxes receivable	—	39
Total current assets	271,781	223,295

Property and equipment:
Leasehold improvements	10,396	10,384
Computer equipment and related software	21,022	19,508
Furniture and office equipment	8,188	8,194
Capital projects in process	1,461	1,105
	41,067	39,191
Less accumulated depreciation	(29,650)	(28,533)
	11,417	10,658

Other assets	27,524	13,315
Long-term deferred tax asset	18,076	25,166
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Total assets	$692,527	$636,163

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2018	December 31, 2017
Current liabilities:
Accounts payable	$26,941	$26,804
Accrued salaries and benefits	6,661	15,018
Accrued liabilities	44,971	33,527
Other current liabilities	750	984
Cash conversion derivative	157,143	134,079
Current portion of debt	147,831	145,959
Current portion of long-term liabilities	1,709	2,262
Total current liabilities	386,006	358,633

Other long-term liabilities	11,946	5,577

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 39,847,047 and 39,729,580 shares outstanding, respectively	40	40
Additional paid-in capital	350,529	349,243
Accumulated deficit	(27,812)	(49,148)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Total stockholders' equity	294,575	271,953
Total liabilities and stockholders' equity	$692,527	$636,163

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings (loss) per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$149,930	$140,970
Cost of services (exclusive of depreciation and amortization of $975 and $657, respectively, included below)	108,277	102,399
Selling, general & administrative expenses	8,583	8,361
Depreciation and amortization	1,123	787
Restructuring and related charges	—	737

Operating income	31,947	28,686
Interest expense	3,454	3,834

Income before income taxes	28,493	24,852
Income tax expense	7,157	9,371

Net income from continuing operations	21,336	15,481
Loss from discontinued operations, net of income tax benefit	—	(220)
Net income	$21,336	$15,261

Earnings (loss) per share - basic:
Continuing operations	$0.54	$0.40
Discontinued operations	$—	$(0.01)
Net income	$0.54	$0.39

Earnings (loss) per share - diluted:
Continuing operations	$0.49	$0.38
Discontinued operations	$—	$(0.01)
Net income (1)	$0.49	$0.38

Comprehensive income	$21,336	$15,372

Weighted average common shares
and equivalents:
Basic	39,783	39,069
Diluted	43,589	40,541

(1) Figures may not add due to rounding.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$21,336	$15,261
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	—	111
Total other comprehensive income, net of tax	$—	$111
Comprehensive income	$21,336	$15,372

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2018
(In thousands)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$271,953
Comprehensive income	—	—	—	21,336	—	21,336
Exercise of stock options	—	—	770	—	—	770
Tax withholding for share-based compensation	—	—	(894)	—	—	(894)
Share-based employee compensation expense	—	—	1,410	—	—	1,410
Balance, March 31, 2018	$—	$40	$350,529	$(27,812)	$(28,182)	$294,575

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income from continuing operations	$21,336	$15,481
Net loss from discontinued operations	—	(220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,123	793
Amortization of deferred loan costs	522	516
Amortization of debt discount	2,044	1,931
Share-based employee compensation expense	1,410	1,446
Loss on sale of TPHS business	—	310
Deferred income taxes	7,090	8,972
Increase in accounts receivable, net	(12,712)	(16,459)
Decrease (increase) in other current assets	2,037	(441)
(Decrease) increase in accounts payable	(916)	1,337
Decrease in accrued salaries and benefits	(9,007)	(12,099)
(Decrease) increase in other current liabilities	(1,185)	2,642
Other	625	(1,185)
Net cash flows provided by operating activities	$12,367	$3,024

Cash flows from investing activities:
Acquisition of property and equipment	$(1,946)	$(1,234)
Net cash flows used in investing activities	$(1,946)	$(1,234)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	8,400	109,975
Payments of long-term debt	(8,793)	(115,465)
Payments related to tax withholding for share-based compensation	(894)	(885)
Exercise of stock options	771	2,250
Change in cash overdraft and other	378	1,155
Net cash flows used in financing activities	$(138)	$(2,970)

Effect of exchange rate changes on cash	$69	$242

Net increase (decrease) in cash and cash equivalents	$10,352	$(938)

Cash and cash equivalents, beginning of period	28,440	1,602

Cash and cash equivalents, end of period	$38,792	$664

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

Our results from continuing operations do not include the results of the total population health services ("TPHS") business, which we sold to Sharecare, Inc. ("Sharecare") effective July 31, 2016.  Navvis Healthcare, LLC and MeYou Health, LLC, which were part of the TPHS business, were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements prior to January 1, 2018.  See Note 4 for further information.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes.  You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

2.	Recent Relevant Accounting Standards

On January 1, 2018, we adopted Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC Topic 606") using the modified retrospective method, pursuant to which we applied ASC Topic 606 to (i) all new contracts entered into after January 1, 2018 and (ii) contracts that were not completed as of January 1, 2018.  In accordance with this approach, our results for periods prior to January 1, 2018 were not revised and continue to be reported in accordance with our historical accounting under ASC Topic 605, "Revenue Recognition."  For contracts that were modified prior to January 1, 2018, we have not retrospectively restated the contract for those modifications in accordance with the contract modification guidance in ASC 606-10-25-12 and ASC 606-10-25-13 but instead, using the practical expedient available under ASC 606-10-65-1(f)(4),  have reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.

The cumulative impact of our adoption of ASC Topic 606 was not material to record as of January 1, 2018, and there was no material impact on our consolidated income statement, balance sheet, or cash flows for the quarter ended March 31, 2018.  For example, we do not have any material contract assets or contract liabilities as defined under ASC Topic 606.  In addition, the incremental costs of obtaining a contract with a customer (for example, sales commissions) that would have been recognized as an asset on January 1, 2018 were not material to record.  See Note 3 for a further discussion of revenue recognition.

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows" (Topic 230) ("ASU 2016-15").  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is to be applied using a retrospective approach.  The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures and did not result in a reclassification to items in prior periods.

On January 1, 2018, we adopted ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications.  ASU 2017-09 is to be applied prospectively to awards modified on or after January 1, 2018.  The adoption of this standard did not have an impact on our consolidated financial statements and related disclosures.

  In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position.  ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those years. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial position, results of operations and cash flows.

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

3. Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASC Topic 606.  The unit of account in ASC Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC Topic 606 requires that a contract's transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when or as the performance obligation is satisfied.

We earn revenue from our three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers and with commercial health plans that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three months ended March 31, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month ("PMPM"), or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

Our customer contracts include variable consideration, which is allocated to each distinct month over the contract term based on eligible members and/or member visits each month.  The allocated consideration corresponds directly with the value to our customers of our services completed for the month.  Under the majority of our contracts, we recognize revenue each month using the practical expedient available under ASC 606-10-55-18, which provides that revenue is recognized in the amount for which we have the right to invoice.

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three months ended March 31, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 81% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 16% and 3%, respectively, of our consolidated revenues.

 Sales and usage-based taxes are excluded from revenues.

4.	Discontinued Operations

On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Sharecare and Healthways SC, LLC ("Healthways SC"), a newly formed Delaware limited liability company and wholly owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business, which closed effective July 31, 2016 ("Closing").

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million.  The ACER will be convertible into shares of common stock of Sharecare on July 31, 2018 at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.

The Purchase Agreement provided for post-Closing adjustments to the ACER based on (i) net working capital (which resulted in a $9.8 million increase in the face amount of the ACER due to a net working capital surplus), (ii) negative cash flows of the TPHS business during the year following the Closing in excess of $25.0 million (which could have resulted in a reduction in the face amount of the ACER up to a maximum reduction of $20.0 million, but did not result in any reduction), and (iii) any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments), none of which such claims had been made as of March 31, 2018.

As of each of December 31, 2017 and March 31, 2018, we have recorded $39.8 million of face value of the ACER at an estimated carrying value of $10.8 million, which is classified as an equity receivable included in other assets.

The following table presents financial results of the TPHS business included in "loss from discontinued operations" for the three months ended March 31, 2017.

(In thousands)	Three Months Ended March 31, 2017
Cost of services	$220
Selling, general & administrative expenses	137
Pretax loss on discontinued operations	$(357)
Pretax loss on sale of TPHS business	(310)
Total pretax loss on discontinued operations	$(667)
Income tax benefit	(447)
Loss from discontinued operations, net of income tax benefit	$(220)

5.	Share-Based Compensation

We currently have three types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, and market stock units.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied.  We recognized share-based compensation costs of $1.4 million for each of the three months ended March 31, 2018 and March 31, 2017.  We account for forfeitures as they occur.

    A summary of our stock options as of March 31, 2018 and the changes during the three months then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	507	$12.98
Granted	—	—
Exercised	(57)	13.48
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2018	450	$12.91	4.2	$12,018
Exercisable at March 31, 2018	429	$12.73	4.1	$11,539

The following table shows a summary of our restricted stock and restricted stock units as of March 31, 2018, as well as activity during the three months then ended:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	572	$17.60
Granted	3	39.71
Vested	(75)	11.07
Forfeited	(19)	22.72
Nonvested at March 31, 2018	481	$18.56

The following table shows a summary of our market stock units as of March 31, 2018, as well as activity during the three months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	373	$9.01
Granted	—	—
Vested	(6)	6.48
Forfeited	(29)	17.44
Nonvested at March 31, 2018	338	$8.32

6.	Income Taxes

For the three months ended March 31, 2018, we had an effective income tax rate of 25.1%.  For the three months ended March 31, 2017, we had an effective tax income tax rate from continuing operations of 37.7%. The lower effective income tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

At March 31, 2018, we had approximately $75.0 million of federal loss carryforwards, approximately $128.9 million of state loss carryforwards, and approximately $4.6 million of foreign tax credits.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2014 to present.

7.	Debt

The Company's debt, net of unamortized deferred loan costs, consisted of the following at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Cash Convertible Notes, net of unamortized discount	$147,905	$145,861
Capital lease obligations and other	155	549
	148,060	146,410
Less: deferred loan costs	(229)	(451)
	147,831	145,959
Less: current portion	(147,831)	(145,959)
	$—	$—

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

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.  The term loan A was repaid in full during 2017 and may not be re-borrowed.  If we elect to borrow the delayed draw term loans, we will be required to repay the delayed draw term loans in quarterly principal installments calculated as follows:  (1) for each of the first twelve quarters following the time of borrowing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the delayed draw term loans are due and payable. As of March 31, 2018, we had not borrowed any amounts under the delayed draw term loan, and availability under the revolving credit facility totaled $92.6 million.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bear interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014.  The Cash Convertible Notes will mature on July 1, 2018, unless earlier repurchased or converted into cash in accordance with their terms prior to such date.  Accordingly, we have classified the Cash Convertible Notes, net of the unamortized discount, and related deferred loan costs as a current liability at March 31, 2018 and at December 31, 2017.

At the option of the holders, the Cash Convertible Notes are convertible into cash based on the conversion rate set forth below only upon occurrence of certain triggering events as defined in the indenture dated as of July 8, 2013 by and between the Company and U.S. Bank National Association, one of which had occurred as of December 31, 2017.

Pursuant to the indenture under which we issued the Cash Convertible Notes, the Cash Convertible Notes became convertible into cash (at the option of the holder) during the period that began on January 1, 2018 and ends on June 28, 2018.  The cash conversion rate (subject to adjustment, as set forth in the indenture) is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock).  The settlement on any Cash Convertible Notes surrendered for conversion during this period will occur on July 2, 2018, which is the third business day following the end of the applicable observation period with respect to such conversion (i.e., the 80th consecutive trading day period beginning on the 82nd scheduled trading day immediately preceding the maturity date, which 82nd scheduled trading day was March 6, 2018).  The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

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

The cash conversion feature of the Cash Convertible Notes is a derivative liability (the "Cash Conversion Derivative") that requires bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and is carried at fair value.  Due to the classification of the Cash Convertible Notes as a current liability at March 31, 2018 and December 31, 2017, the Cash Conversion Derivative is recorded in current liabilities at March 31, 2018 and December 31, 2017.  The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes.  The debt discount is being amortized over the term of the Cash Convertible Notes using the effective interest method.  For the three months ended March 31, 2018 and 2017, we recorded $2.0 million and $1.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  We also recognized $0.6 million of interest expense for each of the three months ended March 31, 2018 and March 31, 2017 related to the contractual interest rate of 1.50% per year.  The net carrying amount of the Cash Convertible Notes at March 31, 2018 and December 31, 2017 was $147.9 million and $145.9 million, respectively, net of the unamortized discount of $2.1 million and $4.1 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which are cash-settled and are intended to reduce our exposure to potential cash payments that we would be required to make if holders elect to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. Due to the classification of the Cash Convertible Notes as a current liability at March 31, 2018 and December 31, 2017, the Cash Convertible Notes Hedges are classified in current assets at March 31, 2018 and December 31, 2017.  The Cash Convertible Notes Hedges are recorded as a derivative asset under ASC Topic 815 and are carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

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

When the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.  See Note 11 for additional information on such dilutive effect.

8.	Commitments and Contingencies

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between February 24, 2017 and November 3, 2017 ("Weiner Lawsuit").  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief executive officer, chief financial officer and chief accounting officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

(In thousands) March 31, 2018	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Cash Convertible Notes Hedges	$157,143	$157,143	—	$157,143
Liabilities:
Cash Conversion Derivative	$157,143	$157,143	—	$157,143

(In thousands) December 31, 2017	Level 3	Gross Fair Value	Netting (1)	Net Fair Value
Assets:
Cash Convertible Notes Hedges	$134,079	$134,079	—	$134,079
Liabilities:
Cash Conversion Derivative	$134,079	$134,079	—	$134,079

(1)	This column reflects the impact of netting derivative assets and liabilities by counterparty when a legally enforceable master netting agreement exits.

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

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2017	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at March 31, 2018
Cash Convertible Notes Hedges	$134,079	$—	$—	$23,064	$157,143
Cash Conversion Derivative	(134,079)	—	—	(23,064)	(157,143)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and are recorded each period in the consolidated statements of operations. The gains and losses on the Cash Convertible Notes Hedges and Cash Conversion Derivative are recorded as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at March 31, 2018 was as follows:

Cash and cash equivalents – The carrying amount of $38.8 million approximates fair value because of the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 7), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. There were no outstanding borrowings under the Credit Agreement at March 31, 2018.

The Cash Convertible Notes are actively traded and therefore are classified as Level 1 valuations. The estimated fair value at March 31, 2018 was $316.2 million, which is based on the most recent trading price of the Cash Convertible Notes as of March 31, 2018, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at March 31, 2018 was $147.9 million, which is net of the debt discount discussed in Note 7.

10.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to the Cash Convertible Notes.  We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

Derivative Instruments Not Designated as Hedging Instruments

Our Cash Conversion Derivative and Cash Convertible Notes Hedges do not qualify for hedge accounting treatment under U.S. GAAP and are measured at fair value, with gains and losses recognized immediately in the consolidated statements of operations. These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017.

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

	Three Months Ended March 31,
(In thousands)	2018	2017	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain	$23,064	$34,084	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized loss	$(23,064)	$(34,084)	Selling, general and administrative expenses

Financial Instruments

The estimated gross fair values of derivative instruments at March 31, 2018 and December 31, 2017, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists, were as follows:

(In thousands)	March 31, 2018	December 31, 2017
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges	$157,143	$134,079
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative	$157,143	$134,079

See Note 9 for more information on fair value measurements.

11.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

(In thousands except per share data)	Three Months Ended March 31,
	2018	2017
Numerator:
Net income from continuing operations - numerator for earnings per share	$21,336	$15,481
Net loss from discontinued operations - numerator for loss per share	—	(220)
Net income - numerator for earnings per share	$21,336	$15,261

Denominator:
Shares used for basic income (loss) per share	39,783	39,069
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	312	442
Restricted stock units	405	611
Market stock units	533	293
Warrants related to Cash Convertible Notes	2,556	126
Shares used for diluted income (loss) per share	43,589	40,541

Earnings (loss) per share - basic:
Continuing operations	$0.54	$0.40
Discontinued operations	$—	$(0.01)
Net income	$0.54	$0.39

Earnings (loss) per share - diluted:
Continuing operations	$0.49	$0.38
Discontinued operations	$—	$(0.01)
Net income (1)	$0.49	$0.38

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	—	16
Restricted stock units	14	18

(1) Figures may not add due to rounding.

Market stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

12.	Accumulated OCI

There were no changes in accumulated other comprehensive income (loss) ("OCI") for the three months ended March 31, 2018.  The following table summarizes the changes in accumulated OCI, net of tax, for the three months ended March 31, 2017.

Foreign Currency Translation Adjustments
(In thousands)
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $36	111
Accumulated OCI, net of tax, as of March 31, 2017	$(4,391)

There were no reclassifications out of accumulated OCI for the three months ended March 31, 2018 and 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. (the "Company") was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living, we are focused on advanced long-lasting health and vitality, especially in aging populations.  The SilverSneakers senior fitness program is offered to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans and employers.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

Effective July 31, 2016, we sold our total population health services ("TPHS") business to Sharecare, Inc. ("Sharecare").  Navvis Healthcare, LLC and MeYou Health, LLC, which were part of the TPHS business, were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the consolidated financial statements prior to January 1, 2018.

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

•	the impact of severe or adverse weather conditions on member participation in our programs;

•	the ability of our customers to maintain the number of covered lives enrolled in the plans during the terms of our agreements;

•	our ability to service our debt, make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;

•	the risks associated with changes in macroecononmic conditions;

•	counterparty risk associated with the Cash Convertible Notes Hedges;

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

•
the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions of our information systems or those of third-party vendors or other service providers, which may result in unauthorized access by third parties to customer, employee or our information or patient health information and may lead to a disruption in our business, costs to modify, enhance, or remediate our cybersecurity measures, enforcement actions, fines or litigation against us, or damage to our business reputation;

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, or Medicare Supplement;

•	current geopolitical turmoil, the continuing threat of domestic or international terrorism, and the potential emergence of a health pandemic or an infectious disease outbreak;

•	the impact of the Tax Act and any additional new or proposed tax legislation;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our other filings with the Securities and Exchange Commission.

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

We engage and support our members based on the needs and preferences of our customers.  Within our fitness networks, we have approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  More than 14,000 of these participating locations within the national network provide access to SilverSneakers members, and more than 10,000 of these locations offer access to Prime Fitness members.

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASC Topic 606.  The unit of account in ASC Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC Topic 606 requires that a contract's transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when or as the performance obligation is satisfied.

We earn revenue from our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and Group Retiree plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers and with commercial health plans that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three months ended March 31, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month ("PMPM"), or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

Our customer contracts include variable consideration, which is allocated to each distinct month over the contract term based on eligible members and/or member visits each month.  The allocated consideration corresponds directly with the value to our customers of our services completed for the month.  Under the majority of our contracts, we recognize revenue each month using the practical expedient available under ASC 606-10-55-18, which provides that revenue is recognized in the amount for which we have the right to invoice.

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three months ended March 31, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 81% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 16% and 3%, respectively, of our consolidated revenues.

Sales and usage-based taxes are excluded from revenues.

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

The Tax Act was signed into law on December 22, 2017 and includes a number of changes to existing U.S. tax laws that impact us, most notably, a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  The Tax Act also provided for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017.  In addition, it provides for prospective changes beginning in 2018, including acceleration of tax revenue recognition and additional limitations on executive compensation and the deductibility of interest.  We are currently evaluating the Tax Act with our professional advisers; we cannot predict at this time the full impact of the Tax Act on the Company in future periods.

Executive Overview of Results

The key financial results for the three months ended March 31, 2018 are:

•	Revenues from continuing operations of $149.9 million, up 6.4% from $141.0 million for the first quarter of 2017;
•	Pre-tax income from continuing operations of $28.5 million, up 14.7% from $24.9 million for the first quarter of 2017; and

•	Earnings per diluted share from continuing operations of $0.49 compared to $0.38 for the first quarter of 2017.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three months ended March 31, 2018 and 2017 expressed as a percentage of revenues from continuing operations.

	Three Months Ended March 31,
	2018	2017

Revenues	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	72.2%	72.6%
Selling, general and administrative expenses	5.7%	5.9%
Depreciation and amortization	0.7%	0.6%
Restructuring and related charges	0.0%	0.5%
Operating income (1)	21.3%	20.3%

Interest expense	2.3%	2.7%
Income before income taxes	19.0%	17.6%
Income tax expense	4.8%	6.6%

Net income from continuing operations	14.2%	11.0%
Loss from discontinued operations, net of income tax benefit	0.0%	(0.2)%
Net income	14.2%	10.8%

(1) Figures may not add due to rounding.

Revenues

Revenues from continuing operations for the three months ended March 31, 2018 increased $9.0 million, or 6.4%, over the three months ended March 31, 2017, primarily due to a net increase in the number of members either eligible or enrolled to participate in our fitness solutions.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from the three months ended March 31, 2017 (72.6%) to the three months ended March 31, 2018 (72.2%).

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues did not materially change from the three months ended March 31, 2017 (5.9%) to the three months ended March 31, 2018 (5.7%).

Depreciation and Amortization

Depreciation and amortization expense from continuing operations did not materially change from the three months ended March 31, 2017 to the three months ended March 31, 2018.

Restructuring and Related Charges

In the third quarter of 2016, we began implementing a reorganization of our corporate support infrastructure, which was largely completed during the first quarter of 2017 (the "2016 Restructuring Plan").  We incurred approximately $0.7 million during the three months ended March 31, 2017 in restructuring charges from continuing operations, which consisted primarily of severance and other employee-related costs, related to the 2016 Restructuring Plan.  There were no restructuring charges incurred during the first quarter of 2018.

Interest Expense

Interest expense from continuing operations decreased $0.4 million from the three months ended March 31, 2017 compared to the same period in 2018, primarily due to a lower average level of outstanding borrowings under our credit agreement during 2018 compared to 2017.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had a working capital deficit of $114.2 million, including the classification of the Cash Convertible Notes, net of unamortized discount, of $147.9 million as a current liability at March 31, 2018 (as discussed in Note 7 of the notes to consolidated financial statements in this report).  As of May 1, 2018, the holders of the Cash Convertible Notes have not elected to convert their Cash Convertible Notes.

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

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  As of March 31, 2018, our availability under the Credit Agreement included $92.6 million under the revolving credit facility and $150 million under the delayed draw term facility (which can be borrowed at our option until July 2, 2018).  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  Delayed draw term loans may not be borrowed after July 2, 2018.

We are required to repay the term loan A and any outstanding revolving loans in full on April 21, 2022.  The term loan A was repaid in full during 2017 and may not be re-borrowed.  If we elect to borrow the delayed draw term loans, we will be required to repay the delayed draw term loans in quarterly principal installments calculated as follows:  (1) for each of the first twelve quarters following the time of borrowing, 1.250% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loans funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balances of the delayed draw term loans are due and payable.

Cash Flows Provided by Operating Activities

Operating activities during the three months ended March 31, 2018 provided cash of $12.4 million compared to $3.0 million during the three months ended March 31, 2017. The increase in operating cash flow resulted primarily from the following:

•	an increase in net income;
•	an increase in cash collections on accounts receivable; and
•	lower payments related to short-term employee incentive compensation.

Cash Flows Used in Investing Activities

Investing activities during the three months ended March 31, 2018 used $1.9 million in cash, compared to $1.2 million during the three months ended March 31, 2017, which was due to increased capital expenditures primarily related to digital applications and platforms.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the three months ended March 31, 2018 used $0.1 million in cash, while financing activities during the three months ended March 31, 2017 used $3.0 million in cash.  This change is primarily due to higher net borrowings on debt during the first quarter of 2017, slightly offset by a decrease in the amount of cash received from exercises of stock options.

Credit Facility

For a detailed description of the Credit Agreement, refer to Note 7 of the notes to consolidated financial statements in this report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at March 31, 2018 of (1) a maximum total funded debt to EBITDA of 3.75 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of March 31, 2018.

Cash Convertible Senior Notes

For a detailed description of the Cash Convertible Notes, Cash Convertible Notes Hedges, Cash Conversion Derivative, and Warrants (as such terms are defined in Note 7 of the notes to consolidated financial statements in this report) entered into in July 2013, refer to Note 7 of the notes to consolidated financial statements included in this report.  Aside from the initial premium paid, we will not be required to make any cash payments under the Cash Convertible Notes Hedges and could be entitled to receive an amount of cash from the option counterparties generally equal to the amount by which the market price per share of common stock exceeds the strike price of the Cash Convertible Note Hedges during the relevant valuation period. The strike price under the Cash Convertible Notes Hedges is initially equal to the conversion price of the Cash Convertible Notes.

Pursuant to the indenture under which we issued the Cash Convertible Notes, the Cash Convertible Notes became convertible into cash (at the option of the holder) during the period that began on January 1, 2018 and ends on June 28, 2018.  The cash conversion rate (subject to adjustment, as set forth in the indenture) is 51.3769 shares of the Company's common stock per $1,000 principal amount of the Cash Convertible Notes (equivalent to an initial conversion price of $19.4640 per share of common stock).  The settlement on any Cash Convertible Notes surrendered for conversion during this period will occur on July 2, 2018, which is the third business day following the end of the applicable observation period with respect to such conversion (i.e., the 80th consecutive trading day period beginning on the 82nd scheduled trading day immediately preceding the maturity date, which 82nd scheduled trading day was March 6, 2018).  The indenture requires the Company to satisfy the entire settlement amount for any conversions (determined in accordance with the provisions of the indenture) in cash, and the notes are not convertible into the Company's common stock or any other securities under any circumstances.

The estimated fair value based on the last traded price of the Cash Convertible Notes at March 31, 2018 was $316.2 million (as discussed in Note 9 of the notes to consolidated financial statements included in this report).  We anticipate that we will satisfy the Cash Convertible Notes upon their maturity on July 1, 2018 through a combination of available cash, payments made by the counterparties under the Cash Convertible Notes Hedges, and available credit under the Credit Agreement, as needed.  Additionally, if the market price per share of our common stock exceeds the strike price of the Warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each Warrant.  We will not receive any additional proceeds if the Warrants are exercised.

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

A one-point interest rate change in our floating rate debt would not have resulted in a material change in interest expense for the three months ended March 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

There have been no material developments with respect to any previously reported legal proceedings since the disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption "Part I — Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

There have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

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

Tivity Health, Inc.
(Registrant)

Date:	May 4, 2018	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)