Form 10-Q
period 2018-06-30
TIVITY HEALTH, INC.
filed 2018-08-03
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, there were outstanding 40,006,661 shares of the registrant’s common stock, par value $.001 per share (“common stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$66,995	$28,440
Accounts receivable, net	68,762	55,113
Prepaid expenses	4,249	3,444
Other current assets	4,746	2,180
Cash convertible notes hedges	141,246	134,079
Income taxes receivable	636	39
Total current assets	286,634	223,295

Property and equipment:
Leasehold improvements	10,396	10,384
Computer equipment and related software	22,330	19,508
Furniture and office equipment	8,193	8,194
Capital projects in process	2,649	1,105
	43,568	39,191
Less accumulated depreciation	(30,791)	(28,533)
	12,777	10,658

Other assets	26,069	13,315
Long-term deferred tax asset	9,912	25,166
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Total assets	$699,121	$636,163

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2018	December 31, 2017
Current liabilities:
Accounts payable	$26,622	$26,804
Accrued salaries and benefits	5,993	15,018
Accrued liabilities	41,762	33,527
Other current liabilities	3,792	984
Cash conversion derivative	141,246	134,079
Current portion of debt	150,007	145,959
Current portion of long-term liabilities	2,244	2,262
Total current liabilities	371,666	358,633

Other long-term liabilities	7,595	5,577

Stockholders' equity:

Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 39,963,683 and 39,729,580 shares outstanding, respectively	40	40
Additional paid-in capital	352,230	349,243
Accumulated deficit	(4,228)	(49,148)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Total stockholders' equity	319,860	271,953
Total liabilities and stockholders' equity	$699,121	$636,163

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings (loss) per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$151,865	$138,914	$301,795	$279,884
Cost of services (exclusive of depreciation and amortization of $995, $648, $1,970 and $1,305, respectively, included below)	109,022	99,071	217,299	201,470
Selling, general & administrative expenses	7,756	8,176	16,334	16,538
Depreciation and amortization	1,135	789	2,257	1,576
Restructuring and related charges	118	(52)	124	685

Operating income	33,834	30,930	65,781	59,615
Interest expense	3,482	4,130	6,936	7,964

Income before income taxes	30,352	26,800	58,845	51,651
Income tax expense	7,669	9,560	14,826	18,931

Income from continuing operations	22,683	17,240	44,019	32,720
Income (loss) from discontinued operations, net of income tax	901	(3,673)	901	(3,893)
Net income	$23,584	$13,567	$44,920	$28,827

Earnings (loss) per share - basic:
Continuing operations	$0.57	$0.44	$1.10	$0.84
Discontinued operations	$0.02	$(0.09)	$0.02	$(0.10)
Net income (loss)	$0.59	$0.35	$1.13	$0.74

Earnings (loss) per share - diluted:
Continuing operations	$0.52	$0.41	$1.01	$0.79
Discontinued operations	$0.02	$(0.09)	$0.02	$(0.09)
Net income (loss)	$0.54	$0.32	$1.03	$0.70

Comprehensive income	$23,584	$17,957	$44,920	$33,329

Weighted average common shares and equivalents:
Basic	39,899	39,246	39,841	39,158
Diluted	43,284	42,369	43,437	41,456

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net income	$44,920	$28,827
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	—	1,458
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	—	3,044
Total other comprehensive income, net of tax	$—	$4,502
Comprehensive income	$44,920	$33,329

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2018

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$271,953
Comprehensive income	—	—	—	44,920	—	44,920
Exercise of stock options	—	—	1,135	—	—	1,135
Tax withholding for share-based compensation	—	—	(1,398)	—	—	(1,398)
Share-based employee compensation expense	—	—	3,250	—	—	3,250
Balance, June 30, 2018	$—	$40	$352,230	$(4,228)	$(28,182)	$319,860

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Income from continuing operations	$44,019	$32,720
Income (loss) from discontinued operations	901	(3,893)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,257	1,589
Amortization of deferred loan costs	1,050	1,246
Amortization of debt discount	4,140	3,911
Share-based employee compensation expense	3,250	3,362
(Gain) loss on sale of TPHS business	(1,304)	444
Loss on release of cumulative translation adjustment	—	3,044
Deferred income taxes	15,254	18,755
Increase in accounts receivable, net	(13,890)	(4,398)
Decrease in other current assets	756	869
Decrease in accounts payable	(1,869)	(1,480)
Decrease in accrued salaries and benefits	(9,928)	(11,953)
Decrease in other current liabilities	(4,563)	(2,268)
Other	1,227	(1,888)
Net cash flows provided by operating activities	$41,300	$40,060

Cash flows from investing activities:
Acquisition of property and equipment	$(3,673)	$(2,244)
Proceeds from sale of MeYou Health	1,416	—
Net cash flows used in investing activities	$(2,257)	$(2,244)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$13,675	$274,425
Payments of long-term debt	(14,216)	(308,496)
Payments related to tax withholding for share-based compensation	(1,398)	(1,066)
Exercise of stock options	1,135	2,757
Deferred loan costs	—	(2,452)
Change in cash overdraft and other	343	1,558
Net cash flows used in financing activities	$(461)	$(33,274)

Effect of exchange rate changes on cash	$(27)	$1,652

Net increase in cash and cash equivalents	$38,555	$6,194

Cash and cash equivalents, beginning of period	$28,440	$1,602

Cash and cash equivalents, end of period	$66,995	$7,796

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health, Inc. and its wholly-owned subsidiaries (collectively, “Tivity Health,” the “Company,” or such terms as “we,” "us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.

Our results from continuing operations do not include the results of the total population health services (“TPHS”) business, which we sold to Sharecare, Inc. (“Sharecare”) effective July 31, 2016.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.  See Note 4 for further information.

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

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”) using the modified retrospective method, pursuant to which we applied ASC Topic 606 to (i) all new contracts entered into after January 1, 2018 and (ii) contracts that were not completed as of January 1, 2018.  In accordance with this approach, our results for periods prior to January 1, 2018 were not revised and continue to be reported in accordance with our historical accounting under ASC Topic 605, “Revenue Recognition.”  For contracts that were modified prior to January 1, 2018, we have not retrospectively restated the contract for those modifications in accordance with the contract modification guidance in ASC 606-10-25-12 and ASC 606-10-25-13 but instead, using the practical expedient available under ASC 606-10-65-1(f)(4), have reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.

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

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows” (Topic 230) (“ASU 2016-15”).  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is to be applied using a retrospective approach.  The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures and did not result in a reclassification to items in prior periods.

On January 1, 2018, we adopted ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications.  ASU 2017-09 is to be applied prospectively to awards modified on or after January 1, 2018.  The adoption of this standard did not have an impact on our consolidated financial statements and related disclosures.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position, and is effective for us on January 1, 2019. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is required to be adopted using a modified retrospective transition method, which will require the cumulative effect of initially applying the standard to be recognized as an adjustment to beginning retained earnings as of January 1, 2019.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current leases. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective January 1, 2019.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate that adopting this standard will have an impact on our consolidated financial statements and related disclosures.

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

We earn revenue from our three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers, commercial health plans, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and six months ended June 30, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month (“PMPM”), or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three and six months ended June 30, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 81% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 16% and 3% of our consolidated revenues, respectively.

Sales and usage-based taxes are excluded from revenues.

4.	Discontinued Operations

On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Sharecare and Healthways SC, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business, which closed effective July 31, 2016 (“Closing”).

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the “ACER”) with an initial face value of $30.0 million.  The ACER was convertible into shares of common stock of Sharecare on July 31, 2018 at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.

The Purchase Agreement provided for post-closing adjustments based on, among other things, any successful claims for indemnification by Sharecare (which may result in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments), none of which such claims had been made as of June 30, 2018.

As of each of December 31, 2017 and June 30, 2018, we have recorded the $39.8 million face value of the ACER at an estimated carrying value of $10.8 million, which is classified as an equity receivable included in other assets.

The following table presents financial results of the TPHS business included in “loss from discontinued operations” for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Cost of services	30	38	30	258
Selling, general & administrative expenses	48	20	48	157
Distribution from joint venture	—	98	—	98
Pretax income (loss) on discontinued operations	$(78)	$40	$(78)	$(317)
Pretax loss on release of cumulative translation adjustment (1)	—	(3,044)	—	(3,044)
Pretax income (loss) on sale of TPHS business (2)	1,304	(134)	1,304	(444)
Total pretax income (loss) on discontinued operations	$1,226	$(3,138)	$1,226	$(3,805)
Income tax expense	325	535	325	88
Income (loss) from discontinued operations, net of income tax	$901	$(3,673)	$901	$(3,893)

(1)

During the second quarter of 2017, we substantially liquidated foreign entities that were part of our TPHS business, resulting in a release of the cumulative translation adjustment of $3.0 million into loss from discontinued operations.

(2)	Includes $1.4 million received during the three months ended June 30, 2018 from a release of escrow funds related to the sale of MeYou Health, LLC in June 2016.

5.	Share-Based Compensation

We currently have three types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and six months ended June 30, 2018, we recognized share-based compensation costs of $1.8 million and $3.3 million, respectively.  For the three and six months ended June 30, 2017, we recognized share-based compensation costs of $1.9 million and $3.4 million, respectively.  We account for forfeitures as they occur.

A summary of our stock options as of June 30, 2018 and the changes during the six months ended June 30, 2018 is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	507	$12.98
Granted	70	38.68
Exercised	(97)	11.70
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2018	480	$16.98	4.5	$8,988
Exercisable at June 30, 2018	410	$13.28	3.6	$8,979

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2018 was $20.60.

The following table shows a summary of our restricted stock units as of June 30, 2018, as well as activity during the six months ended June 30, 2018:

	Restricted Stock and Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	572	$17.60
Granted	66	38.56
Vested	(165)	18.27
Forfeited	(21)	23.04
Nonvested at June 30, 2018	452	$20.17

The following table shows a summary of our market stock units as of June 30, 2018, as well as activity during the six months ended June 30, 2018:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	373	$9.01
Granted	—	—
Vested	(6)	6.48
Forfeited	(29)	17.44
Nonvested at June 30, 2018	338	$8.32

6.	Income Taxes

For the three and six months ended June 30, 2018, we had an effective income tax rate from continuing operations of 25.3% and 25.2%, respectively.  For the three and six months ended June 30, 2017, we had an effective income tax rate from continuing operations of 35.7% and 36.7%, respectively.  The lower effective income tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

At June 30, 2018, we had approximately $47.0 million of federal loss carryforwards, approximately $101.7 million of state loss carryforwards, and approximately $4.6 million of foreign tax credits.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2014 to present.

7.	Debt

The Company's debt, net of unamortized deferred loan costs, consisted of the following at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Cash Convertible Notes, net of unamortized discount	$150,000	$145,861
Capital lease obligations and other	7	549
	150,007	146,410
Less: deferred loan costs	—	(451)
	150,007	145,959
Less: current portion	(150,007)	(145,959)
	$—	$—

Credit Facility

On June 8, 2012, we entered into the Fifth Amended and Restated Revolving Credit and Term Loan Agreement (as amended, the “Prior Credit Agreement”).  The Prior Credit Agreement provided us with a $125 million revolving credit facility that included a swingline sub facility of $20 million and a $75 million sub facility for letters of credit.  The Prior Credit Agreement also provided a $200 million term loan facility and an uncommitted incremental accordion facility of $100 million.  Borrowings under the Prior Credit Agreement generally bore interest at variable rates based on a margin or spread in excess of either (1) the one-month, two-month, three-month or six-month rate (or with the approval of affected lenders, nine-month or twelve-month rate) for Eurodollar deposits (“LIBOR”), which may not be less than zero), or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50% and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varied between 1.75% and 3.00%, and the Base Rate margin varied between 0.75% and 2.00%, depending on our leverage ratio.  The Prior Credit Agreement also provided for an annual fee ranging between 0.30% and 0.50% of the unused commitments under the revolving credit facility.

On April 21, 2017, we entered into a new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) with a group of lenders, which replaced the Prior Credit Agreement.  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  As further detailed below under “1.50% Cash Convertible Senior Notes Due 2018”, on July 2, 2018, we borrowed $100.0 million under the delayed draw term loan, which was used to repay the principal amount of the Cash Convertible Notes.  No additional amounts may be borrowed under the delayed draw term after July 2, 2018.

We are required to repay any outstanding revolving loans in full on April 21, 2022.  The term loan A was repaid in full during 2017 and may not be re-borrowed.  We are required to repay the delayed draw term loan in quarterly principal installments calculated as follows: (1) for each of the first six quarters following the time of borrowing (beginning with the fourth quarter of 2018 and ending with the first quarter of 2020), 1.250% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balance of the delayed draw term loan is due and payable. As of June 30, 2018, we had not borrowed any amounts under the delayed draw term loan, and availability under the revolving credit facility totaled $93.7 million.

Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or with the approval of affected lenders, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.  The Credit Agreement also provides for annual commitment fees ranging between 0.20% and 0.50% of the unused commitments under the revolving credit facility and the delayed draw term loan facility and annual letter of credit fees on the daily outstanding availability under outstanding letters of credit at the applicable LIBOR margin.  Extensions of credit under the Credit Agreement are secured by guarantees from all of the Company’s active material domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

The Credit Agreement contains financial covenants that require us to maintain, as defined, (1) specified maximum ratios or levels of funded debt to EBITDA and (2) specified minimum ratios or levels of fixed charge coverage. The Credit Agreement also contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, they limit repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due July 2018 (the “Cash Convertible Notes”), which bore interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes matured on July 2, 2018.  All of the holders elected to convert their Cash Convertible Notes for settlement on July 2, 2018, and none of the Cash Convertible Notes were repurchased or converted into cash prior to such date.  We classified the Cash Convertible Notes, net of the unamortized discount, and related deferred loan costs as a current liability at June 30, 2018 and at December 31, 2017.

The cash conversion feature of the Cash Convertible Notes was a derivative liability (the “Cash Conversion Derivative”) that required bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), and was carried at fair value.  Due to the classification of the Cash Convertible Notes as a current liability at June 30, 2018 and December 31, 2017, the Cash Conversion Derivative was recorded in current liabilities at June 30, 2018 and December 31, 2017.  The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was $36.8 million, which was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes.

The debt discount was amortized over the term of the Cash Convertible Notes using the effective interest method.  For the three and six months ended June 30, 2018, we recorded $2.1 million and $4.1 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  For the three and six months ended June 30, 2017, we recorded $2.0 million and $3.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  We also recognized interest expense of $0.6 million and $1.1 million for each of the three and six months ended June 30, 2018 and 2017, respectively, related to the contractual interest rate of 1.50% per year. The net carrying amount of the Cash Convertible Notes at June 30, 2018 and December 31, 2017 was $150.0 million and $145.9 million, respectively, net of the unamortized discount of $0 and $4.1 million, respectively.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the “Cash Convertible Notes Hedges”), which were cash-settled and were intended to reduce our exposure to potential cash payments that we would be required to make if holders elected to convert the Cash Convertible Notes at a time when our stock price exceeded the conversion price. The initial cost of the Cash Convertible Notes Hedges was $36.8 million. Due to the classification of the Cash Convertible Notes as a current liability at June 30, 2018 and December 31, 2017, the Cash Convertible Notes Hedges were classified in current assets at June 30, 2018 and December 31, 2017.  The Cash Convertible Notes Hedges were recorded as a derivative asset under ASC Topic 815 and were carried at fair value.  See Note 9 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

On July 2, 2018, we repaid the $150.0 million aggregate principal amount of the Cash Convertible Notes using a combination of available cash and proceeds from borrowings under the delayed draw term loan facility of $100.0 million.  In addition, on July 2, 2018 we settled the Cash Conversion Derivative of $141.2 million, which was fully funded by payments made by the counterparties for the settlement of the Cash Convertible Notes Hedges.  Subsequent to July 2, 2018, the Credit Agreement provides capacity to borrow under a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit.

In July 2013, we also sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to a notional number of shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of approximately $25.95 per share.  The Warrants will be net share settled by our issuing a number of shares of our common stock per Warrant with a value corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

When the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the “treasury stock” method is used in calculating the dilutive effect on earnings per share.  See Note 11 for additional information on such dilutive effect.

8.	Commitments and Contingencies

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of common stock dropped on that same day. In connection with the United Press Release, two lawsuits have been filed against the Company as described below.  We intend to vigorously defend ourselves against both complaints.

Weiner and Denham Lawsuits

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief executive officer, chief financial officer and chief accounting officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.

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

Other

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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Assets:
Cash Convertible Notes Hedges	$141,246	$134,079
Liabilities:
Cash Conversion Derivative	$141,246	$134,079

As described in Note 7, the Cash Convertible Notes Hedges and Cash Conversion Derivative were settled upon their maturity on July 2, 2018.  At June 30, 2018, the fair values of these instruments were measured using their actual values to be settled on July 2, 2018, which were considered Level 2 inputs.  At December 31, 2017, the fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative were measured using Level 3 inputs because these instruments were not actively traded. They were valued using an option pricing model that used observable and unobservable market data for inputs, such as expected time to maturity of the derivative instruments, the risk-free interest rate, the expected volatility of our common stock, and other factors. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of operations. Therefore, the sensitivity of changes in the unobservable inputs to the option pricing model for such instruments was mitigated.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2017	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at June 30, 2018
Cash Convertible Notes Hedges	$134,079	$—	$—	$7,167	$141,246
Cash Conversion Derivative	(134,079)	—	—	(7,167)	(141,246)

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and were recorded each period in the consolidated statements of operations as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at June 30, 2018 was as follows:

Cash and cash equivalents – The carrying amount of $67.0 million approximates fair value because of the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 7), and the Cash Convertible Notes are determined based on the fair value hierarchy as discussed above.

The revolving credit facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments. The estimated fair value is based on the average of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. There were no outstanding borrowings under the Credit Agreement at June 30, 2018.

Prior to their maturity on July 2, 2018, the Cash Convertible Notes were actively traded and therefore are classified as Level 1 valuations. The fair value at June 30, 2018 was $291.2 million, which is based on the actual settlement value of the Cash Convertible Notes on July 2, 2018, and the par value was $150.0 million. The carrying amount of the Cash Convertible Notes at June 30, 2018 was $150.0 million.

10.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage risks related to the Cash Convertible Notes, which matured and were repaid on July 2, 2018.  We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

Derivative Instruments Not Designated as Hedging Instruments

The Cash Conversion Derivative and Cash Convertible Notes Hedges were settled on July 2, 2018 in conjunction with the maturity of the Cash Convertible Notes.  They did not qualify for hedge accounting treatment under U.S. GAAP and were measured at fair value, with gains and losses recognized immediately in the consolidated statements of operations. These derivative instruments not designated as hedging instruments did not have a material impact on our consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017.

The Cash Conversion Derivative was accounted for as a derivative liability and carried at fair value. In order to offset the risk associated with the Cash Conversion Derivative, we entered into Cash Convertible Notes Hedges, which were cash-settled and were intended to reduce our exposure to potential cash payments that we would be required to make if holders elected to convert the Cash Convertible Notes at a time when our stock price exceeds the conversion price. The Cash Convertible Notes Hedges were accounted for as a derivative asset and carried at fair value.

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income (loss).

(In thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Statements of Operations Classification
Cash Convertible Notes Hedges:
Net unrealized gain (loss)	$(15,897)	$78,431	$7,167	$112,515	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized (loss) gain	$15,897	$(78,431)	$(7,167)	$(112,515)	Selling, general and administrative expenses

Financial Instruments

The estimated gross fair values of derivative instruments at June 30, 2018 and December 31, 2017 were as follows:

(In thousands)	June 30, 2018	December 31, 2017
Assets:
Derivatives not designated as hedging instruments:
Cash Convertible Notes Hedges	$141,246	$134,079
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative	$141,246	$134,079

See Note 9 for more information on fair value measurements.

11.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations - numerator for earnings per share	$22,683	$17,240	$44,019	$32,720
Income (loss) from discontinued operations - numerator for earnings (loss) per share	901	(3,673)	901	(3,893)
Net income - numerator for earnings (loss) per share	$23,584	$13,567	$44,920	$28,827

Denominator:
Shares used for basic income (loss) per share	39,899	39,246	39,841	39,158
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	277	481	295	462
Restricted stock units	332	602	368	606
Market stock units	489	312	511	303
Warrants related to Cash Convertible Notes	2,287	1,728	2,422	927
Shares used for diluted income (loss) per share	43,284	42,369	43,437	41,456

Earnings (loss) per share - basic:
Continuing operations	$0.57	$0.44	$1.10	$0.84
Discontinued operations	$0.02	$(0.09)	$0.02	$(0.10)
Net income (loss)	$0.59	$0.35	$1.13	$0.74

Earnings (loss) per share - diluted:
Continuing operations	$0.52	$0.41	$1.01	$0.79
Discontinued operations	$0.02	$(0.09)	$0.02	$(0.09)
Net income (loss)	$0.54	$0.32	$1.03	$0.70

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	59	—	29	8
Restricted stock units	42	3	28	10

(1)	Figures may not add due to rounding.

Market stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

12.	Accumulated OCI

There were no changes in accumulated other comprehensive income (loss) (“OCI”) for the six months ended June 30, 2018.  The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2017:

(In thousands)	Foreign Currency Translation Adjustments
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $225	1,458
Amounts reclassified from accumulated OCI, net of tax of $0	3,044
Accumulated OCI, net of tax, as of June 30, 2017	$—

There were no reclassifications out of accumulated OCI for the six months ended June 30, 2018 and 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. (the “Company”) was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living, we are focused on advancing long-lasting health and vitality, especially in aging populations.  The SilverSneakers senior fitness program is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass approximately 16,000 participating locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

Effective July 31, 2016, we sold our total population health services (“TPHS”) business to Sharecare.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the consolidated financial statements.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to develop and implement effective strategies;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	our ability to sign and implement new contracts with new or existing customers;

•	our ability to accurately forecast the costs required to successfully implement new contracts;

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

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	our ability to develop new products and services;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our current or future operations;

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

Business Strategy

Our “A-B-C-D” strategy, which will leverage both our traditional physical footprint and developing digital platforms, is designed to (A) add new members in our three existing networks - SilverSneakers, Prime Fitness and WholeHealth Living, (B) build engagement and participation among our current eligible members, (C) collaborate with partners to add new products and services that will leverage the value of our brand, and (D) deepen relationships with our partners and their instructors within our national network.  In addition to the A-B-C-D strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our programs.

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

Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with ASC Topic 606.  The unit of account in ASC Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when or as the performance obligation is satisfied.

We earn revenue from our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers, commercial health plans, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and six months ended June 30, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month (“PMPM”), or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three and six months ended June 30, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 81% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 16% and 3% of our consolidated revenues, respectively.

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

As part of the impairment evaluation, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we elect not to perform a qualitative assessment or we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative review as described below.

During a quantitative review of goodwill, we estimate the fair value of the reporting unit based on our market capitalization and compare such fair value to the carrying value of the reporting unit.  If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.

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

Executive Overview of Results

The key financial results for the three and six months ended June 30, 2018 are:

•	Revenues from continuing operations of:
o	$151.9 million for the three months ended June 30, 2018, up 9.3% from $138.9 million for the same period in 2017; and
o	$301.8 million for the six months ended June 30, 2018, up 7.8% from $279.9 million for the same period in 2017.

•	Restructuring charges of $0.1 million for the six months ended June 30, 2018, compared to $0.7 million for the six months ended June 30, 2017;

•	Pre-tax income from continuing operations of:
o	$30.4 million for the three months ended June 30, 2018, up 13.3% from $26.8 million for the same period in 2017; and
o	$58.8 million for the six months ended June 30, 2018, up 13.9% from $51.7 million for the same period in 2017.

•	Earnings per diluted share from continuing operations of:
o	$0.52 for the three months ended June 30, 2018, up 26.8% from $0.41 for the same period in 2017; and
o	$1.01 for the six months ended June 30, 2018, up 27.8% from $0.79 for the same period in 2017; and

•	Income (loss) from discontinued operations, net of income tax, of:
o	$0.9 million for the three months ended June 30, 2018 compared to ($3.7) million for the same period in 2017; and
o	$0.9 million for the six months ended June 30, 2018 compared to ($3.9) million for the same period in 2017.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 expressed as a percentage of revenues from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.8%	71.3%	72.0%	72.0%
Selling, general and administrative expenses	5.1%	5.9%	5.4%	5.9%
Depreciation and amortization	0.7%	0.6%	0.7%	0.6%
Restructuring and related charges	0.1%	(0.0)%	0.0%	0.2%
Operating income (1)	22.3%	22.3%	21.8%	21.3%

Interest expense	2.3%	3.0%	2.3%	2.8%
Income before income taxes (1)	20.0%	19.3%	19.5%	18.5%
Income tax expense	5.0%	6.9%	4.9%	6.8%

Income from continuing operations (1)	14.9%	12.4%	14.6%	11.7%
Income (loss) from discontinued operations, net of tax	0.6%	(2.6)%	0.3%	(1.4)%
Net income (1)	15.5%	9.8%	14.9%	10.3%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations for the three and six months ended June 30, 2018 increased $13.0 million and $21.9 million, respectively, or 9.3% and 7.8%, respectively, over the same periods in 2017, primarily due to a net increase in the number of members either eligible or enrolled to participate in our fitness solutions.

Cost of Services

While cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change overall from the three months ended June 30, 2017 (71.3%) to the three months ended June 30, 2018 (71.8%) or from the six months ended June 30, 2017 (72.0%) to the six months ended June 30, 2018 (72.0%), there were offsetting increases and decreases within cost of services.  Cost of services as a percentage of revenues increased due to a higher number of average visits per member per month in 2018 compared to 2017, and the related costs were not fully offset by incremental revenue from such visits due to certain customer contracts in which our revenue per member is fixed, while our costs are variable.  This increase was mostly offset by lower expenses in 2018 related to salaries and benefits as well as business separation costs associated with the separation of the Network Solutions business from the disposed TPHS business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues did not materially change from the three months ended June 30, 2017 (5.9%) to the three months ended June 30, 2018 (5.1%) or from the six months ended June 30, 2017 (5.9%) to the six months ended June 30, 2018 (5.4%).

Depreciation and Amortization

Depreciation and amortization expense from continuing operations increased $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, primarily due to increased depreciation expense related to computer software and hardware.

Restructuring and Related Charges

In the third quarter of 2016, we began implementing a reorganization of our corporate support infrastructure, which was largely completed during the first quarter of 2017 (the "2016 Restructuring Plan").  During the six months ended June 30, 2017, we incurred approximately $0.7 million in restructuring charges from continuing operations, which consisted primarily of severance and other employee-related costs, related to the 2016 Restructuring Plan.

Interest Expense

Interest expense from continuing operations decreased $0.6 million and $1.0 million from the three and six months ended June 30, 2017, respectively, compared to the same periods in 2018, primarily due to a lower average level of outstanding borrowings under our credit agreement during 2018 compared to 2017.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had a working capital deficit of $85.0 million, which was negatively impacted by the classification of the Cash Convertible Notes, net of unamortized discount, of $150.0 million as a current liability at June 30, 2018 (as discussed in Note 7 of the notes to consolidated financial statements in this report).  On July 2, 2018 we repaid the $150.0 million aggregate principal amount of the Cash Convertible Notes using a combination of available cash and proceeds from borrowings under the delayed draw term loan facility of $100.0 million.  The majority of borrowings under the delayed draw term loan are classified as a long-term liability and are not included in the calculation of working capital.

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

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  As of June 30, 2018, our availability under the Credit Agreement included $93.7 million under the revolving credit facility and $150.0 million under the delayed draw term loan.  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or in respect of any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  On July 2, 2018 we borrowed $100.0 million under the delayed draw term loan, which was used to repay the principal amount of the Cash Convertible Notes.  No additional amounts may be borrowed under the delayed draw term after July 2, 2018.

We are required to repay any outstanding revolving loans in full on April 21, 2022.  The term loan A was repaid in full during 2017 and may not be re-borrowed.  We are required to repay the delayed draw term loan in quarterly principal installments calculated as follows: (1) for each of the first six quarters following the time of borrowing (beginning with the fourth quarter of 2018 and ending with the first quarter of 2020), 1.250% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balance of the delayed draw term loan is due and payable.

Cash Flows Provided by Operating Activities

Operating activities during the six months ended June 30, 2018 provided cash of $41.3 million compared to $40.1 million during the six months ended June 30, 2017. The slight increase in operating cash flow is primarily due to an increase in net income, mostly offset by a decrease in cash collections on accounts receivable due to timing.

Cash Flows Used in Investing Activities

Investing activities during the six months ended June 30, 2018 used $2.3 million in cash, compared to $2.2 million during the six months ended June 30, 2017, which was primarily due to increased capital expenditures primarily related to digital applications and platforms, offset by proceeds received during the six months ended June 30, 2018 from a release of escrow funds related to the sale of MeYou Health LLC in June 2016.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the six months ended June 30, 2018 used $0.5 million in cash, compared to $33.3 million during the six months ended June 30, 2017.  This change is primarily due to higher net borrowings on debt during the six months ended June 30, 2017.

Credit Facility

For a detailed description of the Credit Agreement, refer to Note 7 of the notes to consolidated financial statements in this report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at June 30, 2018 of (1) a maximum total funded debt to EBITDA of 3.75 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of June 30, 2018.

Cash Convertible Senior Notes

We satisfied the Cash Convertible Notes upon their maturity on July 2, 2018 through a combination of available cash, payments made by the counterparties under the Cash Convertible Notes Hedges, and available credit under the Credit Agreement, as further described in Note 7 of the notes to consolidated financial statements in this report.

For a detailed description of the related warrants, refer to Note 7 of the notes to consolidated financial statements included in this report.  If the market price per share of our common stock exceeds the strike price of the warrants on any warrant exercise date, we will be obligated to issue to the option counterparties a number of shares based on the amount by which the then-current market price per share of our common stock exceeds the then-effective strike price of each warrant.  We will not receive any additional proceeds if the warrants are exercised.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.  Borrowings under the Credit Agreement generally bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or with the approval of affected lenders, twelve-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the SunTrust Bank prime lending rate, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company.  The LIBOR margin varies between 1.50% and 2.75%, and the Base Rate margin varies between 0.50% and 1.75%, depending on our net leverage ratio.

A one-point interest rate change in our floating rate debt would not have resulted in a material change in interest expense for the three and six months ended June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

There have been no material developments with respect to any previously reported legal proceedings since the disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 1A. Risk Factors

Reference is made to “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 for information concerning risk factors. In connection with the repayment of our Cash Convertible Notes, certain of the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have changed due to the elimination of risks related to the Cash Convertible Notes.

The following risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are deleted in their entirety:

•	“The accounting for the Cash Convertible Notes and related cash convertible notes hedge transactions may result in volatility to our consolidated statements of comprehensive income (loss)”; and
•	“We are subject to counterparty risk with respect to the Cash Convertible Note Hedges.”

The following risk factor included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 has changed and is restated in its entirety below.

The performance of our business and the level of our indebtedness could prevent us from meeting the obligations under our credit agreement or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

On April 21, 2017, we entered into a new Revolving Credit and Term Loan Agreement (the "Credit Agreement") with a group of lenders. As of June 30, 2018, we had no borrowings outstanding under the Credit Agreement.  On July 2, 2018 we borrowed $100.0 million under the delayed draw term loan, which was used to repay the principal amount of the Cash Convertible Notes.

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

•	possibly limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Restricted Stock Unit Award Agreement (for Directors) under the Company’s Amended and Restated 2014 Stock Incentive Plan

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

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

Tivity Health, Inc.
(Registrant)

Date:	August 3, 2018	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)