Form 10-Q
period 2018-09-30
TIVITY HEALTH, INC.
filed 2018-11-06
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____  to _____

Commission file number 000-19364

TIVITY HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1117144
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 Cool Springs Boulevard, Franklin, TN  37067

(Address of principal executive offices) (Zip code)

(800) 869-5311

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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 31, 2018, there were outstanding 40,249,950 shares of the registrant’s common stock, par value $.001 per share (“common stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$1,643	$28,440
Accounts receivable, net	67,012	55,113
Prepaid expenses	3,787	3,444
Cash convertible notes hedges	—	134,079
Income taxes receivable	673	39
Other current assets	4,640	2,180
Total current assets	77,755	223,295

Property and equipment, net of accumulated depreciation of $31,636 and $28,533, respectively	14,566	10,658
Long-term deferred tax asset	1,354	25,166
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Other long-term assets	25,105	13,315
Total assets	$482,509	$636,163

Current liabilities:
Accounts payable	$30,145	$26,804
Accrued salaries and benefits	5,590	15,018
Accrued liabilities	41,236	34,511
Cash conversion derivative	—	134,079
Current portion of debt	52	145,959
Current portion of long-term liabilities	2,249	2,262
Total current liabilities	79,272	358,633

Long-term debt	52,132	—
Other long-term liabilities	4,525	5,577

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 40,045,663 and 39,729,580 shares outstanding, respectively	40	40
Additional paid-in capital	353,594	349,243
Retained earnings (accumulated deficit)	21,128	(49,148)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Total stockholders' equity	346,580	271,953
Total liabilities and stockholders' equity	$482,509	$636,163

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings (loss) per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$151,467	$137,703	$453,261	$417,588
Cost of services (exclusive of depreciation and amortization of $1,071, $699, $3,041 and $2,003, respectively, included below)	107,047	94,539	324,346	296,009
Selling, general & administrative expenses	7,817	7,838	24,151	24,376
Depreciation and amortization	1,204	850	3,461	2,426
Restructuring and related charges	—	(16)	124	669
Operating income	35,399	34,492	101,179	94,108

Interest expense	1,013	4,203	7,948	12,167
Income before income taxes	34,386	30,289	93,231	81,941

Income tax expense	9,029	10,403	23,856	29,334
Income from continuing operations	25,357	19,886	69,375	52,607

Income from discontinued operations, net of income tax	—	6,519	901	2,625
Net income	$25,357	$26,405	$70,276	$55,232

Earnings per share - basic:
Continuing operations	$0.63	$0.50	$1.74	$1.34
Discontinued operations	$—	$0.17	$0.02	$0.07
Net income	$0.63	$0.67	$1.76	$1.41

Earnings per share - diluted:
Continuing operations	$0.59	$0.46	$1.60	$1.25
Discontinued operations	$—	$0.15	$0.02	$0.06
Net income	$0.59	$0.61	$1.63	$1.31

Comprehensive income	$25,357	$26,405	$70,276	$59,734

Weighted average common shares and equivalents:
Basic	40,010	39,443	39,898	39,254
Diluted	42,827	43,527	43,234	42,253

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net income	$70,276	$55,232
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax	—	1,458
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	—	3,044
Total other comprehensive income, net of tax	$—	$4,502
Comprehensive income	$70,276	$59,734

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2018

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$271,953
Comprehensive income	—	—	—	70,276	—	70,276
Exercise of stock options	—	—	1,521	—	—	1,521
Tax withholding for share-based compensation	—	—	(2,083)	—	—	(2,083)
Share-based employee compensation expense	—	—	4,913	—	—	4,913
Balance, September 30, 2018	$—	$40	$353,594	$21,128	$(28,182)	$346,580

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Income from continuing operations	$69,375	$52,607
Income from discontinued operations	901	2,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,461	2,446
Amortization of deferred loan costs	1,101	2,318
Amortization of debt discount	4,140	5,941
Share-based employee compensation expense	4,913	5,019
Gain on sale of TPHS business	(1,304)	(4,782)
Loss on release of cumulative translation adjustment	—	3,044
Deferred income taxes	23,812	27,545
Increase in accounts receivable, net	(12,181)	(2,986)
Decrease in other current assets	1,544	2,035
Decrease in accounts payable	(1,285)	(1,247)
Decrease in accrued salaries and benefits	(10,626)	(10,925)
Decrease in other current liabilities	(11,235)	(7,487)
Other	1,912	(2,525)
Net cash flows provided by operating activities	$74,528	$73,628

Cash flows from investing activities:
Acquisition of property and equipment	$(6,456)	$(3,974)
Proceeds from sale of MeYou Health	1,416	—
Net cash flows used in investing activities	$(5,040)	$(3,974)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$173,350	$330,700
Payments of long-term debt	(271,923)	(400,945)
Proceeds from settlement of cash convertible notes hedges	141,246	—
Payments related to settlement of cash conversion derivative	(141,246)	—
Payments related to tax withholding for share-based compensation	(2,083)	(1,798)
Exercise of stock options	1,521	4,314
Deferred loan costs	—	(2,452)
Change in cash overdraft and other	2,887	2,083
Net cash flows used in financing activities	$(96,248)	$(68,098)

Effect of exchange rate changes on cash	$(37)	$1,750

Net increase in cash and cash equivalents	$(26,797)	$3,306

Cash and cash equivalents, beginning of period	$28,440	$1,602

Cash and cash equivalents, end of period	$1,643	$4,908

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health®, Inc. and its wholly-owned subsidiaries (collectively, “Tivity Health,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.  We have reclassified certain items in prior periods to conform to current classifications.

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

The cumulative impact of our adoption of ASC Topic 606 was not material to record as of January 1, 2018, and there was no material impact on our consolidated income statement, balance sheet, or cash flows.  For example, we do not have any material contract assets or contract liabilities as defined under ASC Topic 606.  In addition, the incremental costs of obtaining a contract with a customer (for example, sales commissions) that would have been recognized as an asset on January 1, 2018 were not material to record.  See Note 3 for a further discussion of revenue recognition.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (“ASU 2016-02” or “ASC 842”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position, and will be effective for us on January 1, 2019. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASC 842 originally required entities to use a modified retrospective transition method in which companies would initially apply ASC 842 and recognize an adjustment for the effects of the transition as of the beginning of the earliest comparative period presented (January 1, 2017 for the Company). In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which amends ASC 842 to allow entities to change the date of initial application to the beginning of the period of adoption (January 1, 2019 for the Company), with no requirement to recast comparative periods.  We have elected to apply ASC 842 as of January 1, 2019 and to recognize the cumulative effect of initially applying the standard as an adjustment to beginning retained earnings as of January 1, 2019.  We are currently conducting analysis to quantify the adoption impact of the provisions of the new standard and evaluating our current leases. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption effective January 1, 2019.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC 820.  ASU 2018-13 is effective for fiscal years beginning on or after December 15, 2019, including interim periods therein, and is generally required to be applied retrospectively, except for certain components that are to be applied prospectively.  Early adoption is permitted for any eliminated or modified disclosures. We do not anticipate that adopting this standard will have a material impact on our disclosures.

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and nine months ended September 30, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three and nine months ended September 30, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 81% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 16% and 3%, respectively, of our consolidated revenues.

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

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the “ACER”) with an initial face value of $30.0 million.  The ACER became convertible into shares of common stock of Sharecare on July 31, 2018 at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.

The Purchase Agreement provided for post-closing adjustments based on, among other things, any successful claims for indemnification by Sharecare (which may have resulted in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments), none of which such claims had been made as of September 30, 2018.

At September 30, 2018 and December 31, 2017, we recorded the $39.8 million face value of the ACER at an estimated carrying value of $10.8 million, which was classified as an equity receivable included in other long-term assets. Upon conversion of the ACER in October 2018, we obtained 159,309 shares of Sharecare common stock.  There are certain restrictions related to selling or transferring this stock. These shares may not be sold or otherwise transferred except (i) for cash subject to the right of first refusal by Sharecare and/or one or more of its shareholders (in each case, at their option), or (ii) with the consent of Sharecare’s shareholders holding at least a majority of Sharecare stock, or (iii) pursuant to certain other exemptions.

The following table presents financial results of the TPHS business included in “income from discontinued operations” for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Cost of services	—	103	30	362
Selling, general & administrative expenses	—	137	48	294
Distribution from joint venture	—	—	—	98
Pretax loss on discontinued operations	$—	$(240)	$(78)	$(558)
Pretax loss on release of cumulative translation adjustment (1)	—	—	—	(3,044)
Pretax income on sale of TPHS business (2)	—	5,226	1,304	4,782
Total pretax income on discontinued operations	$—	$4,986	$1,226	$1,180
Income tax expense (benefit) (3)	—	(1,533)	325	(1,445)
Income from discontinued operations, net of income tax	$—	$6,519	$901	$2,625

(1)

During the second quarter of 2017, we substantially liquidated foreign entities that were part of our TPHS business, resulting in a release of the cumulative translation adjustment of $3.0 million into loss from discontinued operations.

(2)

Includes $1.4 million received during the three months ended June 30, 2018 from a release of escrow funds related to the sale of MeYou Health, LLC in June 2016.  Also includes increases to the value of the ACER recorded during the three and nine months ended September 30, 2017 due to the resolution of certain contingencies.

(3)

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

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and nine months ended September 30, 2018, we recognized share-based compensation costs of $1.7 million and $4.9 million, respectively.  For the three and nine months ended September 30, 2017, we recognized share-based compensation costs of $1.7 million and $5.0 million, respectively.  We account for forfeitures as they occur.

A summary of our stock options as of September 30, 2018 and the changes during the nine months ended September 30, 2018 is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	507	$12.98
Granted	83	38.07
Exercised	(122)	12.42
Forfeited	(1)	39.45
Expired	—	—
Outstanding at September 30, 2018	467	$17.55	4.6	$7,299
Exercisable at September 30, 2018	384	$13.15	3.5	$7,299

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2018 was $18.65.

The following table shows a summary of our restricted stock units as of September 30, 2018, as well as activity during the nine months ended September 30, 2018:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	572	$17.60
Granted	73	38.20
Vested	(241)	18.13
Forfeited	(23)	24.06
Nonvested at September 30, 2018	381	$20.85

The following table shows a summary of our market stock units as of September 30, 2018, as well as activity during the nine months ended September 30, 2018:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	373	$9.01
Granted	—	—
Vested	(6)	6.48
Forfeited	(29)	17.44
Nonvested at September 30, 2018	338	$8.32

6.	Income Taxes

For the three and nine months ended September 30, 2018, we had an effective income tax rate from continuing operations of 26.3% and 25.6%, respectively.  For the three and nine months ended September 30, 2017, we had an effective income tax rate from continuing operations of 34.3% and 35.8%, respectively.  The lower effective income tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

At September 30, 2018, we had approximately $16.9 million of federal loss carryforwards, approximately $72.2 million of state loss carryforwards, and approximately $4.7 million of foreign tax credits.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2015 to present.

7.	Debt

The Company's debt, net of unamortized deferred loan costs, consisted of the following at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Cash Convertible Notes, net of unamortized discount	$—	$145,861
Delayed draw term loan	45,000	—
Revolving credit facility	6,975	—
Capital lease obligations and other	209	549
	52,184	146,410
Less: deferred loan costs	—	(451)
	52,184	145,959
Less: current portion	(52)	(145,959)
	$52,132	$—

Credit Facility

On April 21, 2017, we entered into a new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) with a group of lenders.  The Credit Agreement replaced the prior Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Prior Credit Agreement”).  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

We used the proceeds of the term loan A and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement and to pay transaction costs and expenses.  Proceeds of revolving loans and delayed draw term loans may be used to repay outstanding indebtedness (including amounts payable upon or with respect to any conversion of the Cash Convertible Notes discussed below and the repayment of any revolving loans borrowed for such purposes), to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.  As further detailed below under “1.50% Cash Convertible Senior Notes Due 2018”, on July 2, 2018, we borrowed $100.0 million under the delayed draw term loan, which was used to repay the principal amount of the Cash Convertible Notes.  No additional amounts may be borrowed under the delayed draw term after July 2, 2018.

We are required to repay any outstanding revolving loans in full on April 21, 2022.  The term loan A was repaid in full during 2017 and may not be re-borrowed.  We are required to repay the delayed draw term loan in quarterly principal installments calculated as follows: (1) for each of the first six quarters following the time of borrowing (beginning with the fourth quarter of 2018 and ending with the first quarter of 2020), 1.250% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balance of the delayed draw term loan is due and payable. During the third quarter of 2018, we paid down $55.0 million on the delayed draw term loan, which satisfied all of the mandatory principal payments described in items 1 and 2 above and further reduced the principal balance due at maturity.  No further principal payments are required until maturity.  As of September 30, 2018, availability under the revolving credit facility totaled $86.9 million.

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

The Credit Agreement contains financial covenants that require us to maintain, as defined, (1) specified maximum ratios or levels of funded debt to EBITDA and (2) a specified minimum ratio or level of fixed charge coverage. The Credit Agreement also contains various other affirmative and negative covenants that are typical for financings of this type.  Among other things, they limit repurchases of our common stock and the amount of dividends that we can pay to holders of our common stock.

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

The cash conversion feature of the Cash Convertible Notes was a derivative liability (the “Cash Conversion Derivative”) that required bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), and was carried at fair value.  The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes.

The debt discount was amortized over the term of the Cash Convertible Notes using the effective interest method.  For the three and nine months ended September 30, 2018, we recorded $0 and $4.1 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  For the three and nine months ended September 30, 2017, we recorded $2.0 million and $5.9 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  We also recognized interest expense of $0 and $1.1 million for the three and nine months ended September 30, 2018, respectively, and interest expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, related to the contractual interest rate of 1.50% per year.

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

In July 2013, we also sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants have an initial strike price of approximately $25.95 per share.  Beginning on October 1, 2018, the Warrants are subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants are subject to automatic exercise on each trading day).  The Warrants are net share settled by our issuing a number of shares of our common stock per Warrant with a value corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.

When the market price per share of our common stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the “treasury stock” method is used in calculating the dilutive effect on earnings per share.  See Note 11 for additional information on such dilutive effect.

8.	Commitments and Contingencies

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of common stock dropped on that same day. In connection with the United Press Release, three lawsuits have been filed against the Company as described below.  We are currently not able to predict the probable outcome of these matters or to reasonably estimate a range of potential losses, if any.  We intend to vigorously defend ourselves against all three complaints.

Weiner, Denham, and Allen Lawsuits

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, Plaintiff filed a first amended complaint.  On August 3, 2018, the Company filed a motion to dismiss the first amended complaint and a memorandum in support of motion to dismiss seeking dismissal on grounds that the first amended complaint fails to plead any actionable statement or omission and fails to allege facts sufficient to give rise to a strong inference of scienter (the “Motion to Dismiss”).

On January 26, 2018, Charles Denham, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, current directors and a former director of the Company, as defendants (“Denham Lawsuit”).  The complaint asserts claims for breach of fiduciary duty, waste, and unjust enrichment, largely tracking allegations in the Weiner Lawsuit.  The complaint further alleges that certain defendants engaged in insider trading.  The plaintiff seeks monetary damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief.

On August 24, 2018, Andrew H. Allen, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company’s chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, together with nine current or former directors, as defendants (the “Allen Lawsuit”).  The complaint asserts claims for breach of fiduciary duty and violations of the Securities and Exchange Act against all individual defendants, largely tracking allegations in the Weiner Lawsuit and Denham Lawsuit, and breach of fiduciary duty for insider trading against a former executive who served as both chief accounting officer and interim chief financial officer and one of the directors of the Company.  The plaintiff seeks to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief, including restitution from the two defendants alleged to have engaged in insider trading from all unlawfully obtained profits.  On October 15, 2018, the Allen Lawsuit and the Denham Lawsuit were consolidated by stipulation, and the consolidated case was stayed pending entry of an order resolving the Motion to Dismiss filed in the Weiner Lawsuit.

Other

Additionally, from time to time, we are subject to contractual disputes, claims and legal proceedings that arise in the ordinary course of our business.  While we are unable to estimate a range of potential losses, we do not believe that any of the legal proceedings pending against us as of the date of this report, some of which are expected to be covered by insurance policies, will have a material adverse effect on our financial statements.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future. We expense legal costs as incurred.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As described in Note 7, the Cash Convertible Notes Hedges and Cash Conversion Derivative were settled upon their maturity on July 2, 2018 and therefore had a value of $0 at September 30, 2018.  At December 31, 2017, the fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative were measured using Level 3 inputs because these instruments were not actively traded. The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of operations.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2017	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at September 30, 2018
Cash Convertible Notes Hedges (Assets)	$134,079	$—	$(141,246)	$7,167	$—
Cash Conversion Derivative (Liabilities)	(134,079)	—	141,246	(7,167)	—

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and were recorded each period in the consolidated statements of operations as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at September 30, 2018 was as follows:

Cash and cash equivalents – The carrying amount of $1.6 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a delayed draw term loan facility (see Note 7), is determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the delayed draw term loan are not actively traded and therefore are classified as a Level 2 valuation based on the market for similar instruments. The estimated fair value is based on the maximum of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Credit Agreement at September 30, 2018 were $51.9 million and $52.0 million, respectively.

10.	Derivative Instruments and Hedging Activities

We used derivative instruments to manage risks related to the Cash Convertible Notes, which matured and were repaid on July 2, 2018.  We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met.  We do not execute transactions or hold derivative financial instruments for trading or other purposes.

Derivative Instruments Not Designated as Hedging Instruments

The Cash Conversion Derivative and Cash Convertible Notes Hedges were settled on July 2, 2018 in conjunction with the maturity of the Cash Convertible Notes.  They did not qualify for hedge accounting treatment under U.S. GAAP and were measured at fair value, with gains and losses recognized immediately in the consolidated statements of operations. These derivative instruments did not have a material impact on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017.

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

The gains and losses resulting from a change in fair values of the Cash Conversion Derivative and the Cash Convertible Notes Hedges are reported in the consolidated statements of comprehensive income.

(In thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Statements of Operations Classification
Cash Convertible Notes Hedges:
Net unrealized gain	$—	$5,597	$7,167	$118,112	Selling, general and administrative expenses
Cash Conversion Derivative:
Net unrealized loss	$—	$(5,597)	$(7,167)	$(118,112)	Selling, general and administrative expenses

Financial Instruments

The estimated gross fair values of derivative instruments at September 30, 2018 and December 31, 2017 were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges	$—	$134,079
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative	$—	$134,079

See Note 9 for more information on fair value measurements.

11.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations - numerator for earnings per share	$25,357	$19,886	$69,375	$52,607
Income from discontinued operations - numerator for earnings per share	—	6,519	901	2,625
Net income - numerator for earnings per share	$25,357	$26,405	$70,276	$55,232

Denominator:
Shares used for basic income per share	40,010	39,443	39,898	39,254
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	242	464	277	463
Restricted stock units	263	538	333	583
Market stock units	468	535	497	486
Warrants related to Cash Convertible Notes	1,844	2,547	2,229	1,467
Shares used for diluted income per share	42,827	43,527	43,234	42,253

Earnings per share - basic:
Continuing operations	$0.63	$0.50	$1.74	$1.34
Discontinued operations	$—	$0.17	$0.02	$0.07
Net income	$0.63	$0.67	$1.76	$1.41

Earnings per share - diluted:
Continuing operations	$0.59	$0.46	$1.60	$1.25
Discontinued operations	$—	$0.15	$0.02	$0.06
Net income	$0.59	$0.61	$1.63	$1.31

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	81	—	47	5
Restricted stock units	47	10	34	10

(1)	Figures may not add due to rounding.

Market stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

12.	Accumulated OCI

There were no changes in accumulated other comprehensive income (loss) (“OCI”) for the nine months ended September 30, 2018.  The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2017:

(In thousands)	Foreign Currency Translation Adjustments
Accumulated OCI, net of tax, as of January 1, 2017	$(4,502)
Other comprehensive income before reclassifications, net of tax of $225	1,458
Amounts reclassified from accumulated OCI, net of tax of $0	3,044
Accumulated OCI, net of tax, as of September 30, 2017	$—

There were no reclassifications out of accumulated OCI for the nine months ended September 30, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. (the “Company”) was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living, we are focused on advancing long-lasting health and vitality, especially in aging populations.  The SilverSneakers senior fitness program is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass approximately 16,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

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

•

our ability to renew and/or maintain contracts with our customers and/or our partner locations under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

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

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	our ability to develop and commercially introduce new products and services;

•	the market’s acceptance of our new products and services;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our current or future operations;

•

the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions of our information systems or those of third-party vendors or other service providers, which may result in unauthorized access by third parties to customer, employee or our information or member health information and may lead to a disruption in our business, costs to modify, enhance, or remediate our cybersecurity measures, enforcement actions, fines or litigation against us, or damage to our business reputation;

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, or Medicare Supplement;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	the potential emergence of a health pandemic or an infectious disease outbreak;

•	the impact of the Tax Act and any additional new or proposed tax legislation;

•	the impact of legal proceedings involving us and/or our subsidiaries; and

•	other risks detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Customer Contracts

Our customer contracts generally have initial terms of approximately three years.  Some of our contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.

Business Strategy

Our “A-B-C-D” strategy, which leverages both our traditional physical footprint and developing digital platforms, is designed to (A) add new members in our three existing networks - SilverSneakers, Prime Fitness and WholeHealth Living, (B) build engagement and participation among our current eligible members, (C) collaborate with partners to add new products and services that will leverage the value of our brand, and (D) deepen relationships with our partners and their instructors within our national network.  In addition to the A-B-C-D strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our programs.

We engage and support our members based on the needs and preferences of our customers.  Within our fitness networks, we have approximately 16,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  More than 14,000 of these partner locations within the national network provide access to SilverSneakers members, and more than 10,000 of these locations offer access to Prime Fitness members.

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and nine months ended September 30, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three and nine months ended September 30, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 81% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 16% and 3%, respectively, of our consolidated revenues.

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

Executive Overview of Results

The key financial results for the three and nine months ended September 30, 2018 are:

•	Revenues from continuing operations of:
o	$151.5 million for the three months ended September 30, 2018, up 10.0% from $137.7 million for the same period in 2017; and
o	$453.3 million for the nine months ended September 30, 2018, up 8.5% from $417.6 million for the same period in 2017.

•	Pre-tax income from continuing operations of:
o	$34.4 million for the three months ended September 30, 2018, up 13.5% from $30.3 million for the same period in 2017; and
o	$93.2 million for the nine months ended September 30, 2018, up 13.8% from $81.9 million for the same period in 2017.

•	Earnings per diluted share from continuing operations of:
o	$0.59 for the three months ended September 30, 2018, up 28.3% from $0.46 for the same period in 2017; and
o	$1.60 for the nine months ended September 30, 2018, up 28.0% from $1.25 for the same period in 2017; and

•	Income from discontinued operations, net of income tax, of:
o	$0.0 million for the three months ended September 30, 2018 compared to $6.5 million for the same period in 2017; and
o	$0.9 million for the nine months ended September 30, 2018 compared to $2.6 million for the same period in 2017.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 expressed as a percentage of revenues from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	70.7%	68.7%	71.6%	70.9%
Selling, general and administrative expenses	5.2%	5.7%	5.3%	5.8%
Depreciation and amortization	0.8%	0.6%	0.8%	0.6%
Restructuring and related charges	0.0%	0.0%	0.0%	0.2%
Operating income (1)	23.4%	25.0%	22.3%	22.5%

Interest expense	0.7%	3.1%	1.8%	2.9%
Income before income taxes (1)	22.7%	22.0%	20.6%	19.6%
Income tax expense	6.0%	7.6%	5.3%	7.0%

Income from continuing operations (1)	16.7%	14.4%	15.3%	12.6%
Income (loss) from discontinued operations, net of tax	0.0%	4.7%	0.2%	0.6%
Net income (1)	16.7%	19.2%	15.5%	13.2%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations for the three and nine months ended September 30, 2018 increased $13.8 million and $35.7 million, respectively, or 10.0% and 8.5%, respectively, over the same periods in 2017, primarily due to a combination of a net increase in the number of eligible and enrolled members in our fitness solutions.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased from the three months ended September 30, 2017 (68.7%) to the three months ended

September 30, 2018 (70.7%) due to a higher number of average visits per member per month in 2018 compared to 2017, and the related costs were not fully offset by incremental revenue from such visits due to certain of these member visits relating to customer contracts in which our revenue per member is fixed, while our costs are variable.  This increase was somewhat offset by lower expenses in 2018 related to salaries and benefits, including a lower amount of short-term incentive compensation based on progress against targets.

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased from the nine months ended September 30, 2017 (70.9%) to the nine months ended September 30, 2018 (71.6%) due to a higher number of average visits per member per month in 2018 compared to 2017, and the related costs were not fully offset by incremental revenue from such visits due to certain of these member visits relating to customer contracts in which our revenue per member is fixed, while our costs are variable.  This increase was mostly offset by lower expenses in 2018 related to salaries and benefits, including a lower amount of short-term incentive compensation based on progress against targets, as well as lower business separation costs associated with the separation of the Network Solutions business from the disposed TPHS business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues did not materially change from the three months ended September 30, 2017 (5.7%) to the three months ended September 30, 2018 (5.2%) or from the nine months ended September 30, 2017 (5.8%) to the nine months ended September 30, 2018 (5.3%).

Depreciation and Amortization

Depreciation and amortization expense from continuing operations increased $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, primarily due to increased depreciation expense related to computer software and hardware.

Restructuring and Related Charges

In the third quarter of 2016, we began implementing a reorganization of our corporate support infrastructure, which was largely completed during the first quarter of 2017 (the "2016 Restructuring Plan").  During the nine months ended September 30, 2017, we incurred approximately $0.7 million in restructuring charges from continuing operations, which consisted primarily of severance and other employee-related costs, related to the 2016 Restructuring Plan.

Interest Expense

Interest expense from continuing operations decreased $3.2 million and $4.2 million from the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2018, primarily due to a lower average level of outstanding indebtedness during 2018 compared to 2017, including the repayment of the Cash Convertible Notes in July 2018.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Credit Facility

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

As of September 30, 2018, our availability under the Credit Agreement included $86.9 million under the revolving credit facility.  Proceeds of revolving loans may be used to repay outstanding indebtedness, to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.

The term loan A was repaid in full in 2017.  We are required to repay any outstanding revolving loans and the unpaid balance of the delayed draw term loan in full upon their maturity date of April 21, 2022.

For a detailed description of the Credit Agreement, refer to Note 7 of the notes to consolidated financial statements in this report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at September 30, 2018 of (1) a maximum total funded debt to EBITDA of 3.50 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of September 30, 2018.

Cash Flows Provided by Operating Activities

Operating activities during the nine months ended September 30, 2018 provided cash of $74.5 million compared to $73.6 million during the nine months ended September 30, 2017. The slight increase in operating cash flow is primarily due to an increase in net income, mostly offset by a decrease in cash collections on accounts receivable due to timing.

Cash Flows Used in Investing Activities

Investing activities during the nine months ended September 30, 2018 used $5.0 million in cash, compared to $4.0 million during the nine months ended September 30, 2017, which was primarily due to increased capital expenditures primarily related to digital applications and platforms, somewhat offset by proceeds received during the nine months ended September 30, 2018 from a release of escrow funds related to the sale of MeYou Health, LLC in June 2016.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the nine months ended September 30, 2018 used $96.2 million in cash, compared to $68.1 million during the nine months ended September 30, 2017.  This change is primarily due to higher net repayments of debt during the nine months ended September 30, 2018.

Cash Convertible Senior Notes

We repaid the Cash Convertible Notes upon their maturity on July 2, 2018 through a combination of available cash, payments made by the counterparties under the Cash Convertible Notes Hedges, and available credit under the Credit Agreement, as further described in Note 7 of the notes to consolidated financial statements in this report.

For a detailed description of the related warrants, refer to Note 7 of the notes to consolidated financial statements included in this report.

General

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Credit Agreement will continue to enable us to meet our contractual obligations and fund our current operations and debt payments for at least the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.

If contract development accelerates or acquisition opportunities arise, we may need to issue additional debt or equity securities to provide the funding for these increased growth opportunities. We may also issue debt or equity securities in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity securities on terms that would be favorable to us.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.2 million for the nine months ended September 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 8 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and under “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and in this report are not the only risks facing our business. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, there have been no material changes to our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits

(a)	Exhibits

10.1	Separation and General Release between the Company and Glenn Hargreaves dated as of August 8, 2018

10.2	Offer of Employment Letter between the Company and Ryan Wagers dated as of September 14, 2018

10.3	Amendment to Warrants Transaction, dated as of September 25, 2018, between Tivity Health, Inc. and JPMorgan Chase Bank, National Association, London Branch

10.4	Amendment to Warrants Transaction, dated as of September 26, 2018, between Tivity Health, Inc. and Morgan Stanley & Co. International plc

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

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

Tivity Health, Inc.
(Registrant)

Date:	November 6, 2018	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)