Form 10-K
period 2018-12-31
TIVITY HEALTH, INC.
filed 2019-02-26
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _____ to ______

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.4 billion based on the price at which the shares were last sold for such date on The Nasdaq Stock Market LLC.

As of February 21, 2019, 41,071,362 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Tivity Health, Inc.

Form 10-K

PART I

As used throughout this Annual Report on Form 10-K (this “Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly-owned subsidiaries.

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

Effective July 31, 2016, we sold our total population health services (“TPHS”) business to Sharecare, Inc. (“Sharecare”).  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the consolidated financial statements.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Pending Acquisition of Nutrisystem

On December 9, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nutrisystem, Inc. (“Nutrisystem”) and Sweet Acquisition, Inc., a wholly-owned subsidiary of Tivity Health (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Nutrisystem, with Nutrisystem surviving as a wholly-owned subsidiary of Tivity Health (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $.001 per share, of Nutrisystem issued and outstanding immediately prior to the Effective Time (other than shares as to which appraisal rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $38.75 in cash, without interest, and (ii) 0.2141 shares of common stock of Tivity Health, with cash payable in lieu of fractional shares of common stock of Tivity Health.  The Merger is expected to be completed during the first quarter of 2019 and is subject to the satisfaction of customary closing conditions including the adoption of the Merger Agreement by Nutrisystem’s stockholders.

In connection with the Merger Agreement, on December 9, 2018, Tivity Health entered into a debt commitment letter and corresponding fee letters (the “Debt Commitment Letter”) with Credit Suisse AG (“CS”), and Credit Suisse Loan Funding LLC (“CSLF”). On December 21, 2018, December 26, 2018, December 27, 2018, December 31, 2018 and January 4, 2019, the Debt Commitment Letter was amended to add SunTrust Robinson Humphrey, Inc. (“STRH”), SunTrust Bank (“SunTrust”), Citigroup Global Markets Inc., on behalf of itself and Citibank, N.A., Citicorp USA, Inc., Citicorp North America, Inc. and affiliates thereof, (“CGMI”), Citizens Bank, N.A. (“Citizens”), Fifth Third Bank (“Fifth Third”), Regions Bank (“Regions Bank”), Regions Capital Markets, a division of Regions Bank, (“Regions Capital Markets”), and Goldman Sachs Bank USA, together with its affiliates, including Goldman Sachs Lending Partners LLC, (“GS,” and collectively with CS, CSLF, STRH, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank, Regions Capital Markets and each of their respective affiliates, the “Commitment Parties”), as Commitment Parties under the Debt Commitment Letter and to adjust correspondingly each Commitment Party’s commitment with respect to the financing contemplated thereby.

Under the Debt Commitment Letter, among other things, CSLF, STRH, CGMI, Citizens, Fifth Third, Regions Capital Markets and GS have committed to arrange, and CS, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank and GS have committed to provide, subject to terms and conditions set forth in the Debt Commitment Letter, a senior secured term loan facility in an aggregate principal amount of $1,210,000,000 and a senior secured revolving credit facility in an aggregate principal amount of $125,000,000 (collectively, the “Financing”). The Financing will be secured by a first priority security interest and lien on substantially all of the assets of Tivity Health and its wholly-owned material domestic subsidiaries.

The Commitment Parties’ commitments pursuant to the Debt Commitment Letter are subject to various conditions, including consummation of the Merger in accordance with the Merger Agreement; the negotiation and execution of definitive documentation consistent with the Debt Commitment Letter; delivery of certain audited, unaudited and pro forma financial statements; the absence of a material adverse effect on Nutrisystem after December 9, 2018; the accuracy of representations and warranties of Nutrisystem in the Merger Agreement and specified representations and warranties of Tivity Health to be set forth in the definitive loan documents; the repayment of all outstanding indebtedness and other obligations of Tivity Health and Nutrisystem under their existing credit facilities; and other customary closing conditions.

Customer Contracts

Our customer contracts generally have initial terms of approximately three years.  Some of our contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.

Business Strategy

Our “A-B-C-D” strategy, which leverages both our traditional physical footprint and developing digital platforms, is designed to (A) add new members in our three existing networks - SilverSneakers, Prime Fitness and WholeHealth Living, (B) build engagement and participation among our current eligible members, (C) collaborate with partners to add new products and services that will leverage the value of our brand, and (D) deepen relationships with our partners and their instructors within our national network.  In addition to the A-B-C-D strategy, we are focused on supporting the ability of our health plan customers to meet the needs of their members as well as providing a valuable service to improve the health and well-being of the consumers we serve through our networks and with our programs. Additionally, throughout 2017 and 2018, we undertook a comprehensive review of “Strategy E” as a means to define opportunities for long-term growth of the Company that would leverage our current assets. Strategy E culminated in our pending acquisition of Nutrisystem that is described above under “—Pending Acquisition of Nutrisystem.”  We believe the opportunity to address nutrition, physical activity, and loneliness in a holistic manner will place Tivity Health in a unique position to address a meaningful portion of healthcare costs.

We engage and support our members based on the needs and preferences of our customers.  Within our fitness networks, we have approximately 16,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers.  More than 15,000 of these partner locations within the national network provide access to SilverSneakers members, and more than 11,000 of these locations offer access to Prime Fitness members.

Segment and Major Customer Information

We have one operating and reportable segment.  During 2018, Humana, Inc. (“Humana”), United Healthcare, Inc. (“United Healthcare”), and Blue Cross Blue Shield Association (“BCBSA”) each comprised more than 10%, and together comprised approximately 45%, of our revenues from continuing operations.  Our primary contract with Humana was renewed in 2018 and continues through December 31, 2022.  Our primary contract with United Healthcare continues through December 31, 2020. Our primary contract with BCBSA, which relates to our Prime Fitness business, continues through December 31, 2022. No other customer accounted for 10% or more of our revenues from continuing operations in 2018.  See Note 17 to the notes to consolidated financial statements included in this report relating to revenues from external customers and customer concentration.

Competition

The healthcare industry is highly competitive, and the manner in which services are provided is subject to continual change. Other entities, whose financial and marketing resources may exceed our resources, may choose to initiate or expand programs in competition with our offerings.

We believe we have certain advantages over our competitors such as our proprietary class programming; the brand recognition of programs such as SilverSneakers; the depth and breadth of our fitness center network relationships, which encompass approximately 16,000 partner locations; and the trusting connections with our members developed over more than 25 years that have generated nearly 700 million member visits to partner locations since 2001.  However, we cannot assure you that we can compete effectively with other entities who provide similar services.

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

Health Reform

In recent years, Congress and certain state governments have passed a large number of laws and regulations intended to result in major changes within the healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), the most prominent of these efforts, changes how healthcare services are covered, delivered, and reimbursed through, among other things, expanded health insurance coverage, reduced growth in Medicare program spending and the establishment of programs that tie reimbursement to care quality and value.

The ACA, as currently structured, contains provisions that affect our customers, including commercial health plans and Medicare Advantage programs. The ACA has decreased the number of uninsured individuals and expanded coverage through the expansion of public programs and private sector health insurance. However, the ACA also may increase costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits. In addition, the ACA established uniform minimum medical loss ratios (“MLRs”) for health plans, requiring a minimum percentage of health coverage premium revenue to be spent on healthcare medical costs and quality improvement expenses. The ACA also reduced premium payments to Medicare Advantage plans such that the managed care per capita payments paid by the U.S. Department of Health and Human Services (“HHS”) to Medicare Advantage plans are now, on average, approximately equal to those for traditional Medicare. While the ACA provides for bonuses to Medicare Advantage plans that achieve service benchmarks and quality ratings, overall payments to Medicare Advantage plans have been significantly reduced under the ACA.

There is substantial uncertainty regarding the ongoing effects of the ACA because the presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation. The President has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential benefits mandated by the ACA.  Effective January 2019, Congress eliminated the financial penalty associated with the ACA’s individual mandate. In December 2018, a federal court in Texas ruled that the entire ACA was unconstitutional because the penalty associated with the individual mandate was eliminated.  However, the law remains in effect pending appeal. It is difficult to predict whether, when or how the ACA will be further changed, what alternative provisions, if any, will be enacted, the timing of implementation of any alternative provisions, the impact of alternative provisions on providers and other healthcare industry participants, and the ultimate outcome and impact of court challenges. The healthcare industry remains subject to ongoing health reform initiatives. For example, beginning in 2020, the Creating High-quality Results and Outcomes Necessary to Improve Chronic (CHRONIC) Care Act of 2018  (“Chronic Care Act”) will allow Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health.  Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payor proposals.

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

Federal law contains various prohibitions related to false statements and false claims, some of which apply to private payors as well as federal programs. Our contracts with Medicare Advantage plans may subject us to a number of obligations, including billing and reimbursement requirements, prohibitions on fraudulent and abusive conduct and related training and screening obligations. Actions may be brought under the federal False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment. Liability under the federal False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government. The federal False Claims Act defines the term “knowingly” broadly. There are many other potential bases for liability under the federal False Claims Act, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The submission of claims for services or items generated in violation of certain “fraud and abuse” provisions of the Social Security Act, including the anti-kickback provisions, constitutes a false or fraudulent claim under the federal False Claims Act. In some cases, whistleblowers, the federal government, and some courts have taken the position that entities that allegedly have violated other statutes, such as the federal self-referral prohibition commonly known as the Stark Law, have thereby submitted false claims under the federal False Claims Act.

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

Because of the international operations previously conducted as part of our TPHS business that we sold to Sharecare in July 2016, we were subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar antibribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties.

Employees

As of February 22, 2019, we had approximately 500 employees. Our employees are not subject to any collective bargaining agreements.  We believe we have good relationships with our employees.

Available Information

Our Internet address is www.tivityhealth.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains periodic reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risks Relating to Our Business

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

We currently derive a significant percentage of our revenues from three customers.

For the year ended December 31, 2018, Humana, United Healthcare, and BCBSA each comprised more than 10%, and together comprised approximately 45%, of our revenues from continuing operations. Our primary contract with Humana was renewed in 2018 and continues through December 31, 2022. The term of our contract with United Healthcare continues through December 31, 2020. Our primary contract with BCBSA continues through December 31, 2022.  The loss or restructuring of a contract with Humana, United Healthcare, BCBSA, or any of our other significant customers could have a material adverse effect on our business and results of operations.  None of these contracts allows Humana, United Healthcare, or BCBSA to terminate for convenience prior to the expiration of the contract.

In 2018 and 2019, United Healthcare discontinued offering SilverSneakers to its individual Medicare Advantage beneficiaries in certain states and instead provided those beneficiaries a fitness benefit offered by its wholly-owned subsidiary Optum, while continuing to offer SilverSneakers to its group Medicare Advantage members in all 50 states. Revenue from United Healthcare is expected to be in a range of $60 million to $62 million in 2019, approximately one-third of which is expected to be earned from its individual Medicare Advantage business.  We expect that beginning in 2020 United Healthcare will offer SilverSneakers to its group Medicare Advantage members only and will no longer offer SilverSneakers to its individual Medicare Advantage beneficiaries.

Our inability to renew and/or maintain contracts with our customers and/or partner locations under existing terms or restructure these contracts under favorable terms could adversely affect our business and results of operations.

If our customers and/or partner locations choose not to renew their contracts with us, our business and results of operations could be materially adversely affected.  Loss of a significant partner or customer or a reduction in a customer's enrolled lives could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a customer and/or partner on terms that aren’t favorable to us could adversely affect our business and results of operations.

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

Our business strategy relating to the development and introduction of new products and services exposes us to risks such as limited customer and/or market acceptance and additional expenditures that may not result in additional net revenue.

An important component of our business strategy is to focus on new products and services that enable us to provide immediate value to our customers.  Customer and/or market acceptance of these new products and services cannot be predicted with certainty, and if we fail to execute properly on this strategy or to adapt this strategy as market conditions evolve, our ability to grow revenue and our results of operations may be adversely affected.

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

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting participating locations and using our services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza, may cause members to avoid public gathering places and negatively impact their use of our services.  As some of the fees that we charge our customers are based on member participation, a decrease in member participation could adversely affect our business and results of operations.

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

On April 21, 2017, we entered into a new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) with a group of lenders. As of December 31, 2018, outstanding debt under the Credit Agreement was $30.5 million.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At December 31, 2018, we had approximately $334.7 million and $29.0 million of goodwill and intangible assets, respectively. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

A cybersecurity incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to do so as well.  The secure maintenance of this confidential information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee or our information; member personal health information; or other data subject to privacy laws. Such cybersecurity incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities.

Our business is subject to changing privacy and security laws, rules and regulations, including HIPAA, the Payment Card Industry Data Security Standards, the Telephone Consumer Protection Act and other state privacy regulations, for which failure to adhere could negatively impact our business.

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our various business units (e.g., Payment Card Industry Data Security Standards and Telephone Consumer Protection Act). These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business.  For example, in June 2018, the State of California passed the California Consumer Privacy Act of 2018 (“CCPA”), which takes effect January 1, 2020.  The new law applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests.  Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key newly hired employees could adversely affect our business and results of operations.

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

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Item 3. "Legal Proceedings"). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain various types of liability insurance, we cannot provide assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in full compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

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

Our customers are subject to considerable state and federal government regulation, and a substantial majority of our business involves providing services to Medicare Advantage beneficiaries. As a result, we are subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse. The Centers for Medicare & Medicaid Services is in the process of expanding its Recovery Audit Contractor program for Medicare Advantage, which may result in increased government enforcement. Further, our contracts with Medicare Advantage plans require us to comply with a number of regulatory provisions and permit these customers to perform compliance audits. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. Further, we are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. Certain of our services, including health utilization management and certain claims payment functions, require licensure and may be regulated by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements.

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

However, there is substantial uncertainty regarding the net effect and future of the ACA. The presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation. The president signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential benefits mandated by the ACA.  Further, effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate.  As a result, a federal court in Texas ruled in December 2018 that, because the penalty associated with the individual mandate was eliminated, the entire ACA was unconstitutional.  However, the law remains in effect pending appeal.  It is possible that the reforms imposed by the ACA or uncertainty regarding significant changes or court challenges to the law will adversely affect the profitability of our customers and cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA’s complexity and the difficulty of predicting the impact of changes on other healthcare industry participants and the ultimate outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact the Company. Furthermore, we could also be impacted by future legislative and regulatory healthcare reform initiatives. For example, beginning in 2020, the Chronic Care Act will allow Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals.

Risks Relating to the Proposed Acquisition of Nutrisystem

After completion of the Merger, we may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of our common stock.

The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Nutrisystem with our business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	our ability to combine successfully the business of Nutrisystem with our business, including with respect to systems and technology integration;
•	whether the combined businesses will perform as expected;
•	the possibility that we paid more for Nutrisystem than the value we will derive from the acquisition;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and
•	the assumption of known and unknown liabilities of Nutrisystem.

If we are not able to successfully combine the business of Nutrisystem with our business within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of our common stock may be adversely affected.

We and Nutrisystem have operated and, until completion of the Merger, will continue to operate, independently, and we cannot provide assurances that our and Nutrisystem’s businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s, or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Nutrisystem with our operations in order to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:

•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	coordinating sales, distribution and marketing efforts;
•	maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers; and
•	coordinating geographically dispersed organizations.

In addition, at times, the attention of certain members of either company’s, or both companies’ management and resources may be focused on completion of the Merger and the integration of the business of the two companies and diverted from day-to-day business operations, which may disrupt either company’s or both companies’ ongoing business and the business of the combined company.

We and Nutrisystem may have difficulty attracting, motivating and retaining executives and other key employees in light of the Merger.

Uncertainty about the effect of the Merger on our and Nutrisystem’s employees may have an adverse effect on us and Nutrisystem and consequently the combined business. This uncertainty may impair our and Nutrisystem’s ability to attract, retain and motivate key personnel until the Merger is completed and during the integration phase thereafter. Employee retention may be particularly challenging during the pendency of the Merger, as our and Nutrisystem’s employees may experience uncertainty about their future roles with the combined business. Additionally, Nutrisystem’s officers and employees may hold shares of Nutrisystem common stock or vested options to purchase shares of Nutrisystem common stock and, if the Merger is completed, may therefore be entitled to the Merger Consideration in respect of such shares of Nutrisystem common stock and cash consideration in respect of such stock options, the receipt of which could lead certain officers and employees to no longer pursue employment with the combined business. Additionally, pursuant to employment agreements and equity award agreements with Nutrisystem and letter agreements with us, certain key employees of Nutrisystem are entitled to receive severance payments and equity vesting acceleration benefits upon a termination of employment for “good reason” following completion of the Merger. Severance payments and equity vesting acceleration benefits that could be attained in connection with a “good reason” termination could lead those key employees to terminate employment with the combined business if there is a basis for them to claim that their employment was terminated for “good reason.” Furthermore, if our or Nutrisystem’s key employees depart, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, and our ability to realize the anticipated benefits of the Merger may be adversely affected.

The Merger is subject to the receipt of approval from Nutrisystem stockholders as to the Merger Agreement. Failure to obtain this approval would prevent the closing of the Merger.

Before the Merger can be completed, Nutrisystem stockholders must adopt the Merger Agreement. We cannot provide assurance that this approval will be obtained. Failure to obtain the required approval may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and amount of cost savings and other benefits that are expected to be achieved from the Merger.

Our and Nutrisystem’s business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which we or Nutrisystem do business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with us, Nutrisystem or the combined business. Our and Nutrisystem’s business relationships may be subject to disruption as customers, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Nutrisystem or the combined business. These disruptions could have an adverse effect on the business, financial condition, results of operations or prospects of the combined business, including an adverse effect on our ability to realize the anticipated benefits of the Merger. The adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement subjects Nutrisystem and us to restrictions on our and their respective business activities prior to the Effective Time.

The Merger Agreement subjects Nutrisystem and us to restrictions on their and our respective business activities and obligates Nutrisystem and us to generally operate their and our businesses in the ordinary course, consistent with past practice, until the closing of the Merger. These restrictions could prevent Nutrisystem and us from pursuing attractive business opportunities that arise prior to the closing of the Merger and are outside the ordinary course of business.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Nutrisystem and us.

If the Merger is not completed, the ongoing businesses of Nutrisystem and us may be adversely affected and, without realizing any of the benefits of having completed the Merger, we and Nutrisystem would be subject to a number of risks, including the following:

•

we and Nutrisystem may experience negative reactions from the financial markets, including negative impacts on our and their respective stock prices, and from our and their respective customers, suppliers, regulators and employees;

•	we and Nutrisystem will be required to pay certain costs relating to the Merger, whether or not the Merger is completed; and
•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our and Nutrisystem’s management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to either us or Nutrisystem as an independent company.

We cannot provide assurance that the risks described above will not materialize. If any of those risks materialize, they may adversely affect our and Nutrisystem’s businesses, financial condition, financial results and stock prices.

In addition, we and Nutrisystem could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us or Nutrisystem to perform our or their respective obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our and Nutrisystem’s business, financial condition, financial results and stock prices.

The closing of the Merger may trigger change in control or other provisions in certain agreements to which Nutrisystem is a party.

The closing of the Merger may trigger change in control or other provisions in certain agreements to which Nutrisystem is a party. If we and Nutrisystem are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Nutrisystem are able to negotiate waivers, the counterparties may seek to renegotiate the agreements on terms less favorable to Nutrisystem or the combined business.

Our indebtedness following completion of the Merger will be substantially greater than our indebtedness on a stand-alone basis and greater than our and Nutrisystem’s combined indebtedness existing prior to the transaction. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs.

Upon completion of the Merger, we expect to have incurred acquisition-related debt financing of approximately $1.18 billion. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the Merger in comparison to our indebtedness on a recent historical basis will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources may be greater than the percentages of cash flows required to service our or Nutrisystem’s indebtedness individually prior to the transaction. The increased levels of indebtedness could also reduce funds available for our investments in our programs as well as acquisitions, capital expenditures, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

We may not be able to service all of the combined company’s indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which actions may not be successful. Our failure to meet our debt service obligations could have a material adverse effect on our business, financial condition and results of operations.

We depend on cash on hand and cash flows from operations to make scheduled debt payments. We expect to be able to meet the estimated cash interest payments on the combined company’s debt following the Merger through the expected cash flows from operations of the combined company. However, our ability to generate sufficient cash flow from operations of the combined company and to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of our control. We cannot provide assurance that these sources will be adequate. If we are unable to service our indebtedness and fund our operations, we will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance our indebtedness. Any such action may not be successful and we may be unable to service our indebtedness and fund our operations, which could have a material adverse effect on our business, financial condition or results of operations.

The agreements that are expected to govern the indebtedness incurred in connection with the Merger, including the credit agreements in connection with our expected term loan facilities and revolving credit facility, will contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.

The agreements that are expected to govern the indebtedness incurred in connection with the Merger, including the credit agreement in connection with our expected term loan facilities and revolving credit facility, are expected to contain various affirmative and negative covenants that, subject to certain exceptions, will impose restrictions and limitations on us and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (e.g., dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances and guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; our permitted activities; and changes to fiscal year.

In addition, the credit agreement governing our expected term loan facilities and revolving credit facility is expected to require us to comply with a total net leverage ratio financial covenant. Our ability and the ability of our subsidiaries to comply with this provision may be affected by events beyond our control. Failure to comply with the total net leverage ratio covenant or other provisions of the credit agreement could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and could result in a default and acceleration under other agreements containing cross-default provisions. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.

We will incur significant transaction and Merger-related costs in connection with the Merger.

We expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the Merger will be comprised of transaction costs related to the Merger. We also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The market price of shares of our common stock may decline in the future as a result of the sale of shares of our common stock held by former Nutrisystem stockholders or our current stockholders.

Following their receipt of shares of our common stock in the Merger, former Nutrisystem stockholders may seek to sell the shares of our common stock delivered to them. Other of our stockholders may also seek to sell shares of our common stock held by them following, or in anticipation of, the closing of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner.

The combined company will record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined company in the future.

The Merger will be accounted for as an acquisition in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Nutrisystem and its subsidiaries will be recorded, as of completion, at their respective fair values and added to ours. The assets to be recorded at fair value are expected to include goodwill and other intangible assets. Our reported financial condition and results of operations for periods after the closing of the Merger will reflect Nutrisystem balances and results after the closing of the Merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Nutrisystem and its subsidiaries for periods prior to the Merger. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 264,000 square feet of office space for our corporate headquarters in Franklin, Tennessee pursuant to an agreement that expires in February 2023.  Approximately 221,000 square feet of such space is subleased to other tenants.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona pursuant to an agreement that expires in April 2020, and approximately 6,000 square feet of office space in Ashburn, Virginia.

Item 3. Legal Proceedings

Weiner, Denham, and Allen Lawsuits

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s common stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, Plaintiff filed a first amended complaint.  On August 3, 2018, the Company filed a motion to dismiss the first amended complaint and a memorandum in support of a motion to dismiss seeking dismissal on grounds that the first amended complaint fails to plead any actionable statement or omission (the “Motion to Dismiss”).

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

On August 24, 2018, Andrew H. Allen, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of

Tennessee, naming the Company as a nominal defendant and the Company’s chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, together with nine current or former directors, as defendants (the “Allen Lawsuit”).  The complaint asserts claims for breach of fiduciary duty and violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act against all individual defendants, largely tracking allegations in the Weiner Lawsuit and Denham Lawsuit, and breach of fiduciary duty for insider trading against a former executive who served as both chief accounting officer and interim chief financial officer and one of the directors of the Company.  The plaintiff seeks to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief, including restitution from the two defendants alleged to have engaged in insider trading from all unlawfully obtained profits.  On October 15, 2018, the Allen Lawsuit and the Denham Lawsuit were consolidated by stipulation, and the consolidated case was stayed pending entry of an order resolving the Motion to Dismiss filed in the Weiner Lawsuit.

Other

Additionally, from time to time, we are subject to contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  Some of the legal proceedings pending against us as of the date of this report are expected to be covered by insurance policies.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of February 26, 2019.  Executive officers of the Company serve at the pleasure of the Board of Directors of the Company.

Officer	Age	Position

Donato Tramuto	62

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

Adam Holland	40

Chief Financial Officer of the Company since June 2017.  Chief Financial Officer of Kirkland’s, Inc. (“Kirkland’s”) from February 2015 to June 2017, Chief Accounting Officer of Kirkland’s from August 2014 to February 2015 and Vice President of Finance of Kirkland’s from August 2008 to February 2015.

Mary Flipse	52

Chief Legal Officer of the Company since November 2015.  General Counsel of the Company from July 2012 to March 2016. Director, Corporate Counsel of the Company from February 2012 to July 2012. Operations Counsel of the Company from August 2011 until February 2012.

Steve Janicak	59

President, Fitness Division of the Company since January 2019.  Chief Growth Officer of the Company from September 2016 to January 2019.  Chief Sales and Marketing Officer at CareCentrix, Inc. from July 2014 to March 2016.  Executive Vice President Sales, Marketing and Account Management at Implantable Provider Group, Inc. from July 2013 to May 2014.

Ryan Wagers	41

Chief Accounting Officer of the Company since October 2018.  SVP, Chief Accounting Officer and Treasurer of Sitel Worldwide Corporation (“Sitel”) from November 2016 to October 2018.  SVP, Shared Services of Sitel, from February 2016 until November 2016 and Chief Accounting Officer of Sitel from 2011 to February 2016.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol "TVTY".

Performance Graph

The following graph compares the total stockholder return of $100 invested on December 31, 2013 in (a) the Company, (b) the Nasdaq U.S. Stocks Benchmark index and (c) the Nasdaq Health Care Providers index, assuming the reinvestment of all dividends.

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

As described in Note 9 to the notes to consolidated financial statements included in this report, in 2013 we sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our common stock.  The Warrants are call options with an initial strike price of approximately $25.95 per share.  Since October 1, 2018, the Warrants have been subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants are subject to automatic exercise on each trading day). The Warrants are net share settled by our issuing a number of shares of our common stock per Warrant with a value corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share is less than the applicable strike price of the Warrants on any given exercise date, then the number of warrants subject to automatic exercise on such exercise date are not exercised but instead expire.

During 2018, we issued shares of our common stock to the counterparties to the Warrants as set forth below.

Date	Number of Shares
October 9, 2018	47,670
October 15, 2018	23,792
October 17, 2018	23,790
October 22, 2018	51,934
October 29, 2018	52,140
November 5, 2018	57,780
November 13, 2018	74,412
November 19, 2018	71,518
November 26, 2018	56,972
December 3, 2018	80,130
December 10, 2018	69,922
December 17, 2018	16,234
December 24, 2018	597
December 26, 2018	597

The issuance of shares of our common stock as a result of the exercise of the Warrants is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering.

Holders of Common Stock

At February 19, 2019, there were approximately 18,900 holders of our common stock, including 190 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We intend to retain any earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. Our Board of Directors reviews our dividend policy from time to time and may declare dividends at its discretion; however, our Credit Agreement places restrictions on the payment of dividends. For further discussion of the Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated herein by reference.

Annual Report

A copy of the Tivity Health, Inc. Annual Report on Form 10-K for 2018 filed with the Securities and Exchange Commission is available on the Company's website, www.tivityhealth.com. It is also available from the Company (without exhibits) at no charge. These requests should be directed to Tommy Lewis, Senior Vice President – Investor Relations and Transformation, or Jill Meyer, Vice President – Corporate Communications, at the Company's corporate office.

Item 6. Selected Financial Data

The following table represents selected consolidated financial data. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this report.  As further discussed in Note 1 to the notes to the consolidated financial statements included in this report, our results from continuing operations do not include the results of the TPHS business, which we sold effective July 31, 2016.

(In thousands, except per share data)	Year Ended December 31,
	2018		2017		2016	2015	2014
Operating Results:
Revenues	$606,299		$556,942		$500,998	$452,092	$405,263
Cost of services (exclusive of depreciation and amortization included below)	432,714		395,605		357,120	318,060	272,400
Selling, general and administrative expenses	35,113		34,361		39,478	35,546	32,075
Depreciation and amortization	4,667		3,357		4,085	6,869	7,035
Restructuring and related charges	124		3,223		4,933	702	—
Legal settlement charges	—		—		—	—	5,910
Operating income	$133,681		$120,396		$95,382	$90,915	$87,843

Interest expense	8,733		15,613		17,318	17,996	17,449
Income before income taxes	$124,948		$104,783		$78,064	$72,919	$70,394

Income tax expense	27,046	(1)	43,553	(1)	21,973	29,285	27,558
Income from continuing operations	$97,902		$61,230		$56,091	$43,634	$42,836

Income (loss) from discontinued operations, net of income tax	901		2,485		(184,706)	(74,952)	(48,397)
Net income (loss)	$98,803		$63,715		$(128,615)	$(31,318)	$(5,561)

Less: net income (loss) attributable to non-controlling interest	—		—		496	(371)	—
Net income (loss) attributable to Tivity Health	$98,803		$63,715		$(129,111)	$(30,947)	$(5,561)

Basic income (loss) per share attributable to Tivity Health:
Continuing operations	$2.44		$1.56		$1.52	$1.22	$1.21
Discontinued operations	0.02		0.06		(5.01)	(2.08)	(1.37)
Net income (loss)	$2.47		$1.62		$(3.49)	$(0.86)	$(0.16)

Diluted income (loss) per share attributable to Tivity Health:
Continuing operations	$2.27		$1.44		$1.47	$1.18	$1.18
Discontinued operations	0.02		0.06		(4.86)	(2.02)	(1.33)
Net income (loss)	$2.29		$1.50		$(3.39)	$(0.84)	$(0.15)

Weighted average common shares and equivalents:
Basic	40,078		39,357		36,999	35,832	35,302
Diluted	43,073		42,547		38,075	36,854	36,346

Selected Balance Sheet Data:
Total assets (2) (3)	482,079		636,163		544,782	712,924	806,207
Long-term debt (3)	30,589		—		164,297	208,289	225,411

(1)

The Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in December 2017, resulted in a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  In 2017, we incurred a non-cash charge to income tax expense of $7.4 million related to the Tax Act.  This charge related to both the re-measurement of our deferred tax assets to the lower tax rate and the requirement to recalculate the impact of repatriation of our foreign earnings, which occurred earlier in the year, under provisions of the new law. In addition, in 2017 we adopted Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which requires the excess tax benefits from share-based awards to be recognized on a prospective basis in income tax expense, whereas they were previously recorded to stockholders’ equity.

(2)

Includes assets held for sale within discontinued operations at December 31, 2015.  In addition, reflects the impact of ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes", related to balance sheet classification of all deferred tax liabilities and assets as noncurrent, which was adopted in 2016 and applied prospectively.

(3)

Reflects the impact of the adoption of ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” in fiscal 2016 related to balance sheet classification of debt issuance costs, which was applied retrospectively to all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8. "Financial Statements and Supplementary Data" of this report.

Overview

The Company was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living, we are focused on advancing long-lasting health and vitality, especially in aging populations. The SilverSneakers senior fitness program is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass approximately 16,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

Effective July 31, 2016, we sold our TPHS business to Sharecare.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the consolidated financial statements.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Pending Acquisition of Nutrisystem

On December 9, 2018, we entered into the Merger Agreement with Nutrisystem and Merger Sub. The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Nutrisystem, with Nutrisystem surviving as a wholly-owned subsidiary of Tivity Health.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of common stock, par value $.001 per share, of Nutrisystem issued and outstanding immediately prior to the Effective Time (other than shares as to which appraisal rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $38.75 in cash, without interest, and (ii) 0.2141 shares of common stock of Tivity Health, with cash payable in lieu of fractional shares of common stock of Tivity Health.  The Merger is expected to be completed during the first quarter of 2019 and is subject to the satisfaction of customary closing conditions including the adoption of the Merger Agreement by Nutrisystem’s stockholders.

In connection with the Merger Agreement, on December 9, 2018, Tivity Health entered into the Debt Commitment Letter with CS and CSLF. On December 21, 2018, December 26, 2018, December 27, 2018, December 31, 2018 and January 4, 2019, the Debt Commitment Letter was amended to add STRH, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank, Regions Capital Markets, and GS, as Commitment Parties under the Debt Commitment Letter and to adjust correspondingly each Commitment Party’s commitment with respect to the financing contemplated thereby.

Under the Debt Commitment Letter, among other things, CSLF, STRH, CGMI, Citizens, Fifth Third, Regions Capital Markets and GS have committed to arrange, and CS, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank and GS have committed to provide, subject to terms and conditions set forth in the Debt Commitment Letter, the Financing. The Financing will be secured by a first priority security interest and lien on substantially all of the assets of Tivity Health and its wholly-owned material domestic subsidiaries.

The Commitment Parties’ commitments pursuant to the Debt Commitment Letter are subject to various conditions, including consummation of the Merger in accordance with the Merger Agreement; the negotiation and execution of definitive documentation consistent with the Debt Commitment Letter; delivery of certain audited, unaudited and pro forma financial statements; the absence of a material adverse effect on Nutrisystem after

December 9, 2018; the accuracy of representations and warranties of Nutrisystem in the Merger Agreement and specified representations and warranties of Tivity Health to be set forth in the definitive loan documents; the repayment of all outstanding indebtedness and other obligations of Tivity Health and Nutrisystem under their existing credit facilities; and other customary closing conditions.

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

•

the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions of our information systems or those of third-party vendors or other service providers, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee or our information; member personal health information; or other data subject to privacy laws and may lead to a disruption in our business, costs to modify, enhance, or remediate our cybersecurity measures, enforcement actions, fines or litigation against us, or damage to our business reputation;

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, or Medicare Supplement;

•	current geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	the potential emergence of a health pandemic or an infectious disease outbreak;

•	the impact of the Tax Act and any additional new or proposed tax legislation;

•	the impact of legal proceedings involving us and/or our subsidiaries;

•	the timing and likelihood of, and any conditions or requirements imposed in connection with, obtaining required stockholder approval of the Merger Agreement;

•	the possibility that the closing conditions to the Merger may not be satisfied or waived;

•	delay in closing the Merger or the possibility of non-consummation of the Merger;

•

the risk that expected benefits, synergies and growth opportunities of the Merger may not be achieved in a timely manner or at all, including that the Merger may not be accretive within the expected timeframe or to the extent anticipated;

•	the occurrence of any event that could give rise to termination of the Merger Agreement;

•	the risk that stockholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;

•	the risk that we or Nutrisystem will be unable to retain or hire key personnel;

•	the ability to successfully integrate Nutrisystem’s business with our business following the closing;

•

the risk that the significant indebtedness incurred to fund the merger consideration may limit our ability to adapt to changes in the economy or market conditions, expose us to interest rate risk for the variable rate indebtedness and require a substantial portion of cash flows from operations to be dedicated to the payment of indebtedness;

•	the risk that disruption from the Merger may adversely affect our and Nutrisystem’s business and ours and their respective relationships with customers, vendors or employees; and
•	other risks detailed in this report, including those set forth in Item 1A. "Risk Factors."

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

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition, and cash flows.

Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606.  The unit of account in ASC Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when or as the performance obligation is satisfied.

We earn revenue from our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living. We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the year ended December 31, 2018 from performance obligations satisfied in a prior period.

Our fees are variable month to month and are generally billed per member per month or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the year ended December 31, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 80% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 17% and 3%, respectively, of our consolidated revenues.

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

Executive Overview of Results

The key financial results for the year ended December 31, 2018 are:

•	Revenues from continuing operations of $606.3 million for the year ended December 31, 2018, up 8.9% from $556.9 million for the year ended December 31, 2017;
•	Pre-tax income from continuing operations of $124.9 million for the year ended December 31, 2018, up 19.2% from $104.8 million for the year ended December 31, 2017; and
•	Income from continuing operations of $97.9 million for the year ended December 31, 2018, compared to $61.2 million for the year ended December 31, 2017.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016 expressed as a percentage of revenues from continuing operations.

	Year Ended December 31,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Cost of services (exclusive of depreciation and amortization included below)	71.4%	71.0%	71.3%
Selling, general and administrative expenses	5.8%	6.2%	7.9%
Depreciation and amortization	0.8%	0.6%	0.8%
Restructuring and related charges	0.0%	0.6%	1.0%
Operating income (1)	22.0%	21.6%	19.0%

Interest expense	1.4%	2.8%	3.5%
Income before income taxes (1)	20.6%	18.8%	15.6%
Income tax expense	4.5%	7.8%	4.4%

Income from continuing operations (1)	16.1%	11.0%	11.2%
Income (loss) from discontinued operations, net of income tax	0.1%	0.4%	(36.9)%
Net income (loss) (1)	16.3%	11.4%	(25.7)%
Net income (loss) attributable to non-controlling interest	—%	—%	0.1%
Net income (loss) attributable to Tivity Health (1)	16.3%	11.4%	(25.8)%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations for 2018 increased $49.4 million, or 8.9%, over 2017, primarily as a result of the following: an increase of $55.2 million due to both a net increase in the number of members eligible and enrolled to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $11.2 million due to contracts with new customers, and a decrease of $17.0 million due to contract terminations and renegotiations.

Revenues from continuing operations for 2017 increased $55.9 million, or 11.2%, over 2016, primarily as a result of the following: an increase of $67.8 million due to both a net increase in the number of members eligible and enrolled to participate in our fitness solutions as well as a net increase in the average participation per member in such solutions, an increase of $8.9 million due to contracts with new customers or expanded contracts with existing customers, and a decrease of $20.8 million due to contract terminations.

Cost of Services

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues increased slightly from 2017 (71.0%) to 2018 (71.4%).  Overall, this slight increase is primarily attributable to a higher number of average visits per member per month in 2018 compared to 2017, and the related costs were not fully offset by incremental revenue from such visits due to certain of these member visits relating to customer contracts in which our revenue per member is fixed, while our costs are variable.  This increase is somewhat offset by lower expenses in 2018 related to salaries and benefits, including a lower amount of short-term incentive compensation based on achievement of targets, as well as lower business separation costs associated with the separation of the Network Solutions business from the disposed TPHS business.

Cost of services from continuing operations (excluding depreciation and amortization) as a percentage of revenues did not materially change from 2016 (71.3%) to 2017 (71.0%).

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues did not materially change from the year ended December 31, 2017 (6.2%) to the year ended December 31, 2018 (5.8%). Selling, general and administrative expenses from continuing operations as a percentage of revenues for the fourth quarter of 2018 was 7.2%, an increase compared to the first three quarters of 2018, primarily due to $3.3 million of project costs incurred in connection with potential and pending acquisitions.

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from 7.9% for the year ended December 31, 2016 to 6.2% for the year ended December 31, 2017.  This decrease is primarily attributable to cost savings from the reorganization of our corporate support infrastructure that we began implementing in the third quarter of 2016 and completed in the first quarter of 2017 (the “2016 Restructuring Plan”) as well as decreased consulting costs related to the sale and separation of the TPHS business in 2016.

Depreciation and Amortization

Depreciation and amortization expense from continuing operations increased $1.3 million from 2017 to 2018, primarily due to an increase in the amount of depreciable assets.

Depreciation and amortization expense from continuing operations decreased $0.7 million from 2016 to 2017, primarily due to a decrease in amortization expense, as all intangible assets subject to amortization became fully amortized during 2016.

Restructuring and Related Charges

During the fourth quarter of 2017, we began and completed a reorganization primarily related to streamlining our operations support (the "2017 Restructuring Plan").  We incurred restructuring charges from continuing operations of $2.6 million related to the 2017 Restructuring Plan, which consisted entirely of severance and other employee-related costs. The 2017 Restructuring Plan resulted in total annualized savings of approximately $3.0 million to $4.0 million beginning in 2018, which we reinvested into the business in 2018 into initiatives intended to drive growth in 2018 and beyond.

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

Interest Expense

Interest expense from continuing operations decreased $6.9 million from 2017 to 2018, primarily due to a lower average level of indebtedness during 2018 compared to 2017, including the repayment of the cash convertible senior notes due 2018 (the “Cash Convertible Notes”) in July 2018.

Interest expense from continuing operations decreased $1.7 million from 2016 to 2017, primarily due to a lower average level of outstanding borrowings under our credit agreement during 2017 compared to 2016.

Income Tax Expense

See Note 8 of the notes to consolidated financial statements in this report for a discussion of income tax expense for fiscal 2018 compared to fiscal 2017.  Our effective tax rate for the fourth quarter of 2018 of 10.1% decreased compared to the first three quarters of 2018 primarily due to positive tax benefits of $4.6 million related to the vesting of stock-based compensation awards during the fourth quarter.

Liquidity and Capital Resources

Overview

On April 21, 2017, we entered into the Credit Agreement, which replaced the prior Fifth Amended and Restated Revolving Credit and Term Loan Agreement (the “Prior Credit Agreement”).  The Credit Agreement provides us with (1) a $100 million revolving credit facility that includes a $25 million sublimit for swingline loans and a $75 million sublimit for letters of credit, (2) a $70 million term loan A facility, (3) a $150 million delayed draw term loan facility, and (4) an uncommitted incremental accordion facility of $100 million.

As of December 31, 2018, our availability under the Credit Agreement included $88.8 million under the revolving credit facility.  Proceeds of revolving loans may be used to repay outstanding indebtedness, to finance working capital needs, to finance acquisitions, to finance the repurchase of our common stock, to finance capital expenditures and for other general corporate purposes of the Company and its subsidiaries.

The term loan A was repaid in full in 2017.  We are required to repay any outstanding revolving loans and the unpaid balance of the delayed draw term loan in full upon their maturity date of April 21, 2022.  At December 31, 2018, the unpaid balance of the delayed draw term loan was $25.0 million.

For a detailed description of the Credit Agreement, refer to Note 9 of the notes to consolidated financial statements in this report.  The Credit Agreement contains financial covenants that require us to maintain specified ratios or levels at December 31, 2018 of (1) a maximum total funded debt to EBITDA of 3.50 and (2) a minimum total fixed charge coverage of 1.50.  We were in compliance with all of the financial covenant requirements of the Credit Agreement as of December 31, 2018.

Cash Flows Provided by Operating Activities

Operating activities during the year ended December 31, 2018 provided cash of $108.7 million compared to $105.3 million during the year ended December 31, 2017.  The slight increase in operating cash flow is primarily due to an increase in net income, mostly offset by a deterioration in days’ sales outstanding due to timing of cash collections and a decrease in cash due to a higher amount of income tax payments.

Operating activities during the year ended December 31, 2017 provided cash of $105.3 million compared to $45.6 million during the year ended December 31, 2016. The increase in operating cash flow resulted primarily from an increase in net income, coupled with the use of tax loss carryforwards to offset taxable income and thus reduce cash taxes, as well as an improvement in days’ sales outstanding, in part related to the composition of our customer base following the sale of the TPHS business.

Cash Flows Used in Investing Activities

Investing activities during the year ended December 31, 2018 used $7.6 million in cash, compared to $5.9 million during the year ended December 31, 2017, which was primarily due to increased capital expenditures in 2018 compared to 2017, slightly offset by proceeds received during 2018 from a release of escrow funds related to the sale of MeYou Health, LLC (“MeYou Health”) in June 2016.  Capital expenditures in 2018 were primarily related to computer applications/software and the development of a digital platform related to member awareness and engagement.

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

Cash Flows Provided By/Used in Financing Activities

Financing activities during the year ended December 31, 2018 used $127.6 million in cash, compared to $74.3 million during the year ended December 31, 2017.  This change is primarily due to higher net repayments of debt during 2018.

Financing activities during the year ended December 31, 2017 used $74.3 million in cash, while financing activities during the year ended December 31, 2016 used $6.7 million in cash.  This change is primarily due to higher net payments on debt related to accelerated repayment of our term loan A facility during 2017 totaling $70 million.

Cash Convertible Senior Notes

We repaid the Cash Convertible Notes upon their maturity on July 2, 2018 through a combination of available cash, payments made by the counterparties under privately negotiated convertible note hedge transactions (the “Cash Convertible Notes Hedges”), and available credit under the Credit Agreement, as further described in Note 9 of the notes to consolidated financial statements in this report.

For a detailed description of the Warrants underlying the Cash Convertible Notes Hedges, refer to Note 9 of the notes to consolidated financial statements included in this report.

Financing of the Pending Acquisition of Nutrisystem

In connection with the Merger Agreement, on December 9, 2018, Tivity Health entered into the Debt Commitment Letter with CS and CSLF. On December 21, 2018, December 26, 2018, December 27, 2018, December 31, 2018 and January 4, 2019, the Debt Commitment Letter was amended to add STRH, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank, Regions Capital Markets, and GS, as Commitment Parties under the Debt Commitment Letter and to adjust correspondingly each Commitment Party’s commitment with respect to the financing contemplated thereby.

Under the Debt Commitment Letter, among other things, CSLF, STRH, CGMI, Citizens, Fifth Third, Regions Capital Markets and GS have committed to arrange, and CS, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank and GS have committed to provide, subject to terms and conditions set forth in the Debt Commitment Letter, the Financing. The Financing will be secured by a first priority security interest and lien on substantially all of the assets of Tivity Health and its wholly-owned material domestic subsidiaries.

The Commitment Parties’ commitments pursuant to the Debt Commitment Letter are subject to various conditions, including consummation of the Merger in accordance with the Merger Agreement; the negotiation and execution of definitive documentation consistent with the Debt Commitment Letter; delivery of certain audited, unaudited and pro forma financial statements; the absence of a material adverse effect on Nutrisystem after December 9, 2018; the accuracy of representations and warranties of Nutrisystem in the Merger Agreement and specified representations and warranties of Tivity Health to be set forth in the definitive loan documents; the repayment of all outstanding indebtedness and other obligations of Tivity Health and Nutrisystem under their existing credit facilities; and other customary closing conditions.

General

We believe that cash flows from operating activities, our available cash, and our anticipated available credit under the Credit Agreement and the Financing will enable us to meet our contractual obligations and fund our current operations and debt payments for at least the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2018:

	Payments due by year ended December 31,
(in thousands)	2019	2020-2021	2022-2023	2024 and After	Total
Deferred compensation plan payments (1)	$1,330	$—	$—	$—	$1,330
Debt and related interest (2)	1,024	946	30,935	—	32,905
Operating lease obligations (3)	4,022	2,951	963	—	7,936
Capital lease obligations (4)	57	104	35	—	196
Severance and related obligations	2,021	—	—	—	2,021
Other contractual cash obligations (5)	11,000	—	—	—	11,000
Total Contractual Cash Obligations	$19,454	$4,001	$31,933	$—	$55,388

(1)	Consists of payments under a non-qualified deferred compensation plan.
(2)

Consists of scheduled principal payments and estimated interest payments on outstanding borrowings under the Credit Agreement. Total estimated interest payments included in the table above are $1.0 million for 2019, $0.9 million for 2020 and 2021 combined and $0.5 million for 2022 and 2023 combined.

(3)	Excludes cash receipts from sublease contracts of $5.6 million, $11.4 million, $6.7 million, and $0, respectively.
(4)	Consists of scheduled principal payments on capital lease obligations. Estimated interest payments are zero.
(5)	Other contractual cash obligations include payments related to customer incentives and marketing commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.3 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tivity Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tivity Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee

February 26, 2019

We have served as the Company’s auditor since 2014.

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$1,933	$28,440
Accounts receivable, net	67,139	55,113
Prepaid expenses	3,655	3,444
Cash convertible notes hedges	—	134,079
Income taxes receivable	720	39
Other current assets	4,658	2,180
Total current assets	78,105	223,295

Property and equipment, net of accumulated depreciation of $30,711 and $28,533, respectively	16,341	10,658
Long-term deferred tax asset	—	25,166
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Other assets	23,904	13,315
Total assets	$482,079	$636,163

Current liabilities:
Accounts payable	$29,103	$26,804
Accrued salaries and benefits	6,512	15,018
Accrued liabilities	43,145	34,511
Cash conversion derivative	—	134,079
Current portion of long-term debt	57	145,959
Current portion of long-term liabilities	2,255	2,262
Total current liabilities	81,072	358,633

Long-term debt	30,589	—
Long-term deferred tax liability	319	—
Other long-term liabilities	1,098	5,577

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 41,049,418 and 39,729,580 shares outstanding, respectively	41	40
Additional paid-in capital	347,487	349,243
Retained earnings (accumulated deficit)	49,655	(49,148)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Total stockholders' equity	369,001	271,953
Total liabilities and stockholders' equity	$482,079	$636,163

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$606,299	$556,942	$500,998
Cost of services (exclusive of depreciation and amortization of $4,109, $2,802, and $3,468, respectively, included below)	432,714	395,605	357,120
Selling, general and administrative expenses	35,113	34,361	39,478
Depreciation and amortization	4,667	3,357	4,085
Restructuring and related charges	124	3,223	4,933
Operating income	133,681	120,396	95,382

Interest expense	8,733	15,613	17,318
Income before income taxes	124,948	104,783	78,064

Income tax expense	27,046	43,553	21,973
Income from continuing operations	$97,902	$61,230	$56,091

Income (loss) from discontinued operations, net of income tax	901	2,485	(184,706)
Net income (loss)	$98,803	$63,715	$(128,615)

Less: net income (loss) attributable to non-controlling interest	—	—	496
Net income (loss) attributable to Tivity Health, Inc.	$98,803	$63,715	$(129,111)

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$2.44	$1.56	$1.52
Discontinued operations	$0.02	$0.06	$(5.01)
Net income (loss) (1)	$2.47	$1.62	$(3.49)

Earnings (loss) per share attributable to Tivity Health, Inc. – diluted:
Continuing operations	$2.27	$1.44	$1.47
Discontinued operations	$0.02	$0.06	$(4.86)
Net income (loss)	$2.29	$1.50	$(3.39)

Comprehensive income (loss)	$98,803	$68,217	$(128,878)

Weighted average common shares and equivalents:
Basic	40,078	39,357	36,999
Diluted	43,073	42,547	38,075

(1)	Figures may not add due to rounding.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$98,803	$63,715	$(128,615)
Other comprehensive income (loss), net of tax
Net change in fair value of interest rate swaps, net of tax	—	—	239
Foreign currency translation adjustment, net of tax	—	1,458	(502)
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	—	3,044	—
Total other comprehensive income (loss), net of tax	$—	$4,502	$(263)
Comprehensive income (loss)	$98,803	$68,217	$(128,878)

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$—	$36	$303,687	$9,288	$(28,182)	$(4,239)	$280,590
Comprehensive loss	—	—	—	(128,615)	—	(263)	(128,878)
Exercise of stock options	—	2	10,000	—	—	—	10,002
Tax effect of stock options and restricted stock units	—	—	(8,947)	—	—	—	(8,947)
Share-based employee compensation expense	—	—	17,538	—	—	—	17,538
Issuance of CareFirst Warrants	—	—	192	—	—	—	192
Conversion of CareFirst Convertible Note	—	1	19,999	—	—	—	20,000
Settlement of non-controlling interest	—	—	(1,199)	—	—	—	(1,199)
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
Comprehensive income	—	—	—	63,715	—	4,502	68,217
Cumulative effect of a change in accounting principle – adoption of ASU 2016-09	—	—	74	6,464	—	—	6,538
Exercise of stock options	—	1	5,722	—	—	—	5,723
Tax withholding for share-based compensation	—	—	(4,481)	—	—	—	(4,481)
Share-based employee compensation expense	—	—	6,658	—	—	—	6,658
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$—	$271,953
Comprehensive income	—	—	—	98,803	—	—	98,803
Exercise of stock options and Warrants	—	1	1,909	—	—	—	1,910
Tax withholding for share-based compensation	—	—	(9,762)	—	—	—	(9,762)
Share-based employee compensation expense	—	—	6,097	—	—	—	6,097
Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income from continuing operations	$97,902	$61,230	$56,091
Net income (loss) from discontinued operations	901	2,485	(184,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,667	3,357	31,292
Amortization of deferred loan costs	1,152	2,887	2,209
Amortization of debt discount	4,140	8,001	7,564
Share-based employee compensation expense	6,097	6,658	17,538
(Gain) loss on sale of MeYou Health	(1,416)	—	5,325
(Gain) loss on sale of TPHS business	112	(4,733)	192,034
Loss on release of cumulative translation adjustment	—	3,044	—
Equity in income from joint ventures	—	—	(271)
Deferred income taxes	25,485	40,935	(75,942)
(Increase) decrease in accounts receivable, net	(12,311)	(3,939)	8,330
Decrease in other current assets	1,610	820	2,819
Decrease increase in accounts payable	(95)	(407)	(3,376)
Decrease in accrued salaries and benefits	(10,314)	(6,061)	(1,056)
Decrease in other current liabilities	(11,802)	(6,436)	(4,825)
Other	2,611	(2,565)	(7,425)
Net cash flows provided by operating activities	$108,739	$105,276	$45,601

Cash flows from investing activities:
Acquisition of property and equipment	$(9,053)	$(5,910)	$(14,474)
Investment in joint ventures	—	—	(1,298)
Proceeds from sale of MeYou Health	1,416	—	5,156
Payments related to sale of TPHS business	—	—	(27,469)
Other	—	—	(787)
Net cash flows used in investing activities	$(7,637)	$(5,910)	$(38,872)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$253,425	$373,450	$515,666
Payments of long-term debt	(373,536)	(449,084)	(527,115)
Proceeds from settlement of cash convertible notes hedges	141,246	—	—
Payments related to settlement of cash conversion derivative	(141,246)	—	—
Payments related to tax withholding for share-based compensation	(9,762)	(4,481)	(7,699)
Exercise of stock options	1,910	5,722	10,002
Deferred loan costs	—	(2,452)	(424)
Change in cash overdraft and other	410	2,533	2,834
Net cash flows used in financing activities	$(127,553)	$(74,312)	$(6,736)

Effect of exchange rate changes on cash	$(56)	$1,784	$(261)
Less: net (decrease) increase in discontinued operations cash and cash equivalents	—	—	(1,637)
Net increase (decrease) in cash and cash equivalents	$(26,507)	$26,838	$1,369

Cash and cash equivalents, beginning of period	28,440	1,602	233
Cash and cash equivalents, end of period	$1,933	$28,440	$1,602

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,099	$4,727	$7,474
Cash paid during the period for income taxes, net of refunds	$3,339	$—	$1,458
Noncash activities:
Issuance of CareFirst Warrants	$—	$—	$192
Assets acquired through capital lease obligation	$209	$—	$—
Conversion of CareFirst Convertible Note	$—	$—	$20,000

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017, and 2016

1.	Summary of Significant Accounting Policies

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM, we are focused on advancing long-lasting health and vitality, especially in aging populations.

Our results from continuing operations do not include the results of the total population health services ("TPHS") business, which we sold effective July 31, 2016.  The TPHS business included our partnerships with Blue Zones, LLC and Dr. Dean Ornish (the Blue Zones Project by Healthways™ and Dr. Dean Ornish's Program for Reversing Heart Disease™, respectively), our joint venture with Gallup, Inc., Navvis Healthcare, LLC (“Navvis”), MeYou Health, LLC (“MeYou Health”), and our international operations, including our joint venture with SulAmérica.  While Navvis and MeYou Health were part of our TPHS business, they were sold separately to other buyers in November 2015 and June 2016, respectively.  Results of operations for the TPHS business have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.  See Note 4 for further information on discontinued operations.

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

a.	Principles of Consolidation – See discussion above regarding the TPHS business, including a non-controlling interest. We have eliminated all intercompany profits, transactions, and balances.
b.	Cash and Cash Equivalents - Cash and cash equivalents primarily include cash on deposit.
c.

Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed, net of allowances for doubtful accounts (reflected as selling, general and administrative expenses). Allowances for doubtful accounts were $0 at December 31, 2018 and 2017. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts on a specific identification basis.  Unbilled receivables primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers fitness solution, billed one month in arrears.

d.

Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and other office equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $4.7 million, $3.4 million, and $3.6 million, respectively, including depreciation of assets recorded under capital leases.

e.

Other Assets - Other assets consist primarily of shares of common stock of Sharecare (see Note 4), which are accounted for as a cost method investment, and customer incentives. We have elected the measurement alternative to measure cost method investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings.

f.

Intangible Assets - Intangible assets subject to amortization include customer contracts, acquired technology, and distributor and provider networks, which we amortized on a straight-line basis over estimated useful lives ranging from three to ten years. All intangible assets subject to amortization were fully amortized at December 31, 2018 and 2017.

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

Intangible assets not subject to amortization at December 31, 2018 and 2017 consist of a trade name of $29.0 million. We review intangible assets not subject to amortization on an annual basis or more frequently whenever events or circumstances indicate that the assets might be impaired. See Note 7 for further information on intangible assets.

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
i.

Accrued Liabilities – Accrued liabilities primarily include amounts owed for estimated member visits to network locations (which actual visit data is typically received approximately one month in arrears) and other obligations that have been incurred.  Estimated amounts accrued for member visits at December 31, 2018 and December 31, 2017 were $26.1 million and $23.1 million, respectively. Other obligations included customer incentives of $9.8 million at December 31, 2018.

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

k.

Revenue Recognition - On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09 (as discussed under “Recent Relevant Accounting Standards” below) using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018.  See Note 3 for a further discussion of revenue recognition.

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

The cumulative impact of our adoption of ASC Topic 606 was not material to record as of January 1, 2018, and there was no material impact on our consolidated income statement, balance sheet, or cash flows.  For example, we do not have any material contract assets or contract liabilities as defined under ASC Topic 606.  In addition, the incremental costs of obtaining a contract with a customer (for example, sales commissions) that would have been recognized as an asset on January 1, 2018 or on December 31, 2018 were not material to record.  See Note 3 for a further discussion of revenue recognition.

On January 1, 2018, we adopted ASU No. 2016-15, “Statement of Cash Flows” (Topic 230) (“ASU 2016-15”).  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is to be applied using a retrospective approach.  The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures and did not result in a reclassification to items in prior periods.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (“ASU 2016-02” or “ASC 842”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position, and was effective for us on

January 1, 2019.  ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.

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

We adopted ASC 842 as of January 1, 2019 and are electing to recognize the cumulative effect of initially applying the standard as an adjustment to beginning retained earnings as of January 1, 2019.  The significant majority of our leases are classified as operating leases. Although we are still finalizing our analysis, we expect the new lease standard to have a material effect on our consolidated financial statements.  The most significant effects relate to our recognition of new right-of-use assets and lease liabilities.  We do not expect ASC 842 to have a material impact on net income or the statement of cash flows.  In addition, we elected the following practical expedients available under ASC 842: (1) the package of practical expedients whereby we are not required to reassess upon adoption of ASC 842 (a) whether a contract is or contains a lease, (b) lease classification, and (c) initial direct costs (ASC 842-10-65-1(f)); and (2) the short-term lease measurement and recognition exemption (ASC 842-20-25-2). ASC 842 will also require significant new disclosures about leasing activity.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires companies to measure credit losses for financial assets held at the reporting date utilizing a methodology that reflects current expected credit losses over the lifetime of such assets.  ASU 2016-13 is effective for the Company on January 1, 2020 and is generally required to be applied using the modified retrospective approach, with limited exceptions for specific instruments.  We do not anticipate that adopting this standard will have an impact on our consolidated financial statements and related disclosures.

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the year ended December 31, 2018 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the year ended December 31, 2018, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 80% of our consolidated revenues, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 17% and 3%, respectively, of our consolidated revenues.

Sales and usage-based taxes are excluded from revenues.

4.	Discontinued Operations

On July 27, 2016, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Sharecare, Inc. ("Sharecare") and Healthways SC, LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company, pursuant to which Sharecare acquired the TPHS business, which closed effective July 31, 2016 ("Closing").

At Closing, Sharecare delivered to the Company an Adjustable Convertible Equity Right (the "ACER") with an initial face value of $30.0 million.  The ACER became convertible into shares of common stock of Sharecare on July 31, 2018 at an initial conversion price of $249.87 per share, subject to customary adjustment for stock splits, stock dividends and other reorganizations of Sharecare.

The Purchase Agreement provided for post-closing adjustments based on, among other things, any successful claims for indemnification by Sharecare (which may have resulted in a reduction in the face amount of the ACER, unless the Company elects, in its sole discretion, to satisfy any such successful claims with cash payments), none of which such claims had been made as of December 31, 2018.

At December 31, 2017, we recorded the $39.8 million face value of the ACER at an estimated carrying value of $10.8 million, which was classified as an equity receivable included in other long-term assets.  Upon conversion of the ACER in October 2018, we obtained 159,309 shares of Sharecare common stock, which continue to be recorded in other long-term assets at a carrying value of $10.8 million.  There are certain restrictions related to selling or transferring this stock. These shares may not be sold or otherwise transferred except (i) for cash subject to the right of first refusal by Sharecare and/or one or more of its shareholders (in each case, at their option), or (ii) with the consent of Sharecare’s shareholders holding at least a majority of Sharecare stock, or (iii) pursuant to certain other exemptions.

The following table presents financial results of the TPHS business included in “income (loss) from discontinued operations" for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(In thousands)	2018	2017		2016
Revenues	$—	$—		$151,780
Cost of services	30	427		173,302
Selling, general & administrative expenses	48	349		18,594
Depreciation and amortization	—	—		27,207
Restructuring and related charges	—	—		8,626
Equity in income from joint ventures	—	98		243
Pretax loss on discontinued operations	(78)	(678)		(75,706)
Pretax loss on release of cumulative translation adjustment (1)	—	(3,044)		—
Pretax gain (loss) on sale of MeYou Health business (2)	1,416	—		(4,826)
Pretax income (loss) on sale of TPHS business	(112)	4,733		(202,095)
Total pretax income (loss) on discontinued operations	1,226	1,011		(282,627)
Income tax expense (benefit)	325	(1,474)	(3)	(97,921)
Income (loss) from discontinued operations, net of income tax	$901	$2,485		$(184,706)

(1)

During the second quarter of 2017, we substantially liquidated foreign entities that were part of our TPHS business, resulting in a release of the cumulative translation adjustment of $3.0 million into loss from discontinued operations.

(2)	Includes $1.4 million received during the three months ended June 30, 2018 from a release of escrow funds related to the sale of MeYou Health, LLC in June 2016.
(3)	Income tax benefit for the year ended December 31, 2017 includes the effect of a change in the estimate of net U.S. tax incurred in 2016 on foreign activity classified as discontinued operations.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Depreciation and amortization	$—	$—	$27,207
Capital expenditures	—	—	10,258
Share-based compensation	—	—	10,144

5.	Property and Equipment

Property and equipment at December 31, 2018 and 2017 consisted of the following:

(In thousands)	December 31, 2018	December 31, 2017
Leasehold improvements	$10,404	$10,384
Computer equipment and related software	22,200	19,508
Furniture and office equipment	8,053	8,194
Capital projects in process	6,395	1,105
Total property and equipment at cost	$47,052	$39,191
Less: accumulated depreciation	(30,711)	(28,533)
Total property and equipment, net	$16,341	$10,658

6.	Goodwill

There was no change in the carrying amount of goodwill during the years ended December 31, 2018 or 2017.  At each of December 31, 2018 and December 31, 2017, the gross amount of goodwill totaled $517.0 million, and we had accumulated impairment losses of $182.4 million.

7.	Intangible Assets

Intangible assets subject to amortization at December 31, 2018 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$1,483	$(1,483)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$10,192	$(10,192)	$—

Intangible assets subject to amortization at December 31, 2017 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$1,733	$(1,733)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$10,442	$(10,442)	$—

As all intangible assets subject to amortization were fully amortized as of December 31, 2018, no amortization expense is expected over the next five years and thereafter.  Total amortization expense for the years ended December 31, 2018, 2017, and 2016 was $0, $0, and $0.5 million, respectively.

Intangible assets not subject to amortization at December 31, 2018 and 2017 consist of a tradename of $29.0 million.

8.	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current taxes:
Federal	$29	$771	$(426)
State	1,857	373	311
Deferred taxes:
Federal	20,136	37,565	18,910
State	5,024	4,844	3,178
Total	$27,046	$43,553	$21,973

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax asset and liability as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax asset:
Accruals and reserves	$769	$1,539
Deferred compensation	496	1,439
Share-based payments	2,111	2,944
Net operating loss carryforwards	9,430	32,122
Capital loss carryforwards	7,620	8,102
Cash Conversion Derivative	—	25,821
Tax credits	6,437	6,994
Other assets	—	320
	26,863	79,281
Valuation allowance	(10,457)	(11,462)
	$16,406	$67,819
Deferred tax liability:
Property and equipment	$(2,600)	$(2,104)
Intangible assets	(14,125)	(14,728)
Cash Convertible Notes Hedges	—	(25,821)
	(16,725)	(42,653)
Net long-term deferred tax asset (liability)	$(319)	$25,166

In December 2017, we recorded $5.0 million of tax expense necessary to revalue our deferred tax assets and liabilities at the new 21% federal rate as enacted in the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  At December 31, 2018, we provided valuation allowances for $2.4 million of deferred tax assets associated with our international net operating loss carryforwards, $0.5 million of deferred tax assets associated with our state net operating loss carryforwards, and $7.6 million for deferred tax assets related to capital loss carryforwards incurred in the sale of the TPHS business.  We recorded a total decrease in our valuation allowance of $1.0 million for the year ended December 31, 2018.  Our valuation allowance at December 31, 2018 is $10.5 million.

At December 31, 2018, we had international net operating loss carryforwards totaling approximately $8.0 million with an indefinite carryforward period, approximately $5.2 million of federal net operating loss carryforwards, approximately $105.1 million of state net operating loss carryforwards expiring between 2021 and 2037, approximately $30.5 million of capital loss carryforwards expiring in 2021, and approximately $4.6 million of foreign tax credits expiring between 2022 and 2027. Of the federal net operating loss carryforwards, $1.4 million is subject to annual limitation under Internal Revenue Code Section 382 and expires in 2022, if not utilized. The remainder of the federal net operating loss carryforwards expires in 2037.

Upon adoption of ASU 2016-09 on January 1, 2017, we recorded a $6.5 million increase in deferred tax assets as a cumulative-effect adjustment to retained earnings.  The increase in deferred tax assets related to the previously suspended portion of net operating losses attributable to excess tax deductions from share-based payment awards.

In 2017, our undistributed foreign earnings were subject to the mandatory deemed repatriation (“toll charge”) provision included in the Tax Act, and we repatriated these earnings during 2017.  Due to the mandatory deemed repatriation, we recorded $2.5 million of tax expense in continuing operations as of the date of enactment.  We have no undistributed earnings at December 31, 2018 as our foreign operations are no longer active.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Statutory federal income tax	$26,239	$36,674	$27,321
State income taxes, less federal income tax benefit	6,261	5,119	3,801
Permanent items	1,496	1,750	954
Change in valuation allowance	(1,005)	—	(9,615)
Share-based compensation	(6,378)	(6,441)	—
Tax Act adjustments	—	7,442	—
Change in uncertain tax position liability	(644)	—	—
Prior year tax adjustments	(590)	(544)	(444)
Net impact of foreign operations	990	—	—
State income tax credits	677	(447)	(44)
Income tax expense	$27,046	$43,553	$21,973

Uncertain Tax Positions

During 2018, we recorded a $0.6 million reduction to an unrecognized tax benefit due to the settlement of a tax audit related to state refund claims for tax years 2012 through 2015.  As of December 31, 2018, we had no unrecognized tax benefits that would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. During 2018, 2017, and 2016, there were no interest and penalties related to unrecognized tax benefits recorded as income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2016	$—
Increases based upon tax positions related to prior years	644
Unrecognized tax benefits at December 31, 2017	$644
Decreases based upon settlements with taxing authorities	(644)
Unrecognized tax benefits at December 31, 2018	$—

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2015 to present.

9.	Debt

The Company's debt, net of unamortized deferred loan costs, consisted of the following at December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Cash Convertible Notes, net of unamortized discount	$—	$145,861
Delayed draw term loan	25,000	—
Revolving credit facility	5,450	—
Capital lease obligations and other	196	549
	30,646	146,410
Less: deferred loan costs	—	(451)
Total debt	30,646	145,959
Less: current portion	(57)	(145,959)
Long-term debt	$30,589	$—

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

We are required to repay any outstanding revolving loans in full on April 21, 2022.   The term loan A was repaid in full during 2017 and may not be re-borrowed.  We are required to repay the delayed draw term loan in quarterly principal installments calculated as follows: (1) for each of the first six quarters following the time of borrowing (beginning with the fourth quarter of 2018 and ending with the first quarter of 2020), 1.250% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter; and (2) for each of the remaining quarters prior to maturity on April 21, 2022, 1.875% of the aggregate principal amount of the delayed draw term loan funded as of the last day of the immediately preceding quarter.  At maturity on April 21, 2022, the entire unpaid principal balance of the delayed draw term loan is due and payable.   During the third and fourth quarters of 2018, we paid down a total of $75.0 million on the delayed draw term loan, which satisfied all of the mandatory principal payments described in items 1 and 2 above and further reduced the principal balance due at maturity.  No further principal payments are required until maturity.  As of December 31, 2018, availability under the revolving credit facility totaled $88.8 million.

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

1.50% Cash Convertible Senior Notes Due 2018

On July 16, 2013, we completed the issuance of $150.0 million aggregate principal amount of cash convertible senior notes due 2018 (the "Cash Convertible Notes"), which bore interest at a rate of 1.50% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2014. The Cash Convertible Notes matured on July 2, 2018.  All of the holders elected to convert their Cash Convertible Notes for settlement on July 2, 2018, and none of the Cash Convertible Notes were repurchased or converted into cash prior to such date.

The cash conversion feature of the Cash Convertible Notes was a derivative liability (the "Cash Conversion Derivative") that required bifurcation from the Cash Convertible Notes in accordance with FASB ASC Topic 815, "Derivatives and Hedging" ("ASC Topic 815"), and was carried at fair value.  The fair value of the Cash Conversion Derivative at the time of issuance of the Cash Convertible Notes was recorded as a debt discount for purposes of accounting for the debt component of the Cash Convertible Notes.

The debt discount was amortized over the term of the Cash Convertible Notes using the effective interest method. For the years ended December 31, 2018 and 2017, we recorded $4.1 million and $8.0 million, respectively, of interest expense related to the amortization of the debt discount based upon an effective interest rate of 5.7%.  We also recognized interest expense of $1.1 million, $2.3 million, and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the contractual interest rate of 1.50% per year.

In connection with the issuance of the Cash Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Cash Convertible Notes Hedges"), which were cash-settled and were intended to reduce our exposure to potential cash payments that we would be required to make if holders elected to convert the Cash Convertible Notes at a time when our stock price exceeded the conversion price. The Cash Convertible Notes Hedges were recorded as a derivative asset under ASC Topic 815 and were carried at fair value.  See Note 11 for additional information regarding the Cash Convertible Notes Hedges and the Cash Conversion Derivative and their fair values.

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

In July 2013, we also sold separate privately negotiated warrants (the "Warrants") initially relating, in the aggregate, to approximately 7.7 million shares of our common stock underlying the Cash Convertible Notes Hedges. The Warrants are call options with an initial strike price of approximately $25.95 per share. Since October 1, 2018, the Warrants have been subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants are subject to automatic exercise on each trading day).  The Warrants are net share settled by our issuing a number of shares of our common stock per Warrant with a value corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share is less than the applicable strike price of the Warrants on any given exercise date, then the number of warrants subject to automatic exercise on such exercise date are not exercised but instead expire.  The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.  During the fourth quarter and year ended December 31, 2018, we issued approximately 627,000 shares of common stock related to the automatic exercise of the Warrants.

When the market value per share of our common stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the "treasury stock" method is used in calculating the dilutive effect on earnings per share.  See Note 15 for additional information on such dilutive effect.

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Credit Agreement for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2019	$—
2020	—
2021	—
2022	30,450
2023	—
2024 and thereafter	—
Total	$30,450

10.	Commitments and Contingencies

Weiner, Denham, and Allen Lawsuits

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s common stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, Plaintiff filed a first amended complaint.  On August 3, 2018, the Company filed a motion to dismiss the first amended complaint and a memorandum in support of a motion to dismiss seeking dismissal on grounds that the first amended complaint fails to plead any actionable statement or omission (the “Motion to Dismiss”).

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

On August 24, 2018, Andrew H. Allen, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company’s chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, together with nine current or former directors, as defendants (the “Allen Lawsuit”).  The complaint asserts claims for breach of fiduciary duty and violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act against all individual defendants, largely tracking allegations in the Weiner Lawsuit and Denham Lawsuit, and breach of fiduciary duty for insider trading against a former executive who served as both chief accounting officer and interim chief financial officer and one of the directors of the Company.  The plaintiff seeks to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief, including restitution from the two defendants alleged to have engaged in insider trading from all unlawfully obtained profits.  On October 15, 2018, the Allen Lawsuit and the Denham Lawsuit were consolidated by stipulation, and the consolidated case was stayed pending entry of an order resolving the Motion to Dismiss filed in the Weiner Lawsuit.

Other

Additionally, from time to time, we are subject to contractual disputes, claims and legal proceedings that arise from time to time in the ordinary course of our business.  Some of the legal proceedings pending against us as of the date of this report are expected to be covered by insurance policies.  As these matters are subject to inherent uncertainties, our view of these matters may change in the future.

11.	Fair Value Measurements

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

During the fourth quarter of 2018, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have a single reporting unit.  The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date. We estimated the fair value of the reporting unit based on our market capitalization and compared such fair value to the carrying value of the reporting unit. Because the fair value of the reporting unit exceeded its carrying amount, we determined that the carrying value of goodwill was not impaired.

Also during the fourth quarter of 2018, we estimated the fair value of our indefinite-lived intangible asset, a tradename, using a present value technique, which required management's estimate of future revenues attributable to this tradename, estimation of the long-term growth rate and royalty rate for this revenue, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename. We determined that the carrying value of the tradename was not impaired based upon the impairment review.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As described in Note 9, the Cash Convertible Notes Hedges and Cash Conversion Derivative were settled upon their maturity on July 2, 2018 and therefore had a value of $0 at December 31, 2018.   At December 31, 2017, the fair values of the Cash Convertible Notes Hedges and the Cash Conversion Derivative were measured using Level 3 inputs because these instruments were not actively traded.  The Cash Convertible Notes Hedges and the Cash Conversion Derivative were designed such that changes in their fair values would offset one another, with minimal impact to the consolidated statements of operations.

The following table presents our financial instruments measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)	Balance at December 31, 2017	Purchases of Level 3 Instruments	Settlements of Level 3 Instruments	Gains (Losses) Included in Earnings	Balance at December 31, 2018
Cash Convertible Notes Hedges (Assets)	$134,079	$—	$(141,246)	$7,167	$—
Cash Conversion Derivative (Liabilities)	(134,079)	—	141,246	(7,167)	—

The gains and losses included in earnings noted above represent the change in the fair value of these financial instruments and were recorded in the consolidated statements of operations as selling, general and administrative expenses.

Fair Value of Other Financial Instruments

In addition to the Cash Convertible Notes Hedges and the Cash Conversion Derivative, the estimated fair values of which are disclosed above, the estimated fair value of each class of financial instruments at December 31, 2018 was as follows:

Cash and cash equivalents – The carrying amount of $1.9 million approximates fair value because of the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 9), are determined based on the fair value hierarchy as discussed above.

The revolving credit facility and the term loan facility are not actively traded and therefore are classified as Level 2 valuations based on the market for similar instruments. The estimated fair value is based on the maximum of the prices set by the issuing bank given current market conditions and is not necessarily indicative of the amount we could realize in a current market exchange. The estimated fair value and carrying amount of outstanding borrowings under the Credit Agreement at December 31, 2018 were $30.1 million and $30.5 million, respectively.

12.	Derivative Instruments and Hedging Activities

As of December 31, 2018, we did not hold any derivative instruments or hedges.  Historically, we used derivative instruments to manage risks related to interest (through December 30, 2016), the Cash Convertible Notes (which matured and were repaid on July 2, 2018), and, prior to the sale of the TPHS business, foreign currencies. We account for derivatives in accordance with ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative's fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. We do not execute transactions or hold derivative financial instruments for trading or other purposes.

Derivative Instruments Not Designated as Hedging Instruments

The Cash Conversion Derivative and Cash Convertible Notes Hedges were settled on July 2, 2018 in conjunction with the maturity of the Cash Convertible Notes.  They did not qualify for hedge accounting treatment under U.S. GAAP and were measured at fair value, with gains and losses recognized immediately in the consolidated statements of comprehensive income (loss). These derivative instruments did not have a material impact on our consolidated statements of comprehensive income (loss) for the years ended December 31, 2018 and 2017.

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

	Year Ended December 31,
(In thousands)	2018	2017	Statements of Comprehensive Income (Loss) Classification
Cash Convertible Notes Hedges:
Net unrealized gain	$7,167	$85,718	Selling, general and administrative expense
Cash Conversion Derivative:
Net unrealized loss	$(7,167)	$(85,718)	Selling, general and administrative expense

The estimated gross fair values of derivative instruments at December 31, 2018 and December 31, 2017 were as follows:

(In thousands)	December 31, 2018	December 31, 2017
Assets:
Derivatives not designated as hedging instruments:
Cash convertible notes hedges, current	$—	$134,079
Liabilities:
Derivatives not designated as hedging instruments:
Cash conversion derivative, current	$—	$134,079

See Note 11 for more information on fair value measurements.

13.	Leases

We maintain operating lease agreements principally for our office spaces. We lease approximately 264,000 square feet of office space for our corporate headquarters in Franklin, Tennessee pursuant to an agreement that commenced in March 2008 and expires in February 2023.  Approximately 221,000 square feet of such space is subleased to other tenants.  We also lease approximately 92,000 square feet of office space in Chandler, Arizona, and approximately 6,000 square feet of office space in Ashburn, Virginia.  The Chandler, Arizona lease began in April 2009 and expires in April 2020.

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

Most of our operating leases include escalation clauses, some of which are fixed amounts, and some of which reflect changes in price indices.  We recognize rent expense on a straight-line basis over the lease term.  Certain operating leases contain renewal options to extend the lease for additional periods.  For the years ended December 31, 2018, 2017, and 2016, rent expense under lease agreements, net of sublease income, was approximately $2.7 million, $2.5 million, and $4.2 million, respectively. Our capital lease obligations are included in long-term debt and the current portion of long-term debt.

The following table summarizes our future minimum lease payments, net of total cash receipts from subleases of $23.7 million, under all non-cancelable operating leases for each of the next five years and thereafter.  As of December 31, 2018, future minimum lease payments under capital leases were not material.

(In thousands)	Operating
Year ending December 31,	Leases
2019	$4,022
2020	2,040
2021	910
2022	827
2023	136
2024 and thereafter	—
Total minimum lease payments	$7,935

14.	Share-Based Compensation

We currently have three types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under these plans at fair value on the date of grant. The options generally vest over three or four years based on service conditions and expire ten years from the date of grant. Restricted stock units generally vest over three or four years. Market stock units granted during 2016 and 2015 have a multi-year performance period ending in 2019 and 2018, respectively, and vest at the end of the three-year performance period based on total shareholder return.

We recognize share-based compensation expense for options and restricted stock units on a straight-line basis over the vesting period.  We account for forfeitures as they occur. We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable equity award agreement or stock incentive plan). At December 31, 2018, we had reserved approximately 1.2 million shares for future equity grants under our stock incentive plan.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2018, 2017, and 2016. We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2018	2017	2016
Total share-based compensation	$6.1	$6.7	$17.5
Share-based compensation included in cost of services	2.3	2.2	1.2
Share-based compensation included in selling, general and administrative expenses	3.8	4.4	5.9
Share-based compensation included in restructuring and related charges	—	0.1	0.3
Share-based compensation included in discontinued operations(1)	—	—	10.1
Total income tax benefit recognized	1.6	2.6	2.9

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

As of December 31, 2018, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.2 years.

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

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates for the year ended December 31, 2018.  There were no stock options granted during fiscal 2017 or 2016.

Year Ended December 31, 2018
Weighted average grant-date fair value of options per share	$20.21

Assumptions:
Expected volatility	56.2%
Expected dividends	—
Expected term (in years)	6.7
Risk-free rate	2.8%

A summary of options as of December 31, 2018 and the activity during the year then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	507	$12.98
Granted	86	37.94
Exercised	(156)	12.28
Forfeited	(6)	39.45
Expired	—	—
Outstanding at December 31, 2018	431	$17.83	4.4	$4,045
Exercisable at December 31, 2018	351	$13.29	3.3	$4,045

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2018, 2017, and 2016 was $3.9 million, $10.5 million, and $10.2 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2018 was $1.9 million. The actual tax benefit realized during 2018 for the tax deductions from option exercise totaled $1.0 million.   We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units and market stock units.

Nonvested Shares

The fair value of restricted stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2018, 2017, and 2016 was $38.12, $32.06, and $12.37, respectively. The fair value of market stock units is determined based on the closing bid price of the Company's common stock on the grant date, except that the Monte Carlo simulation valuation model is used to determine the fair value of market stock units with a market condition. The weighted average grant-date fair value of all market stock units granted during fiscal 2016 was $10.67. No market stock units were granted during 2018 or 2017.

The two tables below set forth a summary of our nonvested shares as of December 31, 2018 as well as activity during the year then ended. The total grant-date fair value of shares vested during the years ended December 31, 2018, 2017, and 2016 was $7.6 million, $5.7 million, and $13.9 million, respectively.

The following table shows a summary of our restricted stock units as of December 31, 2018 as well as activity during the year then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	572	$17.60
Granted	74	38.12
Vested	(339)	16.26
Forfeited	(36)	24.07
Nonvested at December 31, 2018	271	$24.07

The following table shows a summary of our market stock units as of December 31, 2018 as well as activity during the year then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	373	$9.01
Granted	—	—
Shares adjustment for above-target performance (1)	185	6.80
Vested	(474)	6.80
Forfeited	(39)	14.76
Nonvested at December 31, 2018	45	$18.25

(1)	Represents the number of shares earned in excess of target for certain market stock units that vested during the year. These awards were reported at the target number of shares when granted.

15.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2018, 2017, and 2016:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2018	2017	2016
Income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings per share	$97,902	$61,230	$56,091
Net income (loss) from discontinued operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	901	2,485	(185,202)
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$98,803	$63,715	$(129,111)

Denominator:
Shares used for basic income (loss) per share	40,078	39,357	36,999
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	264	436	344
Restricted stock units	299	549	538
Warrants related to Cash Convertible Notes	2,013	1,709	—
Market stock units	419	496	194
Shares used for diluted income (loss) per share	43,073	42,547	38,075

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$2.44	$1.56	$1.52
Discontinued operations	$0.02	$0.06	$(5.01)
Net income (loss) (1)	$2.47	$1.62	$(3.49)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$2.27	$1.44	$1.47
Discontinued operations	$0.02	$0.06	$(4.86)
Net earnings (loss)	$2.29	$1.50	$(3.39)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	56	4	708
Restricted stock units	36	12	333
Warrants related to Cash Convertible Notes	—	—	7,707

(1)	Figures may not add due to rounding.

Market stock units outstanding are considered contingently issuable shares, and certain of these market stock units were excluded from the calculations of diluted earnings per share for all periods presented because the performance criteria had not been met as of the end of the reporting periods.

16.	Accumulated OCI

There were no changes in accumulated other comprehensive income (loss) (“OCI”) for the year ended December 31, 2018.  The following table summarizes the changes in accumulated OCI, net of tax, for the year ended December 31, 2017:

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

There were no reclassifications out of accumulated OCI to income from continuing operations for the years ended December 31, 2018 and 2017.

17.	Segment Disclosures and Concentrations of Risk

During 2018 and 2017, we had one operating and reportable segment. Therefore, all required segment information can be found in the consolidated financial statements. Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for 100% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2018 and 2017.

During 2018, we had three customers that each accounted for 10% or more of our revenues and individually comprised approximately 20.0%, 14.6%, and 10.0%, respectively, of our revenues for 2018.  No other customer accounted for 10% or more of our revenues in 2018. In addition, at December 31, 2018, we had two customers that each accounted for 10% of more of our accounts receivable, net and individually comprised approximately 26% and 13%, respectively, of our accounts receivable, net at December 31, 2018.

During 2017, we had two customers that each accounted for 10% or more of our revenues and individually comprised approximately 20.3% and 17.4%, respectively, of our revenues for 2017. No other customer accounted for 10% or more of our revenues in 2017. In addition, at December 31, 2017, we had two customers that each accounted for 10% of more of our accounts receivable, net and individually comprised approximately 31% and 11%, respectively, of our accounts receivable, net at December 31, 2017.

18.	Pending Acquisition of Nutrisystem

On December 9, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nutrisystem, Inc. (“Nutrisystem”) and Sweet Acquisition, Inc., a wholly-owned subsidiary of Tivity Health (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Nutrisystem, with Nutrisystem surviving as a wholly-owned subsidiary of Tivity Health (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $.001 per share, of Nutrisystem issued and outstanding immediately prior to the Effective Time (other than shares as to which appraisal rights have been properly exercised and certain other excluded shares) will be converted into the right to receive (i) $38.75 in cash, without interest, and (ii) 0.2141 shares of common stock of Tivity Health, with cash payable in lieu of fractional shares of common stock of Tivity Health.  The Merger is expected to be completed during the first quarter of 2019 and is subject to the satisfaction of customary closing conditions including the adoption of the Merger Agreement by Nutrisystem’s stockholders.

In connection with the Merger Agreement, on December 9, 2018, Tivity Health entered into a debt commitment letter and corresponding fee letters (the “Debt Commitment Letter”) with Credit Suisse AG (“CS”), and Credit Suisse Loan Funding LLC (“CSLF”). On December 21, 2018, December 26, 2018, December 27, 2018, December 31, 2018 and January 4, 2019, the Debt Commitment Letter was amended to add SunTrust Robinson Humphrey, Inc. (“STRH”), SunTrust Bank (“SunTrust”), Citigroup Global Markets Inc., on behalf of itself and Citibank, N.A., Citicorp USA, Inc., Citicorp North America, Inc. and affiliates thereof, (“CGMI”), Citizens Bank, N.A. (“Citizens”), Fifth Third Bank (“Fifth Third”), Regions Bank (“Regions Bank”), Regions Capital Markets, a division of Regions Bank, (“Regions Capital Markets”), and Goldman Sachs Bank USA, together with its affiliates, including Goldman Sachs Lending Partners LLC, (“GS,” and collectively with CS, CSLF, STRH, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank, Regions Capital Markets and each of their respective affiliates, the “Commitment Parties”), as Commitment Parties under the Debt Commitment Letter and to adjust correspondingly each Commitment Party’s commitment with respect to the financing contemplated thereby.

Under the Debt Commitment Letter, among other things, CSLF, STRH, CGMI, Citizens, Fifth Third, Regions Capital Markets and GS have committed to arrange, and CS, SunTrust, CGMI, Citizens, Fifth Third, Regions Bank and GS have committed to provide, subject to terms and conditions set forth in the Debt Commitment Letter, a senior secured term loan facility in an aggregate principal amount of $1,210,000,000 and a senior secured revolving credit facility in an aggregate principal amount of $125,000,000 (collectively, the “Financing”). The Financing will be secured by a first priority security interest and lien on substantially all of the assets of Tivity Health and its wholly-owned material domestic subsidiaries.

The Commitment Parties’ commitments pursuant to the Debt Commitment Letter are subject to various conditions, including consummation of the Merger in accordance with the Merger Agreement; the negotiation and execution of definitive documentation consistent with the Debt Commitment Letter; delivery of certain audited, unaudited and pro forma financial statements; the absence of a material adverse effect on Nutrisystem after December 9, 2018; the accuracy of representations and warranties of Nutrisystem in the Merger Agreement and specified representations and warranties of Tivity Health to be set forth in the definitive loan documents; the repayment of all outstanding indebtedness and other obligations of Tivity Health and Nutrisystem under their existing credit facilities; and other customary closing conditions.

19.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2018	First	Second	Third	Fourth (1)
Revenues	$149,930	$151,865	$151,467	$153,037
Gross margin	40,678	41,848	43,349	43,601
Income before income taxes	28,493	30,352	34,386	31,717
Income from continuing operations	21,336	22,683	25,357	28,526
Income from discontinued operations, net of income tax	—	901	—	—
Net income	21,336	23,584	25,357	28,526

Earnings per share – basic:
Continuing operations (2)	$0.54	$0.57	$0.63	$0.70
Discontinued operations (2)	$—	$0.02	$—	$—
Net income (2) (3)	$0.54	$0.59	$0.63	$0.70

Earnings per share – diluted:
Continuing operations (2)	$0.49	$0.52	$0.59	$0.67
Discontinued operations (2)	$—	$0.02	$—	$—
Net income (2) (3)	$0.49	$0.54	$0.59	$0.67

(In thousands, except per share data)

Year Ended December 31, 2017	First	Second	Third	Fourth (4)
Revenues	$140,970	$138,914	$137,703	$139,354
Gross margin	37,914	39,195	42,465	38,970
Income before income taxes	24,852	26,800	30,289	22,843
Income from continuing operations	15,481	17,240	19,886	8,624
Income (loss) from discontinued operations, net of income tax	(220)	(3,673)	6,519	(141)
Net income	15,261	13,567	26,405	8,483

Earnings (loss) per share – basic:
Continuing operations (2)	$0.40	$0.44	$0.50	$0.22
Discontinued operations (2)	$(0.01)	$(0.09)	$0.17	$(0.00)
Net income (2) (3)	$0.39	$0.35	$0.67	$0.21

Earnings (loss) per share – diluted:
Continuing operations (2)	$0.38	$0.41	$0.46	$0.20
Discontinued operations (2)	$(0.01)	$(0.09)	$0.15	$0.00
Net income (2) (3)	$0.38	$0.32	$0.61	$0.20

(1)

During the fourth quarter of 2018, we incurred $3.3 million of project costs in connection with potential and pending acquisitions, which were recorded to selling, general, and administrative expenses.  In addition, our effective tax rate for the fourth quarter of 2018 of 10.1% was lower than our statutory rate primarily due to positive tax benefits of $4.6 million related to the vesting of stock-based compensation awards during the quarter.

(2)

We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive securities outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(3)	Figures may not add due to rounding.

(4)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2018, has issued an attestation report on the Company's internal control over financial reporting, which is included in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Section 16(a) Beneficial Reporting Compliance" in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this report, under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2018, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	747	$17.83	1,173
Equity compensation plans not approved by stockholders	—	—	—
Total	747	$17.83	1,173

(1)	Represents 431,000 stock options, 271,000 restricted stock units, and 45,000 market stock units outstanding under the Company’s Amended and Restated 2014 Stock Incentive Plan.
(2)

The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested restricted stock units and market stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 4.4 years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019 and is incorporated herein by reference.

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

2.1

Membership Interest Purchase Agreement dated July 27, 2016 by and among Sharecare, Inc., Healthways SC, LLC and Healthways, Inc. [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 2, 2016, File No. 000-19364]

2.2

Agreement and Plan of Merger, dated as of December 9, 2018, by and among the Company, Nutrisystem, Inc. and Sweet Acquisition, Inc. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 10, 2018, File No. 000-19364]

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

3.4	Second Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 10, 2017, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

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

10.11	Revolving Credit and Term Loan Agreement dated April 21, 2017 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2017, File No. 000-19364]

10.12

Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.13

Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.14

Call Option Transaction Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.15

Amendment to Call Option Transaction Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. Internal plc [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.16

Base Warrants Confirmation dated as of July 1, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.17

Additional Warrants Confirmation dated as of July 11, 2013 between the Company and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.18

Base Warrants Confirmation dated as of July 1, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 8, 2013, File No. 000-19364]

10.19

Additional Warrants Confirmation dated as of July 11, 2013 between the Company and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 16, 2013, File No. 000-19364]

10.20

Amendment to Warrants Transaction, dated as of September 25, 2018, between Tivity Health, Inc. and JPMorgan Chase Bank, National Association, London Branch [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2018, File No. 000-19364]

10.21

Amendment to Warrants Transaction, dated as of September 26, 2018, between Tivity Health, Inc. and Morgan Stanley & Co. International plc [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2018, File No. 000-19364]

Management Contracts and Compensatory Plans

10.22

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

10.26	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.27	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.28

Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.29

Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.25 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.30

Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.31

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.32

Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.33

Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.34

Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.35

Form of Restricted Stock Unit Award Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.29 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.36

Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.37

Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.38

Form of Non-Qualified Stock Option Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.39

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.40

Form of Restricted Stock Unit Award Agreement (for Executive Officers) for November 1, 2016 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.46 to Form 10-K of the Company's fiscal year ended December 31, 2016, File No. 000-19364]

10.41

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.42

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2016, File No. 000-19364]

10.43

Form of Restricted Stock Unit Award Agreement (for Executive Officers) One-Year Cliff Vesting under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.44

Tivity Health, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration No. 333-204313]

10.45

Form of Restricted Stock Unit Award Agreement (for Executive Officers) for July 1, 2015 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2015, File No. 000-19364]

10.46

Employment Agreement, dated August 3, 2015, between Healthways, Inc. and Donato Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.47	Form of Restricted Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.48	Form of Market Stock Unit Award Agreement for Mr. Tramuto [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015, File No. 000-19364]

10.49

Form of Market Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan for September 24, 2015 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.50

Revised Form of Market Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan for September 24, 2015 [incorporated by reference to Exhibit 10.70 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.51

Form of Market Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan for March 31, 2016 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended March 31, 2016, File No. 000-19364]

10.52

Form of Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.53

Revised Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.73 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.54	Form of Director Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2016, File No. 000-19364]

10.55

Employment Agreement, dated May 22, 2017, between Tivity Health, Inc. and Adam C. Holland [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2017, File No. 000-19364]

10.56

Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2018, File No. 000-19364]

10.57

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2018, File No. 000-19364]

10.58

Offer of Employment Letter between the Company and Ryan Wagers dated as of September 14, 2018 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2018, File No. 000-19364]

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

TIVITY HEALTH, INC.

February 26, 2019	By:	/s/ Donato J. Tramuto
Donato J. Tramuto Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donato J. Tramuto	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Donato J. Tramuto

/s/ Adam C. Holland	Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Adam C. Holland

/s/ Ryan Wagers	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Ryan Wagers

/s/ Kevin G. Wills	Chairman of the Board and Director	February 26, 2019
Kevin G. Wills

/s/ Sara J. Finley	Director	February 26, 2019
Sara J. Finley

/s/ Beth M. Jacob	Director	February 26, 2019
Beth M. Jacob

/s/ Archelle Georgiou, M.D.	Director	February 26, 2019
Archelle Georgiou, M.D.

/s/ Robert J. Greczyn, Jr.	Director	February 26, 2019
Robert J. Greczyn, Jr.

/s/ Peter A. Hudson, M.D.	Director	February 26, 2019
Peter A, Hudson, M.D.

/s/ Bradley S. Karro	Director	February 26, 2019
Bradley S. Karro

/s/ Paul H. Keckley	Director	February 26, 2019
Paul H. Keckley, Ph.D.

/s/ Lee A. Shapiro	Director	February 26, 2019
Lee A. Shapiro