Form 10-Q
period 2019-03-31
TIVITY HEALTH, INC.
filed 2019-05-09
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock - $.001 par value	TVTY	The Nasdaq Stock Market LLC

As of April 30, 2019, there were outstanding 47,702,306 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$18,788	$1,933
Accounts receivable, net	120,800	67,139
Inventories	32,469	—
Prepaid expenses	13,116	3,655
Income taxes receivable	2,518	720
Other current assets	5,658	4,658
Total current assets	193,349	78,105

Property and equipment, net of accumulated depreciation of $32,927 and $30,711 respectively	47,985	16,341
Right-of-use assets	46,747	—
Intangible assets, net	975,729	29,049
Goodwill, net	780,351	334,680
Other long-term assets	26,427	23,904
Total assets	$2,070,588	$482,079

Current liabilities:
Accounts payable	$88,083	$29,103
Accrued salaries and benefits	8,696	6,512
Accrued liabilities	51,576	42,563
Deferred revenue	16,129	582
Income taxes payable	493	—
Current portion of debt	44,900	57
Current portion of lease liabilities	14,808	—
Current portion of long-term liabilities	1,455	2,255
Total current liabilities	226,140	81,072

Long-term debt	1,066,940	30,589
Long-term lease liabilities	35,166	—
Long-term deferred tax liability	225,039	319
Other long-term liabilities	139	1,098

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 47,679,712 and 41,049,418 shares outstanding, respectively	47	41
Additional paid-in capital	491,548	347,487
Retained earnings	53,751	49,655
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Total stockholders' equity	517,164	369,001
Total liabilities and stockholders' equity	$2,070,588	$482,079

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$214,094	$149,930
Cost of revenue (exclusive of depreciation and amortization of $2,008 and $975, respectively, included below)	140,338	105,396
Marketing expenses	24,149	2,887
Selling, general and administrative expenses	27,186	8,577
Depreciation and amortization	3,582	1,123
Restructuring and related charges	1,591	—
Operating income	17,248	31,947

Interest expense	7,666	3,454
Income before income taxes	9,582	28,493

Income tax expense	5,368	7,157
Net income	4,214	21,336

Earnings per share:
Basic	$0.10	$0.54
Diluted	$0.10	$0.49

Comprehensive income	$4,214	$21,336

Weighted average common shares and equivalents:
Basic	42,745	39,783
Diluted	43,183	43,589

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$4,214	$21,336
Other comprehensive income	—	—
Comprehensive income	$4,214	$21,336

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2019

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$271,953
Comprehensive income	—	—	—	21,336	—	21,336
Exercise of stock options	—	—	770	—	—	770
Tax withholding for share-based compensation	—	—	(894)	—	—	(894)
Share-based employee compensation expense	—	—	1,410	—	—	1,410
Balance, March 31, 2018	$—	$40	$350,529	$(27,812)	$(28,182)	$294,575

Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$369,001
Comprehensive income	—	—	—	4,214	—	4,214
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	132,838
Share-based compensation replacement awards related to Merger and attributable to pre-combination services	—	—	9,107	—	—	9,107
Exercise of stock options	—	—	234	—	—	234
Tax withholding for share-based compensation	—	—	(342)	—	—	(342)
Share-based employee compensation expense	—	—	2,359	—	—	2,359
Other	—	—	(129)	(118)	—	(247)
Balance, March 31, 2019	$—	$47	$491,548	$53,751	$(28,182)	$517,164

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,214	$21,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,582	1,123
Amortization and write-off of deferred loan costs	900	522
Amortization of debt discount	389	2,044
Share-based employee compensation expense	2,359	1,410
Deferred income taxes	4,355	7,090
Increase in accounts receivable, net	(31,123)	(12,712)
Decrease in inventory	6,025	—
Decrease in other current assets	168	2,037
Increase (decrease) in accounts payable	6,555	(916)
Decrease in accrued salaries and benefits	(767)	(9,007)
Increase (decrease) in other current liabilities	5,576	(1,185)
Increase in deferred revenue	2,309	—
Other	660	625
Net cash flows provided by operating activities	$5,202	$12,367

Cash flows from investing activities:
Acquisition of property and equipment	$(3,898)	$(1,946)
Business acquisitions, net of cash acquired	(1,062,818)	—
Net cash flows used in investing activities	$(1,066,716)	$(1,946)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,274,925	$8,400
Payments of long-term debt	(167,134)	(8,793)
Payments related to tax withholding for share-based compensation	(342)	(894)
Exercise of stock options	234	771
Deferred loan costs	(30,189)	—
Change in cash overdraft and other	891	378
Net cash flows provided by (used in) financing activities	$1,078,385	$(138)

Effect of exchange rate changes on cash	$(16)	$69

Net increase in cash and cash equivalents	$16,855	$10,352

Cash and cash equivalents, beginning of period	$1,933	$28,440

Cash and cash equivalents, end of period	$18,788	$38,792

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health®, Inc. and its wholly-owned subsidiaries, including the results of Nutrisystem®, Inc. (“Nutrisystem”) acquired on March 8, 2019, (collectively, “Tivity Health,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.  Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 through March 31, 2019.  We have reclassified certain items in prior periods to conform to current classifications.

Following the acquisition of Nutrisystem, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers senior fitness, Prime Fitness and WholeHealth LivingTM.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes the Nutrisystem® and the South Beach Diet® products.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes.  You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

2.	Business Combinations

On December 9, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nutrisystem, a provider of weight management products and services, and Sweet Acquisition, Inc., a wholly-owned subsidiary of Tivity Health (“Merger Sub”). The Merger Agreement provided that Merger Sub would merge with and into Nutrisystem, with Nutrisystem surviving as a wholly-owned subsidiary of Tivity Health (the “Merger”).  The Merger was completed on March 8, 2019 (“Closing”).  At Closing, except for certain excluded shares, each share of Nutrisystem common stock outstanding immediately prior to Closing was converted into the right to receive $38.75 in cash, without interest, and 0.2141 of a share of Tivity Health Common Stock (“Exchange Ratio”) (with cash payable in lieu of any fractional shares).  Nutrisystem shares excluded from the conversion were those shares held by Nutrisystem as treasury stock and shares with respect to which appraisal rights have been properly exercised in accordance with the General Corporation Law of the State of Delaware.

The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support overall health and wellness and to address weight management, chronic conditions, and social isolation.  The fair value of consideration transferred at Closing was $1.3 billion (“Merger Consideration”), which includes cash consideration, the fair value of the stock consideration, and the fair value of the consideration for Nutrisystem equity awards assumed by Tivity Health that related to pre-combination services (see Note 8). The following table summarizes the components of the Merger Consideration:

(In thousands)
Cash paid for outstanding Nutrisystem shares (1)	$1,138,143
Value of Tivity Health Common Stock issued in the merger (2)	132,838
Value of Nutrisystem stock options (3)	6,020
Value of Tivity Health replacement awards attributable to pre-combination service (4)	9,107
Total Merger Consideration	$1,286,108

(1)

Represents the total cash paid to former Nutrisystem stockholders as cash consideration.  This amount is based on the 29,370,594 shares of Nutrisystem common stock issued and outstanding as of Closing and cash consideration of $38.75 per share, plus cash payable in lieu of fractional shares.

(2)

Represents the fair value of 6.3 million shares of Tivity Health Common Stock issued for outstanding Nutrisystem shares as stock consideration.  This amount is based on (a) 29,370,594 Nutrisystem common shares issued and outstanding as of Closing, times (b) the Exchange Ratio of 0.2141, times (c) $21.12, which is equal to the volume-weighted averages of the trading price per share of our Common Stock for the five consecutive trading days up to and including March 6, 2019.

(3)

Represents the fair value of the cash consideration paid for the net settlement of approximately 204,000 Nutrisystem stock options vested and outstanding as of the closing date.  In accordance with the Merger Agreement, each vested and outstanding Nutrisystem stock option was cancelled, and the holder received a cash payment per option equal to approximately $43.27 minus the applicable exercise price of the stock option.

(4)

Unvested restricted stock awards and performance stock units held by Nutrisystem employees were assumed by Tivity Health and converted into time-vesting restricted stock awards and time-vesting restricted stock units, respectively (“Replacement Awards”).  The value in the table represents the portion of the fair value of the Replacement Awards that relates to pre-combination services.

We performed a valuation analysis of the fair market value of Nutrisystem’s assets and liabilities as of Closing. The following table sets forth an allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill.  This allocation of the Merger Consideration may be subject to revision if new facts and circumstances arise over the measurement period, which may extend up to one year from Closing.

(In thousands)
Cash, cash equivalents, and short-term investments	$81,217
Accounts receivable	22,639
Inventory	38,494
Prepaid expenses and other current assets	12,345
Property and equipment	31,233
Right-of-use assets	22,145
Intangible assets	948,000
Other assets/liabilities	7,161
Accounts payable	(58,253)
Accrued salaries and benefits and other liabilities	(8,695)
Deferred revenue	(13,339)
Lease liabilities	(22,145)
Deferred tax liabilities, net	(220,365)
Total identifiable assets and liabilities acquired	$840,437
Goodwill (1)	445,671
Total Merger Consideration	$1,286,108

(1)

Goodwill represents the excess of merger consideration over the preliminary fair value of the underlying assets acquired and liabilities assumed.  Goodwill is attributable to the assembled workforce of experienced personnel at Nutrisystem and synergies expected to be achieved from the combined operations of Tivity Health and Nutrisystem.

We consolidated Nutrisystem’s operating results into our financial statements beginning on March 8, 2019.  Refer to Note 16 for revenue and profit recognized from the Nutrition segment during the three months ended March 31, 2019.

The following financial information presents the pro forma combined company results as if the acquisition of Nutrisystem had occurred on January 1, 2018:

(In thousands)	Three Months Ended March 31,
	2019	2018
Revenue	$347,542	$360,860
Net loss	$(4,635)	$(29,842)

The above pro forma results are based on assumptions and estimates, which we believe to be reasonable.  They are not the operating results that would have been realized had the acquisition actually closed on January 1, 2018 and are not necessarily indicative of our ongoing combined operating results.  The pro forma results include adjustments related to purchase accounting, acquisition and integration costs, financing, and amortization of intangible assets.  Material non-recurring pro forma adjustments reflected in the pro forma results for the three months ended March 31, 2019 include: (1) the operating results of Nutrisystem from January 1, 2019 to March 7, 2019, (2) acquisition, integration, and restructuring costs decrease of $33.4 million, and (3) income tax expense decrease of $2.7 million (see Note 9). For the three months ended March 31, 2018, material non-recurring pro forma adjustments reflected in the pro forma results include: (1) cost of revenue increase of $2.8 million due to the purchase accounting mark-up of inventory, (2) acquisition, integration, and restructuring costs increase of $38.7 million, and (3) income tax increase of $2.7 million (see Note 9).

3.	Recent Relevant Accounting Standards

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASC 842”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position.  We elected to recognize the cumulative effect of initially applying the standard as an adjustment to beginning retained earnings as of January 1, 2019.  The significant majority of our leases are classified as operating leases.  As of January 1, 2019, we recognized a right-of-use asset of $27.0 million and lease liabilities of $29.7 million.  On March 8, 2019, we assumed existing leases from Nutrisystem and recognized additional right-of-use assets and lease liabilities of $22.1 million each.  In addition, we elected the following practical expedients available under ASC 842: (1) the package of practical expedients whereby we are not required to reassess upon adoption of ASC 842 (a) whether a contract is or contains a lease, (b) lease classification, and (c) initial direct costs (ASC 842-10-65-1(f)); and (2) the short-term lease measurement and recognition exemption (ASC 842-20-25-2). ASC 842 also requires significant new disclosures about leasing activity.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement. This standard is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements and related disclosures.

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

4.	Revenue Recognition

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

Healthcare Segment

Our Healthcare segment earns revenue from three programs, SilverSneakers® senior fitness, Prime® Fitness and WholeHealth LivingTM.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers, commercial health plans, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three months ended March 31, 2019 from performance obligations satisfied in a prior period.

Our fees within the Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

Our Healthcare segment’s customer contracts include variable consideration, which is allocated to each distinct month over the contract term based on eligible members and/or member visits each month.  The allocated consideration corresponds directly with the value to our customers of our services completed for the month.  Under the majority of our Healthcare segment’s contracts, we recognize revenue each month using the practical expedient available under ASC 606-10-55-18, which provides that revenue is recognized in the amount for which we have the right to invoice.

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.

The following table sets forth Healthcare revenue disaggregated by program.  Revenue from our SilverSneakers program is predominantly contracted with Medicare Advantage and Medicare Supplement plans.

(In thousands)	Three Months Ended March 31,
	2019	2018
SilverSneakers	$123,024	$120,925
Prime Fitness	28,743	24,734
WholeHealth Living	4,575	4,217
Other	185	54
	$156,527	$149,930

Sales and usage-based taxes are excluded from revenues.

Nutrition Segment

Our Nutrition segment earns revenue from four sources: direct to consumer, retail, QVC and other.  Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties.  As explained in more detail below, revenue is recognized upon satisfaction of the performance obligation by transferring control over a product to a Nutrition segment customer.  Direct-mail advertising costs are expensed as incurred.  We recognize an asset for the carrying amount of product to be returned and for costs to obtain a contract if the amortization is more than one year in duration.  We expense costs to obtain a contract as incurred if the amortization period is less than one year.

We sell pre-packaged foods directly to weight loss program participants primarily through the Internet and telephone (referred to as the direct to consumer channel), through QVC (a television shopping network), and select retailers. Pre-packaged foods include both frozen and non-frozen (ready-to-go), shelf-stable products.

Products sold through the direct to consumer channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which Nutrition segment customers pay at the point of sale. Products sold through QVC are payable by QVC upon our shipment of the product to the end consumer. For both the direct to consumer channel and QVC, we recognize revenue at a point in time, i.e., at the shipping point.  Direct to consumer customers may return unopened ready-to-go products within 30 days after purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days after delivery.

Products sold to retailers include both frozen and non-frozen products and are payable by the retailer upon receipt. We recognize revenue at a point in time, i.e., when the retailers take possession of the product. Certain retailers have the right to return unsold products.

We account for the shipment of frozen and non-frozen, ready-to-go products as separate performance obligations. The consideration, including variable consideration for product returns, is allocated between frozen and non-frozen products based on their standalone selling prices. The amount of revenue recognized is adjusted for expected returns, which are estimated based on historical data.

In addition to our pre-packaged foods, we sell prepaid gift cards through a wholesaler that are redeemable through the Internet or telephone. Prepaid gift cards represent grants of rights to goods to be provided in the future to gift card buyers. The wholesaler has the right to return all unsold prepaid gift cards. The wholesaler’s retail selling price of the gift cards is deferred in the balance sheet and recognized as revenue when we have satisfied our performance obligation, i.e., when a gift card holder redeems the gift card with us. We recognize breakage amounts (the estimated amount of unused gift cards) as revenue, in proportion to the actual gift card redemptions exercised by gift card holders in relation to the total expected redemptions of gift cards. We utilize historical experience in estimating the total expected breakage and period over which the gift cards will be redeemed.

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $1.8 million for the three months ended March 31, 2019.

The following table sets forth Nutrition segment revenue disaggregated by the source of revenue:

(In thousands)	Three Months Ended March 31,
2019
Direct to consumer	$52,654
Retail	4,304
QVC	522
Other	87
$57,567

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	March 31, 2019
Contract assets	$480
Contract liabilities	$14,997

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

Three Months Ended March 31,
(In thousands)	2019
Revenue recognized that was included in the contract liability (deferred revenue) balance on March 8, 2019	$(2,752)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$4,409

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
Remaining 2019	$10,665
2020	1,303
2021	665
$12,633

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2019 was $1.4 million.   The reserve for estimated returns incurred but not received and processed was $1.3 million at March 31, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

5.	Inventories

Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, our ability to introduce new products, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $1.3 million at March 31, 2019.

6.	Intangible Assets and Goodwill

We amortize intangible assets subject to amortization on a straight-line basis over the applicable useful lives of the identifiable assets.  In connection with our acquisition of Nutrisystem on March 8, 2019, we recorded the following amounts of intangible assets and goodwill.  All of the goodwill was recorded to the Nutrition segment, and none of the goodwill is deductible for tax purposes.

(In thousands)	Fair Value	Estimated Useful Life (in years)

Intangible assets subject to amortization:
Tradename - South Beach Diet	9,000	15
Customer list	125,000	7
Retail customer relationship	8,000	10
Noncompetition agreements	6,000	5
Subtotal	$148,000

Intangible assets not subject to amortization:
Tradename - Nutrisystem	800,000	n/a
Total intangible assets	$948,000

Goodwill	445,671	n/a

In addition, as of March 31, 2019, there was $334.7 million of goodwill and $29.0 million of intangible assets not subject to amortization allocated to the Healthcare segment.

The change in the carrying amount of goodwill during the three months ended March 31, 2019 was as follows:

(In thousands)
Balance, January 1, 2019	$334,680
Acquisition of Nutrisystem	445,671
Balance, March 31, 2019	$780,351

7.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities.  For the three months ended March 31, 2019, media expense was $20.3 million.  Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At March 31, 2019, $1.4 million of costs have been prepaid for future advertisements and promotions.

Prior to the acquisition of Nutrisystem, Tivity Health historically classified marketing expenses within cost of revenue and selling, general, and administrative expenses, while Nutrisystem presented marketing expenses in a separate line item.  Because marketing expense is material to the combined company and for purposes of comparability, we have reclassified historical Tivity Health marketing expenses to a separate line for the three months ended March 31, 2019 and 2018.

8.	Share-Based Compensation

We currently have five types of share-based awards outstanding to our employees and directors: stock options, restricted stock awards, restricted stock units, performance stock units, and market stock units. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders. Each of these award types generally vests over three or four years.

During the three months ended March 31, 2019, we granted the following awards to employees of Nutrisystem in replacement of their unvested equity awards as of Closing (“Replacement Awards”): (i) approximately 258,000 time-vesting restricted stock awards at a fair value of $19.42 per share and (ii) approximately 919,000 time-vesting restricted stock units at a fair value of $19.42 per share.  Approximately $9.1 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Nutrisystem (see Note 2).  Post-combination expense related to the Replacement Awards of approximately $13.7 million is expected to be recognized over the remaining post-combination requisite service period.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three months ended March 31, 2019, we recognized total share-based compensation costs of $2.4 million, including $0.1 million recorded to restructuring and related charges.  For the three months ended March 31, 2018, we recognized total share-based compensation costs of $1.4 million.  We account for forfeitures as they occur.

A summary of our stock options as of March 31, 2019 and the changes during the three months then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	431	$17.83
Granted	—	—
Exercised	(35)	10.70
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2019	396	$18.46	4.4	$1,262
Exercisable at March 31, 2019	316	$13.57	3.3	$1,262

The following table shows a summary of our restricted stock awards as of March 31, 2019, as well as activity during the three months then ended:

Restricted Stock Awards
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	—	—
Replacement Awards	258	19.42
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2019	258	$19.42

The following table shows a summary of our restricted stock units as of March 31, 2019, as well as activity during the three months then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	271	$24.07
Granted	141	19.42
Replacement Awards	919	19.42
Vested	(68)	11.42
Forfeited	—	—
Nonvested at March 31, 2019	1,263	$20.84

The following table shows a summary of our performance stock units as of March 31, 2019, as well as activity during the three months then ended:

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	103	19.42
Vested	—
Forfeited	—
Nonvested at March 31, 2019	103	$19.42

The following table shows a summary of our market stock units as of March 31, 2019, as well as activity during the three months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	45	$18.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2019	45	$18.25

9.	Income Taxes

For the three months ended March 31, 2019 and March 31, 2018, we had an effective income tax rate from continuing operations of 56.0% and 25.1%, respectively.  Upon Closing of the Merger, we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million. In addition, we recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.  These adjustments increased our income tax expense for the three months ended by March 31, 2019 by approximately $2.7 million.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2015 to present.

10.  Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective approach. Therefore, the comparative information for periods ended prior to January 1, 2019 was not restated. Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet. We recognize lease expense for these short-term leases on a straight-line basis over the lease term. With the exception of one finance lease related to office equipment, all of our leases are classified as operating leases.  We maintain lease agreements principally for our office spaces and certain equipment. In addition, certain of our contracts, such as those with our fulfillment vendor related to our warehouse space or contracts with certain equipment vendors, contain embedded leases.  We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability.  In the aggregate, our leases generally have remaining lease terms of one to six years, some of which include options to extend the lease for additional periods.  Such extension options were not considered in the value of the right-of-use asset or lease liability since it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and nonlease components would be achieved using relative standalone selling prices.

Upon adoption of ASC 842, we determined our estimated discount rate for existing leases as of January 1, 2019 based on the incremental borrowing rate that most closely aligned with the remaining lease term and payment schedule, as provided by our financial institution.  The discount rate for leases in the Nutrition segment was estimated as of the Closing date of the Merger.

The following table shows the right-of-use assets and lease liabilities recorded on the balance sheet:

March 31, 2019
(In thousands)
Right-of-use assets:
Operating	$46,578
Finance	169
Total leased assets	$46,747

Lease liabilities:
Current
Operating	$14,762
Finance	46
Non-current
Operating	$35,043
Finance	123
Total lease liabilities	$49,974

The following table shows the components of lease expense:

Three Months Ended March 31,
(In thousands)	2019
Finance lease cost:
Amortization of leased assets	$12
Interest of lease liabilities	2
Operating lease cost	2,716
Short-term lease cost	33
Total lease cost before subleases	$2,763
Sublease income	(1,344)
Total lease cost, net	$1,419

The following provides information related to the lease term and discount rate as of March 31, 2019:

Weighted Average Remaining Lease Term (years)
Operating leases	3.6
Finance leases	3.3

Weighted Average Discount Rate
Operating leases	5.4%
Finance leases	4.4%

As of March 31, 2019, maturities of lease liabilities for each of the next five years and thereafter were as follows.

	Operating Leases			Financing
(In thousands)	Lease Payments	Sublease Receipts	Net	Leases
Remaining 2019	$12,896	$(4,233)	$8,663	$39
2020	14,828	(5,667)	9,161	52
2021	13,361	(5,699)	7,662	52
2022	11,339	(5,732)	5,607	39
2023	1,947	(956)	991	—
2024 and thereafter	379	—	379	—
Total lease payments	54,750	$(22,287)	$32,463	182
Less: interest	(4,945)			(13)
Present value of lease liabilities	$49,805			$169

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31,
(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(1,547)
Operating cash flow attributable to finance leases	(2)
Financing cash flows attributable to finance leases	(11)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	48,972
Right-of-use assets obtained in exchange for finance lease liabilities (1)	181

(1) No new leases were entered into during the three months ended March 31, 2019.  Amounts shown are due to the adoption of ASC 842 and reflect balances as of January 1, 2019 for the Healthcare segment and as of March 8, 2019 for the Nutrition segment (i.e., the date of our acquisition of Nutrisystem).

As of December 31, 2018, future minimum lease payments, net of total cash receipts from subleases of $23.7 million, under all non-cancelable operating leases for each of the next five years and thereafter were as follows.  As of December 31, 2018, future minimum lease payments under capital leases were not material.

(In thousands)	Operating
Year ending December 31,	Leases
2019	$4,022
2020	2,040
2021	910
2022	827
2023	136
2024 and thereafter	—
Total minimum lease payments	$7,935

11.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Term Loan A	$341,000	$—
Term Loan B	824,000	—
Delayed draw term loan	—	25,000
Revolving credit facility	—	5,450
Capital lease obligations and other (1)	—	196
	1,165,000	30,646
Less: deferred loan costs and original issue discount ("OID")	(53,160)	—
	1,111,840	30,646
Less: current portion	(44,900)	(57)
	$1,066,940	$30,589

(1)

Prior to the adoption of ASC 842 on January 1, 2019, our capital leases were recorded as part of debt.  Beginning on January 1, 2019, they are classified as financing leases under ASC 842 and are recorded as part of lease liabilities.

Credit Facility

In connection with the consummation of the Merger, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swing line lender (“SunTrust”). The Credit Agreement replaced our prior Revolving Credit and Term Loan Agreement, dated April 21, 2017 (the “Prior Credit Agreement”), with a group of lenders and SunTrust, as administrative agent. The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

We used the proceeds of the Term Loans, borrowings under the Revolving Credit Facility and cash on hand to pay the Merger Consideration, to repay all of the outstanding indebtedness under the Prior Credit Agreement and all outstanding indebtedness of Nutrisystem under its credit agreement, and to pay transaction costs and expenses. Proceeds of the Revolving Credit Facility also may be used for general corporate purposes of the Company and its subsidiaries.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntarily prepayments of borrowings under the Term Loans at any time without penalty.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.

The Credit Agreement also provides for annual commitment fees ranging between 0.250% and 0.500% of the unused commitments under the Revolving Credit Facility, depending on our total net leverage ratio, and annual letter of credit fees on the daily outstanding availability under outstanding letters of credit at the applicable LIBOR margin for the Revolving Credit Facility, depending on our total net leverage ratio.

Extensions of credit under the Credit Agreement are secured by guarantees from substantially all of the Company’s active material domestic subsidiaries and by security interests in substantially all of Company’s and such subsidiaries’ assets.

The Credit Agreement contains a financial covenant that requires us to maintain specified maximum ratios or levels of consolidated total net debt to EBITDA, calculated as provided in the Credit Agreement. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on the Company and certain of the Company’s subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions;

loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

Warrants

In July 2013, we sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our Common Stock. The Warrants are call options with an initial strike price of approximately $25.95 per share.  Since October 1, 2018, the Warrants have been subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants are subject to automatic exercise on each trading day).  The Warrants are net share settled by our issuing a number of shares of our Common Stock per Warrant with a value corresponding to the excess of the market price per share of our Common Stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share is less than the applicable strike price of the Warrants on any given exercise date, then the warrants subject to automatic exercise on such exercise date are not exercised but instead expire.  The Warrants meet the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments have been determined to be indexed to our own stock and meet the criteria for equity classification under ASC Topic 815, the Warrants have been accounted for as an adjustment to our additional paid-in-capital.  During the three months ended March 31, 2019, we did not issue any shares of Common Stock related to the automatic exercise of the Warrants due to the market price per share of our Common Stock being less than the applicable strike price of the Warrants on each exercise date during such time period.

When the market price per share of our Common Stock exceeds the strike price of the Warrants, the Warrants have a dilutive effect on net income per share, and the “treasury stock” method is used in calculating the dilutive effect on earnings per share.  See Note 15 for additional information on such dilutive effect.

12.	Commitments and Contingencies

Weiner, Denham, Allen, and Witmer Lawsuits

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of Common Stock dropped on that same day. In connection with the United Press Release, four lawsuits have been filed against the Company as described below.  We are currently not able to predict the probable outcome of these matters or to reasonably estimate a range of potential losses, if any.  We intend to vigorously defend ourselves against all four complaints.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s Common Stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.  On August 3, 2018, the Company filed a motion to dismiss the first amended complaint and a memorandum in support of a motion to dismiss seeking dismissal on grounds that the first amended complaint fails to plead any actionable statement or omission (the “Motion to Dismiss”).  On March 18, 2019, the Court denied the Company’s Motion to Dismiss.  On April 1, 2019, the Company filed a motion for reconsideration asking the Court to reconsider its denial of the Motion to Dismiss.  On April 15, 2019, the Court ordered plaintiff to respond to the substantive issues raised in the Company’s Motion to Dismiss.

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

On August 24, 2018, Andrew H. Allen, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company’s chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, together with nine current or former directors, as defendants (the “Allen Lawsuit”).  The complaint asserts claims for breach of fiduciary duty and violations of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act against all individual defendants, largely tracking allegations in the Weiner Lawsuit and Denham Lawsuit, and breach of fiduciary duty for insider trading against a former executive who served as both chief accounting officer and interim chief financial officer and one of the directors of the Company.  The plaintiff seeks to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief, including restitution from the two defendants alleged to have engaged in insider trading from all unlawfully obtained profits.  On October 15, 2018, the Allen Lawsuit and the Denham Lawsuit were consolidated by stipulation.  On April 17, 2019, the Court entered an order approving a schedule for filing and briefing a motion to dismiss.

On March 25, 2019, Colleen Witmer, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the Chancery Court for Davidson County, Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, chief legal and administrative officer, certain current directors, and two former directors of the Company, as defendants. The complaint asserts claims for breach of fiduciary duty and unjust enrichment, largely tracking allegations in the Denham Lawsuit.  The complaint further alleges that certain defendants engaged in insider trading.  The plaintiff seeks monetary damages on behalf of the Company, restitution, certain corporate governance and internal procedural reforms, and other equitable relief.

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

13.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no assets and liabilities measured at fair value on a recurring basis at March 31, 2019 or December 31, 2018.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at March 31, 2019 was as follows:

Cash and cash equivalents – The carrying amount of $18.8 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 11), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on the last quoted price of the Term Loans through March 31, 2019. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  There was no amount outstanding under the Revolving Credit Facility as of March 31, 2019. The estimated fair value and carrying amount of outstanding borrowings under the Term Loans at March 31, 2019 were $1,146 million and $1,165 million, respectively.

14.	Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan").  To date, we have incurred restructuring charges of $1.6 million related to actions executed in the first quarter of 2019 (the “Q1 2019 Actions”), of which $1.0 million related to the Healthcare segment and $0.6 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The Q1 2019 Actions are expected to result in additional costs of $0.8 million during the second quarter of 2019, all of which relates to the Nutrition segment.   Although we expect further actions to be taken under the 2019 Restructuring Plan during the remainder of 2019 that will result in additional restructuring charges and future savings, the Q1 2019 Actions are expected to result in total annualized savings of approximately $7.2 million, with $3.5 million relating to the Healthcare segment and $3.7 million relating to the Nutrition segment.

15.	Earnings Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

(In thousands except per share data)	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$4,214	$21,336

Denominator:
Shares used for basic income per share	42,745	39,783
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	127	312
Restricted stock awards	16	—
Restricted stock units	292	405
Performance stock units	3	—
Market stock units	—	533
Warrants related to Cash Convertible Notes	—	2,556
Shares used for diluted income per share	43,183	43,589

Earnings per share:
Basic	$0.10	$0.54
Diluted	$0.10	$0.49

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	80	—
Restricted stock units	56	14

(1)	Figures may not add due to rounding.

Market stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

16. Segment Information

Following the acquisition of Nutrisystem in March 2019, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment consists of SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  The Nutrition segment provides weight management products and services.

Each segment’s profit is measured as earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding acquisition and integration costs and restructuring and related charges, as shown below:

(In thousands)
	Three Months Ended March 31, 2019
	Healthcare	Nutrition	Consolidated

Revenues	$156,527	$57,567	$214,094

Adjusted EBITDA	$26,129	$13,344	$39,473
Acquisition and integration costs			$17,052
Restructuring and related charges			1,591
Interest expense			7,666
Depreciation and amortization			3,582
Income before income taxes			$9,582

Total assets as of March 31, 2019	$456,017	$1,614,571	$2,070,588

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. (the “Company”) was founded and incorporated in Delaware in 1981.  Through our programs, which include SilverSneakers senior fitness, Prime Fitness and WholeHealth Living, we are focused on advancing health and vitality, especially in aging populations.  On March 8, 2019, we completed our acquisition of Nutrisystem, which is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.  The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support overall health and wellness and to address weight management and obesity – a major factor contributing to many chronic diseases. Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 through March 31, 2019.

Following the acquisition of Nutrisystem, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes Nutrisystem and the South Beach Diet.

As part of our Healthcare segment, the SilverSneakers senior fitness program is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass more than 16,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, speech therapy, and more.

Our Nutrition segment includes Nutrisystem and the South Beach Diet. Typically, our Nutrition segment customers purchase monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on the program they are following, with items such as fresh fruits, fresh vegetables, lean protein and dairy. Most Nutrition segment customers order on an auto-delivery basis (“Auto-Delivery”), which means we send a four-week meal plan on an ongoing basis until notified of a customer’s cancellation. Auto-Delivery customers are offered savings off of our regular one-time rate with each order. Monthly notifications are also sent to remind customers to update order preferences. We offer pre-selected favorites or customers may personalize their meal plan by selecting their entire menu or by customizing plans to their specific tastes or dietary preference. In total, our plans feature approximately 250 food options including frozen and unfrozen ready-to-go entrees, snacks, and shakes, at different price points. Additionally, we offer unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. Counselors are available as needed, seven days a week throughout an extended day, with further support provided through our digital tools.  The Nutrition segment also offers its products through select retailers and QVC, a television shopping network.

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

•

our ability to develop and implement effective strategies and to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business, as well as to accurately forecast the related impact on our revenues and earnings;

•

the risk that expected benefits, synergies and growth opportunities from the acquisition of Nutrisystem may not be achieved in a timely manner or at all, including that the acquisition may not be accretive within the expected timeframe or to the extent anticipated;

•

our ability to successfully integrate Nutrisystem’s business or any other new or acquired businesses, services, technologies, solutions, or products into our business and to accurately forecast the related costs;

•

the risk that the significant indebtedness incurred in connection with the acquisition of Nutrisystem consideration may limit our ability to adapt to changes in the economy or market conditions, expose us to interest rate risk for the variable rate indebtedness and require a substantial portion of cash flows from operations to be dedicated to the payment of indebtedness;

•	our ability to service our debt, make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our current or future operations;

•	the risks associated with changes in macroeconomic conditions, geopolitical turmoil and the continuing threat of domestic or international terrorism;

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	the risks associated with potential failures of our information systems;

•

the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions of our information systems or those of third-party vendors or other service providers, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee or our information, or other data subject to privacy laws and may lead to a disruption in our business, costs to modify, enhance, or remediate our cybersecurity measures, enforcement actions, fines or litigation against us, or damage to our business reputation;

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, Medicare Supplement, e-commerce, advertising, and privacy and security laws;

•	our ability to attract, hire, or retain key personnel or other qualified employees and to control labor costs;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	the impact of legal proceedings involving us and/or our subsidiaries, products, or services, including any potential claims related to intellectual property rights;

•	our ability to enforce our intellectual property rights;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of our Healthcare segment customers, many of whom are health plans;

•

our ability and/or the ability of our Healthcare segment customers to enroll participants and to accurately forecast their level of enrollment and participation in our programs in a manner and within the timeframe anticipated by us;

•

our ability to sign, renew and/or maintain contracts with our Healthcare segment customers and/or our fitness partner locations under existing terms or restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	the ability of our Healthcare segment health plan customers to maintain the number of covered lives enrolled in those health plans during the terms of our agreements;

•	the impact of severe or adverse weather conditions and the potential emergence of a health pandemic or an infectious disease outbreak on member participation in our Healthcare segment programs;

•	the impact of healthcare reform on our business;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business, of any of our food suppliers or our fulfillment provider, or disruptions in the shipping of our food products for our Nutrition segment;

•	the impact of claims that our Nutrition segment personnel are unqualified to provide proper weight loss advice;

•	the impact of health- or advertising-related claims by our Nutrition segment customers;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	loss of any of our Nutrition segment third-party retailer agreements and any obligations associated with such loss;

•	our ability to continue to develop innovative weight loss programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the impact of claims from our Nutrition segment competitors regarding advertising or other marketing practices;

•	our ability to develop and commercially introduce new products and services;

•	our ability to receive referrals from existing Nutrition segment customers, a decline in which could adversely impact our customer acquisition costs;

•	failure to attract spokespersons or negative publicity with respect to any of our spokespersons;

•	our ability to anticipate change and respond to emerging trends for customer preferences and the impact of the same on demand for our services and products;

•	negative publicity with respect to the weight loss industry;

•	the impact of increased governmental regulation on our Nutrition segment;

•	claims arising from the sale of ingested products; and
•	other risks detailed in this report and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Business Strategy

Tivity Health is unique in offering, at scale, a package of services to address social determinants of health.  Our integrated portfolio of fitness, nutrition and social engagement solutions supports overall health and wellness programs, which we believe are critical to our health plan and employer-based customers.  Following the Nutrisystem acquisition, we believe the Company is well-positioned to address food insecurity, inactivity, weight management, chronic conditions, and social isolation.  We believe the diversification of our portfolio and increased scale will benefit all of the Company’s stakeholders – including government and commercial health plans, fitness partners, members and consumers – as our offerings support healthier lifestyles and can lower medical costs.

Our “A-B-C-D” strategy has been strengthened with the acquisition of Nutrisystem.  Strategy (A), add new members, will leverage Nutrisystem’s media expertise and scale to increase awareness of the SilverSneakers program and drive more enrolled members.  We will also cross-promote our nutrition and fitness solutions while adding new distribution channels for Nutrisystem. Strategy (B), build more awareness, empowerment and engagement, will lean on Nutrisystem’s precision marketing competency to drive visits and present a host of nutrition offerings to SilverSneakers and Prime Fitness members.  Strategy (C), collaborate with health plan partners to introduce new products and services that leverage our brand trust, drove our acquisition of Nutrisystem and will position us to offer nutrition-based as well as combined offerings.  Strategy (D), deepen relationships with our fitness center partners and their instructors within our national network, is bolstered through the Nutrisystem acquisition by providing new potential revenue streams for fitness partner locations while offering yet another distribution channel for Nutrisystem through those partner locations.  Finally, given the combination with Nutrisystem, we have added a new Strategy (E), execute on the integration, including realization of both cost and revenue synergies.  Our focus on revenue synergies is to address the social determinants of health, chronic conditions, and weight management and expand the channels of distribution for nutrition-based products.

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”).  We prepare the consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.  The first two policies presented below are new critical accounting policies due to the acquisition of Nutrisystem during the three months ended March 31, 2019.

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.3 million at March 31, 2019.

Acquisition Accounting

In connection with any acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, deferred revenue, identifiable intangible assets such as trade names, customer lists, and customer relationships, and goodwill.  We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives.  For example, we have determined the fair value of existing customer lists based on the multi-period excess earnings method under the income approach, which discounts estimated net future cash flows from such customers existing at the date of acquisition.  The fair values of trade names are based on the relief-from-royalty method under the income approach.  Different estimates and assumptions in valuing acquired assets could yield materially different results.

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

Healthcare Segment

Our Healthcare segment earns revenue from our three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with those plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers, commercial health plans, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three months ended March 31, 2019 from performance obligations satisfied in a prior period.

Our fees within our Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

Our Healthcare segment’s customer contracts include variable consideration, which is allocated to each distinct month over the contract term based on eligible members and/or member visits each month.  The allocated consideration corresponds directly with the value to our customers of our services completed for the month.  Under the majority of our Healthcare segment’s contracts, we recognize revenue each month using the practical expedient available under ASC 606-10-55-18, which provides that revenue is recognized in the amount for which we have the right to invoice.

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the three months ended March 31, 2019, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 79% of revenues in the Healthcare segment, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 18% and 3%, respectively, of revenues in the Healthcare segment.

Sales and usage-based taxes are excluded from revenues.

Nutrition Segment

Our Nutrition segment earns revenue from four sources: direct to consumer, retail, QVC and other.  Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties.  As explained in more detail below, revenue is recognized upon satisfaction of the performance obligation by transferring control over a product to a Nutrition segment customer.  The estimated breakage of gift cards (estimated amount of unused gift cards) is recognized over the pattern of redemption of the gift cards, and direct-mail advertising costs are expensed as incurred.  We recognize an asset for the carrying amount of product to be returned and for costs to obtain a contract if the amortization is more than one year in duration.  We expense costs to obtain a contract as incurred if the amortization period is less than one year.

We sell pre-packaged foods directly to weight loss program participants primarily through the Internet and telephone (referred to as the direct to consumer channel), through QVC (a television shopping network), and select retailers. Pre-packaged foods are comprised of both frozen and non-frozen (ready-to-go), shelf-stable products.

Products sold through the direct to consumer channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which Nutrition segment customers pay at the point of sale. Products sold through QVC are payable by QVC upon our shipment of the product to the end consumer. For both the direct to consumer channel and QVC, we recognize revenue at a point in time, i.e., at the shipping point.  Direct to consumer customers may return unopened ready-to-go products within 30 days after purchase in order to receive a refund or credit. Frozen products are non-returnable and non-refundable unless the order is canceled within 14 days after delivery.

Products sold to retailers include both frozen and non-frozen products and are payable by the retailer upon receipt. We recognize revenue at a point in time, i.e., when the retailers take possession of the product. Certain retailers have the right to return unsold products.

We account for the shipment of frozen and non-frozen, ready-to-go products as separate performance obligations. The consideration, including variable consideration for product returns, is allocated between frozen and non-frozen products based on their standalone selling prices. The amount of revenue recognized is adjusted for expected returns, which are estimated based on historical data.

In addition to our pre-packaged foods, we sell prepaid gift cards through a wholesaler that are redeemable through the Internet or telephone. Prepaid gift cards represent grants of rights to goods to be provided in the future to gift card buyers. The wholesaler has the right to return all unsold prepaid gift cards. The wholesaler’s retail selling price of the gift cards is deferred in the balance sheet and recognized as revenue when we have satisfied our performance obligation, i.e., when a gift card holder redeems the gift card with us. We recognize breakage amounts (the estimated amount of unused gift cards) as revenue, in proportion to the actual gift card redemptions exercised by gift card holders in relation to the total expected redemptions of gift cards. We utilize historical experience in estimating the total expected breakage and period over which the gift cards will be redeemed.

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the three months ended March 31, 2019 was $1.4 million. The reserve for estimated returns incurred but not received and processed was $1.3 million at March 31, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the acquisition of Nutrisystem in March 2019, we have two reporting units: Healthcare and Nutrition. Prior to such acquisition, we had one reporting unit.

As part of the impairment evaluation, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to perform a qualitative assessment or we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative review as described below.

During a quantitative review of goodwill, we estimate the fair value of each reporting unit based on a discounted cash flow model or a combination of a discounted cash flow model and a market-based approach, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.  Estimating fair value requires significant judgments, including management's estimate of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital, as well as relevant comparable company earnings multiples for the market-based approach.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit.

Except for two tradenames that have an indefinite life and are not subject to amortization, we amortize identifiable intangible assets over their estimated useful lives using the straight-line method. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.  We estimate the fair value of our indefinite-lived tradenames using a present value technique, which requires management's estimate of future revenues attributable to such tradename, estimation of the long-term growth rate and royalty rate for such revenue, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the estimates of fair values for the tradenames.

Executive Overview of Results

The key financial results for the three months ended March 31, 2019 are:

•

Revenues of $214.1 million for the three months ended March 31, 2019, including $57.6 million attributable to the acquisition of Nutrisystem on March 8, 2019, compared to $149.9 million for the same period in 2018.

•	Pre-tax income of $9.6 million for the three months ended March 31, 2019 compared to $28.5 million for the same period in 2018. Pre-tax income for the three months ended March 31, 2019 includes:
o	$17.1 million of acquisition and integration costs compared to $0 in the prior year;
o	$24.1 million of marketing expenses, including $14.9 million attributable to the Nutrition segment, compared to $2.9 million in the prior year;
o	$1.6 million of restructuring and related charges compared to $0 in the prior year;
o	$7.7 million of interest expense compared to $3.5 million for the prior year; and
o	$1.3 million of amortization expense compared to $0 for the same period in 2018.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three months ended March 31, 2019 and 2018 expressed as a percentage of revenues from continuing operations.

	Three Months Ended March 31,
	2019	2018
Revenues	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	65.5%	70.3%
Marketing expenses	11.3%	1.9%
Selling, general and administrative expenses	12.7%	5.7%
Depreciation and amortization	1.7%	0.7%
Restructuring and related charges	0.7%	0.0%
Operating income (1)	8.1%	21.3%

Interest expense	3.6%	2.3%
Income before income taxes (1)	4.5%	19.0%
Income tax expense	2.5%	4.8%
Net income (1)	2.0%	14.2%

(1)	Figures may not add due to rounding.

Revenues

Revenues for the three months ended March 31, 2019 increased to $214.1 million compared to $149.9 million for the same period in 2018, primarily due to $57.6 million of revenues attributable to the acquisition of Nutrisystem.  Excluding the acquisition, the increase in revenues in the Healthcare segment is primarily a result of the following: $4.4 million due to a net increase in the average participation per member in our fitness solutions, $3.2 million due to contracts with new customers, and a decrease of $1.8 million due to contract terminations and renegotiations.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues decreased from the three months ended March 31, 2018 (70.3%) to the three months ended March 31, 2019 (65.5%) primarily due to the acquisition of Nutrisystem in the first quarter of 2019.  The Nutrition segment carries a lower cost of revenue as a percentage of revenues than the Healthcare segment.  Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment increased from the three months ended March 31, 2018 (70.3%) to the three months ended March 31, 2019 (72.7%) primarily due to an increase in cost per visit due to certain contract renegotiations, as well as a higher number of average visits per member per month in 2019 compared to 2018.

Marketing Expenses

Marketing expenses as a percentage of revenues increased from the three months ended March 31, 2018 (1.9%) to the three months ended March 31, 2019 (11.3%), primarily due to the impact from the acquisition of Nutrisystem in the first quarter of 2019 and the significance of media and marketing expense to the Nutrition segment’s sales strategy.  Marketing expenses as a percentage of revenues for the Healthcare segment increased from the three months ended March 31, 2018 (1.9%) to the three months ended March 31, 2019 (5.9%) primarily due to increased spending on SilverSneakers advertising and media campaigns as well as increased staffing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased from the three months ended March 31, 2018 (5.7%) to the three months ended March 31, 2019 (12.7%), primarily due to acquisition and integration costs of $16.2 million during the three months ended March 31, 2019 related to the acquisition of Nutrisystem.

Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan").  To date, we have incurred restructuring charges of $1.6 million related to actions executed in the first quarter of 2019 (the “Q1 2019 Actions”), of which $1.0 million related to the Healthcare segment and $0.6 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The Q1 2019 Actions are expected to result in additional costs of $0.8 million during the second quarter of 2019, all of which relates to the Nutrition segment. Although we expect further actions to be taken under the 2019 Restructuring Plan during the remainder of 2019 that will result in additional restructuring charges and future savings, the Q1 2019 Actions are expected to result in total annualized savings of approximately $7.2 million, with $3.5 million relating to the Healthcare segment and $3.7 million relating to the Nutrition segment.

Depreciation and Amortization

Depreciation and amortization expense increased $2.5 million for the three months ended March 31, 2019 primarily due to amortization expense on new intangible assets recorded in connection with the acquisition of Nutrisystem as well as increased depreciation expense attributable to the acquisition of Nutrisystem’s property and equipment.

Interest Expense

Interest expense increased $4.2 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to our entering into the Credit Agreement on March 8, 2019, including term loans totaling $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 9 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had a working capital deficit of $32.8 million, including outstanding aggregate borrowings under our credit facility of $44.9 million due by March 31, 2020.  Based upon the pro forma calculations of compliance with the restrictive covenants under our credit agreement, as of March 31, 2019, we anticipate the ability to borrow under the Revolving Credit Facility (as defined below) up to a maximum of $124.3 million for the next 12 months and the foreseeable future. We believe our cash on hand, cash flows from operations and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, debt payments and capital expenditures for the next 12 months and the foreseeable future.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.

Credit Facility

In connection with the consummation of the Merger, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swing line lender (“SunTrust”). The Credit Agreement replaced our prior Revolving Credit and Term Loan Agreement, dated April 21, 2017 (the “Prior Credit Agreement”), with a group of lenders and SunTrust, as administrative agent. The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

We used the proceeds of the Term Loans, borrowings under the Revolving Credit Facility and cash on hand to pay the consideration for the acquisition of Nutrisystem, to repay all of the outstanding indebtedness under the Prior Credit Agreement and all outstanding indebtedness of Nutrisystem under its credit agreement, and to pay transaction costs and expenses. Proceeds of the Revolving Credit Facility also may be used for general corporate purposes of the Company and its subsidiaries.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntarily prepayments of borrowings under the Term Loans at any time without penalty.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024. As of March 31, 2019, availability under the revolving credit facility totaled $124.3 million as calculated under the most restrictive covenant.

For a detailed description of the Credit Agreement, refer to Note 11 of the notes to consolidated financial statements in this report.  The Credit Agreement contains a financial covenant that requires us to maintain specified maximum ratios or levels of consolidated total net debt to EBITDA, calculated as provided in the Credit Agreement. We were in compliance with all of the financial covenant requirements of the Credit Agreement as of March 31, 2019.

Cash Flows Provided by Operating Activities

Operating activities during the three months ended March 31, 2019 provided cash of $5.2 million compared to $12.4 million during the three months ended March 31, 2018. The decrease in operating cash flow is primarily due to a decrease in cash collections on accounts receivable due to timing and payments related to acquisition and integration costs, partially offset by net cash flows provided by the Nutrition segment.

Cash Flows Used in Investing Activities

Investing activities during the three months ended March 31, 2019 used $1,067 million in cash, compared to $1.9 million during the three months ended March 31, 2018.  This change is primarily due to the acquisition of Nutrisystem.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the three months ended March 31, 2019 provided $1,078 million in cash, compared to cash used of $0.1 million during the three months ended March 31, 2018.  This change is primarily due to net borrowings under the Credit Agreement, slightly offset by payment of deferred loan costs.

General

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

Recent Relevant Accounting Standards

See Note 3 of the notes to consolidated financial statements included in this report for discussion of recent relevant accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.                     Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25%, and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25%, and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.9 million for the three months ended March 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we adopted ASC 842, “Leases.” We implemented changes to our processes and the related control activities related to lease accounting.  As a result of the acquisition of Nutrisystem on March 8, 2019, we have implemented internal controls over financial reporting to include consolidation of Nutrisystem.  Nutrisystem utilizes separate information and accounting systems and processes. We are in the process of reviewing and evaluating the design and operating effectiveness of internal control over financial reporting relating to Nutrisystem’s operations, and, as a result, certain controls may be changed.

Except as disclosed above, there were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 12 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K is amended and restated in its entirety as follows:

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

Risks Relating to Our Business Generally

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy" in this report for more information regarding our business strategy.  There are risks involved in pursuing our strategy, including the ability to hire or retain the personnel necessary to manage our strategy effectively.

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

We may fail to realize the anticipated benefits and cost savings of the acquisition of Nutrisystem, which could adversely affect the value of our Common Stock.

The success of the acquisition of Nutrisystem will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Nutrisystem with our legacy business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	our ability to combine successfully the business of Nutrisystem with our legacy business, including with respect to the integration of our systems and technology;
•	whether the combined businesses will perform as expected;
•	the possibility that we paid more for Nutrisystem than the value we will derive from the acquisition;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of known and unknown liabilities of Nutrisystem.

If we are not able to successfully combine the business of Nutrisystem with our legacy business within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our Common Stock may be adversely affected.

We cannot provide assurances that Nutrisystem’s business and our legacy business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or in unexpected integration issues, higher than expected integration costs, and an overall integration process that takes longer than originally anticipated.

In addition, at times, the attention of certain members of our management and resources may be focused on completion of the integration and diverted from day-to-day business operations, which may disrupt our ongoing business.

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

In connection with the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement with a group of lenders. As of March 31, 2019, outstanding debt under the Credit Agreement was $1,165 million.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

The Credit Agreement contains a financial covenant that requires us to maintain specified maximum ratios or levels of consolidated total net debt to EBITDA, calculated as provided in the Credit Agreement. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on our and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At March 31, 2019, we had approximately $780.4 million and $975.7 million of goodwill and intangible assets, respectively. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

A failure of our information technology or systems could adversely affect our business.

Our ability to deliver our products and services depends on effectively using information technology.  We rely upon our information technology and systems for operating and monitoring all major aspects of our business. These technologies and systems and, therefore, our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions or other unexpected events. Any disruption in the operation of our information technology or systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

A cybersecurity incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to do so as well.  The secure maintenance of this confidential information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee, or our information; member personal health information; or other data subject to privacy laws. Such cybersecurity incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

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

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our various business units (e.g., Payment Card Industry Data Security Standards and Telephone Consumer Protection Act). These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business.  For example, in June 2018, the State of California passed the California Consumer Privacy Act of 2018 (“CCPA”), which takes effect January 1, 2020.  The new law applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests.  Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

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

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Part II, Item 1. "Legal Proceedings" in this report). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain various types of liability insurance, we cannot provide assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in full compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

Third parties may infringe on our brands, trademarks and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brands. If we fail to successfully enforce our intellectual property rights, the value of our brands, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property. Any legal action that we may bring to protect our brands and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may in the future be subject to intellectual property rights claims.

Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

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

We could be adversely affected by violations of the Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws of other countries in which we provided services prior to the sale of our total population health services ("TPHS") business.

Because of the international operations that we previously conducted as part of our TPHS business that we sold to Sharecare, Inc. in July 2016, we could be adversely affected by violations of the FCPA and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. While our policies mandated compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures always protected us from reckless or criminal acts committed by our employees, contractors or agents. Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties and could disrupt our business and adversely affect our results of operations, cash flows and financial condition.

Risks Relating to Our Healthcare Segment

A significant percentage of Healthcare segment revenues is derived from health plan customers.

A significant percentage of our Healthcare segment revenues is derived from health plan customers. The health plan industry may continue to consolidate, and we cannot assure you that we will be able to retain health plan customers, or continue to provide our products and services to such health plan customers on terms at least as favorable to us as currently provided, if they are acquired by other health plans that already participate in competing programs or are not interested in our programs. Increasing vertical integration efforts involving health plans and healthcare providers or entities that provide wellness services may increase these challenges. Our health plan customers that are part of larger healthcare enterprises may have greater bargaining power, which may lead to further pressure on the prices for our products and services. In addition, a reduction in the number of covered lives enrolled with our health plan customers or in the payments we receive could adversely affect our results of operations. Our health plan customers are subject to continuing competition and reduced reimbursement rates from governmental and private sources, which could lead current or prospective customers to seek reduced fees or choose to reduce or delay the purchase of our services. Finally, health plan customers could attempt to offer services themselves that compete directly with our offerings, stop providing our offerings to certain or all of their members, or offer fitness benefits in addition to SilverSneakers and Prime Fitness, which could adversely affect our business and results of operations.

We currently derive a significant percentage of our Healthcare segment revenues from three customers.

For the year ended December 31, 2018, Humana, United Healthcare, and the Blue Cross Blue Shield Association (“BCBSA”) each comprised more than 10%, and together comprised approximately 45%, of our revenues from continuing operations. Our primary contract with Humana was renewed in 2018 and continues through December 31, 2022. The term of our contract with United Healthcare continues through December 31, 2020. Our primary contract with BCBSA continues through December 31, 2022.  The loss or restructuring of a contract with Humana, United Healthcare, BCBSA, or any other significant customers of our Healthcare segment could have a material adverse effect on our business and results of operations.  None of these contracts allows Humana, United Healthcare, or BCBSA to terminate for convenience prior to the expiration of the contract.

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

Our inability to renew and/or maintain contracts with our Healthcare segment customers and/or fitness partner locations under existing terms or restructure these contracts under favorable terms could adversely affect our business and results of operations.

If our Healthcare segment customers and/or fitness partner locations choose not to renew their contracts with us, our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations.

Reductions in Medicare Advantage health plan reimbursement rates may negatively impact our Healthcare segment business and results of operations.

A significant portion of our Healthcare segment revenue is indirectly derived from the monthly premium payments paid by the U.S. Department of Health and Human Services to our health plan customers for services they provide to Medicare Advantage beneficiaries.  As a result, our results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage affecting the services that we provide, could have a material adverse effect on our Healthcare segment health plan customers, and as a result, on our business and results of operations.

Our results of operations could be adversely affected by severe or unexpected weather, health epidemics or outbreaks of disease.

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting fitness partner locations and using our Healthcare segment services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza, may cause members to avoid public gathering places and negatively impact their use of our services.  As some of the fees that we charge our customers are based on member participation, a decrease in member participation could adversely affect our business and results of operations.

Compliance with existing or newly adopted federal and state laws and regulations or new or revised interpretations of such requirements could adversely affect our results of operations or may require us to spend substantial amounts, and the failure to comply with applicable laws and regulations could subject us to penalties or negatively impact our ability to provide services.

Our Healthcare segment customers are subject to considerable state and federal government regulation, and a substantial majority of our Healthcare segment business involves providing services to Medicare Advantage beneficiaries. As a result, we are subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse. The Centers for Medicare & Medicaid Services is in the process of expanding its Recovery Audit Contractor program for Medicare Advantage, which may result in increased government enforcement. Further, our contracts with Medicare Advantage plans require us to comply with a number of regulatory provisions and to permit these health plan customers to perform compliance audits of our processes and programs. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. Further, we are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. Certain of our services, including health utilization management and certain claims payment functions, require licensure and may be regulated by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements.

We continually monitor the extent to which federal and state legislation and regulations govern our operations. New federal or state laws or regulations or new interpretations of existing requirements that affect our operations could have a material adverse effect on our results of operations. If we are found to have violated applicable laws, to have caused any of our Healthcare segment customers to submit false claims or make false statements, or to have failed to comply with our contractual compliance obligations, we could be required to restructure our Healthcare segment operations, be subject to contractual penalties, including termination of our Healthcare segment customer agreements, and be subject to significant civil and criminal penalties.

Healthcare reform efforts may result in a reduction to our revenues from government health programs and private insurance companies or otherwise directly or indirectly impact our business.

The healthcare industry is subject to various political, regulatory, scientific, and technological influences. Efforts at federal and state levels of government have resulted in laws and regulations intended to effect significant change within the healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), the most prominent of these efforts, affects coverage, delivery, and reimbursement of healthcare services. Among other effects, several of its provisions may increase the costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA eliminates pre-existing condition exclusions by commercial health plans, bans annual benefit limits, and mandates minimum medical loss ratios for health plans.

However, there is substantial uncertainty regarding the net effect and future of the ACA. The presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation. The president signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential benefits mandated by the ACA.  Further, effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate.  As a result, a federal court in Texas ruled in December 2018 that, because the penalty associated with the individual mandate was eliminated, the entire ACA was unconstitutional.  However, the law remains in effect pending appeal.  It is possible that the reforms imposed by the ACA or uncertainty regarding significant changes or court challenges to the law will adversely affect the profitability of our Healthcare segment customers and cause our Healthcare segment customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA’s complexity and the difficulty of predicting the impact of changes on other healthcare industry participants and the ultimate outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact us. Furthermore, we could also be impacted by future legislative and regulatory healthcare reform initiatives. For example, beginning in

2020, the Chronic Care Act will allow Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals.

Risks Relating to Our Nutrition Segment

Our Nutrition segment's future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures and our ability to select effective markets and media in which to advertise.

Our Nutrition segment's future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our Nutrition segment brands and programs;
•	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
•	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;
•	acquire cost-effective national television advertising;
•	select the most effective markets, media and specific media vehicles in which to advertise; and
•	convert Nutrition segment customer inquiries into actual orders.

Our planned marketing expenditures for our Nutrition segment may not result in increased revenue or generate sufficient levels of brand name and program awareness. We may not be able to manage our Nutrition segment's marketing expenditures on a cost-effective basis whereby our Nutrition segment customer acquisition costs may exceed the contribution profit generated from each additional customer.

Our Nutrition segment relies on third parties to provide it with adequate food supply, freight and fulfillment and Internet and networking services, the loss of any of which could cause our revenue, earnings or reputation to suffer.

Food Manufacturers and Other Suppliers. Our Nutrition segment relies solely on third-party manufacturers to supply all of the food and other products we sell as well as packaging materials. If we are unable to obtain sufficient quantity, quality and variety of food, other products and packaging materials in a timely and low-cost manner from our manufacturers, we will be unable to fulfill our Nutrition segment customers’ orders in a timely manner, which may cause us to lose revenue and market share or incur higher costs, as well as damage the value of our brands.

Freight and Fulfillment. Currently, all of our Nutrition segment customer order fulfillment is handled by one third-party provider.  Also, almost all of our direct to consumer Nutrition segment customer orders are shipped by one third-party provider and almost all of our orders for Nutrition segment retail programs were shipped by another third-party provider. Should these providers be unable to service our needs for even a short duration, our revenue and business could be adversely affected. Additionally, the cost and time associated with replacing these providers on short notice would add to our costs. Any replacement fulfillment provider would also require startup time, which could cause us to lose sales and market share.

Internet and Networking. Our Nutrition segment business also depends on a number of third parties for Internet access and networking, and we have limited control over these third parties. Should our Nutrition segment's network connections go down, our ability to fulfill orders would be delayed. Further, if our Nutrition segment's websites or call center become unavailable for a noticeable period of time due to Internet or communication failures, our business could be adversely affected, including harm to our brands and loss of sales.

Therefore, we are dependent on maintaining good relationships with these third parties. The services we require from these parties may be disrupted by a number of factors associated with their businesses, including the following:

•	labor disruptions;

•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	equipment failure;
•	severe weather;
•	fire;
•	natural or man-made disasters; and
•	with respect to our food suppliers, shortages of ingredients or United States Department of Agriculture ("USDA") or United States Food and Drug Administration (“FDA”) compliance issues.

We may be subject to claims that our Nutrition segment personnel are unqualified to provide proper weight loss advice.

We offer counseling options from weight loss counselors, registered dietitians and certified diabetes educators with varying levels of training. We may be subject to claims from our Nutrition segment customers alleging that our personnel lack the qualifications necessary to provide proper advice regarding weight loss and related topics. We may also be subject to claims that our Nutrition segment personnel have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers for matters other than weight loss. Such claims could result in lawsuits, damage to our reputation and divert management’s attention from our business, which would adversely affect our business.

We may be subject to health related claims from our customers.

Our Nutrition segment's weight loss programs do not include medical treatment or medical advice, and we do not engage physicians or nurses to monitor the progress of our Nutrition segment customers. Many people who are overweight suffer from other physical conditions, and our target customers could be considered a high-risk population. A Nutrition segment customer who experiences health problems could allege or bring a lawsuit against us on the basis that those problems were caused or worsened by participating in our weight management programs or by consuming one or more of our individual products. For example, our Nutrition segment's predecessor businesses suffered substantial losses due to health-related claims and related publicity. If we become subject to any such claims, while we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Also, defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely be lengthy and costly, and adversely affect our results of operations. Further, our general liability insurance may not cover claims of these types.

The weight management industry is highly competitive. If any of our competitors or a new entrant into the market with significant resources pursues a weight management program similar to ours, our Nutrition segment business could be significantly affected.

Competition is intense in the weight management industry and we must remain competitive in the areas of program efficacy, price, taste, customer service and brand recognition. The competitors of our Nutrition segment include companies selling pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants and nutritional supplements. Some of our Nutrition segment's competitors are significantly larger than we are and have substantially greater resources. Our Nutrition segment business could be adversely affected if someone with significant resources decided to imitate our weight management programs. For example, if a major supplier of pre-packaged foods decided to enter this market and made a substantial investment of resources in advertising and training diet counselors, our Nutrition segment business could be significantly affected. Any increased competition from new entrants into our Nutrition segment's industry or any increased success by existing competition could result in reductions in our Nutrition segment sales or prices, or both, which could have an adverse effect on our business and results of operations.

We are dependent on certain third-party agreements for a percentage of revenue.

Our Nutrition segment has agreements with certain third-party retailers. Under these agreements, these third parties control when and how often our Nutrition segment products are offered and we are not guaranteed any minimum level of sales. If any third party elects not to renew their agreement with us or reduces the promotion of our Nutrition segment products, our revenue will suffer. In addition, our third-party retailers may decide to stop selling our Nutrition segment products upon written notice, which may result in an increased level of reclamation claims. In the event any retailer terminates its relationship with us and the level of reclamation claims exceeds the estimated amount reserved on our balance sheet at the time of sale to the retailer, we will have to record an expense for the excess claims, which could adversely impact our results of operations and financial condition. Additionally, in certain instances, we could be prohibited from selling our Nutrition segment products through competitors of these third parties for a specified time after the termination of the agreements.

New weight loss products or services may put us at a competitive disadvantage.

On an ongoing basis, many existing and potential providers of weight loss solutions, including many pharmaceutical firms with significantly greater financial and operating resources than we have, are developing new products and services. The creation of a weight loss solution, such as a drug therapy, that is perceived to be safe, effective and “easier” than a portion-controlled meal plan would put our Nutrition segment at a disadvantage in the marketplace and our results of operations could be negatively affected.

We may be subject to litigation from our competitors.

Our Nutrition segment's competitors may pursue litigation against us based on our advertising or other marketing practices regardless of its merit and chances of success, especially if we engage in comparative advertising, which includes advertising that directly or indirectly mentions a competitor or a competitor’s weight loss program in comparison to our Nutrition segment programs. While we would defend ourselves against any such claims, our defense may ultimately be unsuccessful. Also, defending against such claims, regardless of their merit and ultimate outcome, may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business.

We have and expect to continue to launch new weight loss programs and brands which may not be successful due to the failure of such programs or brands to achieve anticipated levels of market acceptance, which could adversely affect our Nutrition segment business, financial condition and results of operations.

There are a number of risks inherent in any new program or brand introduction, which could prevent us from achieving revenue growth and increasing our Nutrition segment's overall market share in the commercial weight loss market. Any new program or brand may fail to achieve the anticipated level of market acceptance or appeal to customer tastes and preferences. In addition, introduction costs, including product testing and marketing, may be greater than anticipated. If the new program or brand is not successful or falls short of anticipated market acceptance, we may be adversely affected by continued expenses and the diversion of management time to this initiative. Any or all of such events could have adverse effects on our business, financial condition and results of operations.

If we do not continue to receive referrals from existing Nutrition segment customers, our Nutrition segment's customer acquisition cost may increase.

We rely on word-of-mouth advertising for a portion of our new Nutrition segment customers. If our brands suffer or the number of customers acquired through referrals drops due to other circumstances, our costs associated with acquiring new Nutrition segment customers and generating revenue will increase, which will, in turn, have an adverse effect on our profitability.

We use third-party marketing vendors to promote our Nutrition segment products. If the spokespersons affiliated with the third-party marketing vendors suffer adverse publicity or elect to not renew, our revenue could be adversely affected.

Our Nutrition segment's marketing strategy depends in part on celebrity spokespersons, as well as customer spokespersons, to promote our weight loss programs. Any of these spokespersons may become the subject of adverse news reports, negative publicity or otherwise be alienated from a segment of our Nutrition segment customer base, whether weight loss related or not. If so, such events may reduce the effectiveness of his or her endorsement and, in turn, adversely affect our revenue and results of operations. Additionally, if a spokesperson elects not to renew their agreement with us, our revenue may suffer.

Changes in customer preferences could negatively impact our operating results.

Our Nutrition segment programs feature frozen and ready-to-go food selections, which we believe offer convenience and value to our customers. Our continued success depends, to a large degree, upon the continued popularity of our Nutrition segment programs versus various other weight loss, weight management and fitness regimens, such as low carbohydrate diets, appetite suppressants and diets featured in the published media. Changes in customer tastes and preferences away from our frozen or ready-to-go food and support and counseling services, and any failure to provide innovative responses to these changes, may have a materially adverse impact on our business, financial condition, operating results and cash flows.

Our success is also dependent on our food innovation including maintaining a robust array of food items and improving the quality of existing items. If we do not continually expand our food items or provide customers with items that are desirable in taste and quality, our business could be adversely impacted.

The weight loss industry is subject to adverse publicity, which could harm our Nutrition segment business.

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. In the early 1990s, our Nutrition segment's predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the Nutrisystem® weight loss program in use at that time led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our Nutrition segment's predecessor businesses in 1993. In addition, our Nutrition segment's predecessor businesses were severely impacted by significant litigation and damaging publicity related to their customers’ use of fen-phen as an appetite suppressant, which the FDA ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused our Nutrition segment's predecessor businesses to close all of their company-owned weight loss centers.

Congressional hearings about practices in the weight loss industry have also resulted in adverse publicity and a consequent decline in the revenue of weight loss businesses. Future research reports or publicity that is perceived as unfavorable or that question certain weight loss programs, products or methods could result in a decline in our revenue. Because of our dependence on customer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of our Nutrition segment products or similar products by competitors, whether or not accurate, could also damage customer confidence in our Nutrition segment weight loss programs and result in a decline in revenue. Adverse publicity could arise even if the unfavorable effects associated with weight loss products or services resulted from the user’s failure to use such products or services appropriately.

The industry in which our Nutrition segment operates is subject to governmental regulation that could increase in severity and hurt results of operations.

The industry in which our Nutrition segment operates is subject to federal, state and other governmental regulation. Certain federal and state agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to customers, privacy, customer pricing and billing arrangements and other customer protection matters. A determination by a federal or state agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity and restrictions on our business operations. Some advertising practices in the weight loss industry, in particular, have led to investigations from time to time by the FTC and other governmental agencies and many companies in the weight loss industry, including our Nutrition segment's predecessor businesses, have entered into consent decrees with the FTC relating to weight loss claims and other advertising practices. In addition, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising require us and other weight loss companies to use a statement as to what the typical weight loss a customer can expect to achieve on our Nutrition segment programs when using a customer’s weight loss testimonial in advertising. Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future, which could have a material adverse impact on our business.

Other aspects of the industry in which our Nutrition segment operates are also subject to government regulation. For example, the manufacturing, labeling and distribution of food products, including dietary supplements, are subject to strict USDA and FDA requirements and food manufacturers are subject to rigorous inspection and other requirements of the USDA and FDA, and companies operating in foreign markets must comply with those countries’ requirements for proper labeling, controls on hygiene, food preparation and other matters. If federal, state, local or foreign regulation of the weight loss industry increases for any reason, then we may be required to incur significant expenses, as well as modify our operations to comply with new regulatory requirements, which could harm our operating results. Additionally, remedies available in any potential administrative or regulatory actions may include product recalls and requiring us to refund amounts paid by all affected customers or pay other damages, which could be substantial.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and some remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, relations with customers, employees, service providers, or our services and products, may have an adverse impact on us.

The sale of ingested products involves product liability and other risks.

Like other distributors of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our Nutrition segment products results in illness or injury. The foods that we resell in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on our business as existing insurance coverage may not be adequate. Distributors of weight loss food products, including dietary supplements, as well as our Nutrition segment's predecessor businesses, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding costs to the business and by diverting the attention of senior management from the operation of our business. We may also be subject to claims that our Nutrition segment products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us and adversely affect our results of operations. In addition, the products we distribute, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our brands and may result in decreased product sales and, as a result, lower revenue and profits.

Item 6. Exhibits

(a)	Exhibits

10.1

Amended and Restated Employment Agreement, dated March 18, 2019, between Tivity Health, Inc. and Donato Tramuto (incorporated herein by reference to Exhibit 10.1 to Tivity Health’s Current Report on Form 8-K, filed March 18, 2019 (File No. 000-19364)).

10.2

Employment Agreement, dated March 8, 2019, by and between Tivity Health and Dawn Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.3	Form of Nondisclosure and Noncompete Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.4

Form of Amended and Restated 2014 Stock Incentive Plan Restricted Stock Unit Award Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.5

Form of Amended and Restated 2014 Stock Incentive Plan Performance Stock Unit Award Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.6

Form of Nutrisystem Stock Incentive Plan Restricted Stock Award Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.7

Form of Nutrisystem Stock Incentive Plan 2016 Restricted Stock Unit Award Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.8

Form of Nutrisystem Stock Incentive Plan 2017 Restricted Stock Unit Award Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.9

Form of Nutrisystem Stock Incentive Plan 2018 Restricted Stock Unit Award Agreement for Ms. Zier (incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

10.10	Offer of Employment Letter, dated August 25, 2016, by and between Tivity Health and Steve Janicak.*

10.11	Employment Agreement, dated March 8, 2019, by and between Tivity Health and Keira Krausz.*

10.12	Form of Nondisclosure and Noncompete Agreement for Ms. Krausz (included in Exhibit 10.11).*

10.13	Form of Amended and Restated 2014 Stock Incentive Plan Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.11).*

10.14	Form of Nutrisystem Stock Incentive Plan Restricted Stock Award Agreement for Ms. Krausz (included in Exhibit 10.11).*

10.15	Form of Nutrisystem Stock Incentive Plan 2016 Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.11).*

10.16	Form of Nutrisystem Stock Incentive Plan 2017 Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.11).*

10.17	Form of Nutrisystem Stock Incentive Plan 2018 Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.11).*

10.18	Nutrisystem Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Tivity Health’s Registration Statement on Form S-8, filed March 8, 2019 (File No. 333-230173).

10.19

Credit and Guaranty Agreement, dated March 8, 2019, by and among Tivity Health, certain subsidiaries of Tivity Health, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch and SunTrust Bank. (incorporated herein by reference to Exhibit 10.1 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019 (File No. 000-19364)).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer.*

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer.*

32

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer, and Adam Holland, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	May 9, 2019	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)