Form 10-Q
period 2019-06-30
TIVITY HEALTH, INC.
filed 2019-08-08
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

As of July 31, 2019, there were outstanding 47,833,104 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$4,404	$1,933
Accounts receivable, net	93,067	67,139
Inventories	29,775	—
Prepaid expenses	12,776	3,655
Income taxes receivable	3,900	720
Other current assets	6,130	4,658
Total current assets	150,052	78,105

Property and equipment, net of accumulated depreciation of $37,039 and $30,711 respectively	48,575	16,341
Right-of-use assets	43,413	—
Intangible assets, net	956,289	29,049
Goodwill, net	791,736	334,680
Other long-term assets	25,442	23,904
Total assets	$2,015,507	$482,079

Current liabilities:
Accounts payable	$51,571	$29,103
Accrued salaries and benefits	10,047	6,512
Accrued liabilities	69,496	42,563
Deferred revenue	10,614	582
Current portion of debt	—	57
Current portion of lease liabilities	14,423	—
Current portion of long-term liabilities	2,772	2,255
Total current liabilities	158,923	81,072

Long-term debt	1,058,099	30,589
Long-term lease liabilities	31,826	—
Long-term deferred tax liability	223,790	319
Other long-term liabilities	13,563	1,098

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 47,801,630 and 41,049,418 shares outstanding, respectively	47	41
Additional paid-in capital	497,789	347,487
Retained earnings	71,888	49,655
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(12,236)	—
Total stockholders' equity	529,306	369,001
Total liabilities and stockholders' equity	$2,015,507	$482,079

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$340,377	$151,865	$554,471	$301,795
Cost of revenue (exclusive of depreciation and amortization of $7,364, $995, $10,347, and $1,970, respectively, included below)	194,758	104,416	335,097	209,812
Marketing expenses	54,603	4,611	78,751	7,498
Selling, general and administrative expenses	29,667	7,751	56,852	16,323
Depreciation and amortization	9,084	1,135	12,666	2,257
Restructuring and related charges	2,352	118	3,943	124
Operating income	49,913	33,834	67,162	65,781

Interest expense	23,661	3,482	31,328	6,936
Income before income taxes	26,252	30,352	35,834	58,845

Income tax expense	8,115	7,669	13,483	14,826
Income from continuing operations	18,137	22,683	22,351	44,019

Income from discontinued operations, net of tax	—	901	—	901
Net income	18,137	23,584	22,351	44,920

Earnings per share - basic:
Continuing operations	$0.38	$0.57	$0.49	$1.10
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$0.38	$0.59	$0.49	$1.13

Earnings per share - diluted:
Continuing operations	$0.37	$0.52	$0.49	$1.01
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$0.37	$0.54	$0.49	$1.03

Comprehensive income	$5,901	$23,584	$10,115	$44,920

Weighted average common shares and equivalents:
Basic	47,790	39,899	45,165	39,841
Diluted	48,461	43,284	45,719	43,437

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,137	$23,584	$22,351	$44,920
Net change in fair value of interest rate swaps, net of income tax benefit of $4,068	(12,236)	—	(12,236)	—
Comprehensive income	$5,901	$23,584	$10,115	$44,920

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2018	$—	$40	$350,529	$(27,812)	$(28,182)	$—	$294,575
Comprehensive income	—	—	—	23,584	—	—	23,584
Exercise of stock options	—	—	365	—	—	—	365
Tax withholding for share-based compensation	—	—	(504)	—	—	—	(504)
Share-based employee compensation expense	—	—	1,840	—	—	—	1,840
Balance, June 30, 2018	$—	$40	$352,230	$(4,228)	$(28,182)	$—	$319,860

Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$—	$271,953
Comprehensive income	—	—	—	44,920	—	—	44,920
Exercise of stock options	—	—	1,135	—	—	—	1,135
Tax withholding for share-based compensation	—	—	(1,398)	—	—	—	(1,398)
Share-based employee compensation expense	—	—	3,250	—	—	—	3,250
Balance, June 30, 2018	$—	$40	$352,230	$(4,228)	$(28,182)	$—	$319,860

Balance, March 31, 2019	$—	$47	$491,548	$53,751	$(28,182)	$—	$517,164
Comprehensive income (loss)	—	—	—	18,137	—	(12,236)	5,901
Issuance of Common Stock in connection with Merger	—	—	—	—	—	—	—
Share-based compensation replacement awards related to Merger and attributable to pre-combination services	—	—	—	—	—	—	—
Exercise of stock options	—	—	137	—	—	—	137
Tax withholding for share-based compensation	—	—	(794)	—	—	—	(794)
Share-based employee compensation expense	—	—	6,898	—	—	—	6,898
Other	—	—	—	—	—	—	—
Balance, June 30, 2019	$—	$47	$497,789	$71,888	$(28,182)	$(12,236)	$529,306

Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001
Comprehensive income (loss)	—	—	—	22,351	—	(12,236)	10,115
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation replacement awards related to Merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	—	370	—	—	—	370
Tax withholding for share-based compensation	—	—	(1,135)	—	—	—	(1,135)
Share-based employee compensation expense	—	—	9,257	—	—	—	9,257
Other	—	—	(129)	(118)	—	—	(247)
Balance, June 30, 2019	$—	$47	$497,789	$71,888	$(28,182)	$(12,236)	$529,306

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Income from continuing operations	$22,351	$44,019
Income from discontinued operations	—	901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,666	2,257
Amortization and write-off of deferred loan costs	3,073	1,050
Amortization of debt discount	389	4,140
Share-based employee compensation expense	9,257	3,250
Gain on sale of TPHS business	—	(1,304)
Deferred income taxes	10,789	15,254
Increase in accounts receivable, net	(3,754)	(13,890)
Decrease in inventory	8,719	—
Decrease in other current assets	1,057	756
Decrease in accounts payable	(5,872)	(1,869)
Increase (decrease) in accrued salaries and benefits	570	(9,928)
Decrease in other current liabilities	(8,266)	(4,563)
Decrease in deferred revenue	(2,725)	—
Other	1,345	1,227
Net cash flows provided by operating activities	$49,599	$41,300

Cash flows from investing activities:
Acquisition of property and equipment	$(8,918)	$(3,673)
Business acquisitions, net of cash acquired	(1,062,818)	1,416
Net cash flows used in investing activities	$(1,071,736)	$(2,257)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,399,945	$13,675
Payments of long-term debt	(347,879)	(14,216)
Payments related to tax withholding for share-based compensation	(1,135)	(1,398)
Exercise of stock options	370	1,135
Deferred loan costs	(30,189)	—
Change in cash overdraft and other	3,508	343
Net cash flows provided by (used in) financing activities	$1,024,620	$(461)

Effect of exchange rate changes on cash	$(12)	$(27)

Net increase in cash and cash equivalents	$2,471	$38,555

Cash and cash equivalents, beginning of period	$1,933	$28,440

Cash and cash equivalents, end of period	$4,404	$66,995

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health®, Inc. and its wholly-owned subsidiaries, including the results of Nutrisystem®, Inc. (“Nutrisystem”) acquired on March 8, 2019, (collectively, “Tivity Health,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.  Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 forward.  We have reclassified certain items in prior periods to conform to current classifications.

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

The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support a healthy lifestyle and to address weight management, chronic conditions, and social determinants of health.  The fair value of consideration transferred at Closing was $1.3 billion (“Merger Consideration”), which includes cash consideration, the fair value of the stock consideration, and the fair value of the consideration for Nutrisystem equity awards assumed by Tivity Health that related to pre-combination services (see Note 8). The following table summarizes the components of the Merger Consideration:

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

We performed a valuation analysis of the fair market value of Nutrisystem’s assets and liabilities as of Closing. The following table sets forth an allocation of the Merger Consideration to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill.  During the three months ended June 30, 2019, we adjusted the preliminary purchase price allocation based on additional information obtained regarding facts and circumstances which existed as of the acquisition date. These adjustments resulted in a decrease of $15 million to the estimated fair value of intangible assets, an increase of $11.4 million to goodwill, and a decrease of $3.6 million to deferred tax liabilities.  This allocation of the Merger Consideration may be subject to further revision if new facts and circumstances arise over the measurement period, which may extend up to one year from Closing.

(In thousands)
Cash, cash equivalents, and short-term investments	$81,217
Accounts receivable	22,639
Inventory	38,494
Prepaid expenses and other current assets	12,345
Property and equipment	31,233
Right-of-use assets	22,145
Intangible assets	933,000
Other assets/liabilities	7,161
Accounts payable	(25,152)
Accrued salaries and benefits and other liabilities	(41,796)
Deferred revenue	(13,339)
Lease liabilities	(22,145)
Deferred tax liabilities, net	(216,750)
Total identifiable assets and liabilities acquired	$829,052
Goodwill (1)	457,056
Total Merger Consideration	$1,286,108

(1)

Goodwill represents the excess of Merger Consideration over the preliminary fair value of the underlying assets acquired and liabilities assumed.  Goodwill is attributable to the assembled workforce of experienced personnel at Nutrisystem and synergies expected to be achieved from the combined operations of Tivity Health and Nutrisystem.

We consolidated Nutrisystem’s operating results into our financial statements beginning on March 8, 2019.  Refer to Note 18 for revenue and profit recognized from the Nutrition segment during the three and six months ended June 30, 2019.

The following financial information presents the pro forma combined company results as if the acquisition of Nutrisystem had occurred on January 1, 2018:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$340,377	$343,176	$687,919	$704,036
Net income	$19,042	$30,574	$14,808	$1,134

The above pro forma results are based on assumptions and estimates, which we believe to be reasonable.  They are not the operating results that would have been realized had the acquisition actually closed on January 1, 2018 and are not necessarily indicative of our ongoing combined operating results.  The pro forma results include adjustments related to purchase accounting, acquisition and integration costs, financing, and amortization of intangible assets.  There are no material non-recurring pro forma adjustments reflected in the pro forma results for the three months ended June 30, 2019 or June 30, 2018.  Material non-recurring pro forma adjustments reflected in the pro forma results for the six months ended June 30, 2019 include: (1) the operating results of Nutrisystem from January 1, 2019 to March 7, 2019, (2) acquisition, integration, and restructuring cost decrease of $33.4 million, and (3) income tax expense decrease of $2.7 million (see Note 9). For the six months ended June 30, 2018, material non-recurring pro forma adjustments reflected in the pro forma results include: (1) cost of revenue increase of $2.8 million due to the purchase accounting mark-up of inventory, (2) acquisition, integration, and restructuring cost increase of $38.7 million, and (3) income tax increase of $2.7 million (see Note 9).

3.	Recent Relevant Accounting Standards

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12”), which amends the hedge accounting recognition and presentation requirements. ASU 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows the entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. We adopted ASU 2017-12 in May 2019 upon entering into interest rate swap agreements, as described in Note 14. We do not anticipate that adopting this standard will have an impact on our financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-04, “Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. We adopted ASU 2016-04 in March 2019 upon acquiring Nutrisystem. We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements.

On January 1, 2019, we adopted ASU No. 2016-02, “Leases” (“ASC 842”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position.  We elected to recognize the cumulative effect of initially applying the standard as an adjustment to beginning retained earnings as of January 1, 2019.  The significant majority of our leases are classified as operating leases.  As of January 1, 2019, we recognized a right-of-use asset of $27.0 million and lease liabilities of $29.7 million.  On March 8, 2019, we assumed existing leases from Nutrisystem and recognized additional right-of-use assets and lease liabilities of $22.1 million each.  In addition, we elected the following practical expedients available under ASC 842: (1) the package of practical expedients whereby we are not required to reassess upon adoption of ASC 842 (a) whether a contract is or contains a lease, (b) lease classification, and (c) initial direct costs (ASC 842-10-65-1(f)); and (2) the short-term lease measurement and recognition exemption (ASC 842-20-25-2). ASC 842 also requires significant new disclosures about leasing activity.

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

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  Individuals who purchase our Prime Fitness program may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and six months ended June 30, 2019 from performance obligations satisfied in a prior period.

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SilverSneakers	$122,899	$122,295	$245,922	$243,221
Prime Fitness	29,751	25,213	58,494	49,947
WholeHealth Living	4,467	4,228	9,041	8,444
Other	364	129	551	183
	$157,481	$151,865	$314,008	$301,795

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

Products sold through the direct to consumer channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which Nutrition segment customers pay at the point of sale. Products sold through QVC are payable by QVC upon our shipment of the product to the end consumer. For both the direct to consumer channel and QVC, we recognize revenue at a point in time, i.e., at the shipping point.  Direct to consumer customers may return unopened ready-to-go products within 30 days after purchase in order to receive a refund or credit. Frozen products are refundable only if the order is canceled within 14 days after delivery.

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

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges for the three and six months ended June 30, 2019 was $6.3 million and $8.1 million, respectively.

The following table sets forth Nutrition segment revenue disaggregated by the source of revenue:

(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Direct to consumer	$170,440	$223,095
Retail	8,728	13,032
QVC	3,522	4,044
Other	206	292
	$182,896	$240,463

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	June 30, 2019
Contract assets	$267
Contract liabilities	$9,854

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

Six Months Ended June 30,
(In thousands)	2019
Revenue recognized that was included in the contract liability (deferred revenue) balance on March 8, 2019	$(7,420)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$3,935

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
Remaining 2019	$5,284
2020	1,282
2021	640
2022	389
2023	385
$7,980

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2019 was $5.6 million and $7.0 million, respectively. The reserve for estimated returns incurred but not received and processed was $1.6 million at June 30, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

5.	Inventories

Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, our ability to introduce new products, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $1.5 million at June 30, 2019.

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

(In thousands)	Fair Value	Estimated Useful Life (in years)

Intangible assets subject to amortization:
Tradename - South Beach Diet	9,000	15
Customer list	110,000	7
Retail customer relationship	8,000	10
Noncompetition agreements	6,000	5
Subtotal	$133,000

Intangible assets not subject to amortization:
Tradename - Nutrisystem	800,000	n/a
Total intangible assets	$933,000

Goodwill	457,056	n/a

In addition, as of June 30, 2019, there was $334.7 million of goodwill and $29.0 million of intangible assets not subject to amortization allocated to the Healthcare segment.

The change in the carrying amount of goodwill during the six months ended June 30, 2019 was as follows:

(In thousands)
Balance, January 1, 2019	$334,680
Acquisition of Nutrisystem	445,671
Measurement period adjustment (1)	11,385
Balance, June 30, 2019	$791,736

(1)	See Note 2 for explanation.

7.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities.  For the three and six months ended June 30, 2019, media expense was $47.3 million and $67.5 million, respectively.  Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At June 30, 2019, $0.5 million of costs have been prepaid for future advertisements and promotions.

Prior to the acquisition of Nutrisystem, Tivity Health historically classified marketing expenses within cost of revenue and selling, general, and administrative expenses, while Nutrisystem presented marketing expenses in a separate line item.  Because marketing expense is material to the combined company and for purposes of comparability, we have reclassified historical Tivity Health marketing expenses to a separate line for the three and six months ended June 30, 2019 and 2018.

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

In March 2019, we granted the following Replacement Awards: (i) approximately 258,000 time-vesting restricted stock awards at a fair value of $19.42 per share and (ii) approximately 919,000 time-vesting restricted stock units at a fair value of $19.42 per share.  Approximately $9.1 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Nutrisystem (see Note 2).  Post-combination expense related to the Replacement Awards of approximately $13.7 million is expected to be recognized over the remaining post-combination requisite service period.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and six months ended June 30, 2019, we recognized total share-based compensation costs of $6.9 million and $9.3 million, respectively, including $0.5 million and $0.6 million, respectively, recorded to restructuring and related charges.  For the three and six months ended June 30, 2018, we recognized total share-based compensation costs of $1.8 million and $3.3 million, respectively.  We account for forfeitures as they occur.

A summary of our stock options as of June 30, 2019 and the changes during the six months then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	431	$17.83
Granted	—	—
Exercised	(39)	10.93
Forfeited	(13)	37.44
Expired	—	—
Outstanding at June 30, 2019	379	$17.84	4.0	$916
Exercisable at June 30, 2019	334	$15.17	3.4	$916

The following table shows a summary of our restricted stock awards as of June 30, 2019, as well as activity during the six months then ended:

	Restricted Stock Awards
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	—	—
Replacement Awards	258	19.42
Vested	(36)	19.42
Forfeited	(1)	19.42
Nonvested at June 30, 2019	221	$19.42

The following table shows a summary of our restricted stock units as of June 30, 2019, as well as activity during the six months then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	271	$24.07
Granted	414	19.72
Replacement Awards	919	19.42
Vested	(199)	21.39
Forfeited	(61)	22.87
Nonvested at June 30, 2019	1,344	$20.00

The following table shows a summary of our performance stock units as of June 30, 2019, as well as activity during the six months then ended:

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	806	20.19
Vested	—
Forfeited	(1)	20.36
Nonvested at June 30, 2019	805	$20.19

The following table shows a summary of our market stock units as of June 30, 2019, as well as activity during the six months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	45	$18.25
Granted	—	—
Vested	—	—
Forfeited	(20)	19.20
Nonvested at June 30, 2019	25	$17.49

9.	Income Taxes

For the three months ended June 30, 2019 and 2018, we had an effective income tax rate from continuing operations of 30.9% and 25.3%, respectively.  For the six months ended June 30, 2019 and June 30, 2018, we had an effective income tax rate from continuing operations of 37.6% and 25.2%, respectively.  In 2019, we had additional nondeductible expenses related to the Merger that caused an increase in our effective income tax rate for the three and six months ended June 30, 2019 compared to the prior year.  In addition, upon Closing of the Merger, we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million. We also recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.  These two adjustments increased our income tax expense for the six months ended June 30, 2019 by approximately $2.7 million.

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

The following table shows the right-of-use assets and lease liabilities recorded on the balance sheet:

June 30, 2019
(In thousands)
Right-of-use assets:
Operating	$43,256
Finance	157
Total leased assets	$43,413

Lease liabilities:
Current
Operating	$14,377
Finance	46
Non-current
Operating	$31,714
Finance	112
Total lease liabilities	$46,249

The following table shows the components of lease expense:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2019	2019
Finance lease cost:
Amortization of leased assets	$12	$24
Interest of lease liabilities	2	4
Operating lease cost	3,804	6,520
Short-term lease cost	116	149
Total lease cost before subleases	$3,934	$6,697
Sublease income	(1,356)	(2,700)
Total lease cost, net	$2,578	$3,997

The following provides information related to the lease term and discount rate as of June 30, 2019:

Weighted Average Remaining Lease Term (years)
Operating leases	3.4
Finance leases	3.1

Weighted Average Discount Rate
Operating leases	5.4%
Finance leases	4.4%

As of June 30, 2019, maturities of lease liabilities for each of the next five years and thereafter were as follows.

	Operating Leases			Financing
(In thousands)	Lease Payments	Sublease Receipts	Net	Leases
Remaining 2019	$8,603	$(2,884)	$5,719	$26
2020	14,828	(5,730)	9,098	52
2021	13,361	(5,699)	7,662	52
2022	11,339	(5,732)	5,607	39
2023	1,947	(956)	991	—
2024 and thereafter	379	—	379	—
Total lease payments	50,457	$(21,001)	$29,456	169
Less: interest	(4,366)			(11)
Present value of lease liabilities	$46,091			$158

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(3,561)	$(5,108)
Operating cash flow attributable to finance leases	(2)	(4)
Financing cash flows attributable to finance leases	(11)	(22)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)		48,972
Right-of-use assets obtained in exchange for finance lease liabilities (1)		181

(1) No new leases were entered into during the six months ended June 30, 2019.  Amounts shown are due to the adoption of ASC 842 and reflect balances as of January 1, 2019 for the Healthcare segment and as of March 8, 2019 for the Nutrition segment (i.e., the date of our acquisition of Nutrisystem).

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

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Term Loan A	$306,250	$—
Term Loan B	793,750	—
Delayed draw term loan	—	25,000
Revolving credit facility	9,275	5,450
Capital lease obligations(1)	—	196
	1,109,275	30,646
Less: deferred loan costs and original issue discount ("OID")	(51,176)	—
	1,058,099	30,646
Less: current portion	—	(57)
	$1,058,099	$30,589

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through June 30, 2019, we made payments of $80.0 million on the Term Loans, which included prepayments of all amounts due through June 30, 2020.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that may require annual excess cash flow beginning with fiscal 2019 (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As of June 30, 2019, these interest rate swap agreements had current notional amounts totaling $900.0 million.

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

Warrants

In July 2013, we sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our Common Stock. The Warrants are call options with an initial strike price of approximately $25.95 per share.  Beginning on October 1, 2018, the Warrants were subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants were subject to automatic exercise on each trading day), which ended in May 2019.  Therefore, as of June 30, 2019, there are no remaining Warrants outstanding.  The Warrants were net share settled by our issuing a number of shares of our Common Stock per Warrant with a value corresponding to the excess of the market price per share of our Common Stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share was less than the applicable strike price of the Warrants on any given exercise date, then the warrants subject to automatic exercise on such exercise date were not exercised but instead expired.  The Warrants met the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments were determined to be indexed to our own stock and met the criteria for equity classification under ASC Topic 815, the Warrants were accounted for as an adjustment to our additional paid-in-capital.  During the three and six months ended June 30, 2019, we did not issue any shares of Common Stock related to the automatic exercise of the Warrants due to the market price per share of our Common Stock being less than the applicable strike price of the Warrants on each exercise date during such time period.

When the market price per share of our Common Stock exceeded the strike price of the Warrants, the Warrants had a dilutive effect on net income per share, and the “treasury stock” method was used in calculating the dilutive effect on earnings per share.  See Note 16 for additional information on such dilutive effect.

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s Common Stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.   The Court denied the Company’s Motion to Dismiss on March 18, 2019 and the Company’s Motion to Reconsider on May 22, 2019. The case is currently set for trial on May 18, 2021.

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

On August 24, 2018, Andrew H. Allen, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company’s chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, together with nine current or former directors, as defendants (“Allen Lawsuit”).  The complaint asserts claims for breach of fiduciary duty and violations of the Securities Act of 1933, as amended (“Securities Act”) and the Exchange Act against all individual defendants, largely tracking allegations in the Weiner Lawsuit and Denham Lawsuit, and breach of fiduciary duty for insider trading against a former executive who served as both chief accounting officer and interim chief financial officer and one of the directors of the Company.  The plaintiff seeks to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief, including restitution from the two defendants alleged to have engaged in insider trading from all unlawfully obtained profits.  On October 15, 2018, the Allen Lawsuit and the Denham Lawsuit were consolidated by stipulation.  On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019.

On March 25, 2019, Colleen Witmer, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the Chancery Court for Davidson County, Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, chief legal and administrative officer, certain current directors, and two former directors of the Company, as defendants. The complaint asserts claims for breach of fiduciary duty and unjust enrichment, largely tracking allegations in the Denham Lawsuit.  The complaint further alleges that certain defendants engaged in insider trading.  The plaintiff seeks monetary damages on behalf of the Company, restitution, certain corporate governance and internal procedural reforms, and other equitable relief. With the agreement of the parties, the Tennessee Supreme Court transferred the case to the Business Court Pilot Project. On June 4, 2019, the Company, as nominal defendant, filed a motion to dismiss or stay the case pending resolution of the consolidated Allen and Denham Lawsuits.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2019.  There were no assets and liabilities measured at fair value on a recurring basis at December 31, 2018.

(In thousands)
June 30, 2019	Level 2

Liabilities:
Interest rate swap agreements	$16,304

The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at June 30, 2019 was as follows:

Cash and cash equivalents – The carrying amount of $4.4 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 11), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on the last quoted price of the Term Loans through June 30, 2019. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated fair value and carrying amount of outstanding borrowings under the Term Loans at June 30, 2019 were $1,099 million and $1,100 million, respectively.  The estimated fair value and carrying amount of outstanding borrowings under the Revolving Credit Facility at June 30, 2019 were $9.2 million and $9.3 million, respectively.

14.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage differences in the amount, timing, and duration of our known or expected cash payments related to our outstanding debt (i.e., interest rate risk).  These derivatives are designated and qualify as a hedge of the exposure to variability in expected future cash flows and are therefore considered cash flow hedges.  We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet at fair value as either an asset or liability.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We classify cash flows from settlement of our cash flow hedges in the same category as the cash flows from the related hedged items, generally within the operating activities in the consolidated statements of cash flows.  We do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at June 30, 2019, we do not anticipate nonperformance by these counterparties. Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 11).  As of June 30, 2019, these interest rate swap agreements had current notional amounts totaling $900.0 million.

We record derivatives that are designated and qualify as cash flow hedges at estimated fair value in the consolidated balance sheet, with the related gains and losses recorded in accumulated other comprehensive income or loss ("accumulated OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of June 30, 2019, we expect to reclassify $3.1 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at June 30, 2019 and December 31, 2018 were as follows:

(In thousands)	June 30, 2019	December 31, 2018
Liabilities:
Derivatives designated as hedging instruments:
Current portion of long-term liabilities	$3,038	$—
Other long-term liabilities	13,266	—
	$16,304	$—

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of June 30, 2019 and June 30, 2018:

(In thousands)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$16,144	—	$16,144	—
Gain related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$160	—	$160	—

15.	Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan"). For the three months ended June 30, 2019, we have incurred restructuring charges of $2.4 million related to the 2019 Restructuring Plan, of which $0.8 million related to the Healthcare segment and $1.6 million related to the Nutrition segment. As of and for the six months ended June 30, 2019, we have incurred cumulative restructuring charges of $3.9 million related to the 2019 Restructuring Plan, of which $1.8 million related to the Healthcare segment and $2.1 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings beginning in 2020 of approximately $9.9 million, with $5.5 million relating to the Healthcare segment and $4.4 million relating to the Nutrition segment.

The following table shows the activity in accrued restructuring and related charges for the six months ended June 30, 2019 related to the 2019 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs
Accrued restructuring and related charges liability as of January 1, 2019	$—
Restructuring charges	3,330
Payments	(797)
Accrued restructuring and related charges liability as of June 30, 2019	$2,533

16.	Earnings Per Share

Beginning in March 2019, we use the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of Common Stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of Common Stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of Common Stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses.  Following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations - numerator for earnings per share	$18,137	$22,683	$22,351	$44,019
Income from discontinued operations - numerator for earnings per share	—	901	—	901
Net income allocated to unvested restricted stock	(93)	—	(77)	—
Net income allocated to shares of Common Stock	$18,044	$23,584	$22,274	$44,920

Denominator:
Shares used for basic income per share	47,790	39,899	45,165	39,841
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	93	277	110	295
Restricted stock units	578	332	444	368
Market stock units	—	489		511
Warrants related to Cash Convertible Notes	—	2,287		2,422
Shares used for diluted income per share	48,461	43,284	45,719	43,437

Earnings per share - basic:
Continuing operations	$0.38	$0.57	$0.49	$1.10
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$0.38	$0.59	$0.49	$1.13

Earnings per share - diluted:
Continuing operations	$0.37	$0.52	$0.49	$1.01
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$0.37	$0.54	$0.49	$1.03

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	71	59	76	29
Restricted stock units	288	42	172	28
Restricted stock awards	128	—	64	—

Market stock units and performance stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

17. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2019:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2019	$—
Other comprehensive income (loss) before reclassifications, net of tax of $4,028	(12,116)
Amounts reclassified from accumulated OCI, net of tax of $40	(120)
Accumulated OCI, net of tax, as of June 30, 2019	$(12,236)

The following table presents details about reclassifications out of accumulated OCI for the six months ended June 30, 2019:

(In thousands)	Six Months Ended June 30, 2019	Statement of Operations Classification
Interest rate swaps	$(160)	Interest expense
	40	Income tax expense
	$(120)	Net of tax

See Note 14 for a further discussion of our interest rate swaps.

18. Segment Information

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

Each segment’s profit is measured as earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding acquisition and integration costs and restructuring and related charges, as shown below:

(In thousands)
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Healthcare	Nutrition	Consolidated	Healthcare	Nutrition	Consolidated

Revenues	$157,481	$182,896	$340,377	$314,008	$240,463	$554,471

Adjusted EBITDA	$35,681	$34,667	$70,348	$61,810	$48,010	$109,820
Acquisition and integration costs			$8,999			$26,049
Restructuring and related charges			2,352			3,943
Interest expense			23,661			31,328
Depreciation and amortization			9,084			12,666
Income before income taxes			$26,252			$35,834

Total assets as of June 30, 2019				$395,395	$1,620,112	$2,015,507

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tivity Health, Inc. (the “Company”) was founded and incorporated in Delaware in 1981.  Through our programs, which include SilverSneakers senior fitness, Prime Fitness and WholeHealth Living, we are focused on advancing health and vitality, especially in aging populations.  On March 8, 2019, we completed our acquisition of Nutrisystem, Inc. (“Nutrisystem”), which is a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.  The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support a healthy lifestyle and to address weight management, chronic conditions, and social determinants of health. Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 forward.

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

As part of our Healthcare segment, the SilverSneakers senior fitness program is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass more than 16,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

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

•

the risk that the significant indebtedness incurred in connection with the acquisition of Nutrisystem may limit our ability to adapt to changes in the economy or market conditions, expose us to interest rate risk for the variable rate indebtedness and require a substantial portion of cash flows from operations to be dedicated to the payment of indebtedness;

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

•

our ability to sign, renew and/or maintain contracts with our Healthcare segment customers and/or our fitness partner locations under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	the ability of our Healthcare segment health plan customers to maintain the number of covered lives enrolled in those health plans during the terms of our agreements;

•	the impact of severe or adverse weather conditions and the potential emergence of a health pandemic or an infectious disease outbreak on member participation in our Healthcare segment programs;

•	the impact of healthcare reform on our business;

•	the effectiveness of our marketing and advertising programs;

•	loss, or disruption in the business, of any of our food suppliers or our fulfillment provider, or disruptions in the shipping of our food products for our Nutrition segment;

•	the impact of claims that our Nutrition segment personnel are unqualified to provide proper weight loss advice;

•	the impact of health- or advertising-related claims by our Nutrition segment customers;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	loss of any of our Nutrition segment third-party retailer agreements and any obligations associated with such loss;

•	our ability to continue to develop innovative weight loss programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the impact of claims from our Nutrition segment competitors regarding advertising or other marketing practices;

•	our ability to develop and commercially introduce new products and services;

•	our ability to receive referrals from existing Nutrition segment customers, a decline in which could adversely impact our customer acquisition costs;

•	failure to attract spokespersons or negative publicity with respect to any of our spokespersons;

•	our ability to anticipate change and respond to emerging trends for customer preferences and the impact of the same on demand for our services and products;

•	the seasonality of the business of our Nutrition segment, particularly with respect to diet season;

•	negative publicity with respect to the weight loss industry;

•	the impact of increased governmental regulation on our Nutrition segment;

•	a significant portion of our Nutrition segment revenue depends on our ability to sustain subscriptions of our Nutrition segment’s programs, and cancellations could impact our future operating results;

•	claims arising from the sale of ingested products; and
•	other risks detailed in this report and our other filings with the Securities and Exchange Commission.

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

Our comprehensive “A-B-C-D” strategy has been strengthened with the acquisition of Nutrisystem.  Strategy (A), add new members, will leverage Nutrisystem’s media expertise and scale to increase awareness of the SilverSneakers program and drive more enrolled members.  We will also cross-promote our nutrition and fitness solutions while adding new distribution channels for Nutrisystem. Strategy (B), build more awareness, empowerment and engagement, will lean on Nutrisystem’s precision marketing competency to drive visits and present a host of nutrition offerings to SilverSneakers and Prime Fitness members.  Strategy (C), collaborate with health plan partners to introduce new products and services that leverage our brand trust, drove our acquisition of Nutrisystem and will position us to offer nutrition-based as well as combined offerings.  Strategy (D), deepen relationships with our fitness center partners and their instructors within our national network, is bolstered through the Nutrisystem acquisition by providing new potential revenue streams for fitness partner locations while offering yet another distribution channel for Nutrisystem through those partner locations.  Finally, given the combination with Nutrisystem, we have added a new Strategy (E), execute on the integration, including realization of both cost and revenue synergies.  Our focus on revenue synergies is to address the social determinants of health, chronic conditions, and weight management and expand the channels of distribution for nutrition-based products.

The nutrition segment operates in a competitive direct-to-consumer market that is experiencing significant change. To respond to these changes, in addition to the total company A-B-C-D strategy discussed above, we are applying a two-pronged “O-E” strategy to: (O) optimize the core nutrition business, and (E) expand the business by (1) expanding reach beyond direct-to-consumer, including opportunities with our health plan partners and fitness partner locations and (2) leveraging our food science capabilities beyond weight loss so that we can address the broader opportunity of nutrition-based solutions and continue to differentiate ourselves in the market.

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

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.  The first two policies presented below were new critical accounting policies during the three months ended March 31, 2019, which were adopted due to the acquisition of Nutrisystem.

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.5 million at June 30, 2019.

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

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and six months ended June 30, 2019 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the three and six months ended June 30, 2019, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 78% of revenues in the Healthcare segment, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 19% and 3%, respectively, of revenues in the Healthcare segment.

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

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the three and six months ended June 30, 2019 was $5.6 million and $7.0 million, respectively. The reserve for estimated returns incurred but not received and processed was $1.6 million at June 30, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

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

Executive Overview of Results

The key financial results for the three and six months ended June 30, 2019 are:

•

Revenues of $340.4 million and $554.5 million for the three and six months ended June 30, 2019, respectively, including $182.9 million and $240.5 million, respectively, attributable to the acquisition of Nutrisystem on March 8, 2019, compared to $151.9 million and $301.8 million for the same periods in 2018.

•	Pre-tax income of $26.3 million for the three months ended June 30, 2019 compared to $30.4 million for the same period in 2018. Pre-tax income for the three months ended June 30, 2019 includes:
o	$9.0 million of acquisition and integration costs compared to $0 for the same period in 2018;
o	$54.6 million of marketing expenses, including $50.6 million attributable to the Nutrition segment, compared to $4.6 million for the same period in 2018;
o	$2.4 million of restructuring and related charges compared to $0.1 million for the same period in 2018;
o	$23.7 million of interest expense compared to $3.5 million for the same period in 2018; and
o	$4.4 million of amortization expense compared to $0 for the same period in 2018.

•	Pre-tax income of $35.8 million for the six months ended June 30, 2019 compared to $58.8 million for the same period in 2018. Pre-tax income for the six months ended June 30, 2019 includes:
o	$26.0 million of acquisition and integration costs compared to $0 for the same period in 2018;
o	$78.8 million of marketing expenses, including $65.5 million attributable to the Nutrition segment, compared to $7.5 million for the same period in 2018;
o	$3.9 million of restructuring and related charges compared to $0.1 million for the same period in 2018;
o	$31.3 million of interest expense compared to $6.9 million for the same period in 2018; and
o	$5.8 million of amortization expense compared to $0 for the same period in 2018.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 expressed as a percentage of revenues from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	57.2%	68.8%	60.4%	69.5%
Marketing expenses	16.0%	3.0%	14.2%	2.5%
Selling, general and administrative expenses	8.7%	5.1%	10.3%	5.4%
Depreciation and amortization	2.7%	0.7%	2.3%	0.7%
Restructuring and related charges	0.7%	0.1%	0.7%	0.0%
Operating income (1)	14.7%	22.3%	12.1%	21.8%

Interest expense	7.0%	2.3%	5.7%	2.3%
Income before income taxes (1)	7.7%	20.0%	6.5%	19.5%
Income tax expense	2.4%	5.0%	2.4%	4.9%
Income from continuing operations (1)	5.3%	14.9%	4.0%	14.6%
Income from discontinued operations, net of tax	—	0.6%	—	0.3%
Net income (1)	5.3%	15.5%	4.0%	14.9%

(1)	Figures may not add due to rounding.

Revenues

Revenues for the three months ended June 30, 2019 increased to $340.4 million compared to $151.9 million for the same period in 2018, primarily due to $182.9 million of revenues attributable to the acquisition of Nutrisystem.  Excluding the acquisition, revenues in the Healthcare segment increased by $5.6 million, primarily as a result of (i) an increase in Prime Fitness revenue of $4.5 million driven by an increase in average subscribers for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and (ii) a net increase in SilverSneakers revenue of $0.6 million, primarily due to an increase in revenue-generating visits mostly offset by a decrease in the number of eligible lives.

Revenues for the six months ended June 30, 2019 increased to $554.5 million compared to $301.8 million for the same period in 2018, primarily due to $240.5 million of revenues attributable to the acquisition of Nutrisystem.  Excluding the acquisition, revenues in the Healthcare segment increased by $12.2 million, primarily as a result of (i) an increase in Prime Fitness revenue of $8.5 million driven by an increase in average subscribers for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 and (ii) a net increase in SilverSneakers revenue of $2.7 million, primarily due to an increase in revenue-generating visits somewhat offset by a decrease in the number of eligible lives.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues decreased from the three and six months ended June 30, 2018 (68.8%) and (69.5%), respectively, to the three and six months ended June 30, 2019 (57.2%) and (60.4%), respectively, primarily due to the acquisition of Nutrisystem in the first quarter of 2019.  The Nutrition segment carries a lower cost of revenue as a percentage of revenues than the Healthcare segment.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment increased from the three months ended June 30, 2018 (68.8%) to the three months ended June 30, 2019 (70.5%), primarily due to (i) an increase in cost per visit due to certain contract renegotiations and (ii) acquisition and integration costs in 2019 related to the acquisition of Nutrisystem.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment increased from the six months ended June 30, 2018 (69.5%) to the six months ended June 30, 2019 (71.6%), primarily due to (i) an increase in cost per visit due to certain contract renegotiations, as well as a higher number of average visits per member per month in 2019 compared to 2018 and (ii) acquisition and integration costs in 2019 related to the acquisition of Nutrisystem.

Marketing Expenses

Marketing expenses as a percentage of revenues increased from the three and six months ended June 30, 2018 (3.0%) and (2.5%), respectively, to the three and six months ended June 30, 2019 (16.0%) and (14.2%), respectively, primarily due to the impact from the acquisition of Nutrisystem in 2019 and the significance of media and marketing expense to the Nutrition segment’s sales strategy.  For the Healthcare segment, marketing expenses as a percentage of revenues increased from the six months ended June 30, 2018 (2.5%) to the six months ended June 30, 2019 (4.2%), primarily due to increased spending in the first quarter of 2019 on SilverSneakers advertising and media campaigns as well as increased staffing; marketing expenses as a percentage of revenues did not change materially from the three months ended June 30, 2018 (3.0%) to the three months ended June 30, 2019 (2.5%).

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased from the three and six months ended June 30, 2018 (5.1%) and (5.4%), respectively, to the three and six months ended June 30, 2019 (8.7%) and (10.3%), respectively, primarily due to acquisition and integration costs of $7.0 million and $23.1 million during the three and six months ended June 30, 2019, respectively, related to the acquisition of Nutrisystem.

Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan"). For the three months ended June 30, 2019, we have incurred restructuring charges of $2.4 million related to the 2019 Restructuring Plan, of which $0.8 million related to the Healthcare segment and $1.6 million related to the Nutrition segment. To date and for the six months ended June 30, 2019, we have incurred restructuring charges of $3.9 million related to the 2019 Restructuring Plan, of which $1.8 million related to the Healthcare segment and $2.1 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings beginning in 2020 of approximately $9.9 million, with $5.5 million relating to the Healthcare segment and $4.4 million relating to the Nutrition segment.

Depreciation and Amortization

Depreciation and amortization expense increased $7.9 million and $10.4 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to amortization expense on new intangible assets recorded in connection with the acquisition of Nutrisystem as well as increased depreciation expense attributable to the acquisition of Nutrisystem’s property and equipment.

Interest Expense

Interest expense increased $20.2 million and $24.4 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to our entering into the Credit Agreement on March 8, 2019, including term loans with an initial borrowing of $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 9 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had a working capital deficit of $8.9 million.  Based upon the pro forma calculations of compliance with the applicable covenants under our credit agreement, as of June 30, 2019, we anticipate the ability to borrow under the Revolving Credit Facility (as defined below) up to a maximum of $115.2 million for the next 12 months and the foreseeable future. We believe our cash on hand, cash flows from operations and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, debt payments and capital expenditures for the next 12 months and the foreseeable future.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.

Credit Facility

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swing line lender (“SunTrust”). The Credit Agreement replaced our prior Revolving Credit and Term Loan Agreement, dated April 21, 2017 (the “Prior Credit Agreement”), with a group of lenders and SunTrust, as administrative agent. The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through June 30, 2019, we made payments of $80.0 million on the Term Loans, which included prepayments of all amounts due through June 30, 2020.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024. In addition, the Credit Agreement contains provisions that may require annual excess cash flow beginning with fiscal 2019 (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  As of June 30, 2019, availability under the revolving credit facility totaled $115.2 million as calculated under the most restrictive covenant.

For a detailed description of the Credit Agreement, refer to Note 11 of the notes to consolidated financial statements in this report.  The Credit Agreement contains a financial covenant that requires us to maintain specified maximum ratios or levels of consolidated total net debt to EBITDA, calculated as provided in the Credit Agreement. We were in compliance with all of the financial covenant requirements of the Credit Agreement as of June 30, 2019.

Cash Flows Provided by Operating Activities

Operating activities during the six months ended June 30, 2019 provided cash of $49.6 million compared to $41.3 million during the six months ended June 30, 2018. The increase in operating cash flow is primarily due to net cash flows provided by the Nutrition segment offset by payments related to interest and acquisition and integration costs.

Cash Flows Used in Investing Activities

Investing activities during the six months ended June 30, 2019 used $1,072 million in cash, compared to $2.3 million during the six months ended June 30, 2018.  This change is primarily due to the acquisition of Nutrisystem.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the six months ended June 30, 2019 provided $1,025 million in cash, compared to cash used of $0.5 million during the six months ended June 30, 2018.  This change is primarily due to net borrowings under the Credit Agreement, slightly offset by payment of deferred loan costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.                     Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25%, and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25%, and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  Effective May 31, 2019, we maintain amortizing interest rate swap agreements with current notional amounts totaling $900.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $3.0 million for the six months ended June 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

•

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

In connection with the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement with a group of lenders. As of June 30, 2019, outstanding debt under the Credit Agreement was $1,109 million.

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
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly, and changes in LIBOR reporting practices could lead to an increase in the cost of our indebtedness and adversely affect our results of operations.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk.  Interest rates are currently at historically low levels, but if interest rates increase, our debt service obligations with respect to our variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.

To mitigate our exposure to future interest rate volatility with respect to our variable rate indebtedness, we have entered into interest rate swaps and may in the future enter into additional interest rate swaps, which involve the exchange of floating for fixed rate interest payments. Considering hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.

In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Credit Agreement. The Financial Conduct Authority of the United Kingdom has announced that by the end of calendar year 2021 it will no longer require LIBOR submissions, resulting in the possible unavailability or lack of suitability of LIBOR as a benchmark rate. While our borrowing arrangements provide for alternative base rates as well as a method for selecting a benchmark replacement for LIBOR, the consequences of the possibility of LIBOR becoming unavailable or not suitable cannot be entirely predicted at this time. Use of an alternative base rate or a benchmark replacement for LIBOR as a basis for calculating interest with respect to our outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in the cost of such indebtedness, and could affect our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At June 30, 2019, we had approximately $791.7 million and $956.3 million of goodwill and intangible assets, respectively. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well.  The secure maintenance of this confidential information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee, or our information; member personal health information; or other data subject to privacy laws. Such cybersecurity incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

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

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our various business units (e.g., Payment Card Industry Data Security Standards and Telephone Consumer Protection Act). These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws, thereby further impacting our business.  For example, in June 2018, the State of California passed the California Consumer Privacy Act of 2018 (“CCPA”), which takes effect January 1, 2020.  The new law applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests.  Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

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

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Part II, Item 1. "Legal Proceedings" in this report). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain various types of liability insurance, we cannot provide assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. Although we believe that we have conducted our operations in compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

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

We may be subject to intellectual property rights claims.

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

Damage to our reputation could harm our business, including our competitive position and business prospects.

Our ability to attract and retain customers, members and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including employee misconduct, cyber security breaches, unethical behavior, litigation or regulatory outcomes, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

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

In 2018 and 2019, United Healthcare discontinued offering SilverSneakers to its individual Medicare Advantage beneficiaries in certain states and instead provided those beneficiaries a fitness benefit offered by its wholly-owned subsidiary Optum, while continuing to offer SilverSneakers to its group Medicare Advantage members in all 50 states. Revenue from United Healthcare is expected to be in a range of $60 million to $62 million in 2019, approximately one-third of which is expected to be earned from its individual Medicare Advantage business.  We expect that beginning in 2020 United Healthcare will offer SilverSneakers to its group Medicare Advantage members and will offer SilverSneakers to a portion of the remaining individual Medicare Advantage beneficiaries.

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

The seasonal nature of the business of our Nutrition segment could cause our operating results to fluctuate.

The business of our Nutrition segment is seasonal, with revenue generally greatest (and advertising expenses generally highest) in the first calendar quarter, also known as diet season. Weak performance during diet season could negatively impact our Nutrition segment’s performance for the remainder of the year. This seasonality could cause the market price of our Common Stock to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The stock repurchase activity for the second quarter of 2019 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2019 - 4/30/2019	—	$—	—	$—
5/1/2019 - 5/31/2019	—	—	—	—
6/1/2019 - 6/30/2019	9,454	19.13	—	—
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our Common Stock during the three months ended June 30, 2019.

Item 6. Exhibits

(a)	Exhibits

10.1

Tivity Health, Inc. Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 12, 2019 (File No. 000-19364)].

10.2	Form of 2019 Performance Stock Unit Award Agreement under the Company’s Nutrisystem Stock Incentive Plan.*

10.3	Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Nutrisystem Stock Incentive Plan.*

10.4	Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan.*

10.5	Form of 2019 Performance Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan.*

10.6	Form of 2019 Integration Bonus Performance Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan.*

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer.*

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer.*

32

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Donato Tramuto, Chief Executive Officer, and Adam Holland, Chief Financial Officer.*

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101 hereto).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	August 8, 2019	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)