Form 10-Q
period 2019-09-30
TIVITY HEALTH, INC.
filed 2019-11-12
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 6, 2019, there were outstanding 47,994,056 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$6,857	$1,933
Accounts receivable, net	90,719	67,139
Inventories	23,720	—
Prepaid expenses	14,910	3,655
Income taxes receivable	439	720
Other current assets	5,421	4,658
Total current assets	142,066	78,105

Property and equipment, net of accumulated depreciation of $37,902 and $30,711 respectively	50,396	16,341
Right-of-use assets	44,787	—
Intangible assets, net	951,711	29,049
Goodwill, net	791,735	334,680
Other long-term assets	24,809	23,904
Total assets	$2,005,504	$482,079

Current liabilities:
Accounts payable	$46,903	$29,103
Accrued salaries and benefits	8,876	6,512
Accrued liabilities	63,619	42,563
Deferred revenue	13,630	582
Current portion of debt	—	57
Current portion of lease liabilities	13,451	—
Current portion of long-term liabilities	4,675	2,255
Total current liabilities	151,154	81,072

Long-term debt	1,035,063	30,589
Long-term lease liabilities	33,784	—
Long-term deferred tax liability	222,214	319
Other long-term liabilities	17,891	1,098

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 47,876,048 and 41,049,418 shares outstanding, respectively	48	41
Additional paid-in capital	503,799	347,487
Retained earnings	85,808	49,655
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(16,075)	—
Total stockholders' equity	545,398	369,001
Total liabilities and stockholders' equity	$2,005,504	$482,079

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$303,897	$151,467	$858,369	$453,261
Cost of revenue (exclusive of depreciation and amortization of $7,870, $1,071, $18,216, and $3,041, respectively, included below)	178,640	103,678	513,736	313,491
Marketing expenses	46,719	3,373	125,470	10,870
Selling, general and administrative expenses	26,958	7,813	83,810	24,136
Depreciation and amortization	9,700	1,204	22,366	3,461
Restructuring and related charges	281	—	4,225	124
Operating income	41,599	35,399	108,762	101,179

Interest expense	23,006	1,013	54,334	7,948
Income before income taxes	18,593	34,386	54,428	93,231

Income tax expense	4,673	9,029	18,157	23,856
Income from continuing operations	13,920	25,357	36,271	69,375

Income from discontinued operations, net of tax	—	—	—	901
Net income	13,920	25,357	36,271	70,276

Earnings per share - basic:
Continuing operations	$0.29	$0.63	$0.79	$1.74
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.29	$0.63	$0.79	$1.76

Earnings per share - diluted:
Continuing operations	$0.29	$0.59	$0.78	$1.60
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.29	$0.59	$0.78	$1.63

Comprehensive income	$10,081	$25,357	$20,196	$70,276

Weighted average common shares and equivalents:
Basic	47,923	40,010	45,996	39,898
Diluted	48,584	42,827	46,585	43,234

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$13,920	$25,357	$36,271	$70,276
Net change in fair value of interest rate swaps, net of income tax benefit of $1,276 and $5,344, respectively	(3,839)	—	(16,075)	—
Comprehensive income	$10,081	$25,357	$20,196	$70,276

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2019 and 2018

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2018	$—	$40	$352,230	$(4,229)	$(28,182)	$—	$319,859
Comprehensive income	—	—	—	25,357	—	—	25,357
Exercise of stock options	—	—	385	—	—	—	385
Tax withholding for share-based compensation	—	—	(684)	—	—	—	(684)
Share-based employee compensation expense	—	—	1,663	—	—	—	1,663
Balance, September 30, 2018	$—	$40	$353,594	$21,128	$(28,182)	$—	$346,580

Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$—	$271,953
Comprehensive income	—	—	—	70,276	—	—	70,276
Exercise of stock options	—	—	1,521	—	—	—	1,521
Tax withholding for share-based compensation	—	—	(2,083)	—	—	—	(2,083)
Share-based employee compensation expense	—	—	4,913	—	—	—	4,913
Balance, September 30, 2018	$—	$40	$353,594	$21,128	$(28,182)	$—	$346,580

Balance, June 30, 2019	$—	$47	$497,789	$71,888	$(28,182)	$(12,236)	$529,306
Comprehensive income (loss)	—	—	—	13,920	—	(3,839)	10,081
Issuance of Common Stock in connection with Merger	—	—	—	—	—	—	—
Share-based compensation Replacement Awards related to Merger and attributable to pre-combination services	—	—	—	—	—	—	—
Exercise of stock options	—	1	329	—	—	—	330
Tax withholding for share-based compensation	—	—	(328)	—	—	—	(328)
Share-based employee compensation expense	—	—	6,009	—	—	—	6,009
Other	—	—	—	—	—	—	—
Balance, September 30, 2019	$—	$48	$503,799	$85,808	$(28,182)	$(16,075)	$545,398

Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001
Comprehensive income (loss)	—	—	—	36,271	—	(16,075)	20,196
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation Replacement Awards related to Merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	1	700	—	—	—	701
Tax withholding for share-based compensation	—	—	(1,464)	—	—	—	(1,464)
Share-based employee compensation expense	—	—	15,266	—	—	—	15,266
Other	—	—	(129)	(118)	—	—	(247)
Balance, September 30, 2019	$—	$48	$503,799	$85,808	$(28,182)	$(16,075)	$545,398

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Income from continuing operations	$36,271	$69,375
Income from discontinued operations	—	901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,366	3,461
Amortization and write-off of deferred loan costs	3,256	1,101
Amortization of debt discount	2,593	4,140
Share-based employee compensation expense	15,266	4,913
Gain on sale of TPHS business	—	(1,304)
Deferred income taxes	10,489	23,812
Increase in accounts receivable, net	(1,407)	(12,181)
Decrease in inventory	14,775	—
Decrease in other current assets	3,608	1,544
Decrease in accounts payable	(9,917)	(1,285)
Decrease in accrued salaries and benefits	(592)	(10,626)
Decrease in other current liabilities	(14,138)	(11,235)
Increase in deferred revenue	345	—
Other	1,908	1,912
Net cash flows provided by operating activities	$84,823	$74,528

Cash flows from investing activities:
Acquisition of property and equipment	$(15,354)	$(6,456)
Proceeds from sale of MeYou Health	—	1,416
Business acquisitions, net of cash acquired	(1,062,818)	—
Net cash flows used in investing activities	$(1,078,172)	$(5,040)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,505,245	$173,350
Payments of long-term debt	(478,479)	(271,923)
Proceeds from settlement of cash convertible notes hedges	—	141,246
Payments related to settlement of cash conversion derivative	—	(141,246)
Payments related to tax withholding for share-based compensation	(1,464)	(2,083)
Exercise of stock options	701	1,521
Deferred loan costs	(30,189)	—
Change in cash overdraft and other	2,471	2,887
Net cash flows provided by (used in) financing activities	$998,285	$(96,248)

Effect of exchange rate changes on cash	$(12)	$(37)

Net increase in cash and cash equivalents	$4,924	$(26,797)

Cash and cash equivalents, beginning of period	$1,933	$28,440

Cash and cash equivalents, end of period	$6,857	$1,643

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health®, Inc. and its wholly-owned subsidiaries, including the results of Nutrisystem®, Inc. (“Nutrisystem”) acquired on March 8, 2019 (collectively, “Tivity Health,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.  Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 forward.  We have reclassified certain items in prior periods to conform to current classifications.

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

We believe that the acquisition of Nutrisystem will enable us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support a healthy lifestyle and to address weight management, chronic conditions, and social determinants of health.  The fair value of consideration transferred at Closing was $1.3 billion (“Merger Consideration”), which includes cash consideration, the fair value of the stock consideration, and the fair value of the consideration for Nutrisystem equity awards assumed by Tivity Health that related to pre-combination services (see Note 8). The following table summarizes the components of the Merger Consideration:

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

We consolidated Nutrisystem’s operating results into our financial statements beginning on March 8, 2019.  Refer to Note 18 for revenue and profit recognized from the Nutrition segment during the three and nine months ended September 30, 2019.

The following financial information presents the pro forma combined company results as if the acquisition of Nutrisystem had occurred on January 1, 2018:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$303,897	$310,722	$991,816	$1,014,758
Net income	$13,993	$20,417	$28,801	$21,551

The above pro forma results are based on assumptions and estimates, which we believe to be reasonable.  They are not the operating results that would have been realized had the acquisition actually closed on January 1, 2018 and are not necessarily indicative of our ongoing combined operating results.  The pro forma results include adjustments related to purchase accounting, acquisition and integration costs, financing, and amortization of intangible assets.  There are no material non-recurring pro forma adjustments reflected in the pro forma results for the three months ended September 30, 2019 or September 30, 2018.  Material non-recurring pro forma adjustments reflected in the pro forma results for the nine months ended September 30, 2019 include: (1) the operating results of Nutrisystem from January 1, 2019 to March 7, 2019, (2) acquisition, integration, and restructuring cost decrease of $33.4 million, and (3) income tax expense decrease of $2.7 million (see Note 9). For the nine months ended September 30, 2018, material non-recurring pro forma adjustments reflected in the pro forma results include: (1) cost of revenue increase of $2.8 million due to the purchase accounting mark-up of inventory, (2) acquisition, integration, and restructuring cost increase of $38.7 million, and (3) income tax increase of $2.7 million (see Note 9).

3.	Recent Relevant Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends the hedge accounting recognition and presentation requirements. ASU 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows the entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. We adopted ASU 2017-12 in May 2019 upon entering into interest rate swap agreements, as described in Note 14. We do not anticipate that adopting this standard will have an impact on our financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 aligns recognition of the financial liabilities related to prepaid stored-value products (for example, gift cards) with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), for non-financial liabilities. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. We adopted ASU 2016-04 in March 2019 upon acquiring Nutrisystem. We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted ASU 2017-04 on October 1, 2019.  We do not anticipate that adopting this standard will have a material impact on our consolidated financial statements and related disclosures.

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

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with employers, commercial health plan, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and nine months ended September 30, 2019 from performance obligations satisfied in a prior period.

Our fees within the Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At September 30, 2019, $0.3 million of such costs were capitalized.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SilverSneakers	$124,602	$121,966	$370,524	$365,187
Prime Fitness	30,499	25,374	88,993	75,321
WholeHealth Living	4,752	4,106	13,783	12,550
Other	126	21	687	203
	$159,979	$151,467	$473,987	$453,261

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

Products sold through the direct to consumer channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which Nutrition segment customers pay at the point of sale. Products sold through QVC are payable by QVC upon our shipment of the product to the end consumer. For both the direct to consumer channel and QVC, we recognize revenue at a point in time, i.e., at the shipping point.  Direct to consumer customers may return unopened ready-to-go Nutrisystem products within 30 days after purchase in order to receive a refund or credit. Frozen Nutrisystem products are refundable only if the order is canceled within 14 days after delivery.  South Beach Diet products are not refundable.

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

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges for the three and nine months ended September 30, 2019 was $5.3 million and $13.4 million, respectively.

The following table sets forth Nutrition segment revenue, from March 8, 2019 forward, disaggregated by the source of revenue:

(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Direct to consumer	$134,581	$357,677
Retail	6,311	19,343
QVC	2,882	6,926
Other	144	436
	$143,918	$384,382

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	September 30, 2019
Contract assets	$205
Contract liabilities	$12,979

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

Nine Months Ended September 30,
(In thousands)	2019
Revenue recognized that was included in the contract liability (deferred revenue) balance on March 8, 2019	$(6,658)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$6,297

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
Remaining 2019	$3,765
2020	3,556
2021	2,026
2022	664
2023	622
2024	627
$11,260

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2019 was $3.9 million and $11.0 million, respectively. The reserve for estimated returns incurred but not received and processed was $1.3 million at September 30, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

5.	Inventories

Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, our ability to introduce new products, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $1.7 million at September 30, 2019.

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

In addition, as of September 30, 2019, there was $334.7 million of goodwill and $29.0 million of intangible assets not subject to amortization allocated to the Healthcare segment.

The change in the carrying amount of goodwill during the nine months ended September 30, 2019 was as follows:

(In thousands)
Balance, January 1, 2019	$334,680
Acquisition of Nutrisystem	445,671
Measurement period adjustment (1)	11,384
Balance, September 30, 2019	$791,735

(1)	See Note 2 for explanation.

7.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities.  For the three and nine months ended September 30, 2019, media expense was $40.1 million and $107.5 million, respectively.  Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At September 30, 2019, $3.2 million of costs have been prepaid for future advertisements and promotions.

Prior to the acquisition of Nutrisystem, Tivity Health historically classified marketing expenses within cost of revenue and selling, general, and administrative expenses, while Nutrisystem presented marketing expenses in a separate line item.  Because marketing expense is material to the combined company and for purposes of comparability, we have reclassified historical Tivity Health marketing expenses to a separate line for the three and nine months ended September 30, 2019 and 2018.

8.	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock awards, restricted stock units, and performance stock units.  All market stock units that were outstanding at the beginning of 2019 were forfeited and are no longer outstanding as of September 30, 2019. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders. Each of these award types generally vests over three or four years.

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

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and nine months ended September 30, 2019, we recognized total share-based compensation costs of $6.0 million and $15.3 million, respectively, including $0.6 million recorded to restructuring and related charges for the nine months ended September 30, 2019.  For the three and nine months ended September 30, 2018, we recognized total share-based compensation costs of $1.7 million and $4.9 million, respectively.  We account for forfeitures as they occur.

A summary of our stock options as of September 30, 2019 and the changes during the nine months then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	431	$17.83
Granted	—	—
Exercised	(71)	12.05
Forfeited	(20)	37.69
Expired	—	—
Outstanding at September 30, 2019	340	$17.87	3.8	$861
Exercisable at September 30, 2019	300	$15.23	3.1	$861

The following table shows a summary of our restricted stock awards as of September 30, 2019, as well as activity during the nine months then ended:

	Restricted Stock Awards
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	—	—
Replacement Awards	258	19.42
Vested	(44)	19.42
Forfeited	(1)	19.42
Nonvested at September 30, 2019	213	$19.42

The following table shows a summary of our restricted stock units as of September 30, 2019, as well as activity during the nine months then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	271	$24.07
Granted	414	19.72
Replacement Awards	919	19.42
Vested	(329)	20.42
Forfeited	(63)	23.08
Nonvested at September 30, 2019	1,212	$20.10

The following table shows a summary of our performance stock units as of September 30, 2019, as well as activity during the nine months then ended:

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	806	20.19
Vested	—
Forfeited	(1)	20.36
Nonvested at September 30, 2019	805	$20.19

The following table shows a summary of our market stock units as of September 30, 2019, as well as activity during the nine months then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	45	$18.25
Granted	—	—
Vested	—	—
Forfeited	(45)	18.25
Nonvested at September 30, 2019	—	$—

9.	Income Taxes

For the three months ended September 30, 2019 and 2018, we had an effective income tax rate of 25.1% and 26.3%, respectively. The decrease in the effective rate is primarily due to a net favorable impact resulting from adjustments of prior estimates.

For the nine months ended September 30, 2019 and September 30, 2018, we had an effective income tax rate from continuing operations of 33.4% and 25.6%, respectively.  In 2019, we had additional nondeductible expenses related to the Merger that caused an increase in our effective income tax rate for the nine months ended September 30, 2019 compared to the prior year.  In addition, upon Closing of the Merger, we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million. We also recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.  These two adjustments increased our income tax expense for the nine months ended September 30, 2019 by approximately $2.7 million.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2016 to present.

10.  Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective approach. Therefore, the comparative information for periods ended prior to January 1, 2019 was not restated. Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet. We recognize lease expense for these short-term leases on a straight-line basis over the lease term. With the exception of one finance lease related to office equipment, all of our leases are classified as operating leases.  We maintain lease agreements principally for our office spaces and certain equipment. In addition, certain of our contracts, such as those with our fulfillment vendor related to our warehouse space or contracts with certain equipment vendors, contain embedded leases.  We maintain three sublease agreements with respect to two of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability.  In the aggregate, our leases generally have remaining lease terms of one to six years, some of which include options to extend the lease for additional periods.  Such extension options were not considered in the value of the right-of-use asset or lease liability since it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and nonlease components would be achieved using relative standalone selling prices.

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

The following table shows the right-of-use assets and lease liabilities recorded on the balance sheet:

September 30, 2019
(In thousands)
Right-of-use assets:
Operating	$44,642
Finance	145
Total leased assets	$44,787

Lease liabilities:
Current
Operating	$13,404
Finance	47
Non-current
Operating	$33,684
Finance	100
Total lease liabilities	$47,235

The following table shows the components of lease expense:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2019	2019
Finance lease cost:
Amortization of leased assets	$12	$36
Interest of lease liabilities	2	5
Operating lease cost	3,924	10,444
Short-term lease cost	134	283
Total lease cost before subleases	$4,072	$10,768
Sublease income	(1,378)	(4,078)
Total lease cost, net	$2,694	$6,690

The following provides information related to the lease term and discount rate as of September 30, 2019:

Weighted Average Remaining Lease Term (years)
Operating leases	3.5
Finance leases	2.8

Weighted Average Discount Rate
Operating leases	5.5%
Finance leases	4.4%

As of September 30, 2019, maturities of lease liabilities for each of the next five years and thereafter were as follows.

	Operating Leases			Financing
(In thousands)	Lease Payments	Sublease Receipts	Net	Leases
Remaining 2019	$4,272	$(1,448)	$2,824	$13
2020	15,169	(5,730)	9,439	52
2021	14,731	(5,699)	9,032	52
2022	12,738	(5,732)	7,006	39
2023	3,372	(957)	2,415	—
2024 and thereafter	1,464	—	1,464	—
Total lease payments	51,746	$(19,566)	$32,180	156
Less: interest	(4,658)			(9)
Present value of lease liabilities	$47,088			$147

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(1,701)	$(6,809)
Operating cash flow attributable to finance leases	(2)	(5)
Financing cash flow attributable to finance leases	(11)	(34)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	4,711	53,683
Right-of-use assets obtained in exchange for finance lease liabilities (1)	—	181

(1) No new leases were entered into during the nine months ended September 30, 2019.  Amounts shown are due to the adoption of ASC 842 and one lease modification during the three months ended September 30, 2019 that resulted in a noncash remeasurement of the related right-of-use asset and operating lease liability. Amount shown for the three months ended September 30, 2019 reflects the change in balance resulting from such lease modification. Amounts shown for the nine months ended September 30, 2019 reflect balances as of January 1, 2019 for the Healthcare segment (adjusted for lease modification) and as of March 8, 2019 for the Nutrition segment (i.e., the date of our acquisition of Nutrisystem).

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

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Term Loan A	$288,750	$—
Term Loan B	786,250	—
Delayed draw term loan	—	25,000
Revolving credit facility	8,975	5,450
Capital lease obligations(1)	—	196
	1,083,975	30,646
Less: deferred loan costs and original issue discount ("OID")	(48,912)	—
	1,035,063	30,646
Less: current portion	—	(57)
	$1,035,063	$30,589

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through September 30, 2019, we made payments of $105.0 million on the Term Loans, which included prepayments of all amounts due through December 31, 2020.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit

Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As of September 30, 2019, these interest rate swap agreements had current notional amounts totaling $900.0 million.

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

Warrants

In July 2013, we sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our Common Stock. The Warrants are call options with an initial strike price of approximately $25.95 per share.  Beginning on October 1, 2018, the Warrants were subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants were subject to automatic exercise on each trading day), which ended in May 2019.  Therefore, as of September 30, 2019, there are no remaining Warrants outstanding.  The Warrants were net share settled by our issuing a number of shares of our Common Stock per Warrant with a value corresponding to the excess of the market price per share of our Common Stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share was less than the applicable strike price of the Warrants on any given exercise date, then the warrants subject to automatic exercise on such exercise date were not exercised but instead expired.  The Warrants met the definition of derivatives under the guidance in ASC Topic 815; however, because these instruments were determined to be indexed to our own stock and met the criteria for equity classification under ASC Topic 815, the Warrants were accounted for as an adjustment to our additional paid-in-capital.  During the nine months ended September 30, 2019, we did not issue any shares of Common Stock related to the automatic exercise of the Warrants due to the market price per share of our Common Stock being less than the applicable strike price of the Warrants on each exercise date during such time period.

When the market price per share of our Common Stock exceeded the strike price of the Warrants, the Warrants had a dilutive effect on net income per share, and the “treasury stock” method was used in calculating the dilutive effect on earnings per share.  See Note 16 for additional information on such dilutive effect.

12.	Commitments and Contingencies

Weiner, Denham, Allen, and Witmer Lawsuits

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of Common Stock dropped on that same day. In connection with the United Press Release, four lawsuits were filed against the Company. As further described below, three of the four lawsuits have been dismissed.  We are currently not able to predict the probable outcome of the remaining matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against the remaining complaint.

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

On January 26, 2018, Charles Denham, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, current directors and a former director of the Company, as defendants (“Denham Lawsuit”).  The complaint asserted claims for breach of fiduciary duty, waste, and unjust enrichment, largely tracking allegations in the Weiner Lawsuit.  The complaint further alleged that certain defendants engaged in insider trading.  The plaintiff sought monetary damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On October 22, 2019, the Denham Lawsuit was dismissed with prejudice.

On August 24, 2018, Andrew H. Allen, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and the Company’s chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, together with nine current or former directors, as defendants (“Allen Lawsuit”).  The complaint asserted claims for breach of fiduciary duty and violations of the Securities Act of 1933, as amended (“Securities Act”) and the Exchange Act against all individual defendants, largely tracking allegations in the Weiner Lawsuit and Denham Lawsuit, and breach of fiduciary duty for insider trading against a former executive who served as both chief accounting officer and interim chief financial officer and one of the directors of the Company.  The plaintiff sought to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief, including restitution from the two defendants alleged to have engaged in insider trading from all unlawfully obtained profits.  On October 15, 2018, the Allen Lawsuit and the Denham Lawsuit were consolidated by stipulation.  On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Allen Lawsuit was dismissed with prejudice.

On March 25, 2019, Colleen Witmer, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the Chancery Court for Davidson County, Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, chief legal and administrative officer, certain current directors, and two former directors of the Company, as defendants. The complaint asserted claims for breach of fiduciary duty and unjust enrichment, largely tracking allegations in the Denham Lawsuit.  The complaint further alleged that certain defendants engaged in insider trading.  The plaintiff sought monetary damages on behalf of the Company, restitution, certain corporate governance and internal procedural reforms, and other equitable relief. With the agreement of the parties, the Tennessee Supreme Court transferred the case to the Business Court Pilot Project. On June 4, 2019, the Company, as nominal defendant, filed a motion to dismiss or stay the case pending resolution of the consolidated Allen and Denham Lawsuits.  On October 24, 2019, the plaintiff dismissed the case without prejudice.

Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two subsidiaries of the Company; Nutrisystem, Inc. and Nutri/System IPHC, Inc. (“Pacific Packaging Lawsuit”). In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint. Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against this complaint.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2019.  There were no assets and liabilities measured at fair value on a recurring basis at December 31, 2018.

(In thousands)
September 30, 2019	Level 2

Liabilities:
Interest rate swap agreements	$21,419

The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at September 30, 2019 was as follows:

Cash and cash equivalents – The carrying amount of $6.9 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 11), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on the last quoted price of the Term Loans through September 30, 2019. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated fair value and carrying amount of outstanding borrowings under the Term Loans at September 30, 2019 were $1,068 million and $1,075 million, respectively.  The estimated fair value and carrying amount of outstanding borrowings under the Revolving Credit Facility at September 30, 2019 were $8.8 million and $9.0 million, respectively.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at September 30, 2019, we do not anticipate nonperformance by these counterparties. Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 11).  As of September 30, 2019, these interest rate swap agreements had current notional amounts totaling $900.0 million.

We record derivatives that are designated and qualify as cash flow hedges at estimated fair value in the consolidated balance sheet, with the related gains and losses recorded in accumulated other comprehensive income or loss ("accumulated OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of September 30, 2019, we expect to reclassify $4.8 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at September 30, 2019 and December 31, 2018 were as follows:

(In thousands)	September 30, 2019	December 31, 2018
Liabilities:
Derivatives designated as hedging instruments:
Current portion of long-term liabilities	$4,675	$—
Other long-term liabilities	16,744	—
	$21,419	$—

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of September 30, 2019 and September 30, 2018:

(In thousands)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$5,076	—	$21,220	—
Gain related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$39	—	$199	—

15.	Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan"). For the three months ended September 30, 2019, we incurred restructuring charges of $0.3 million related to the 2019 Restructuring Plan, almost all of which related to the Nutrition segment. No material restructuring charges related to the 2019 Restructuring Plan were incurred in the Healthcare segment for the three months ended September 30, 2019. As of and for the nine months ended September 30, 2019, we have incurred cumulative restructuring charges of $4.2 million related to the 2019 Restructuring Plan, of which $1.8 million related to the Healthcare segment and $2.4 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings beginning in 2020 of approximately $10.3 million, with $5.9 million relating to the Healthcare segment and $4.4 million relating to the Nutrition segment.

The following table shows the activity in accrued restructuring and related charges for the nine months ended September 30, 2019 related to the 2019 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs
Accrued restructuring and related charges liability as of January 1, 2019	$—
Restructuring charges	3,583
Payments	(1,706)
Accrued restructuring and related charges liability as of September 30, 2019	$1,877

16.	Earnings Per Share

Beginning in March 2019, we use the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of Common Stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of Common Stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of Common Stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses.  Following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations - numerator for earnings per share	$13,920	$25,357	$36,271	$69,375
Income from discontinued operations - numerator for earnings per share	—	—	—	901
Net income allocated to unvested restricted stock	(63)	—	(140)	—
Net income allocated to shares of Common Stock	$13,857	$25,357	$36,131	$70,276

Denominator:
Shares used for basic income per share	47,923	40,010	45,996	39,898
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	64	242	94	277
Restricted stock units	597	263	495	333
Market stock units	—	468	—	497
Warrants related to Cash Convertible Notes	—	1,844	—	2,229
Shares used for diluted income per share	48,584	42,827	46,585	43,234

Earnings per share - basic:
Continuing operations	$0.29	$0.63	$0.79	$1.74
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.29	$0.63	$0.79	$1.76

Earnings per share - diluted:
Continuing operations	$0.29	$0.59	$0.78	$1.60
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.29	$0.59	$0.78	$1.63

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	70	81	74	47
Restricted stock units	276	47	207	34
Restricted stock awards	156	—	94	—

Market stock units and performance stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

17. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2019:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2019	$—
Other comprehensive income (loss) before reclassifications, net of tax of $5,294	(15,925)
Amounts reclassified from accumulated OCI, net of tax of $50	(150)
Accumulated OCI, net of tax, as of September 30, 2019	$(16,075)

The following table presents details about reclassifications out of accumulated OCI for the nine months ended September 30, 2019:

(In thousands)	Nine Months Ended September 30, 2019	Statement of Operations Classification
Interest rate swaps	$(200)	Interest expense
	50	Income tax expense
	$(150)	Net of tax

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

Each segment’s profit is measured as earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding acquisition and integration costs and restructuring and related charges, as shown below:

(In thousands)
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Healthcare	Nutrition	Consolidated	Healthcare	Nutrition	Consolidated

Revenues	$159,979	$143,918	$303,897	$473,987	$384,382	$858,369

Adjusted EBITDA	$39,177	$17,662	$56,839	$100,986	$65,673	$166,659
Acquisition and integration costs			$5,259			$31,306
Restructuring and related charges			281			4,225
Interest expense			23,006			54,334
Depreciation and amortization			9,700			22,366
Income before income taxes			$18,593			$54,428

Total assets as of September 30, 2019				$379,926	$1,625,578	$2,005,504

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

As part of our Healthcare segment, the SilverSneakers senior fitness program is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  In addition, a small portion of our fitness center network is available for discounted access through our WholeHealth Living program.  Our fitness networks encompass approximately 17,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

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

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, Medicare Supplement, e-commerce, advertising, and privacy and security laws;

•	our ability to attract, hire, or retain key personnel or other qualified employees and to control labor costs;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	the impact of legal proceedings involving us and/or our subsidiaries, products, or services, including any claims related to intellectual property rights;

•	our ability to enforce our intellectual property rights;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of our Healthcare segment customers, many of whom are health plans;

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

Business Strategy

Tivity Health is unique in offering, at scale, a package of services to address social determinants of health – the non-medical drivers that contribute to poor health, such as socioeconomic status, access to healthy food, and access to quality care and health-related services.  Our integrated portfolio of fitness, nutrition and social engagement solutions supports overall health and wellness programs, which we believe are critical to our health plan and employer-based customers.  Following the Nutrisystem acquisition, we believe the Company is well-positioned to address food insecurity, inactivity, weight management, chronic conditions, and social isolation.  We believe the diversification of our portfolio and increased scale will benefit all of the Company’s stakeholders – including government and commercial health plans, fitness partners, members and consumers – as our offerings support healthier lifestyles and can lower medical costs.

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

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.7 million at September 30, 2019.

Acquisition Accounting

In connection with any acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, deferred revenue, identifiable intangible assets such as trade names, customer lists, and customer relationships, and goodwill.  We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives.  For example, we estimated the fair value of existing customer lists based on the multi-period excess earnings method under the income approach, which involved estimates of net future cash flows from such customers existing at the date of acquisition, a discount rate, and a customer attrition rate.  We estimated the fair values of tradenames using the relief-from-royalty method, which required estimates of future revenues attributable to such tradenames, the long-term growth rate and royalty rate for such revenue, and a discount rate.  Different estimates and assumptions in valuing acquired assets could yield materially different results.

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

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and nine months ended September 30, 2019 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the three and nine months ended September 30, 2019, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 78% of revenues in the Healthcare segment, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 19% and 3%, respectively, of revenues in the Healthcare segment.

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

Products sold through the direct to consumer channel, both frozen and non-frozen, may be sold separately (a la carte) or as part of a packaged monthly meal plan for which Nutrition segment customers pay at the point of sale. Products sold through QVC are payable by QVC upon our shipment of the product to the end consumer. For both the direct to consumer channel and QVC, we recognize revenue at a point in time, i.e., at the shipping point.  Direct to consumer customers may return unopened ready-to-go Nutrisystem products within 30 days after purchase in order to receive a refund or credit. Frozen Nutrisystem products are non-returnable and non-refundable unless the order is canceled within 14 days after delivery.  South Beach Diet products are not refundable.

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

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the three and nine months ended September 30, 2019 was $3.9 million and $11.0 million, respectively. The reserve for estimated returns incurred but not received and processed was $1.3 million at September 30, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

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

Executive Overview of Results

The key financial results for the three and nine months ended September 30, 2019 are:

•

Revenues of $303.9 million and $858.4 million for the three and nine months ended September 30, 2019, respectively, including $143.9 million and $384.4 million, respectively, attributable to the acquisition of Nutrisystem on March 8, 2019, compared to $151.5 million and $453.3 million for the same periods in 2018.

•

Pre-tax income of $18.6 million for the three months ended September 30, 2019 compared to $34.4 million for the same period in 2018.  Pre-tax income for the three months ended September 30, 2019 includes:

o	$5.3 million of acquisition and integration costs compared to $0 for the same period in 2018;
o	$46.7 million of marketing expenses, including $44.5 million attributable to the Nutrition segment, compared to $3.4 million for the same period in 2018;
o	$0.3 million of restructuring and related charges compared to $0 for the same period in 2018;
o	$23.0 million of interest expense compared to $1.0 million for the same period in 2018; and
o	$4.6 million of amortization expense compared to $0 for the same period in 2018.

•

Pre-tax income from continuing operations of $54.4 million for the nine months ended September 30, 2019 compared to $93.2 million for the same period in 2018.  Pre-tax income for the nine months ended September 30, 2019 includes:

o	$31.3 million of acquisition and integration costs compared to $0 for the same period in 2018;
o	$125.5 million of marketing expenses, including $110.0 million attributable to the Nutrition segment, compared to $10.9 million for the same period in 2018;
o	$4.2 million of restructuring and related charges compared to $0.1 million for the same period in 2018;
o	$54.3 million of interest expense compared to $7.9 million for the same period in 2018; and
o	$10.3 million of amortization expense compared to $0 for the same period in 2018.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 expressed as a percentage of revenues from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	58.8%	68.4%	59.9%	69.2%
Marketing expenses	15.4%	2.2%	14.6%	2.4%
Selling, general and administrative expenses	8.9%	5.2%	9.8%	5.3%
Depreciation and amortization	3.2%	0.8%	2.6%	0.8%
Restructuring and related charges	0.1%	—	0.5%	0.0%
Operating income (1)	13.7%	23.4%	12.7%	22.3%

Interest expense	7.6%	0.7%	6.3%	1.8%
Income before income taxes (1)	6.1%	22.7%	6.3%	20.6%
Income tax expense	1.5%	6.0%	2.1%	5.3%
Income from continuing operations (1)	4.6%	16.7%	4.2%	15.3%
Income from discontinued operations, net of tax	—	—	—	0.2%
Net income (1)	4.6%	16.7%	4.2%	15.5%

(1)	Figures may not add due to rounding.

Revenues

Revenues for the three months ended September 30, 2019 increased to $303.9 million compared to $151.5 million for the same period in 2018, primarily due to $143.9 million of revenues attributable to the acquisition of Nutrisystem.  Excluding the acquisition, revenues in the Healthcare segment increased by $8.5 million, primarily as a result of (i) an increase in Prime Fitness revenue of $5.1 million driven by an increase in average subscribers for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and (ii) a net increase in SilverSneakers revenue of $2.6 million, primarily due to an increase in revenue-generating visits somewhat offset by a decrease in the number of eligible lives.

Revenues for the nine months ended September 30, 2019 increased to $858.4 million compared to $453.3 million for the same period in 2018, primarily due to $384.4 million of revenues attributable to the acquisition of Nutrisystem.  Excluding the acquisition, revenues in the Healthcare segment increased by $20.7 million, primarily as a result of (i) an increase in Prime Fitness revenue of $13.7 million driven by an increase in average subscribers for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and (ii) a net increase in SilverSneakers revenue of $5.3 million, primarily due to an increase in revenue-generating visits somewhat offset by a decrease in the number of eligible lives.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues decreased from the three and nine months ended September 30, 2018 (68.4%) and (69.2%), respectively, to the three and nine months ended September 30, 2019 (58.8%) and (59.9%), respectively, primarily due to the acquisition of Nutrisystem in the first quarter of 2019.  The Nutrition segment carries a lower cost of revenue as a percentage of revenues than the Healthcare segment.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment increased from the three months ended September 30, 2018 (68.4%) to the three months ended

September 30, 2019 (69.8%), primarily due to (i) an increase in cost per visit due to certain contract renegotiations, as well as a higher number of average visits per member per month in 2019 compared to 2018 and (ii) acquisition and integration costs in 2019 related to the acquisition of Nutrisystem.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment increased from the nine months ended September 30, 2018 (69.2%) to the nine months ended September 30, 2019 (71.0%), primarily due to (i) an increase in cost per visit due to certain contract renegotiations, as well as a higher number of average visits per member per month in 2019 compared to 2018 and (ii) acquisition and integration costs in 2019 related to the acquisition of Nutrisystem.

Marketing Expenses

Marketing expenses as a percentage of revenues increased from the three and nine months ended September 30, 2018 (2.2%) and (2.4%), respectively, to the three and nine months ended September 30, 2019 (15.4%) and (14.6%), respectively, primarily due to the impact from the acquisition of Nutrisystem in 2019 and the significance of media and marketing expense to the Nutrition segment’s sales strategy.  For the Healthcare segment, marketing expenses as a percentage of revenues increased from the nine months ended September 30, 2018 (2.4%) to the nine months ended September 30, 2019 (3.3%), primarily due to increased spending in the first quarter of 2019 on SilverSneakers advertising and media campaigns as well as increased staffing; marketing expenses as a percentage of revenues decreased from the three months ended September 30, 2018 (2.2%) to the three months ended September 30, 2019 (1.4%) primarily due to the timing of marketing spend throughout the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased from the three and nine months ended September 30, 2018 (5.2%) and (5.3%), respectively, to the three and nine months ended September 30, 2019 (8.9%) and (9.8%), respectively, primarily due to acquisition and integration costs of $4.0 million and $27.2 million during the three and nine months ended September 30, 2019, respectively, related to the acquisition of Nutrisystem.

Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan"). For the three months ended September 30, 2019, we incurred restructuring charges of $0.3 million related to the 2019 Restructuring Plan, the significant majority of which related to the Nutrition segment. To date and for the nine months ended September 30, 2019, we have incurred restructuring charges of $4.2 million related to the 2019 Restructuring Plan, of which $1.8 million related to the Healthcare segment and $2.4 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings beginning in 2020 of approximately $10.3 million, with $5.9 million relating to the Healthcare segment and $4.4 million relating to the Nutrition segment.

Depreciation and Amortization

Depreciation and amortization expense increased $8.5 million and $18.9 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to amortization expense on new intangible assets recorded in connection with the acquisition of Nutrisystem as well as increased depreciation expense attributable to the acquisition of Nutrisystem’s property and equipment.

Interest Expense

Interest expense increased $22.0 million and $46.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to our entering into the Credit Agreement on March 8, 2019, including term loans with an initial borrowing of $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 9 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of September 30, 2019, we had a working capital deficit of $9.1 million.  Based upon the pro forma calculations of compliance with the applicable covenants under our credit agreement, as of September 30, 2019, we anticipate the ability to borrow under the Revolving Credit Facility (as defined below) up to a maximum of $115.5 million for the next 12 months and the foreseeable future. We believe our cash on hand, cash flows from operations and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, debt payments and capital expenditures for the next 12 months and the foreseeable future.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through September 30, 2019, we made payments of $105.0 million on the Term Loans, which included prepayments of all amounts due through December 31, 2020.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024. In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  As of September 30, 2019, availability under the revolving credit facility totaled

$115.5 million as calculated under the most restrictive covenant.

For a detailed description of the Credit Agreement, refer to Note 11 of the notes to consolidated financial statements in this report.  The Credit Agreement contains a financial covenant that requires us to maintain specified maximum ratios or levels of consolidated total net debt to EBITDA, calculated as provided in the Credit Agreement. We were in compliance with all of the financial covenant requirements of the Credit Agreement as of September 30, 2019.

Cash Flows Provided by Operating Activities

Operating activities during the nine months ended September 30, 2019 provided cash of $84.8 million compared to $74.5 million during the nine months ended September 30, 2018. The increase in operating cash flow is primarily due to net cash flows provided by the Nutrition segment offset by payments related to interest and acquisition and integration costs.

Cash Flows Used in Investing Activities

Investing activities during the nine months ended September 30, 2019 used $1,078.2 million in cash, compared to $5.0 million during the nine months ended September 30, 2018.  This change is primarily due to the acquisition of Nutrisystem.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the nine months ended September 30, 2019 provided $998.3 million in cash, compared to cash used of $96.2 million during the nine months ended September 30, 2018.  This change is primarily due to net borrowings under the Credit Agreement, slightly offset by payment of deferred loan costs.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $3.5 million for the nine months ended September 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In connection with the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement with a group of lenders. As of September 30, 2019, outstanding debt under the Credit Agreement was $1,084 million.

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

In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our variable rate debt and interest rate swaps.  The Financial Conduct Authority of the United Kingdom has announced that by the end of calendar year 2021 it will no longer require LIBOR submissions, resulting in the possible unavailability or lack of suitability of LIBOR as a benchmark rate. While our borrowing arrangements provide for alternative base rates as well as a method for selecting a benchmark replacement for LIBOR, the consequences of the possibility of LIBOR becoming unavailable or not suitable cannot be entirely predicted at this time. Use of an alternative base rate or a benchmark replacement for LIBOR as a basis for calculating interest with respect to our outstanding variable rate indebtedness or interest rate swap agreements could lead to an increase in the interest we pay and a corresponding increase in the cost of such indebtedness, and could affect our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At September 30, 2019, we had approximately $791.7 million and $951.7 million of goodwill and intangible assets, respectively. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

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

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Part II, Item 1. "Legal Proceedings" in this report). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. The coverage limits of our insurance policies may not be adequate to cover all such claims and some claims may notl be covered by insurance. Although we believe that we have conducted our operations in compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

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

We may be subject to health-related claims from our customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The stock repurchase activity for the third quarter of 2019 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2019 - 7/31/2019	1,108	$16.70	—	$—
8/1/2019 - 8/31/2019	2,167	17.31	—	—
9/1/2019 - 9/30/2019	—	—	—	—
Total	3,275	$17.11
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our Common Stock during the three months ended September 30, 2019.

Item 6. Exhibits

(a)	Exhibits

10.1	Change of Control Agreement, dated September 13, 2016, by and between the Company and Steve Janicak*

10.2

Cooperation Agreement among the Company, Altaris Capital, L.T., Altris Partners, LLC, George Aitken-Davies and Daniel Tully, dated August 7, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 7, 2019, File No. 000-19364]

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101 hereto).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	November 12, 2019	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)