Form 10-K
period 2019-12-31
TIVITY HEALTH, INC.
filed 2020-02-27
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

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

Trading Symbol(s)

TVTY

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

As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $774.4 million based on the price at which the shares were last sold for such date on The Nasdaq Stock Market LLC.

As of February 20, 2020, 48,433,780 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Tivity Health, Inc.

Form 10-K

PART I

As used throughout this Annual Report on Form 10-K (this “Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly-owned subsidiaries.

Item 1. Business

Overview

Tivity Health, Inc. (the “Company”), a leading provider of fitness, nutrition, and social connection solutions, was founded and incorporated in Delaware in 1981.  On March 8, 2019, we completed our acquisition of Nutrisystem, Inc. (“Nutrisystem”), a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.  The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of solutions to help people live longer and be healthier, including our SilverSneakers® senior fitness program, Nutrisystem®, South Beach Diet®, Prime® Fitness, WholeHealth Living®, and Wisely WellTM (launched in 2020).

Following the acquisition of Nutrisystem, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers, Prime Fitness and WholeHealth Living.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes Nutrisystem and the South Beach Diet.

As part of our Healthcare segment, SilverSneakers is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass approximately 17,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

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

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

Customer and Partner Contracts

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with employers, commercial health plans, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months. Direct to consumer customers in our Nutrition segment may cancel at any time.  Our fitness partner location contracts generally have initial terms ranging from one to three years and auto-renew for successive one-year renewal terms.

Business Strategy

Tivity Health’s integrated portfolio of fitness, nutrition and social engagement solutions supports overall health and wellness programs, which we believe are critical to our health plan and employer-based customers.  Following the acquisition of Nutrisystem, we believe the Company is well-positioned to address food insecurity, inactivity, weight management, chronic conditions, and social isolation, leading to a reduction of healthcare costs.  We believe the diversification of our portfolio and increased scale will benefit all of the Company’s stakeholders – including government and commercial health plans, fitness partners, members and consumers – as our offerings support healthier lifestyles and can lower medical costs.

Our comprehensive “A-B-C-D” strategy has been strengthened with the acquisition of Nutrisystem.  Strategy (A), add new members, will leverage Nutrisystem’s media expertise and scale to increase awareness of the SilverSneakers program and drive more enrolled members.  We will also cross-promote our nutrition and fitness solutions while adding new distribution channels for Nutrisystem. Strategy (B), build more awareness, empowerment and engagement, will lean on Nutrisystem’s precision marketing competency to drive visits and present a host of nutrition offerings to SilverSneakers and Prime Fitness members.  Strategy (C), collaborate with health plan partners to introduce new products and services that leverage our brand trust, drove our acquisition of Nutrisystem and will position us to offer nutrition-based as well as combined offerings.  Strategy (D), deepen relationships with our fitness center partners and their instructors within our national network, is bolstered through the Nutrisystem acquisition by providing new potential revenue streams for fitness partner locations while offering yet another distribution channel for Nutrisystem through those partner locations.  Our focus on revenue synergies is to address chronic conditions and weight management and expand the channels of distribution for nutrition-based products.

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

Segment and Major Customer Information

Following the acquisition of Nutrisystem in March 2019, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment consists of SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  The Nutrition segment provides weight management products and services and consists of Nutrisystem and South Beach Diet.

During 2019, Humana, Inc. (“Humana”) comprised approximately 13% of our consolidated revenues. Our primary contract with Humana continues through December 31, 2022.  No other customer accounted for 10% or more of our consolidated revenues in 2019.  In addition, during 2019, three customers individually comprised more than 10%, and together comprised approximately 45%, of our Healthcare segment’s revenues for 2019. See Note 18 to the notes to consolidated financial statements included in this report relating to revenues from external customers and customer concentration.

Competition

The healthcare and weight loss industries are both highly competitive, and the manner in which services are provided is subject to continual change. Other entities, whose financial and marketing resources may exceed our resources, may choose to initiate or expand programs in competition with our offerings.

We believe we have certain advantages over our competitors in the healthcare segment such as:

•	our proprietary class programming;
•	the brand recognition of our programs such as SilverSneakers;

•	the depth and breadth of our fitness center network relationships, which encompass approximately 17,000 partner locations; and
•	the trusting connections with our members developed over more than 25 years that have generated nearly 800 million member visits to partner locations since 2001.

However, we cannot assure you that we can compete effectively with other entities who provide similar services.

The weight loss market is served by a diverse array of competitors providing pharmaceutical products and weight loss programs, digital tools and wearable trackers, as well as a wide variety of diet foods and meal replacement bars and shakes, appetite suppressants, nutritional supplements, and surgical procedures. Potential customers seeking to manage their weight can turn to traditional center-based competitors, online diet-oriented sites, self-directed dieting, and self-administered products such as prescription drugs, over-the-counter drugs and supplements, and meal replacement products, as well as medically supervised programs.

We believe that our principal competitive factors in the weight loss market are:

•	the availability, convenience, privacy, and effectiveness of the weight loss program;
•	brand recognition and trustworthiness;
•	digital and media spending;
•	new products and innovative offerings;
•	program pricing; and
•	the ability to attract and retain customers through promotion and personal referral.

Based on these factors, we believe that we can compete effectively in the weight loss industry. However, we have no control over how successful competitors will be in addressing these factors. By providing well-recognized food-based weight management programs using the direct to consumer channel, we believe that we have a competitive advantage in our market.

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

The ACA contains provisions that affect our customers, including commercial health plans and Medicare Advantage programs. Since 2010, when the ACA was enacted, the ACA has decreased the number of uninsured individuals, and expanded coverage through the expansion of public programs and private sector health insurance. However, the ACA also may increase costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits. In addition, the ACA established uniform minimum medical loss ratios (“MLRs”) for health plans, requiring a minimum percentage of health coverage premium revenue to be spent on healthcare medical costs and quality improvement expenses. The ACA also reduced premium payments to Medicare Advantage plans such that the managed care per capita payments paid by the U.S. Department of Health and Human Services (“HHS”) to Medicare Advantage plans are now, on average, approximately equal to those for traditional Medicare.

There is substantial uncertainty regarding the ongoing effects of the ACA because the presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation. The President has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the ACA. Final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential benefits mandated by the ACA.  Effective January 2019, Congress eliminated the financial penalty associated with the ACA’s individual mandate. In December 2018, a federal court in Texas ruled that the individual mandate was unconstitutional as a result of this change and determined that the rest of the ACA was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. The law remains in effect pending appeal. It is difficult to predict whether, when or how the ACA will be further changed, what alternative provisions, if any, will be enacted, the timing of implementation of any alternative provisions, the impact of alternative provisions on providers and other healthcare industry participants, and the ultimate outcome and impact of court challenges. The healthcare industry remains subject to ongoing health reform initiatives. For example, beginning in 2020, the Creating High-quality Results and Outcomes Necessary to Improve Chronic (CHRONIC) Care Act of 2018 (“Chronic Care Act”) allows Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health.  Additionally, some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). Further, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown.

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

In the event of a data breach involving individually-identifiable health information, we are subject to contractual obligations and state and federal requirements that require us to notify our customers. These requirements may also require us or our customers to notify affected individuals, regulatory agencies, and the media of the data breach. Under HIPAA, non-permitted uses and disclosures of unsecured individually identifiable health information are presumed to be breaches for which notice is required, unless it can be demonstrated that there is a low probability the information has been compromised.

In addition, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing the confidentiality and security of confidential personal information that may apply to us directly or us contractually. These laws vary and could impose additional penalties. For example, the potential effects of the CCPA (as defined under Item1A “Risk Factors”) are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches. If we fail to comply with these or other applicable laws and regulations, we could be subject to liabilities, including civil penalties, money damages, and criminal penalties.

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

From time to time, participants in the healthcare industry, including the Company and our customers, may be subject to actions under the federal False Claims Act or other fraud and abuse laws, including similar state statutes, and it is not possible to predict the impact of such actions. Violations of applicable laws may result in significant civil and criminal penalties. For example, violations of the federal False Claims Act may result in penalties of three times the actual damages sustained by the government, plus substantial mandatory civil penalties for each separate false claim. These penalties are updated annually based on changes to the consumer price index.

Because of the international operations previously conducted as part of our total population health services (“TPHS”) business that we sold to Sharecare, Inc. in July 2016, we were subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar antibribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties.

In addition, our Nutrition segment is subject to laws and regulations relating to advertising, disclosures to customers, customer pricing and billing arrangements and other customer protection matters.  Federal and state regulation of advertising practices generally, and in the weight loss industry in particular, may increase in scope or severity in the future. Other aspects of our Nutrition segment’s operations, such as the manufacturing, labeling and distribution of food products, including dietary supplements, are subject to government regulation, including USDA and FDA requirements.  Because our Nutrition segment includes distributing products that are ingested, we face inherent risk of exposure to product liability claims and improper labeling claims.  A determination by a federal or state agency, or a court, that our practices do not meet such laws or regulations could result in legal liability, adverse publicity, and require us to modify our practices and incur substantial costs and expenses.

Intellectual Property

We own numerous trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets is important to our success. We protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system.

Employees

As of February 21, 2020, we had approximately 1,000 employees. We believe we have good relationships with our employees.

Seasonality

Typically, in the weight loss industry, revenue is greatest in the first calendar quarter and lowest in the fourth quarter. We believe that the Nutrition segment of our business experiences seasonality, driven primarily by the predisposition of dieters to initiate a diet at certain times of the year and the placement of our advertising, which is based on the price and availability of certain media at such times.

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

The ultimate success of the acquisition of Nutrisystem will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of Nutrisystem with our legacy business. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	our ability to combine successfully the business of Nutrisystem with our legacy business, including with respect to the integration of our systems and technology;
•	whether the combined businesses will perform as currently expected;
•	the possibility that we paid more for Nutrisystem than the value we will derive from the acquisition;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and
•	the assumption of known and unknown liabilities of Nutrisystem.

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

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch ("Credit Suisse"), as general administrative agent, term facility agent and collateral agent, and SunTrust Bank (“SunTrust”), as revolving facility agent and swing line lender.  As of December 31, 2019, outstanding debt under the Credit Agreement was $1,048 million.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.

The Credit Agreement contains a financial covenant that requires us to maintain specified maximum ratios or levels of consolidated total net debt to EBITDA, calculated as provided in the Credit Agreement. Our failure to comply with such covenant could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on us and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

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

We have a significant amount of goodwill and intangible assets, the value of which could become further impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis

(during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. In the fourth quarter of 2019, we recorded impairment losses of $240.0 million and $137.1 million related to the Nutrisystem tradename and goodwill, respectively, and at December 31, 2019, we had approximately $654.6 million and $689.7 million of goodwill and intangible assets, respectively, remaining. If we determine that the carrying values of our goodwill and/or intangible assets should be further impaired, we may incur additional non-cash charges to earnings, which could have a material adverse effect on our results of operations for the period in which the additional impairment occurs.

A failure of our information technology or systems could adversely affect our business.

Our ability to deliver our products and services depends on effectively using information technology.  We rely upon our information technology and systems, employees, and third parties for operating and monitoring all major aspects of our business. These technologies and systems and, therefore, our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions or other unexpected events. Any disruption in the operation of our information technology or systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

A cybersecurity incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well.  The secure maintenance of this and other confidential information or other proprietary information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, technology failures, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee, or our information; member personal health information; or other data subject to privacy laws. Such cybersecurity incidents or delays in responding to or remedying damage caused by such incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities.

Our business is subject to changing privacy and security laws, rules and regulations, including HIPAA, the Payment Card Industry Data Security Standards, the Telephone Consumer Protection Act and other state privacy regulations, which impact our operating costs and for which failure to adhere could negatively impact our business.

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our various business units (e.g., Payment Card Industry Data Security Standards and Telephone Consumer Protection Act (“TCPA”)). These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. While we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws as well as new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, thereby further impacting our business.  For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests.  Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information.  Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key newly hired employees could adversely affect our business and results of operations.

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

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs (see Part II, Item 1. "Legal Proceedings" in this report). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. The coverage limits of our insurance policies may not be adequate to cover all such claims and some claims may not be covered by insurance. Additionally, insurance coverage with respect to some claims against us or our directors and officers may not be available on terms that would be favorable to us, or the cost of such coverage could increase in the future.  Further, although we believe that we have conducted our operations in compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

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

A significant percentage of our Healthcare segment revenues is derived from health plan customers. The health plan industry may continue to consolidate, and we cannot assure you that we will be able to retain health plan customers, or continue to provide our products and services to such health plan customers on terms at least as favorable to us as currently provided, if they are acquired by other health plans that already participate in competing programs or are not interested in our programs. Increasing vertical integration efforts involving health plans and healthcare providers or entities that provide wellness services may increase these challenges. Our health plan customers that are part of larger healthcare enterprises may have greater bargaining power, which may lead to further pressure on the prices for our products and services. In addition, a reduction in the number of covered lives enrolled with our health plan customers or in the payments we receive could adversely affect our results of operations. Our health plan customers are subject to continuing competition and reduced reimbursement rates from governmental and private sources, which could lead current or prospective customers to seek reduced fees or choose to reduce or delay the purchase of our services. Finally, health plan customers could offer (and in some cases are offering) services themselves that compete directly with our offerings, stop providing our offerings to certain or all of their members (as one of our customers, United Healthcare, has done), or offer fitness benefits in addition to SilverSneakers and Prime Fitness, which could adversely affect our business and results of operations.

We currently derive a significant percentage of our Healthcare segment revenues from three customers.

For the year ended December 31, 2019, three customers each comprised more than 10%, and together comprised approximately 45%, of our Healthcare segment’s revenues. Our primary contracts with two of these customers continue through December 31, 2022, and our primary contract with the third customer continues through December 31, 2021.  The loss or restructuring of a contract with any of these three customers or any other significant customers of our Healthcare segment could have a material adverse effect on our business and results of operations.  None of these three contracts allows the customer to terminate for convenience prior to the expiration of the contract.

Our inability to renew and/or maintain contracts with our Healthcare segment customers and/or fitness partner locations under existing terms or restructure these contracts under favorable terms could adversely affect our business and results of operations.

If our Healthcare segment customers and/or fitness partner locations choose not to renew their contracts with us (which does occur from time to time), our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations.

Reductions in Medicare Advantage health plan reimbursement rates or changes in plan designs may negatively impact our Healthcare segment business and results of operations.

A significant portion of our Healthcare segment revenue is indirectly derived from the monthly premium payments paid by the U.S. Department of Health and Human Services to our health plan customers for services they provide to Medicare Advantage beneficiaries.  As a result, our results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. An executive order issued in October 2019 seeks to encourage innovative Medicare Advantage benefit structures and plan designs, including through changes to supplemental benefits.  Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage affecting the services that we provide, could have a material adverse effect on our Healthcare segment health plan customers, and as a result, on our business and results of operations.

Our results of operations could be adversely affected by severe or unexpected weather, health epidemics or outbreaks of disease.

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting fitness partner locations and using our Healthcare segment services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza or a virulent strain of coronavirus, may cause members to avoid public gathering places and negatively impact their use of our services.  As some of the fees that we charge our customers are based on member participation, a decrease in member participation could adversely affect our business and results of operations.

Compliance with existing or newly adopted federal and state laws and regulations or new or revised interpretations of such requirements could adversely affect our results of operations or may require us to spend substantial amounts, and the failure to comply with applicable laws and regulations could subject us to penalties or negatively impact our ability to provide services.

Our Healthcare segment customers are subject to considerable state and federal government regulation, and a substantial majority of our Healthcare segment business involves providing services to Medicare Advantage beneficiaries. As a result, we are subject directly to various federal laws and regulations, including the federal False Claims Act, billing and reimbursement requirements and other provisions related to fraud and abuse. In addition, our contracts with Medicare Advantage plans require us to comply with a number of regulatory provisions and to permit these health plan customers to perform compliance audits of our processes and programs. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. Further, we are required to comply with most requirements of the HIPAA privacy and security laws and regulations and may be subject to criminal or civil penalties for violations of these regulations. Certain of our services, including health utilization management and certain claims payment functions, require licensure and may be regulated by government agencies. We are subject to a variety of legal requirements in order to obtain and maintain such licenses, but little guidance is available to determine the scope of some of these requirements.

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

However, there is substantial uncertainty regarding the net effect and future of the ACA. The presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation. Effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate.  As a result, a federal court in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the ACA was, therefore, invalid.  In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. The law remains in effect pending appeal.  It is possible that the reforms imposed by the ACA or uncertainty regarding significant changes or court challenges to the law will adversely affect the profitability of our Healthcare segment customers and cause our Healthcare segment customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA’s complexity and the difficulty of predicting the impact of changes on other healthcare industry participants and the ultimate outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact us. Furthermore, we could also be impacted by other legislative and regulatory healthcare reform initiatives. For example, beginning in 2020, the Chronic Care Act allows Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Additionally, some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). Further, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown.

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

Our Nutrition segment's future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our Nutrition segment brands and programs;
•	identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
•	determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs;
•	acquire cost-effective advertising;
•	select the most effective markets, media and specific media vehicles in which to advertise; and
•	convert Nutrition segment customer inquiries into actual orders.

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

Our Nutrition segment relies on third parties to provide it with adequate food supply, freight and fulfillment and Internet and networking services, the loss or disruption of any of which could cause our revenue, earnings or reputation to suffer.

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

Therefore, we are dependent on these third parties. The services we require from these parties may be disrupted by a number of factors, including the following:

•	labor disruptions;
•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	equipment failure;
•	severe weather;
•	fire;
•	natural or man-made disasters; and
•	with respect to our food suppliers, shortages of ingredients or United States Department of Agriculture ("USDA") or United States Food and Drug Administration (“FDA”) compliance issues.

Further, if a regional or global health epidemic or pandemic occurs, depending upon its location, duration and severity, our business could be severely affected. A regional or global health epidemic or pandemic might also adversely affect our business by disrupting the operations of our call center, creating negative popular sentiment among consumers of delivered food, or by disrupting or delaying our third-party providers' ability to, among other things (i) supply the products that we sell as well as packaging materials, (ii) fulfill Nutrition segment customer orders and (iii) provide internet and networking services.

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

Our Nutrition segment has agreements with certain third-party retailers. Under these agreements, these third parties control when and how often our Nutrition segment products are offered and we are not guaranteed any minimum level of sales. Our Nutrition segment's largest third-party retailer has indicated to us that they will be reducing orders for, and the promotion of, our Nutrition segment products in 2020. If any third party elects not to renew their agreement with us or further reduces orders for our Nutrition segment products or the promotion of our Nutrition segment products, our revenue will suffer.

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

We have launched and expect to continue to launch new weight loss and nutrition programs and brands which may not be successful due to the failure of such programs or brands to achieve anticipated levels of market acceptance, which could adversely affect our Nutrition segment business, financial condition and results of operations.

There are a number of risks inherent in any new program or brand introduction, which could prevent us from achieving revenue growth and increasing our Nutrition segment's overall market share in the commercial weight loss and nutrition markets. Any new program or brand may fail to achieve the anticipated level of market acceptance or appeal to customer tastes and preferences. In addition, introduction costs, including product testing and marketing, may be greater than anticipated. If the new program or brand is not successful or falls short of anticipated market acceptance, we may be adversely affected by continued expenses and the diversion of management time to this initiative. Any or all of such events could have adverse effects on our business, financial condition and results of operations.

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

The weight loss industry receives adverse publicity from time to time, and the occurrence of such publicity could harm us, even if the adverse publicity is not directly related to us. In the early 1990s, our Nutrition segment's predecessor businesses were subject to extremely damaging adverse publicity relating to a large number of lawsuits alleging that the Nutrisystem weight loss program in use at that time led to gall bladder disease. This publicity was a factor that contributed to the bankruptcy of our Nutrition segment's predecessor businesses in 1993. In addition, our Nutrition segment's predecessor businesses were severely impacted by significant litigation and damaging publicity related to their customers’ use of fen-phen as an appetite suppressant, which the FDA ordered withdrawn from the market in September 1997. The significant decline in business resulting from the fen-phen problems caused our Nutrition segment's predecessor businesses to close all of their company-owned weight loss centers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we operated the following facilities:

Description of Use	Leased Square Footage	Square Footage Subleased to Other Tenants	Location	Segment
Office space	263,598	218,769	Franklin, Tennessee	Healthcare
Office space	92,109	16,213	Chandler, Arizona	Healthcare
Office space	6,361	—	Ashburn, Virginia	Healthcare
Total Healthcare	362,068	234,982

Office space	119,767	—	Fort Washington, Pennsylvania	Nutrition
Food fulfillment (1)	92,057	—	Atlanta, Georgia	Nutrition
Food fulfillment (1)	64,520	—	Bethlehem, Pennsylvania	Nutrition
Food fulfillment (1)	96,157	—	Allentown, Pennsylvania	Nutrition
Food fulfillment (1)	240,000	—	Chambersburg, Pennsylvania	Nutrition
Food fulfillment (1)	196,093	—	Sparks, Nevada	Nutrition
Food fulfillment (1)	95,480	—	Troy, Illinois	Nutrition
Total Nutrition	904,074	—

Total Consolidated	1,266,142	234,982
(1)

We have lease obligations to our outsourced fulfillment provider and are subject to minimum space commitments, which we may reduce over a specified period of time. We believe our outsourced fulfillment capacity is adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

Weiner Lawsuit, Consolidated Derivative Lawsuit and Witmer Lawsuit

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s common stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.   The Court denied the Company’s Motion to Dismiss on March 18, 2019 and the Company’s Motion to Reconsider on May 22, 2019. On January 29, 2020, the Court granted lead plaintiff’s motion to certify the class. The case is currently set for trial on May 18, 2021.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  The appeal is still pending.

On March 25, 2019, Colleen Witmer, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the Chancery Court for Davidson County, Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, chief legal and administrative officer, certain current directors, and two former directors of the Company, as defendants. The complaint asserted claims for breach of fiduciary duty and unjust enrichment, largely tracking allegations in the Consolidated Derivative Lawsuit.  The complaint further alleged that certain defendants engaged in insider trading.  The plaintiff sought monetary damages on behalf of the Company, restitution, certain corporate governance and internal procedural reforms, and other equitable relief. With the agreement of the parties, the Tennessee Supreme Court transferred the case to the Business Court Pilot Project. On June 4, 2019, the Company, as nominal defendant, filed a motion to dismiss or stay the case pending resolution of the Consolidated Derivative Lawsuit.  On October 24, 2019, the plaintiff dismissed the case without prejudice.  In December of 2019, the Company received a letter from plaintiff demanding under Del. Ct. Ch. R. 23.1 that the Board undertake an independent internal investigation of current and former management regarding alleged breaches of fiduciary duty in connection with the claims asserted in the previously dismissed Witmer case and further commence a civil action on behalf of the Company to recover damages against such persons.

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

Strougo Lawsuit

On February 19, 2020, the Company issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2019, which disclosed, among other things, that the Company incurred a non-cash impairment charge of $377.1 million.  The market price of the Company’s shares of common stock dropped on the following day. On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between March 8, 2019 and February 19, 2020 (the "Strougo Lawsuit").  The Strougo Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief financial officer and former chief executive officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the acquisition of Nutrisystem.  The complaint seeks monetary damages on behalf of the purported class.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against this complaint.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of February 27, 2020.  Executive officers of the Company serve at the pleasure of the Board of Directors of the Company.

Officer	Age	Position

Robert J. Greczyn, Jr.	68

Interim Chief Executive Officer of the Company since February 2020. Chief Executive Officer of Blue Cross Blue Shield of North Carolina from 2000 until 2010. Principal Manager of Capital Food Group, LLC and RJG Restaurant Group LLC, privately held restaurant franchise operations, since 2010. Interim President and Chief Executive Officer of Liposcience, Inc. from August 2013 until February 2014.

Adam Holland	41

Chief Financial Officer of the Company since June 2017.  Chief Financial Officer of Kirkland’s, Inc. (“Kirkland’s”) from February 2015 to June 2017, Chief Accounting Officer of Kirkland’s from August 2014 to February 2015 and Vice President of Finance of Kirkland’s from August 2008 to February 2015.

Mary Flipse	53

Chief Legal and Administrative Officer of the Company since November 2015.  General Counsel of the Company from July 2012 to March 2016. Director, Corporate Counsel of the Company from February 2012 to July 2012. Operations Counsel of the Company from August 2011 until February 2012.

Steve Janicak	60

President, Healthcare Business Unit of the Company since January 2019.  Chief Growth Officer of the Company from September 2016 to January 2019.  Chief Sales and Marketing Officer at CareCentrix, Inc. from July 2014 to March 2016.

Ryan Wagers	42

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

Performance Graph

The following graph compares the total stockholder return of $100 invested on December 31, 2014 in (a) the Company, (b) the Nasdaq U.S. Stocks Benchmark index and (c) the Nasdaq Health Care Providers index, assuming the reinvestment of all dividends.

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Unregistered Sales of Equity Securities

As described in Note 11 to the notes to consolidated financial statements included in this report, in 2013 we sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our common stock.  The Warrants were call options with an initial strike price of approximately $25.95 per share.

Beginning on October 1, 2018, the Warrants were subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants were subject to automatic exercise on each trading day), which ended in May 2019.  Therefore, as of December 31, 2019, there are no remaining Warrants outstanding.  The Warrants were net share settled by our issuing a number of shares of our common stock per Warrant with a value corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share was less than the applicable strike price of the Warrants on any given exercise date, then the warrants subject to automatic exercise on such exercise date were not exercised but instead expired.  The Warrants met the definition of derivatives under the guidance in ASC Topic 815 "Derivatives and Hedging" ("ASC Topic 815"); however, because these instruments were determined to be indexed to our own stock and met the criteria for equity classification under ASC Topic 815, the Warrants were accounted for as an adjustment to our additional paid-in-capital.  During the year ended December 31, 2019, we did not issue any shares of common stock related to the automatic exercise of the Warrants due to the market price per share of our common stock being less than the applicable strike price of the Warrants on each exercise date during such time period.

Holders of Common Stock

At February 24, 2020, there were approximately 19,900 holders of our common stock, including 303 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2019 - 10/31/2019	36,902	$15.90	—	$—
11/1/2019 - 11/30/2019	—	—	—	—
12/1/2019 - 12/31/2019	265	22.47	—	—
Total	37,167	$15.94	—	—
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2019.

Annual Report

A copy of the Tivity Health, Inc. Annual Report on Form 10-K for 2019 filed with the Securities and Exchange Commission is available on the Company's website, www.tivityhealth.com. It is also available from the Company (without exhibits) at no charge. These requests should be directed to Tommy Lewis, Corporate Chief Operating Officer, or Jill Meyer, Vice President – Corporate Communications, at the Company's corporate office.

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

(In thousands, except per share data)	Year Ended December 31,
	2019	2018		2017		2016	2015
Operating Results:
Revenues	$1,131,157	$606,299		$556,942		$500,998	$452,092
Cost of revenue (exclusive of depreciation and amortization included below)	678,057	418,333		390,261		353,451	313,667
Marketing expenses	158,006	14,417		5,541		3,669	4,398
Selling, general and administrative expenses	110,038	35,077		34,164		39,478	35,541
Depreciation and amortization	50,775	4,667		3,357		4,085	6,869
Impairment loss	377,100	—		—		—	—
Restructuring and related charges	7,024	124		3,223		4,933	702
Operating income (loss)	$(249,843)	$133,681		$120,396		$95,382	$90,915

Interest expense	76,566	8,733		15,613		17,318	17,996
Income (loss) before income taxes	$(326,409)	$124,948		$104,783		$78,064	$72,919

Income tax expense (benefit)	(39,588)	27,046	(1)	43,553	(1)	21,973	29,285
Income (loss) from continuing operations	$(286,821)	$97,902		$61,230		$56,091	$43,634

Income (loss) from discontinued operations, net of income tax	—	901		2,485		(184,706)	(74,952)
Net income (loss)	$(286,821)	$98,803		$63,715		$(128,615)	$(31,318)

Less: net income (loss) attributable to non-controlling interest	—	—		—		496	(371)
Net income (loss) attributable to Tivity Health	$(286,821)	$98,803		$63,715		$(129,111)	$(30,947)

Basic income (loss) per share attributable to Tivity Health:
Continuing operations	$(6.17)	$2.44		$1.56		$1.52	$1.22
Discontinued operations	—	0.02		0.06		(5.01)	(2.08)
Net income (loss) (2)	$(6.17)	$2.47		$1.62		$(3.49)	$(0.86)

Diluted income (loss) per share attributable to Tivity Health: (3)
Continuing operations	$(6.17)	$2.27		$1.44		$1.47	$1.18
Discontinued operations	—	0.02		0.06		(4.86)	(2.02)
Net income (loss) (2)	$(6.17)	$2.29		$1.50		$(3.39)	$(0.84)

Weighted average common shares and equivalents:
Basic	46,509	40,078		39,357		36,999	35,832
Diluted (3)	46,509	43,073		42,547		38,075	36,854

Selected Balance Sheet Data:
Total assets (4) (5) (6)	1,625,905	482,079		636,163		544,782	712,924
Long-term obligations (5) (7)	1,079,528	30,589		—		164,297	208,289

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

(2)	Figures may not add due to rounding.
(3)	The impact of potentially dilutive securities for the year ended December 31, 2019 was not considered because the impact would be anti-dilutive.
(4)

Includes assets held for sale within discontinued operations at December 31, 2015.  In addition, reflects the impact of ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes", related to balance sheet classification of all deferred tax liabilities and assets as noncurrent, which was adopted in 2016 and applied prospectively.

(5)

Reflects the impact of the adoption of ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” in fiscal 2016 related to balance sheet classification of debt issuance costs, which was applied retrospectively to all periods presented.

(6)	Balance at December 31, 2019 includes right-of-use assets of $43.2 million due to the adoption of ASU No. 2016-02, “Leases” on January 1, 2019.
(7)

Balance at December 31, 2019 includes long-term lease liabilities of $31.4 million due to the adoption of ASU No. 2016-02, “Leases” on January 1, 2019. Prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting policies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8. "Financial Statements and Supplementary Data" of this report.

Overview

Tivity Health, Inc., a leading provider of fitness, nutrition, and social connection solutions, was founded and incorporated in Delaware in 1981.  On March 8, 2019, we completed our acquisition of Nutrisystem, Inc., a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.  The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of solutions to help people live longer and be healthier, including our SilverSneakers senior fitness program, Nutrisystem, South Beach Diet, Prime Fitness, WholeHealth Living, and Wisely Well (launched in 2020).

Following the acquisition of Nutrisystem, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers, Prime Fitness and WholeHealth Living.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes Nutrisystem and the South Beach Diet.

As part of our Healthcare segment, SilverSneakers is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass approximately 17,000 partner locations and more than 1,000 alternative locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 80,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

Our Nutrition segment includes Nutrisystem and the South Beach Diet. Typically, our Nutrition segment customers purchase monthly food packages containing a four-week meal plan consisting of breakfasts, lunches, dinners, snacks and flex meals, which they supplement, depending on the program they are following, with items such as fresh fruits, fresh vegetables, lean protein and dairy. Most Nutrition segment customers order on Auto-Delivery, which means we send a four-week meal plan on an ongoing basis until notified of a customer’s cancellation. Auto-Delivery customers are offered savings off of our regular one-time rate with each order. Monthly notifications are also sent to remind customers to update order preferences. We offer pre-selected favorites or customers may personalize their meal plan by selecting their entire menu or by customizing plans to their specific tastes or dietary preference. In total, our plans feature approximately 250 food options including frozen and unfrozen ready-to-go entrees, snacks, and shakes, at different price points. Additionally, we offer unlimited counseling from our trained weight loss counselors, registered dietitians and certified diabetes educators at no cost. Counselors are available as needed, seven days a week throughout an extended day, with further support provided through our digital tools.  The Nutrition segment also offers its products through select retailers and QVC, a television shopping network.

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

•

the risks associated with changes in macroeconomic conditions, geopolitical turmoil, widespread health epidemics or outbreaks of disease and the continuing threat of domestic or international terrorism;

•	the impact of any additional impairment of our goodwill, intangible assets, or other long-term assets;

•	the risks associated with potential failures of our information systems;

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

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, Medicare Supplement, e-commerce, advertising, and privacy and security laws;

•	the impact of a reduction in Medicare Advantage health plan reimbursement rates or changes in plan design;

•	our ability to attract, hire, or retain key personnel or other qualified employees and to control labor costs;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	the impact of legal proceedings involving us and/or our subsidiaries, products, or services, including any claims related to intellectual property rights;

•	our ability to enforce our intellectual property rights;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of our Healthcare segment customers, many of whom are health plans;

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

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.8 million and $0 at December 31, 2019 and 2018, respectively.

Acquisition Accounting

In connection with any acquisitions, we allocate the purchase price to the assets and liabilities we acquire, such as net tangible assets, deferred revenue, identifiable intangible assets such as trade names, customer lists, and customer relationships, and goodwill.  We apply significant judgments and estimates in determining the fair market value of the assets acquired and their useful lives.  For example, we estimated the fair value of existing definite-lived customer lists based on the multi-period excess earnings method under the income approach, which involved applying an attrition rate to the estimated net future cash flows from the customers that existed as of the acquisition date. We estimated the fair values of the tradenames using the relief-from-royalty method, which required significant assumptions such as the long-term growth rates of future revenues, the royalty rate for such revenue, the terminal growth rate of revenue, the tax rate, and a discount rate.  Different estimates and assumptions in valuing acquired assets could yield materially different results.

Revenue Recognition

Beginning in 2018, we account for revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC Topic 606”).  The unit of account in ASC Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided over a period of time. ASC Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when or as the performance obligation is satisfied.

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

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the year ended December 31, 2019 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the year ended December 31, 2019, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 78% of revenues in the Healthcare segment, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 19% and 3%, respectively, of revenues in the Healthcare segment.

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

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the year ended December 31, 2019 was $13.5 million. The reserve for estimated returns incurred but not received and processed was $0.8 million at December 31, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

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

As part of the annual impairment test, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we elect not to perform a qualitative assessment or we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative review as described below.

During a quantitative review of goodwill, we estimate the fair value of each reporting unit based on a discounted cash flow model or a combination of a discounted cash flow model and market-based approaches, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.  Estimating fair value requires significant judgments, including management's estimate of future cash flows of each reporting unit (which is dependent on internal forecasts of projected income), estimation of the long-term growth rates of future revenues for our reporting units, the terminal growth rate of revenue, the tax rate, and determination of our weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approaches.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit.

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

We review indefinite-lived intangible assets for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We estimate the fair value of our indefinite-lived tradenames using the relief-from-royalty method, which requires us to estimate significant assumptions such as the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, the terminal growth rate of revenue, the tax rate, and a discount rate.  Changes in these estimates and assumptions could materially affect the estimates of fair values for the tradenames.

Executive Overview of Results

The key financial results for the year ended December 31, 2019 are:

•

Revenues of $1,131.2 million for the year ended December 31, 2019, including $498.1 million attributable to the acquisition of Nutrisystem on March 8, 2019, compared to $606.3 million for the year ended December 31, 2018; and

•

Pre-tax income (loss) from continuing operations of $(326.4) million for the year ended December 31, 2019 compared to $124.9 million for the year ended December 31, 2018. Pre-tax loss for 2019 includes:

o	$377.1 million of impairment loss, all of which was attributable to the Nutrition segment, compared to $0 for 2018;
o	$158.0 million of marketing expenses, including $140.3 million attributable to the Nutrition segment, compared to $14.4 million for 2018;
o	$76.6 million of interest expense, compared to $8.7 million for 2018;
o	$37.1 million of acquisition, integration, and project costs compared to $3.7 million for 2018;
o	$32.4 million of amortization expense compared to $0 for 2018; and
o	$7.0 million of restructuring and related charges compared to $0.1 million for 2018.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 expressed as a percentage of revenues from continuing operations.

	Year Ended December 31,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	59.9%	69.0%	70.1%
Marketing	14.0%	2.4%	1.0%
Selling, general and administrative expenses	9.7%	5.8%	6.1%
Depreciation and amortization	4.5%	0.8%	0.6%
Impairment loss	33.3%	—	—
Restructuring and related charges	0.6%	0.0%	0.6%
Operating income (loss) (1)	(22.1)%	22.0%	21.6%

Interest expense	6.8%	1.4%	2.8%
Income (loss) before income taxes (1)	(28.9)%	20.6%	18.8%
Income tax expense (benefit)	(3.5)%	4.5%	7.8%

Income (loss) from continuing operations (1)	(25.4)%	16.1%	11.0%
Income from discontinued operations, net of income tax	0.0%	0.1%	0.4%
Net income (loss) (1)	(25.4)%	16.3%	11.4%

(1)	Figures may not add due to rounding.

Following is a discussion of the Company’s results of operations and financial condition for 2019 compared to 2018.  For a discussion of such information for 2018 compared to 2017, refer to Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019, which is available free of charge on the SEC's website at www.sec.gov and on the investor relations section of the Company's website at www.tivityhealth.com.

Revenues

Revenues for 2019 increased to $1,131.2 million compared to $606.3 million for 2018, primarily due to $498.1 million of revenues attributable to the acquisition of Nutrisystem.  Excluding the acquisition, revenues in the Healthcare segment increased by $26.8 million from 2018, primarily as a result of (i) an increase in Prime Fitness revenue of $19.6 million driven by an increase in average subscribers for 2019 compared to 2018 and (ii) a net increase in SilverSneakers revenue of $5.2 million, primarily due to an increase in revenue-generating visits somewhat offset by a decrease in the number of eligible lives.

For fiscal year 2020, revenues from Retail and QVC are expected to decline year over year due primarily to a reduction in orders for, and the promotion of, our products by these third parties.  In addition, revenues from South Beach Diet (which is included in direct to consumer revenue) are expected to decline in 2020 based on lower demand.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues decreased from 2018 (69.0%) to 2019 (59.9%), primarily due to the acquisition of Nutrisystem in the first quarter of 2019.  The Nutrition segment carries a lower cost of revenue as a percentage of revenues than the Healthcare segment.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment increased from 2018 (69.0%) to 2019 (70.4%), primarily due to (i) an increase in cost per visit due to certain contract renegotiations, as well as a higher number of average visits per member per month in 2019 compared to 2018 and (ii) acquisition and integration costs in 2019 related to the acquisition of Nutrisystem.

For fiscal year 2020, we expect a further increase in cost per visit in the Healthcare segment due to a combination of higher contractual rates and expansion into higher cost markets.

Marketing Expenses

Marketing expenses as a percentage of revenues increased from 2018 (2.4%) to 2019 (14.0%) primarily due to the impact from the acquisition of Nutrisystem in 2019 and the significance of media and marketing expense to the Nutrition segment’s sales strategy.  For the Healthcare segment, marketing expenses as a percentage of revenues did not change materially from 2018 (2.4%) to 2019 (2.8%).

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues increased from 2018 (5.8%) to 2019 (9.7%) primarily due to acquisition, integration, and project costs of $31.9 million during 2019, primarily related to the acquisition of Nutrisystem.

Depreciation and Amortization

Depreciation and amortization expense increased $46.1 million from 2018 to 2019, primarily due to amortization expense on new intangible assets recorded in connection with the acquisition of Nutrisystem as well as increased depreciation expense attributable to the acquisition of Nutrisystem’s property and equipment.  In the fourth quarter of 2019, we recorded a purchase accounting measurement period adjustment to finalize estimates related to the customer list intangible asset recorded in connection with the acquisition of Nutrisystem.  The finalization of the estimate resulted in incremental amortization expense during the fourth quarter of 2019 of $17.4 million.

Impairment Loss

During the fourth quarter of 2019, we recorded an impairment loss of $377.1 million, including $240.0 million related to the Nutrisystem tradename and $137.1 million related to goodwill allocated to the Nutrition segment.  These impairment losses resulted from a change in our long-term forecast for the Nutrition segment. See Note 13 to the notes to consolidated financial statements included in this report.

Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan"). To date and for the year ended December 31, 2019, we have incurred restructuring charges of $7.0 million related to the 2019 Restructuring Plan, of which $1.9 million related to the Healthcare segment and $5.1 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings in 2020 of approximately $17.5 million, with $5.9 million relating to the Healthcare segment and $11.6 million relating to the Nutrition segment.

Interest Expense

Interest expense increased $67.8 million from 2018 to 2019, primarily due to our entering into the Credit Agreement on March 8, 2019, including term loans with an initial borrowing of $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 9 of the notes to consolidated financial statements in this report for a discussion of income tax expense for fiscal 2019 compared to fiscal 2018.  Our effective tax rate for the fourth quarter of 2019 was a benefit of 15.2%, which was less than our statutory tax benefit rate and represents a decrease compared to the first three quarters of 2019.  This decrease is primarily due to the nondeductible goodwill impairment loss of $137.1 million recorded in the fourth quarter.

Liquidity and Capital Resources

Overview

As of December 31, 2019, we had a working capital deficit of $15.4 million.  Based upon the pro forma calculations of compliance with the applicable covenants under our Credit Agreement, as of December 31, 2019, we anticipate the ability to borrow under the Revolving Credit Facility (as defined below) up to a maximum of $104.6 million for the next 12 months. We believe our cash on hand, cash flows from operations and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, debt payments and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.

Credit Facility

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement. The Credit Agreement replaced our prior Revolving Credit and Term Loan Agreement, dated April 21, 2017 (the “Prior Credit Agreement”), with a group of lenders and SunTrust, as administrative agent. The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full.  We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through December 31, 2019, we made payments of $105.0 million on the Term Loans, which included prepayments of all amounts due through December 31, 2020.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.

As of December 31, 2019, availability under the revolving credit facility totaled $104.6 million as calculated under the most restrictive covenant.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement, of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021. We were in compliance with all of the financial covenant requirements of the Credit Agreement as of December 31, 2019.

For a detailed description of the Credit Agreement, refer to Note 11 of the notes to consolidated financial statements in this report.

Cash Flows Provided by Operating Activities

Operating activities during the year ended December 31, 2019 provided cash of $82.3 million compared to $108.7 million during the year ended December 31, 2018. The decrease in operating cash flow is primarily due to payments related to interest and acquisition and integration costs, offset by net cash flows provided by the Nutrition segment.

Cash Flows Used in Investing Activities

Investing activities during the year ended December 31, 2019 used $1,087.5 million in cash, compared to $7.6 million during the year ended December 31, 2018.  This change is primarily due to the acquisition of Nutrisystem.

Cash Flows Provided By/Used in Financing Activities

Financing activities during the year ended December 31, 2019 provided $1,005.8 million in cash, compared to cash used of $127.6 million during the year ended December 31, 2018.  This change is primarily due to net borrowings under the Credit Agreement, slightly offset by payment of deferred loan costs.

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

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2019:

	Payments due by year ended December 31,
(in thousands)	2020	2021-2022	2023-2024	2025 and After	Total
Debt and related interest (1)	76,566	264,517	405,853	742,283	1,489,219
Operating lease obligations (2)	9,402	16,038	3,850	29	29,319
Finance lease obligations (3)	708	1,129	—	—	1,837
Severance and related obligations	2,072	989	—	—	3,061
Other contractual cash obligations (4)	4,323	1,748	1,291	—	7,362
Total Contractual Cash Obligations	$93,071	$284,421	$410,994	$742,312	$1,530,798

(1)

Consists of scheduled principal payments and estimated interest payments on outstanding borrowings under the Credit Agreement. Total estimated interest payments included in the table above are $76.6 million for 2020, $144.9 million for 2021 and 2022 combined, $117.5 million for 2023 and 2024 combined, and $55.5 million thereafter.

(2)	Excludes cash receipts from sublease contracts of $5.8 million in 2020, $11.4 million for 2021 and 2022 combined, $1.0 million for 2023 and 2024 combined, and $0 thereafter.
(3)	Consists of scheduled payments on finance lease obligations, including estimated interest of $84,000 in 2020 and $49,000 for 2021 and 2022 combined.

(4)	Other contractual cash obligations include agreements with our internet and networking providers, payments related to marketing commitments, and a commission due to a customer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019.

Recent Relevant Accounting Standards

See Note 2 of the notes to consolidated financial statements included in this report for discussion of recent relevant accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.                     Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25%, and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25%, and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  Effective May 31, 2019, we maintain amortizing interest rate swap agreements with current notional amounts totaling $800.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $4.0 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tivity Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tivity Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for employee share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Nutrisystem, Inc. from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Nutrisystem, Inc. from our audit of internal control over financial reporting. Nutrisystem, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7% and 44%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Nutrisystem, Inc. – Valuation of Indefinite-Lived Tradename and Definite-Lived Customer List

As described in Notes 2 and 6 to the consolidated financial statements, the Company completed the acquisition of Nutrisystem, Inc. for consideration transferred of $1.3 billion in 2019, which resulted in the Nutrisystem indefinite-lived tradename and a definite-lived customer list intangible asset being recorded in the amount of $800.0 million and $110.0 million, respectively. As disclosed by management, fair value of the Nutrisystem indefinite-lived tradename was estimated using the relief-from-royalty method which involved the use of significant assumptions with respect to the long-term growth rates of future revenues, the terminal growth rate of revenue, the royalty rate for such revenue, the tax rate and the discount rate. Fair value of the definite-lived customer list was estimated using the multi-period excess earnings method under the income approach which involved the use of significant assumptions with respect to applying an attrition rate to the estimated net future cash flows from the customers that existed as of the acquisition date.

The principal considerations for our determination that performing procedures relating to the valuation of the Nutrisystem indefinite-lived tradename and definite-lived customer list acquired in the Nutrisystem, Inc. acquisition is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence relating to the fair value of the Nutrisystem indefinite-lived tradename and definite-lived customer list intangible assets due to the significant amount of judgment by management when developing the estimates, (ii) significant audit effort was necessary in evaluating the significant assumptions relating to the estimates, such as the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the Nutrisystem indefinite-lived tradename and the attrition rate applied to the estimated net future cash flows from the customers that existed as of the acquisition date for the definite-lived customer list, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the Nutrisystem indefinite-lived tradename and definite-lived customer list and controls over the development of the assumptions related to the valuation of these intangible assets, including the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the Nutrisystem indefinite-lived tradename and the attrition rate applied to the estimated net future cash flows from customers that existed as of the acquisition date for the definite-lived customer list. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimates for the Nutrisystem indefinite-lived tradename and definite-lived customer list intangible assets, (iii) evaluating the appropriateness of the valuation models, (iv) testing the completeness, accuracy, and relevance of underlying data used in estimating the fair values, and (v) evaluating the appropriateness of the significant assumptions used by management, including the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the Nutrisystem indefinite-lived tradename and the attrition rate for the definite-lived customer list.  Evaluating management’s assumptions related to the long-term growth rates of future revenues and the attrition rate involved considering (i) the current and past financial performance, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation models and certain significant assumptions, including the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the Nutrisystem indefinite-lived tradename and the attrition rate for the definite-lived customer list.

Goodwill and Indefinite-Lived Intangible Asset Impairment Assessment – Nutrition Reporting Unit and Nutrisystem Indefinite-Lived Tradename

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $654.6 million as of December 31, 2019, and the goodwill associated with the Nutrition reporting unit was $320.0 million. Also as described in Notes 1 and 6 to the consolidated financial statements, the Nutrisystem indefinite-lived tradename balance was $560.0 million as of December 31, 2019. Management reviews goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently whenever events or circumstances indicate that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. In the fourth quarter of 2019, management recorded impairment losses of $137.1 million related to the Nutrition reporting unit and $240.0 million related to the Nutrisystem indefinite-lived tradename. Fair value of the Nutrition reporting unit was estimated by management using a discounted cash flow model and market-based approaches. Estimating fair value for the Nutrition reporting unit required significant assumptions related to management’s estimated cash flows which is dependent upon internal forecasts of projected income, estimation of the long-term growth rates of future revenues, the terminal growth rate of revenue, the tax rate, and determination of the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premiums for the market-based approaches used in the valuation of goodwill. Fair value of the Nutrisystem indefinite-lived tradename was estimated by management using the relief-from royalty method under the income approach. Estimating the fair value of the Nutrisystem indefinite-lived tradename required significant assumptions related to the long-term growth rates of future revenues, the terminal growth rate of revenue, the royalty rate for such revenue, the tax rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill and indefinite-lived intangible asset impairment assessments of the Nutrition reporting unit and the Nutrisystem indefinite-lived tradename is a critical audit matter are (i) there was significant judgment applied by management when developing the fair value estimates, (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions, including internal forecasts of projected income, the long-term growth rates of future revenues and the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premiums for the valuation of the goodwill and the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the valuation of the Nutrisystem indefinite-lived tradename, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the development of the assumptions related to the valuation of goodwill and indefinite-lived intangible assets, including internal forecasts of projected income, the long-term growth rates of future revenues and the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premiums for goodwill and the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the Nutrisystem indefinite-lived tradename. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Nutrition reporting unit and Nutrisystem indefinite-lived tradename, (ii) evaluating the appropriateness of the valuation models, (iii) testing the completeness, accuracy, and relevance of underlying data used in estimating the fair values, and (iv) evaluating the significant assumptions used by management, including the internal forecasts of projected income, the long-term growth rates of future revenues, and the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premiums for the valuation of the goodwill and the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the valuation of the Nutrisystem indefinite-lived tradename. Evaluating management’s assumptions related to the internal forecasts of projected income and the long-term growth rates of future revenues, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premiums for the valuation of the goodwill and the long-term growth rates of future revenues for the valuation of the Nutrisystem indefinite-lived tradename involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past financial performance, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation models and certain significant assumptions, including the internal forecasts of projected income, the long-term growth rates of future revenues and the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premiums for the valuation of the goodwill and the long-term growth rates of future revenues, the royalty rate for such revenue and the discount rate for the valuation of the Nutrisystem indefinite-lived tradename.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee

February 27, 2020

We have served as the Company’s auditor since 2014.

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$2,486	$1,933
Accounts receivable, net	97,596	67,139
Inventories	36,407	274
Prepaid expenses	18,255	3,381
Income taxes receivable	—	720
Other current assets	6,993	4,658
Total current assets	161,737	78,105

Property and equipment, net of accumulated depreciation of $42,510 and $30,711 respectively	52,909	16,341
Right-of-use assets, operating leases	41,518	—
Right-of-use assets, finance leases	1,680	—
Intangible assets, net	689,686	29,049
Goodwill, net	654,635	334,680
Other assets	23,740	23,904
Total assets	$1,625,905	$482,079

Current liabilities:
Accounts payable	$46,480	$29,103
Accrued salaries and benefits	13,071	6,512
Accrued liabilities	56,068	42,563
Deferred revenue	12,037	582
Current portion of debt	—	57
Current portion of operating lease liabilities	13,131	—
Current portion of finance lease liabilities	624	—
Current portion of other long-term liabilities	4,947	2,255
Total current liabilities	146,358	81,072

Long-term debt	1,048,127	30,589
Long-term operating lease liabilities	30,321	—
Long-term finance lease liabilities	1,080
Long-term deferred tax liability	160,846	319
Other long-term liabilities	12,263	1,098

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock $.001 par value, 120,000,000 shares authorized, 48,156,786 and 41,049,418 shares outstanding, respectively	48	41
Additional paid-in capital	504,419	347,487
Retained earnings (accumulated deficit)	(237,284)	49,655
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(12,091)	—
Total stockholders' equity	226,910	369,001
Total liabilities and stockholders' equity	$1,625,905	$482,079

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Services	$633,066	$606,299	$556,942
Products	498,091	—	—
Total revenues	1,131,157	606,299	556,942

Cost of revenue:
Services (exclusive of depreciation of $5,920, $4,109, and $2,802, respectively, included below)	445,817	418,333	390,261
Products (exclusive of depreciation and amortization of $37,988 included below)	232,240	—	—
Total cost of revenue	678,057	418,333	390,261

Marketing expenses	158,006	14,417	5,541
Selling, general and administrative expenses	110,038	35,077	34,164
Depreciation and amortization	50,775	4,667	3,357
Impairment loss	377,100	—	—
Restructuring and related charges	7,024	124	3,223
Operating income (loss)	(249,843)	133,681	120,396

Interest expense	76,566	8,733	15,613
Income (loss) before income taxes	(326,409)	124,948	104,783

Income tax expense (benefit)	(39,588)	27,046	43,553
Income (loss) from continuing operations	$(286,821)	$97,902	$61,230

Income from discontinued operations, net of income tax	—	901	2,485
Net income (loss)	$(286,821)	$98,803	$63,715

Earnings (loss) per share - basic:
Continuing operations	$(6.17)	$2.44	$1.56
Discontinued operations	$—	$0.02	$0.06
Net income (loss) (1)	$(6.17)	$2.47	$1.62

Earnings per share – diluted: (2)
Continuing operations	$(6.17)	$2.27	$1.44
Discontinued operations	$—	$0.02	$0.06
Net income (loss)	$(6.17)	$2.29	$1.50

Comprehensive income (loss)	$(298,912)	$98,803	$68,217

Weighted average common shares and equivalents:
Basic	46,509	40,078	39,357
Diluted (2)	46,509	43,073	42,547

(1)	Figures may not add due to rounding.
(2)	The impact of potentially dilutive securities for the year ended December 31, 2019 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(286,821)	$98,803	$63,715
Net change in fair value of interest rate swaps, net of tax benefit of $4,147	(12,091)	—	—
Foreign currency translation adjustment, net of tax	—	—	1,458
Release of cumulative translation adjustment to loss from discontinued operations due to substantial liquidation of foreign entity	—	—	3,044
Total other comprehensive income (loss), net of tax	$(12,091)	$—	$4,502
Comprehensive income (loss)	$(298,912)	$98,803	$68,217

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$—	$39	$341,270	$(119,327)	$(28,182)	$(4,502)	$189,298
Comprehensive income	—	—	—	63,715	—	4,502	68,217
Cumulative effect of a change in accounting principle – adoption of ASU 2016-09	—	—	74	6,464	—	—	6,538
Exercise of stock options	—	1	5,722	—	—	—	5,723
Tax withholding for share-based compensation	—	—	(4,481)	—	—	—	(4,481)
Share-based employee compensation expense	—	—	6,658	—	—	—	6,658
Balance, December 31, 2017	$—	$40	$349,243	$(49,148)	$(28,182)	$—	$271,953
Comprehensive income	—	—	—	98,803	—	—	98,803
Exercise of stock options and Warrants	—	1	1,909	—	—	—	1,910
Tax withholding for share-based compensation	—	—	(9,762)	—	—	—	(9,762)
Share-based employee compensation expense	—	—	6,097	—	—	—	6,097
Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001
Comprehensive income	—	—	—	(286,821)	—	(12,091)	(298,912)
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation Replacement Awards related to Merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	1	988	—	—	—	989
Tax withholding for share-based compensation	—	—	(4,733)	—	—	—	(4,733)
Share-based employee compensation expense	—	—	18,832	—	—	—	18,832
Other	—	—	(94)	(118)	—	—	(212)
Balance, December 31, 2019	$—	$48	$504,419	$(237,284)	$(28,182)	$(12,091)	$226,910

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Income (loss) from continuing operations	$(286,821)	$97,902	$61,230
Income from discontinued operations	—	901	2,485
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,775	4,667	3,357
Amortization and write-off of deferred loan costs	4,487	1,152	2,887
Amortization of debt discount	3,711	4,140	8,001
Share-based employee compensation expense	18,832	6,097	6,658
Impairment of goodwill and intangible assets	377,100	—	—
Gain on sale of MeYou Health	—	(1,416)	—
(Gain) loss on sale of TPHS business	—	112	(4,733)
Loss on release of cumulative translation adjustment	—	—	3,044
Deferred income taxes	(52,076)	25,485	40,935
Increase in accounts receivable, net	(8,283)	(12,311)	(3,939)
Decrease in inventory	2,087	—	—
(Increase) decrease in other current assets	(426)	1,610	820
Decrease in accounts payable	(10,052)	(95)	(407)
Increase (decrease) in accrued salaries and benefits	3,608	(10,314)	(6,061)
Decrease in other current liabilities	(21,495)	(11,802)	(6,436)
Decrease in deferred revenue	(1,198)	—	—
Other	2,056	2,611	(2,565)
Net cash flows provided by operating activities	$82,305	$108,739	$105,276

Cash flows from investing activities:
Acquisition of property and equipment	$(24,713)	$(9,053)	$(5,910)
Proceeds from sale of MeYou Health	—	1,416	—
Business acquisitions, net of cash acquired	(1,062,818)	—	—
Net cash flows used in investing activities	$(1,087,531)	$(7,637)	$(5,910)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$1,611,970	$253,425	$373,450
Payments of long-term debt	(574,329)	(373,536)	(449,084)
Proceeds from settlement of cash convertible notes hedges	—	141,246	—
Payments related to settlement of cash conversion derivative	—	(141,246)	—
Payments related to tax withholding for share-based compensation	(4,733)	(9,762)	(4,481)
Exercise of stock options	989	1,910	5,722
Deferred loan costs	(30,189)	—	(2,452)
Principal payments related to finance leases	(274)	—	—
Change in cash overdraft and other	2,357	410	2,533
Net cash flows provided by (used in) financing activities	$1,005,791	$(127,553)	$(74,312)

Effect of exchange rate changes on cash	$(12)	$(56)	$1,784
Net increase (decrease) in cash and cash equivalents	$553	$(26,507)	$26,838

Cash and cash equivalents, beginning of period	1,933	28,440	1,602
Cash and cash equivalents, end of period	$2,486	$1,933	$28,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,717	$4,099	$4,727
Cash paid for income taxes, net of refunds	$8,370	$3,339	$—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018, and 2017

1.	Summary of Significant Accounting Policies

Tivity Health, Inc. (the “Company”), a leading provider of fitness, nutrition, and social connection solutions, was founded and incorporated in Delaware in 1981.  On March 8, 2019, we completed our acquisition of Nutrisystem, Inc. (“Nutrisystem”), a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.  The acquisition of Nutrisystem enables us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support a healthy lifestyle and to address weight management and chronic conditions. Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 forward.

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
c.

Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed or products sold, net of allowances for doubtful accounts (reflected as selling, general and administrative expenses). Allowances for doubtful accounts were $0.2 million and $0 at December 31, 2019 and 2018, respectively. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts on a specific identification basis.  Unbilled receivables were $29.1 million and $23.2 million at December 31, 2019 and 2018, respectively, and primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers fitness solution, billed one month in arrears.

d.

Inventories - Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, our ability to introduce new products, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $1.8 million and $0 at December 31, 2019 and 2018, respectively.

e.

Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and office equipment, and three to five years for equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense, including depreciation of assets recorded under finance leases, for the years ended December 31, 2019, 2018, and 2017 was $18.4 million, $4.7 million, and $3.4 million, respectively.

f.

Other Assets - Other assets consist primarily of shares of common stock of Sharecare, Inc. which have a carrying value of $10.8 million and are accounted for as a cost method investment, and customer incentives. We have elected the measurement alternative to measure cost method investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings.

g.

Leases – On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02 (as discussed under “Recent Relevant Accounting Standards” in Note 3) using the modified retrospective approach. We recognize right-of-use assets and lease liabilities for leases with contractual terms longer than twelve months, and we categorize such leases as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Our leases generally have remaining lease terms of one to six years, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the asset or liability since it is not probable that we will exercise the options to extend. If applicable, allocations among lease and non-lease components would be achieved using relative fair values.

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

Costs associated with right-of-use assets are recognized on a straight-line basis within operating expenses over the term of the lease. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. See Note 10 for further information on leases.
h.

Intangible Assets - Intangible assets subject to amortization related to our Healthcare segment include customer contracts, acquired technology, and distributor and provider networks, which we amortized on a straight-line basis over estimated useful lives ranging from three to ten years. All intangible assets related to our Healthcare segment and subject to amortization were fully amortized at December 31, 2019 and 2018. In connection with our acquisition of Nutrisystem on March 8, 2019, we recorded the following intangible assets subject to amortization: trade name of the South Beach Diet brand, customer list, retail customer relationship, and noncompetition agreements. See Note 6 for further information on intangible assets.

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

Intangible assets not subject to amortization allocated to our Healthcare segment at December 31, 2019 and 2018 consist of a trade name of $29.0 million. In connection with our acquisition of Nutrisystem in March 2019, we recorded intangible assets not subject to amortization of $800.0 million for the Nutrisystem tradename. In the fourth quarter of 2019, we recorded an impairment loss of $240.0 million on the Nutrisystem tradename.

We review indefinite-lived intangible assets for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We estimate the fair value of our indefinite-lived tradenames using the relief-from-royalty method, which requires us to estimate significant assumptions such as the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, the terminal growth rate of revenue, the tax rate, and a discount rate. Changes in these estimates and assumptions could materially affect the estimates of fair values for the tradenames. See Note 6 for further information on intangible assets.
i.

Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire. In connection with our acquisition of Nutrisystem, we recorded $457.1 million of goodwill.  In the fourth quarter of 2019, we recorded a goodwill impairment loss of $137.1 million.

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

During a quantitative review of goodwill, we estimate the fair value of each reporting unit based on a discounted cash flow model or a combination of a discounted cash flow model and market-based approaches, and we reconcile the aggregate fair value of our reporting units to our consolidated market capitalization.  If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.  Estimating fair value requires significant judgments, including management's estimate of future cash flows of each reporting unit (which is dependent on internal forecasts of projected income), estimation of the long-term growth rates of future revenues for our reporting units, the terminal growth rate of revenue, the tax rate, and determination of our weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approaches.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit. See Note 6 for further information on goodwill.
j.	Accounts Payable - Accounts payable consists of short-term trade obligations and includes cash overdrafts attributable to disbursements not yet cleared by the bank.
k.

Accrued Liabilities – Accrued liabilities primarily include amounts owed for estimated member visits to fitness network locations (which actual visit data is typically received approximately one month in arrears) and amounts owed for advertising expenses that have been incurred.  Estimated amounts accrued for member visits at December 31, 2019 and 2018 were $28.8 million and $26.1 million, respectively. Accrued advertising expenses at December 31, 2019 and 2018 were $11.3 million and $0 million, respectively.

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
m.

Revenue Recognition - On January 1, 2018, we adopted ASU No. 2014-09 (as discussed under “Recent Relevant Accounting Standards” in Note 3) using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018.  See Note 3 for a further discussion of revenue recognition.

n.

Supplier Rebates – Some of the Nutrition segment’s suppliers provide for rebates based on purchasing levels. We account for these rebates on an accrual basis as purchases are made at a rebate percentage determined based upon the estimated total purchases from the supplier. The estimated rebate is recorded as a receivable from the supplier with a corresponding reduction in the carrying value of purchased inventory and is reflected in the consolidated statements of operations when the associated inventory is sold. For the year ended December 31, 2019, we reduced cost of revenue for these rebates by $0.8 million. A receivable of $0.2 million was recorded at December 31, 2019.

o.

Marketing Expense – Marketing expense includes media, advertising production, marketing, and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $128.7 million, $1.0 million, and $0 million in 2019, 2018, and 2017, respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. All other advertising costs are charged to expense as incurred or, in the case of production costs, the first time the advertising takes place. At December 31, 2019 and 2018, $5.0 million and $0 million, respectively, of costs have been prepaid for future advertisements and promotions.

p.

Earnings (Loss) Per Share – Beginning in 2019, we use the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of common stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of common stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of common stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses. See Note 16 for a reconciliation of basic and diluted earnings (loss) per share.

q.

Share-Based Compensation – We recognize all share-based payments to employees in the consolidated statements of operations over the required vesting period based on estimated fair values at the date of grant.  We adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" on January 1, 2017.  Any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable were recorded on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption, which resulted in an increase of $6.5 million to our retained earnings as of January 1, 2017.  See Note 8 for further information on share-based compensation.

r.

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

2.Business Combinations

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

We believe that the acquisition of Nutrisystem will enable us to offer, at scale, an integrated portfolio of fitness, nutrition and social engagement solutions to support a healthy lifestyle and to address weight management and chronic conditions.  The fair value of consideration transferred at Closing was $1.3 billion (“Merger Consideration”), which includes cash consideration, the fair value of the stock consideration, and the fair value of the consideration for Nutrisystem equity awards assumed by Tivity Health that related to pre-combination services (see Note 8). The following table summarizes the components of the Merger Consideration:

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

We consolidated Nutrisystem’s operating results into our financial statements beginning on March 8, 2019.  Refer to Note 18 for revenue and profit recognized from the Nutrition segment during the year ended December 31, 2019.  In the fourth quarter of 2019, we recorded impairment losses of $240.0 million and $137.1 million related to the Nutrisystem tradename and goodwill, respectively (see Notes 6 and 13). Also in the fourth quarter of 2019, we recorded a purchase accounting measurement period adjustment to finalize estimates related to the customer list intangible asset recorded in connection with the acquisition of Nutrisystem.

The following financial information presents the pro forma combined company results as if the acquisition of Nutrisystem had occurred on January 1, 2018:

(In thousands)	Year Ended December 31,
	2019	2018
Revenue	$1,264,605	$1,297,338
Net income	$(294,291)	$47,086

The above pro forma results are based on assumptions and estimates, which we believe to be reasonable.  They are not the operating results that would have been realized had the acquisition actually closed on January 1, 2018 and are not necessarily indicative of our ongoing combined operating results.  The pro forma results include adjustments related to purchase accounting, acquisition and integration costs, financing, and amortization of intangible assets.  Material non-recurring pro forma adjustments reflected in the pro forma results for the year ended December 31, 2019 include: (1) the operating results of Nutrisystem from January 1, 2019 to March 7, 2019, (2) acquisition, integration, and restructuring cost decrease of $33.4 million, and (3) income tax expense decrease of $2.7 million (see Note 9). For the year ended December 31, 2018, material non-recurring pro forma adjustments reflected in the pro forma results include: (1) cost of revenue increase of $2.8 million due to the purchase accounting mark-up of inventory, (2) acquisition, integration, and restructuring cost increase of $33.4 million, and (3) income tax increase of $2.7 million (see Note 9).

3.	Recent Relevant Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which amends the hedge accounting recognition and presentation requirements. ASU 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow and net investment hedges and allows the entity to apply the shortcut method to partial-term fair value hedges of interest rate risk. We adopted ASU 2017-12 in May 2019 upon entering into interest rate swap agreements, as described in Note 14. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. As of December 31, 2019, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

On January 1, 2019, we adopted ASU No. 2016-02, “Leases” (“ASC 842”), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position.  We elected to recognize the cumulative effect of initially applying the standard as an adjustment to beginning retained earnings as of January 1, 2019.  The significant majority of our leases are classified as operating leases.  As of January 1, 2019, we recognized a right-of-use asset of $27.0 million and lease liabilities of $29.7 million. In addition, we elected the following practical expedients available under ASC 842: (1) the package of practical expedients whereby we are not required to reassess upon adoption of ASC 842 (a) whether a contract is or contains a lease, (b) lease classification, and (c) initial direct costs; and (2) the short-term lease measurement and recognition exemption. ASC 842 also requires significant new disclosures about leasing activity.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted ASU 2017-04 on October 1, 2019.  The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

Healthcare Segment

Our Healthcare segment earns revenue from three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth LivingTM.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers, commercial health plans, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with employers, commercial health plans, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the year ended December 31, 2019 from performance obligations satisfied in a prior period.

Our fees within the Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At December 31, 2019 and 2018, $0.5 million and $0 million, respectively, of such costs were capitalized. During the year ended December 31, 2019, the amortization of such capitalized costs was immaterial. No such capitalized costs were amortized during the years ended December 31, 2018 and 2017.

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

(In thousands)	Year Ended December 31,
	2019	2018
SilverSneakers	$492,778	$487,559
Prime Fitness	120,949	101,391
WholeHealth Living	18,511	16,835
Other	828	514
	$633,066	$606,299

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

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges for the year ended December 31, 2019 was $17.5 million.

The following table sets forth Nutrition segment revenue, from March 8, 2019 forward, disaggregated by the source of revenue:

(In thousands)	Year Ended December 31,
2019
Direct to consumer	$463,496
Retail	26,128
QVC	7,916
Other	551
$498,091

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	December 31, 2019

Contract assets	$95
Contract liabilities	$10,911

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

For the Year Ended December 31,
(In thousands)	2019
Revenue recognized that was included in the contract liability (deferred revenue) balance on March 8, 2019	$(7,156)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$4,730

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
2020	$4,497
2021	1,834
2022	664
2023	296
2024	192
2025	178
$7,661

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the year ended December 31, 2019 was $13.5 million. The reserve for estimated returns incurred but not received and processed was $0.8 million at December 31, 2019 and has been included in accrued liabilities in the accompanying consolidated balance sheet.

5.	Property and Equipment

Property and equipment at December 31, 2019 and 2018 consisted of the following:

(In thousands)	December 31, 2019	December 31, 2018
Leasehold improvements	$12,085	$10,404
Computer equipment and related software	53,252	22,200
Furniture and office equipment	6,676	8,053
Equipment	8,618	—
Capital projects in process	14,788	6,395
Total property and equipment at cost	$95,419	$47,052
Less: accumulated depreciation	(42,510)	(30,711)
Total property and equipment, net	$52,909	$16,341

6.	Intangible Assets and Goodwill

   We amortize intangible assets subject to amortization on a straight-line or accelerated basis based on the period for which the economic benefits of the asset are expected to be realized. In connection with our acquisition of Nutrisystem on March 8, 2019, we recorded the following amounts of intangible assets and goodwill. All of the goodwill was recorded to the Nutrition segment, and none of the goodwill is deductible for tax purposes.

(In thousands)	Fair Value	Estimated Useful Life (in years)

Intangible assets subject to amortization:
Tradename - South Beach Diet	9,000	15
Customer list	110,000	7
Retail customer relationship	8,000	10
Noncompetition agreements	6,000	5
Subtotal	$133,000

Intangible assets not subject to amortization:
Tradename - Nutrisystem	800,000	n/a
Total intangible assets	$933,000

Goodwill	457,056	n/a

In the fourth quarter of 2019, we recorded impairment losses of $240.0 million and $137.1 million related to the Nutrisystem tradename and goodwill, respectively (see Note 13).

A reconciliation of our goodwill balance is as follows:

(In thousands)	Healthcare December 31,		Nutrition December 31,	Consolidated December 31,
	2019	2018	2019	2019	2018
Beginning balance, gross	$517,040	$517,040	$—	$517,040	$517,040
Accumulated impairment	(182,360)	(182,360)	—	(182,360)	(182,360)
Beginning balance, net	$334,680	$334,680	$—	$334,680	$334,680
Acquisition of Nutrisystem	—	—	445,671	445,671	—
Measurement period adjustment (1)	—	—	11,384	11,384	—
Goodwill impairment (2)	—	—	(137,100)	(137,100)	—
Ending balance, gross	$517,040	$517,040	$457,055	$974,095	$517,040
Accumulated impairment	(182,360)	(182,360)	(137,100)	(319,460)	(182,360)
Ending balance, net	$334,680	$334,680	$319,955	$654,635	$334,680

(1)	See Note 2 for explanation.
(2)	See Note 13 for explanation.

Intangible assets subject to amortization at December 31, 2019 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$1,483	$(1,483)	—
Distributor and provider networks	8,709	(8,709)	—
Tradename	9,000	(489)	8,511
Customer list	110,000	(30,245)	79,755
Retail customer relationship	8,000	(652)	7,348
Noncompetition agreements	6,000	(977)	5,023
Total	$143,192	$(42,555)	$100,637

Intangible assets subject to amortization at December 31, 2018 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$1,483	$(1,483)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$10,192	$(10,192)	$—

Total amortization expense for the years ended December 31, 2019, 2018, and 2017 was $32.4 million, $0, and $0, respectively. Expected future amortization expense of intangible assets for each of the next five years and thereafter is as follows:

(In thousands)
Year ending December 31,
2020	$30,351
2021	22,864
2022	16,924
2023	11,559
2024	6,969
Thereafter	11,970
Total	$100,637

At December 31, 2019 and 2018, intangible assets not subject to amortization consist of tradenames of $589.0 million and $29.0 million, respectively.

7.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities.  Media expense was $128.7 million, $1.0 million, and $0 in 2019, 2018, and 2017, respectively.  Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or, in the case of production costs, the first time the advertising takes place. At December 31, 2019 and 2018, $5.0 million and $0, respectively, of costs have been prepaid for future advertisements and promotions.

Prior to the acquisition of Nutrisystem, Tivity Health historically classified marketing expenses within cost of revenue and selling, general, and administrative expenses, while Nutrisystem presented marketing expenses in a separate line item.  Because marketing expense is material to the combined company and for purposes of comparability, we have reclassified historical Tivity Health marketing expenses to a separate line for the years ended December 31, 2019, 2018, and 2017.

8.	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, performance-based stock units, and restricted stock awards.  All market stock units that were outstanding at the beginning of 2019 were forfeited and are no longer outstanding as of December 31, 2019.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under our stock incentive plan at fair value on the date of grant. The options generally vest over three or four years based on service conditions and expire ten years from the date of grant. Restricted stock units generally vest over three or four years. Performance-based stock units have a multi-year performance period and vest approximately three years from the grant date.

In March 2019, we granted the following Replacement Awards: (i) approximately 258,000 time-vesting restricted stock awards at a fair value of $19.42 per share and (ii) approximately 919,000 time-vesting restricted stock units at a fair value of $19.42 per share.  Approximately $9.1 million of the fair value of the Replacement Awards was attributable to pre-combination service and was included in the purchase price of Nutrisystem (see Note 2).  During the year ended December 31, 2019, $9.9 million of post-combination expense related to the Replacement Awards was recognized. Additionally, as of December 31, 2019, $1.7 million of post-combination expense related to the Replacement Awards is expected to be recognized over the remaining post-combination requisite service period (a weighted average period of 1.06 years).

We recognize share-based compensation expense for options, restricted stock units, performance-based stock units, and restricted stock awards on a straight-line basis over the vesting period. We account for forfeitures as they occur. We recognize share-based compensation expense for market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable equity award agreement or stock incentive plan). At December 31, 2019, we had reserved approximately 2.7 million shares for future equity grants under our stock incentive plans.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2019, 2018, and 2017. We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2019	2018	2017
Share-based compensation included in cost of services	$2.4	$2.3	$2.2
Share-based compensation included in selling, general and administrative expenses	14.9	3.8	4.4
Share-based compensation included in restructuring and related charges	1.5	—	0.1
Total share-based compensation	$18.8	$6.1	$6.7
Total income tax benefit recognized	4.6	1.6	2.6

As of December 31, 2019, there was $9.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans, including $1.7 million related to the Replacement Awards. That total cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates for the year ended December 31, 2018.  There were no stock options granted during fiscal 2019 or 2017.

Year Ended December 31, 2018
Weighted average grant-date fair value of options per share	$20.21

Assumptions:
Expected volatility	56.2%
Expected dividends	—
Expected term (in years)	6.7
Risk-free rate	2.8%

A summary of options as of December 31, 2019 and the activity during the year then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	431	$17.83
Exercised	(89)	12.73
Forfeited	(23)	37.89
Outstanding at December 31, 2019	319	$17.85	3.7	$1,795,728
Exercisable at December 31, 2019	282	$15.22	3.1	$1,795,728

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2019, 2018, and 2017 was $0.6 million, $3.9 million, and $10.5 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2019 was $1.0 million. The actual tax benefit realized during 2019 for the tax deductions from option exercise totaled $0.1 million.   We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units, restricted stock awards, performance-based stock units, and market stock units.

Nonvested Shares

The fair value of restricted stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2019, 2018, and 2017 was $19.68, $38.12, and $32.06, respectively. The fair value of market stock units is determined based on the closing bid price of the Company's common stock on the grant date, except that the Monte Carlo simulation valuation model is used to determine the fair value of market stock units with a market condition. No market stock units were granted during 2019, 2018 or 2017.

The four tables below set forth a summary of our nonvested shares as of December 31, 2019 as well as activity during the year then ended. The total grant-date fair value of shares vested during the years ended December 31, 2019, 2018, and 2017 was $23.5 million, $7.6 million, and $5.7 million, respectively.

The following table shows a summary of our restricted stock awards as of December 31, 2019, as well as activity during the year then ended:

	Restricted Stock Awards
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Replacement Awards	258	19.42
Vested	(130)	19.42
Forfeited	(1)	19.42
Nonvested at December 31, 2019	127	$19.42

The following table shows a summary of our restricted stock units as of December 31, 2019 as well as activity during the year then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	271	$24.07
Granted	419	19.68
Replacement Awards	919	19.42
Vested	(1,038)	19.78
Forfeited	(178)	21.17
Nonvested at December 31, 2019	393	$21.16

The following table shows a summary of our performance-based stock units as of December 31, 2019, as well as activity during the year then ended:

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	814	20.20
Shares adjustment for performance (1)	(121)	20.34
Vested	(25)	19.42
Forfeited	(261)	20.06
Nonvested at December 31, 2019	407	$20.29

(1) Represents the number of shares at target for certain performance-based stock units that are no longer eligible to be earned based on fiscal 2019 performance. These awards are included in the number of shares granted above.

The following table shows a summary of our market stock units as of December 31, 2019 as well as activity during the year then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	45	$18.25
Granted	—	—
Vested	—	—
Forfeited	(45)	18.25
Nonvested at December 31, 2019	—	$—

9.	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current taxes:
Federal	$9,832	$29	$771
State	2,656	1,857	373
Deferred taxes:
Federal	(46,972)	20,136	37,565
State	(5,104)	5,024	4,844
Total	$(39,588)	$27,046	$43,553

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax asset and liability as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Deferred tax asset:
Accruals and reserves	$1,913	$769
Deferred compensation	787	496
Share-based payments	5,035	2,111
Lease liability	9,262	—
Section 163(j) interest limitation	5,647	—
Interest rate swap	4,147	—
Net operating loss carryforwards	9,301	9,430
Capital loss carryforwards	7,844	7,620
Tax credits	—	6,437
	43,936	26,863
Valuation allowance	(14,435)	(10,457)
	$29,501	$16,406
Deferred tax liability:
Property and equipment	$(8,161)	$(2,600)
Intangible assets	(170,894)	(14,125)
Right-of-use assets	(10,779)	—
Prepaid expenses	(513)	—
	(190,347)	(16,725)
Net long-term deferred tax liability	$(160,846)	$(319)

In 2019, upon closing of the Nutrisystem Merger, we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million. We also recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.  These two adjustments increased our income tax expense for 2019 by approximately $2.7 million.

At December 31, 2019, we provided valuation allowances for $2.4 million of deferred tax assets associated with our international net operating loss carryforwards, $4.2 million of deferred tax assets associated with our state net operating loss carryforwards, and $7.8 million for deferred tax assets related to capital loss carryforwards. We recorded a total increase in our valuation allowance of $4.0 million for the year ended December 31, 2019.  Of the total increase in valuation allowance for 2019, $0.8 million related to valuation allowances on deferred tax assets acquired from Nutrisystem.  The remaining increase in valuation allowance of $3.2 million, which is reflected in income tax expense, is primarily related to state net operating loss carryforwards we do not expect to utilize prior to expiration. Our valuation allowance at December 31, 2019 totaled $14.4 million.

At December 31, 2019, we had international net operating loss carryforwards totaling approximately $8.1 million, $8.0 million of which have an indefinite carryforward period, approximately $119.0 million of state net operating loss carryforwards expiring between 2021 and 2038, and approximately $30.7 million of capital loss carryforwards expiring between 2021 and 2023.

We recorded a tax effect of $4.1 million in 2019 related to our interest rate swap agreements to stockholder’s equity as a component of accumulated other comprehensive income (loss).

We accounted for the effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) as of December 31, 2017.  We recorded $5.0 million of tax expense to revalue our deferred tax assets and liabilities at the new 21% federal rate.  In 2017, our undistributed foreign earnings were subject to the mandatory deemed repatriation (“toll charge”) provision included in the Tax Act, and we repatriated these earnings during 2017.  Due to the mandatory deemed repatriation, we recorded $2.5 million of tax expense in continuing operations as of the date of enactment.  We had no undistributed earnings at December 31, 2019 or 2018 as our foreign operations are no longer active.

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Statutory federal income tax (benefit)	$(68,546)	$26,239	$36,674
State income taxes, less federal income tax benefit	(5,103)	6,261	5,119
Permanent items	1,653	1,496	1,750
Goodwill impairment	28,771	—	—
Change in valuation allowance	2,968	(1,005)	—
Share-based compensation	304	(6,378)	(6,441)
Tax Act adjustments	—	—	7,442
Change in uncertain tax position liability	55	(644)	—
Prior year tax adjustments	(494)	(590)	(544)
Net impact of foreign operations	(9)	990	—
State income tax credits	813	677	(447)
Income tax expense (benefit)	$(39,588)	$27,046	$43,553

Uncertain Tax Positions

During 2019, we recorded a $1.1 million increase to unrecognized tax benefits primarily related to the unrecognized tax benefits acquired from Nutrisystem.  As of December 31, 2019, we had no unrecognized tax benefits that would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2017	$644
Decreases based upon settlements with tax authorities	(644)
Unrecognized tax benefits at December 31, 2018	$—
Increases related to Nutrisystem Merger	1,006
Increases related to current year tax positions	8
Increases related to prior year tax positions	66
Decreases due to lapse of statute of limitations	(19)
Unrecognized tax benefits at December 31, 2019	$1,061

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2016 to present.
10.	Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective approach. Therefore, the comparative information for periods ended prior to January 1, 2019 was not restated. Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet. We recognize lease expense for these short-term leases on a straight-line basis over the lease term. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  We maintain lease agreements principally for our office spaces and certain equipment. In addition, certain of our contracts, such as those with our fulfillment vendor related to our warehouse space or contracts with certain equipment vendors, contain embedded leases.  We maintain three sublease agreements with respect to two of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability.  In the aggregate, our leases generally have remaining lease terms of one to six years, some of which include options to extend the lease for additional periods.  Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

Upon adoption of ASC 842, we determined our estimated discount rate for existing leases as of January 1, 2019 based on the incremental borrowing rate that most closely aligned with the remaining lease term and payment schedule, as provided by our financial institution. The discount rates for leases entered into after January 1, 2019 were determined based on similarly secured borrowings available to us as of lease inception. The discount rate for leases in the Nutrition segment was estimated as of the Closing date of the Merger.

The following table shows the right-of-use assets and lease liabilities recorded on the balance sheet:

December 31, 2019
(In thousands)
Right-of-use assets:
Operating	$41,518
Finance	1,680
Total leased assets	$43,198

Lease liabilities:
Current
Operating	$13,131
Finance	624
Non-current
Operating	$30,321
Finance	1,080
Total lease liabilities	$45,156

The following table shows the components of lease expense:

Year Ended December 31,
(In thousands)	2019
Finance lease cost:
Amortization of leased assets	$298
Interest of lease liabilities	51
Operating lease cost	14,217
Short-term lease cost	428
Total lease cost before subleases	$14,994
Sublease income	(5,479)
Total lease cost, net	$9,515

The following provides information related to the lease term and discount rate as of December 31, 2019:

Weighted Average Remaining Lease Term (years)
Operating leases	3.3
Finance leases	2.6

Weighted Average Discount Rate
Operating leases	5.5%
Finance leases	5.8%

As of December 31, 2019, maturities of lease liabilities for each of the next five years and thereafter were as follows:

	Operating Leases			Financing
(In thousands)	Lease Payments	Sublease Receipts	Net	Leases
2020	$15,169	$(5,767)	$9,402	$708
2021	14,731	(5,699)	9,032	708
2022	12,738	(5,732)	7,006	421
2023	3,372	(957)	2,415	—
2024	1,435	—	1,435	—
2025 and thereafter	29	—	29	—
Total lease payments	47,474	$(18,155)	$29,319	1,837
Less: interest	(4,022)			(133)
Present value of lease liabilities	$43,452			$1,704

Supplemental cash flow information related to leases was as follows:

Year Ended December 31,
(In thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(9,978)
Operating cash flow attributable to finance leases	(51)
Financing cash flow attributable to finance leases	(274)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	53,683
Right-of-use assets obtained in exchange for finance lease liabilities (2)	1,978

(1)

No new operating leases were entered into during the year ended December 31, 2019.  Amount shown is due to the adoption of ASC 842 and one lease modification that resulted in a noncash remeasurement of the related right-of-use asset and operating lease liability. Amount shown reflects balance as of January 1, 2019 for the Healthcare segment (adjusted for lease modification) and as of March 8, 2019 for the Nutrition segment (i.e., the date of our acquisition of Nutrisystem).

(2)

Amount shown is due to the adoption of ASC 842 and one new finance lease for $1.8 million entered into during the year ended December 31, 2019. In addition to such lease, amount shown reflects balance as of January 1, 2019 for the Healthcare segment. The Nutrition segment does not maintain any finance leases.

As of December 31, 2018, future minimum lease payments, net of total cash receipts from subleases of $23.7 million, under all non-cancelable operating leases for each of the next five years and thereafter were as follows.  As of December 31, 2018, future minimum lease payments under capital leases were not material.

(In thousands)	Operating
Year ending December 31,	Leases
2019	$4,022
2020	2,040
2021	910
2022	827
2023	136
2024 and thereafter	—
Total minimum lease payments	$7,935

11.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Term Loan A	$288,750	$—
Term Loan B	786,250	—
Delayed draw term loan	—	25,000
Revolving credit facility	19,850	5,450
Capital lease obligations and other (1)	—	196
	1,094,850	30,646
Less: deferred loan costs and original issue discount ("OID")	(46,723)	—
Total debt	1,048,127	30,646
Less: current portion	—	(57)
Long-term debt	$1,048,127	$30,589

(1)

Prior to the adoption of ASC 842 on January 1, 2019, our capital leases were recorded as part of debt.  Beginning on January 1, 2019, they are classified as financing leases under ASC 842 and are recorded as part of lease liabilities.

Credit Facility

In connection with the consummation of the Merger, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, (“Credit Suisse”), as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, (“SunTrust”), as revolving facility agent and swing line lender. The Credit Agreement replaced our prior Revolving Credit and Term Loan Agreement, dated April 21, 2017 (the “Prior Credit Agreement”), with a group of lenders and SunTrust, as administrative agent. The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full.  We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through December 31, 2019, we made payments of $105.0 million on the Term Loans, which included prepayments of all amounts due through December 31, 2020.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio. In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As of December 31, 2019, these interest rate swap agreements had current notional amounts totaling $800.0 million. For the year ended December 31, 2019, our effective interest rates for Term Loan A and Term Loan B were 5.45% and 6.26%, respectively.

The Credit Agreement also provides for annual commitment fees ranging between 0.250% and 0.500% of the unused commitments under the Revolving Credit Facility, depending on our total net leverage ratio, and annual letter of credit fees on the daily outstanding availability under outstanding letters of credit at the applicable LIBOR margin for the Revolving Credit Facility, depending on our total net leverage ratio. During the year ended December 31, 2019, we incurred total such commitment fees of $0.5 million.

Extensions of credit under the Credit Agreement are secured by guarantees from substantially all of the Company’s active material domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement. Our failure to comply with such covenant could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on us and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Credit Agreement for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2020	$—
2021	59,725
2022	59,900
2023	59,900
2024	228,500
2025 and thereafter	686,825
Total	$1,094,850

Warrants

In July 2013, we sold separate privately negotiated warrants (the “Warrants”) initially relating, in the aggregate, to approximately 7.7 million shares of our common stock. The Warrants are call options with an initial strike price of approximately $25.95 per share.  Beginning on October 1, 2018, the Warrants were subject to automatic exercise on a pro rata basis each trading day continuing for a period of 160 trading days (i.e., approximately 48,000 warrants were subject to automatic exercise on each trading day), which ended in May 2019.  Therefore, as of December 31, 2019, there are no remaining Warrants outstanding.  The Warrants were net share settled by our issuing a number of shares of our common stock per Warrant with a value corresponding to the excess of the market price per share of our common stock (as measured on each warrant exercise date under the terms of the Warrants) over the applicable strike price of the Warrants. If such market price per share was less than the applicable strike price of the Warrants on any given exercise date, then the warrants subject to automatic exercise on such exercise date were not exercised but instead expired.  The Warrants met the definition of derivatives under the guidance in ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”); however, because these instruments were determined to be indexed to our own stock and met the criteria for equity classification under ASC Topic 815, the Warrants were accounted for as an adjustment to our additional paid-in-capital.  During the year ended December 31, 2019, we did not issue any shares of common stock related to the automatic exercise of the Warrants due to the market price per share of our common stock being less than the applicable strike price of the Warrants on each exercise date during such time period.

When the market value per share of our common stock exceeded the strike price of the Warrants, the Warrants had a dilutive effect on net income per share, and the "treasury stock" method was used in calculating the dilutive effect on earnings per share.  See Note 16 for additional information on such dilutive effect.

12.	Commitments and Contingencies

Weiner Lawsuit, Consolidated Derivative Lawsuit and Witmer Lawsuit

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s common stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.   The Court denied the Company’s Motion to Dismiss on March 18, 2019 and the Company’s Motion to Reconsider on May 22, 2019. On January 29, 2020, the Court granted lead plaintiff’s motion to certify the class. The case is currently set for trial on May 18, 2021.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  The appeal is still pending.

On March 25, 2019, Colleen Witmer, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the Chancery Court for Davidson County, Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, chief legal and administrative officer, certain current directors, and two former directors of the Company, as defendants. The complaint asserted claims for breach of fiduciary duty and unjust enrichment, largely tracking allegations in the Consolidated Derivative Lawsuit.  The complaint further alleged that certain defendants engaged in insider trading.  The plaintiff sought monetary damages on behalf of the Company, restitution, certain corporate governance and internal procedural reforms, and other equitable relief. With the agreement of the parties, the Tennessee Supreme Court transferred the case to the Business Court Pilot Project. On June 4, 2019, the Company, as nominal defendant, filed a motion to dismiss or stay the case pending resolution of the Consolidated Derivative Lawsuit.  On October 24, 2019, the plaintiff dismissed the case without prejudice.  In December of 2019, the Company received a letter from plaintiff demanding under Del. Ct. Ch. R. 23.1 that the Board undertake an independent internal investigation of current and former management regarding alleged breaches of fiduciary duty in connection with the claims asserted in the previously dismissed Witmer case and further commence a civil action on behalf of the Company to recover damages against such persons.

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

Strougo Lawsuit

On February 19, 2020, the Company issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2019, which disclosed, among other things, that the Company incurred a non-cash impairment charge of $377.1 million.  The market price of the Company’s shares of common stock dropped on the following day. On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's common stock between March 8, 2019 and February 19, 2020 (the "Strougo Lawsuit").  The Strougo Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief financial officer and former chief executive officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the acquisition of Nutrisystem.  The complaint seeks monetary damages on behalf of the purported class.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against this complaint.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain assets at fair value on a nonrecurring basis in the fourth quarter of each year, including the following:

•	reporting units measured at fair value as part of a goodwill impairment test; and
•	indefinite-lived intangible assets measured at fair value for impairment assessment.

Each of these assets above is classified as Level 3 within the fair value hierarchy.

The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.  During the fourth quarter of 2019, we reviewed goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). We have two reporting units: Healthcare and Nutrition.

We estimated the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconciled the aggregate fair value of our reporting units to our consolidated market capitalization. Estimating fair value requires significant judgments, including management’s estimate of future cash flows of each reporting unit (which is dependent on internal forecasts of projected income), estimation of the long-term growth rates of future revenues for our reporting units, the terminal growth rate of revenue, the tax rate, and determination of our weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approaches. Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.

During the fourth quarter of 2019, the Nutrition reporting unit fell short of its expected operating results, primarily due to lower revenue and margins in the direct to consumer business attributed to fewer customer starts and heavier promotional pricing than expected. As compared to our internal multi-year operating forecast, these trends continued into January and February 2020, the start of diet season. In the weight loss industry, revenue is typically greatest in the first calendar quarter, and a shortfall in expected results in the first quarter can often result in lower performance for the remainder of the year. In addition, we determined in January 2020 that our forecasted revenues from QVC were expected to decline in 2020 primarily due to a reduction in orders for, and the promotion of, our products.  As a result of all of the above factors, we reduced our multi-year operating forecast for the Nutrition reporting unit and established lower expectations of future operating results.  We performed a quantitative impairment analysis as described above and determined the carrying value of goodwill for the Nutrition reporting unit was impaired.  As a result, we recorded a $137.1 million goodwill impairment loss related to goodwill assigned to the Nutrition reporting unit.  None of the impaired goodwill is deductible for tax purposes, and there is no cash tax benefit related to the impairment.  For the Healthcare reporting unit, because the fair value of the reporting unit exceeded its carrying amount, we determined that the carrying value of goodwill was not impaired.

Also during the fourth quarter of 2019, we estimated the fair value of indefinite-lived intangible assets, which consisted of two tradenames (the Nutrisystem tradename and the SilverSneakers tradename), using the relief-from-royalty method, which required significant assumptions such as the long-term growth rate of future revenues, the royalty rate for such revenue, and a discount rate. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradenames.

Based on the revised long-range revenue forecast for the Nutrition reporting unit, we determined the carrying value of the Nutrisystem tradename in our Nutrition segment was impaired. As a result, we recorded a $240.0 million impairment loss related to the Nutrisystem tradename. None of this impairment loss is deductible for tax purposes, and there is no cash tax benefit related to the impairment.  However, based on our impairment assessment of the SilverSneakers tradename, we determined that the carrying value of the tradename was not impaired as of the measurement date.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis at December 31, 2019.  There were no assets and liabilities measured at fair value on a recurring basis at December 31, 2018.

(In thousands)
December 31, 2019	Level 2

Liabilities:
Interest rate swap agreements	$16,238

The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at December 31, 2019 was as follows:

Cash and cash equivalents – The carrying amount of $2.5 million approximates fair value because of the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 9), are determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on the last quoted price of the Term Loans through December 31, 2019. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated net fair value and net carrying amount of outstanding borrowings under the Term Loans at December 31, 2019 were $1,030 million and $1,028 million, respectively.  The estimated fair value and carrying amount of outstanding borrowings under the Revolving Credit Facility at December 31, 2019 were $19.4 million and $19.9 million, respectively.
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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at December 31, 2019, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 11).  As of December 31, 2019, these interest rate swap agreements had current notional amounts totaling $800.0 million.

We record derivatives that are designated and qualify as cash flow hedges at estimated fair value in the consolidated balance sheet, with the related gains and losses recorded in accumulated other comprehensive income or loss ("accumulated OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of December 31, 2019, we expect to reclassify $5.0 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at December 31, 2019 and 2018 were as follows:

(In thousands)	December 31, 2019	December 31, 2018
Liabilities:
Derivatives designated as hedging instruments:
Current portion of long-term liabilities	$4,947	$—
Other long-term liabilities	11,291	—
	$16,238	$—

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of December 31, 2019 and 2018:

(In thousands)	For the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2019	December 31, 2018
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$16,930	—
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(692)	—

15.	Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support (the "2019 Restructuring Plan"). As of and for the year ended December 31, 2019, we have incurred cumulative restructuring charges of $7.0 million related to the 2019 Restructuring Plan, of which $1.9 million related to the Healthcare segment and $5.1 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings in 2020 of approximately $17.5 million, with $5.9 million relating to the Healthcare segment and $11.6 million relating to the Nutrition segment.

The following table shows the activity in accrued restructuring and related charges for the year ended December 31, 2019 related to the 2019 Restructuring Plan:

(In thousands)	Severance and Other Employee-Related Costs
Accrued restructuring and related charges liability as of January 1, 2019	$—
Restructuring charges	5,476
Payments	(2,453)
Accrued restructuring and related charges liability as of December 31, 2019	$3,023

16.	Earnings (Loss) Per Share

Beginning in March 2019, we use the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of common stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of common stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of common stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses.  The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2019, 2018, and 2017:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2019	2018	2017
Income (loss) from continuing operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$(286,821)	$97,902	$61,230
Net income from discontinued operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	—	901	2,485
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$(286,821)	$98,803	$63,715

Denominator:
Shares used for basic income (loss) per share	46,509	40,078	39,357
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	—	264	436
Restricted stock units	—	299	549
Warrants related to Cash Convertible Notes	—	2,013	1,709
Market stock units	—	419	496
Shares used for diluted income (loss) per share (1)	46,509	43,073	42,547

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$(6.17)	$2.44	$1.56
Discontinued operations	$—	$0.02	$0.06
Net income (loss) (2)	$(6.17)	$2.47	$1.62

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted: (1)
Continuing operations	$(6.17)	$2.27	$1.44
Discontinued operations	$—	$0.02	$0.06
Net income (loss)	$(6.17)	$2.29	$1.50

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	159	56	4
Restricted stock units	681	36	12
Restricted stock awards	102	—	—
Performance-based stock units	15	—	—

(1)	The impact of potentially dilutive securities for the year ended December 31, 2019 was not considered because the impact would be anti-dilutive.
(2)	Figures may not add due to rounding.

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these market stock units were excluded from the calculations of diluted earnings per share for all periods presented because the performance criteria had not been met as of the end of the reporting periods.
17.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the year ended December 31, 2019. There were no changes in accumulated OCI for the year ended December 31, 2018.

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2019	$—
Other comprehensive income (loss) before reclassifications, net of tax of $4,324	(12,606)
Amounts reclassified from accumulated OCI, net of tax of $177	515
Accumulated OCI, net of tax, as of December 31, 2019	$(12,091)

The following table presents details about reclassifications out of accumulated OCI for the year ended December 31, 2019:

(In thousands)	Year Ended December 31, 2019	Statement of Operations Classification
Interest rate swaps	$692	Interest expense
	(177)	Income tax
	$515	Net of tax

18.	Segment Disclosures and Concentrations of Risk

Background and Basis of Organization

Following the acquisition of Nutrisystem in March 2019, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment derives its revenues from SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  The Nutrition segment provides weight management products and services and derives its revenues from Nutrisystem and South Beach Diet products. Prior to the acquisition of Nutrisystem, we had one reportable segment.

Segment Revenues, Profit or Loss, and Assets

Our chief operating decision maker evaluates performance and allocates resources based on each segment’s EBITDA excluding acquisition and integration costs and restructuring and related charges.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no intersegment revenues or costs.  Transactions between the segments consist of payments made by one segment on behalf of the other segment, which are recorded as current assets and eliminated in consolidation.  The following table presents information about reported segment revenues, profit or loss, and assets, as well as a reconciliation of each such amount to consolidated totals:

(In thousands)
	Year Ended December 31, 2019
	Healthcare	Nutrition	Total Segments

Revenues	$633,066	$498,091	$1,131,157	(1)

Consolidated income (loss) before income taxes			$(326,409)

Acquisition and integration costs			37,068
Impairment loss			377,100
Restructuring and related charges			7,024
Interest expense			76,566
Depreciation and amortization			50,775
Adjusted EBITDA	$142,561	$79,563	$222,124

Total assets as of December 31, 2019	$526,013	$1,099,892	$1,625,905	(1)

Share-based employee compensation expense	$5,602	$13,230	18,832	(1)
Expenditures for long-lived assets	14,545	10,168	24,713	(1)

(1)	The figure for total segments equals the consolidated figure for each such item.

Geographic Information

Approximately 99.8% of our consolidated revenue from external customers was generated in the United States for the year ended December 31, 2019, and 100% of such revenue was generated in the United States for the years ended December 31, 2018 and 2017.

Major Customers

During 2019, we had one customer in our Healthcare segment that comprised approximately 13% of our consolidated revenues for 2019. No other customer accounted for 10% or more of our consolidated revenues in

2019. In addition, at December 31, 2019, we had two customers that each accounted for 10% or more of our consolidated accounts receivable, net and individually comprised approximately 16% and 31% of our consolidated accounts receivable, net at December 31, 2019.

During 2018, we had three customers that each accounted for 10% or more of our consolidated revenues and individually comprised approximately 20.0%, 14.6%, and 10.0%, respectively, of our revenues for 2018.  No other customer accounted for 10% or more of our consolidated revenues in 2018. In addition, at December 31, 2018, we had two customers that each accounted for 10% or more or our consolidated accounts receivable, net and individually comprised approximately 26% and 13% of our consolidated accounts receivable, net at December 31, 2018.

Dependence on Suppliers

In 2019, approximately 12% of inventory purchases in the Nutrition segment were from a single supplier. In the Nutrition segment, we outsource 100% of our fulfillment operations to a third-party provider. Additionally, approximately 97.5% of our direct to consumer orders are shipped by one third-party provider and approximately 91.2% of our orders for the retail programs are shipped by another third-party provider.

19.	Quarterly Financial Information (unaudited)

(In thousands, except per share data)

Year Ended December 31, 2019	First	Second	Third	Fourth (1)
Revenues	$214,094	$340,377	$303,897	$272,789
Gross margin	71,748	138,255	117,387	81,802
Income (loss) before income taxes	9,582	26,252	18,593	(380,837)
Net income (loss)	4,214	18,137	13,920	(323,092)

Earnings (loss) per share (2)
Basic	$0.10	$0.38	$0.29	$(6.69)
Diluted	$0.10	$0.37	$0.29	$(6.69)

(In thousands, except per share data)

Year Ended December 31, 2018	First	Second	Third	Fourth (4)
Revenues	$149,930	$151,865	$151,467	$153,037
Gross margin	43,559	46,454	46,718	47,126
Income before income taxes	28,493	30,352	34,386	31,717
Income from continuing operations	21,336	22,683	25,357	28,526
Income from discontinued operations, net of income tax	—	901	—	—
Net income	21,336	23,584	25,357	28,526

Earnings per share – basic:
Continuing operations (2)	$0.54	$0.57	$0.63	$0.70
Discontinued operations (2)	$—	$0.02	$—	$—
Net income (2) (3)	$0.54	$0.59	$0.63	$0.70

Earnings per share – diluted:
Continuing operations (2)	$0.49	$0.52	$0.59	$0.67
Discontinued operations (2)	$—	$0.02	$—	$—
Net income (2) (3)	$0.49	$0.54	$0.59	$0.67

(1)

 During the fourth quarter of 2019, we recorded an impairment loss of $377.1 million related to the Nutrisystem tradename and the goodwill allocated to the Nutrition segment.  In addition, we incurred acquisition, integration, and project costs totaling $5.8 million, which were primarily recorded to selling, general, and administrative expenses (see Note 18 for full year amounts).  Also in the fourth quarter of 2019, we recorded a purchase accounting measurement period adjustment to finalize estimates related to the customer list intangible asset recorded in connection with the acquisition of Nutrisystem.  The finalization of the estimate resulted in incremental amortization expense during the fourth quarter of 2019 of $17.4 million. Our effective tax rate for the fourth quarter of 2019 was a benefit of 15.2%, which was less than our statutory tax benefit rate and represents a decrease compared to the first three quarters of 2019.  This decrease is primarily due to the nondeductible goodwill impairment loss of $137.1 million recorded in the fourth quarter. Finally, the impact of potentially dilutive securities for the three months ended December 31, 2019 was not considered because the impact would be anti-dilutive.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2019.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.

As permitted by SEC guidance, the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 excluded Nutrisystem, Inc., which we acquired in a business combination during 2019. This acquired business comprised 44% of our consolidated net revenues for fiscal 2019 and 7% of our consolidated total assets at December 31, 2019.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2019, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this report, under the caption "Information about our Executive Officers."

Item 11. Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2019, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	1,246	$17.85	2,721
Equity compensation plans not approved by stockholders	—	—	—
Total	1,246	$17.85	2,721

(1)

Represents 319,000 stock options, 127,000 restricted stock awards, 393,000 restricted stock units, and 407,000 performance-based stock units outstanding under the Company’s Amended and Restated 2014 Stock Incentive Plan.

(2)

The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested restricted stock awards, restricted stock units and performance-based stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 3.7 years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on May 21, 2020 and is incorporated herein by reference.

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

3.4	Second Amended and Restated Bylaws of the Company

3.5	Amendment No. 1 to Second Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 25, 2020, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2	Description of Securities

10.1

Office Lease dated as of May 4, 2006 between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 5, 2006, File No. 000-19364]

10.2

Credit and Guaranty Agreement, dated March  8, 2019, by and among Tivity Health, certain subsidiaries of Tivity Health, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch and SunTrust Bank [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 8, 2019, File No. 000-19364]

10.3

Cooperation Agreement among the Company, Altaris Capital, L.P., Altaris Partners, LLC, George Aitken-Davies and Daniel Tully, dated August 7, 2019 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2019, File No. 000-19364]

10.4

Amendment to Cooperation Agreement among the Company, Altaris Capital, L.P., Altaris Partners, LLC, George Aitken-Davies and Daniel Tully, dated August 7, 2019 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2020, File No. 000-19364]

10.5

Exhibit 10.5 – Cooperation Agreement by and between the Company and HG Vora Capital Management, LLC, dated February 25, 2020 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2020, File No. 000-19364]

Management Contracts and Compensatory Plans

10.6

Employment Agreement dated July 29, 2012 between the Company and Mary Flipse [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2012, File No. 000-19364]

10.7	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.8	2007 Stock Incentive Plan, as amended [incorporated by reference to Exhibit 10.16 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.9

Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.24 to Form 10-K of the Company's fiscal year ended August 31, 2007, File No. 000-19364]

10.10

Form of Non-Qualified Stock Option Agreement (for Directors) under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2010, File No. 000-19364]

10.11

Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended March 31, 2012, File No. 000-19364]

10.12

Form of Non-Qualified Stock Option Agreement under the Company's 2007 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company's fiscal year ended December 31, 2012, File No. 000-19364]

10.13

Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.14

Form of Restricted Stock Unit Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.15

Form of Non-Qualified Stock Option Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.16

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.9 to Form 10-Q of the Company's fiscal quarter ended June 30, 2014, File No. 000-19364]

10.17

Form of Restricted Stock Unit Award Agreement (for Executive Officers) for November 1, 2016 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.46 to Form 10-K of the Company's fiscal year ended December 31, 2016, File No. 000-19364]

10.18

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.19

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2016, File No. 000-19364]

10.20

Form of Restricted Stock Unit Award Agreement (for Executive Officers) One-Year Cliff Vesting under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2015, File No. 000-19364]

10.21

Tivity Health, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration No. 333-204313]

10.22

Form of Restricted Stock Unit Award Agreement (for Executive Officers) for July 1, 2015 under the Company's Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2015, File No. 000-19364]

10.23

Form of Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 28, 2015, File No. 000-19364]

10.24

Revised Form of Restricted Stock Unit Award Agreement (for Executive Officers and Other Senior Officers) for September 24, 2015 [incorporated by reference to Exhibit 10.73 to Form 10-K of the Company's fiscal year ended December 31, 2015, File No. 000-19364]

10.25	Form of Director Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2016, File No. 000-19364]

10.26

Employment Agreement, dated May 22, 2017, between Tivity Health, Inc. and Adam C. Holland [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2017, File No. 000-19364]

10.27

Form of Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2018, File No. 000-19364]

10.28

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2018, File No. 000-19364]

10.29

Offer of Employment Letter between the Company and Ryan Wagers dated as of September 14, 2018 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2018, File No. 000-19364]

10.30

Amended and Restated Employment Agreement, dated March 18, 2019, between Tivity Health, Inc. and Donato Tramuto [incorporated herein by reference to Exhibit 10.1 to Tivity Health’s Current Report on Form 8-K, filed March 18, 2019, File No. 000-19364]

10.31

Offer of Employment Letter, dated August 25, 2016, by and between Tivity Health and Steve Janicak [incorporated herein by reference to Exhibit 10.10 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.32

Change of Control Agreement, dated September 13, 2016, by and between the Company and Steve Janicak [incorporated herein by reference to Exhibit 10.1 to Form 10-Q of the Company's fiscal quarter ended September 30, 2019, File No. 000-19364]

10.33

Employment Agreement, dated March 8, 2019, by and between Tivity Health and Keira Krausz [incorporated herein by reference to Exhibit 10.11 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.34

Form of Nondisclosure and Noncompete Agreement for Ms. Krausz (included in Exhibit 10.33) [incorporated herein by reference to Exhibit 10.12 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.35

Form of Amended and Restated 2014 Stock Incentive Plan Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.33) [incorporated herein by reference to Exhibit 10.13 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.36

Form of Nutrisystem Stock Incentive Plan Restricted Stock Award Agreement for Ms. Krausz (included in Exhibit 10.33) [incorporated herein by reference to Exhibit 10.14 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.37

Form of Nutrisystem Stock Incentive Plan 2016 Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.33) [incorporated herein by reference to Exhibit 10.15 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.38

Form of Nutrisystem Stock Incentive Plan 2017 Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.33) [incorporated herein by reference to Exhibit 10.16 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.39

Form of Nutrisystem Stock Incentive Plan 2018 Restricted Stock Unit Award Agreement for Ms. Krausz (included in Exhibit 10.33) [incorporated herein by reference to Exhibit 10.17 to Form 10-Q of the Company's fiscal quarter ended March 31, 2019, File No. 000-19364]

10.40	Nutrisystem Stock Incentive Plan [incorporated herein by reference to Exhibit 99.1 to Tivity Health’s Registration Statement on Form S-8, filed March 8, 2019, File No. 333-230173]

10.41

Form of 2019 Performance Stock Unit Award Agreement under the Company’s Nutrisystem Stock Incentive Plan [incorporated herein by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.42

Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Nutrisystem Stock Incentive Plan [incorporated herein by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.43

Tivity Health, Inc. Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 12, 2019, File No. 000-19364]

10.44

Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.45

Form of 2019 Performance Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.46

Form of 2019 Integration Bonus Performance Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.6 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.47

Employment Agreement, dated March 8, 2019, by and between Tivity Health and Dawn Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.48	Form of Nondisclosure and Noncompete Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.49

Form of Amended and Restated 2014 Stock Incentive Plan Restricted Stock Unit Award Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.50

Form of Amended and Restated 2014 Stock Incentive Plan Performance Stock Unit Award Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.51

Form of Nutrisystem Stock Incentive Plan Restricted Stock Award Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.52

Form of Nutrisystem Stock Incentive Plan 2016 Restricted Stock Unit Award Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.53

Form of Nutrisystem Stock Incentive Plan 2017 Restricted Stock Unit Award Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

10.54

Form of Nutrisystem Stock Incentive Plan 2018 Restricted Stock Unit Award Agreement for Ms. Zier [incorporated herein by reference to Exhibit 10.2 to Tivity Health’s Current Report on Form 8-K, filed March 8, 2019, File No. 000-19364]

21	Subsidiary List

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Robert J. Greczyn, Jr., Interim Chief Executive Officer

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

32

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert J. Greczyn, Jr., Interim Chief Executive Officer, and Adam Holland, Chief Financial Officer

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101 hereto).

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVITY HEALTH, INC.

February 27, 2020	By:	/s/ Robert J. Greczyn, Jr.
Robert J. Greczyn, Jr. Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Greczyn, Jr.	Interim Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Robert J. Greczyn, Jr.

/s/ Adam C. Holland	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Adam C. Holland

/s/ Ryan Wagers	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Ryan Wagers

/s/ Kevin G. Wills	Chairman of the Board and Director	February 27, 2020
Kevin G. Wills

/s/ Sara J. Finley	Director	February 27, 2020
Sara J. Finley

/s/ Peter A. Hudson, M.D.	Director	February 27, 2020
Peter A, Hudson, M.D.

/s/ Beth M. Jacob	Director	February 27, 2020
Beth M. Jacob

/s/ Bradley S. Karro	Director	February 27, 2020
Bradley S. Karro

/s/ Paul H. Keckley	Director	February 27, 2020
Paul H. Keckley, Ph.D.

/s/ Benjamin A. Kirshner.	Director	February 27, 2020
Benjamin A. Kirshner

/s/ Lee A. Shapiro	Director	February 27, 2020
Lee A. Shapiro

/s/ Daniel G. Tully	Director	February 27, 2020
Daniel G. Tully