Form 10-Q
period 2020-03-31
TIVITY HEALTH, INC.
filed 2020-05-08
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 6, 2020, there were outstanding 48,486,058 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$83,034	$2,486
Accounts receivable, net	80,931	97,596
Inventories	32,350	36,407
Prepaid expenses	12,774	18,255
Other current assets	8,195	6,993
Total current assets	217,284	161,737

Property and equipment, net of accumulated depreciation of $47,960 and $42,510 respectively	53,006	52,909
Right-of-use assets, operating leases	38,433	41,518
Right-of-use assets, finance leases	1,518	1,680
Intangible assets, net	600,613	689,686
Goodwill, net	535,135	654,635
Other assets	22,294	23,740
Total assets	$1,468,283	$1,625,905

Current liabilities:
Accounts payable	$62,931	$46,480
Accrued salaries and benefits	7,585	13,071
Accrued liabilities	62,352	56,068
Deferred revenue	15,284	12,037
Current portion of operating lease liabilities	12,928	13,131
Current portion of finance lease liabilities	634	624
Current portion of other long-term liabilities	14,317	4,947
Total current liabilities	176,031	146,358

Long-term debt	1,087,599	1,048,127
Long-term operating lease liabilities	26,923	30,321
Long-term finance lease liabilities	917	1,080
Long-term deferred tax liability	138,014	160,846
Other long-term liabilities	31,175	12,263

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 48,444,821 and 48,156,786 shares outstanding, respectively	48	48
Additional paid-in capital	503,049	504,419
Accumulated deficit	(435,371)	(237,284)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(31,920)	(12,091)
Total stockholders' equity	7,624	226,910
Total liabilities and stockholders' equity	$1,468,283	$1,625,905

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Services	$159,692	$156,527
Products	177,963	57,567
Total revenues	337,655	214,094

Cost of revenue:
Services (exclusive of depreciation of $1,831 and $382, respectively, included below)	115,148	113,842
Products (exclusive of depreciation and amortization of $10,671 and $1,626, respectively, included below)	84,009	26,496
Total cost of revenue	199,157	140,338

Marketing expenses	87,072	24,149
Selling, general and administrative expenses	28,009	27,186
Depreciation and amortization	14,763	3,582
Impairment loss	199,500	—
Restructuring and related charges	742	1,591
Operating income	(191,588)	17,248

Interest expense	21,664	7,666
Income (loss) before income taxes	(213,252)	9,582

Income tax expense (benefit)	(15,146)	5,368
Net income (loss)	(198,106)	4,214

Earnings (loss) per share:
Basic	$(4.08)	$0.10
Diluted (1)	$(4.08)	$0.10

Comprehensive income (loss)	$(217,935)	$4,214

Weighted average common shares and equivalents:
Basic	48,613	42,745
Diluted (1)	48,613	43,183

(1)	The impact of potentially dilutive securities for the three months ended March 31, 2020 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(198,106)	$4,214
Net change in fair value of interest rate swaps, net of income tax benefit of $6,802	(19,829)	—
Comprehensive income (loss)	$(217,935)	$4,214

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001
Comprehensive income	—	—	—	4,214	—	—	4,214
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation replacement awards related to Merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	—	234	—	—	—	234
Tax withholding for share-based compensation	—	—	(342)	—	—	—	(342)
Share-based employee compensation expense	—	—	2,359	—	—	—	2,359
Other	—	—	(129)	(118)	—	—	(247)
Balance, March 31, 2019	$—	$47	$491,548	$53,751	$(28,182)	$—	$517,164

Balance, December 31, 2019	$—	$48	$504,419	$(237,284)	$(28,182)	$(12,091)	$226,910
Comprehensive income (loss)	—	—	—	(198,106)	—	(19,829)	(217,935)
Exercise of stock options	—	—	601	—	—	—	601
Tax withholding for share-based compensation	—	—	(2,795)	—	—	—	(2,795)
Share-based employee compensation expense	—	—	824	—	—	—	824
Other	—	—	—	19	—	—	19
Balance, March 31, 2020	$—	$48	$503,049	$(435,371)	$(28,182)	$(31,920)	$7,624

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(198,106)	$4,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,763	3,582
Amortization and write-off of deferred loan costs	1,212	900
Amortization of debt discount	1,095	389
Share-based employee compensation expense	824	2,359
Impairment of goodwill and intangible assets	199,500	—
Deferred income taxes	(16,031)	4,355
Decrease (increase) in accounts receivable, net	16,665	(31,123)
Decrease in inventory	4,057	6,025
Decrease in other current assets	4,746	168
Increase in accounts payable	12,612	6,555
Decrease in accrued salaries and benefits	(4,852)	(767)
Increase in other current liabilities	5,501	5,576
Increase in deferred revenue	3,247	2,309
Other	1,790	660
Net cash flows provided by operating activities	$47,023	$5,202

Cash flows from investing activities:
Acquisition of property and equipment	$(4,875)	$(3,898)
Business acquisitions, net of cash acquired	—	(1,062,818)
Net cash flows used in investing activities	$(4,875)	$(1,066,716)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$160,325	$1,274,925
Payments of long-term debt	(123,000)	(167,134)
Payments related to tax withholding for share-based compensation	(2,795)	(342)
Exercise of stock options	601	234
Deferred loan costs	—	(30,189)
Principal payments related to financing leases	(152)	(11)
Change in cash overdraft and other	3,421	902
Net cash flows provided by financing activities	$38,400	$1,078,385

Effect of exchange rate changes on cash	$—	$(16)

Net increase in cash and cash equivalents	$80,548	$16,855

Cash and cash equivalents, beginning of period	$2,486	$1,933

Cash and cash equivalents, end of period	$83,034	$18,788

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Recent Developments

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health®, Inc. and its wholly-owned subsidiaries, including the results of Nutrisystem®, Inc. (“Nutrisystem”) acquired on March 8, 2019 (collectively, “Tivity Health,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.  In preparing our consolidated financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (2) the reported amounts of revenues and expenses during the reporting period.  By their nature, estimates are subject to an inherent degree of uncertainty.  Due to the significant uncertainty relating to the potential future impacts of the coronavirus pandemic on our business and the overall market, actual results could differ from those estimates, including, but not limited to, estimates of fair value of goodwill and indefinite-lived intangible assets, allowances for doubtful accounts, and valuation allowances on deferred tax assets.  Our consolidated statements of operations include results of Nutrisystem from March 8, 2019 forward.  We have reclassified certain items in prior periods to conform to current classifications.

Following the acquisition of Nutrisystem (the “Merger”), we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers® senior fitness, Prime® Fitness and WholeHealth Living®.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes the Nutrisystem® and the South Beach Diet® programs.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes.  You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China.  In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of COVID-19 intensified.  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, the United States declared a national emergency concerning the pandemic, and many state and local governments ordered all but certain essential businesses closed and imposed stay-at-home orders and social distancing guidelines for individuals to contain and combat the outbreak and spread of COVID-19, resulting in significantly reduced demand for many businesses that have continued in operation.  Our operations and financial results have been significantly impacted by the pandemic, and we have taken a number of actions in response, including the following:

•

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on the results of operations in our Healthcare segment for the first quarter of 2020 because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location.

•

COVID-19-related developments did not have a material impact on the results of operations or cash flows of our Nutrition segment for the quarter ended March 31, 2020.  While overall, we have not experienced any significant disruptions, interruptions, or increased costs related to our supply chain, inventory, or distribution channels as a result of COVID-19, we have experienced some delays in fulfilling orders for our Nutrition segment’s products due to some employees of our fulfillment provider testing positive for COVID-19.

•

While the disruption caused by the COVID-19 pandemic is currently expected to be temporary, given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75 million under our revolving credit facility as a precautionary measure to increase our cash position and maintain financial flexibility, which amount is due to be repaid in March 2024. The proceeds from the drawdown are available to be used for working capital and other general corporate purposes. As of March 31, 2020, outstanding debt under our credit agreement was $1,088 million, and we had $83.0 million of cash and cash equivalents.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.

•

We are focused on preserving our liquidity and managing our cash flow, including, but not limited to, managing our working capital, optimizing tax savings under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), curtailing capital expenditures, reducing discretionary spending, and reducing compensation costs.  In April 2020, we furloughed approximately 13% of our employees.  The Company will continue to pay healthcare insurance premiums for the furloughed employees. The Compensation Committee of the Company’s Board of Directors (the “Board”) approved a 25% reduction in base salary for the Company’s executive officers and certain other employees for the period from April 20, 2020 through August 23, 2020.  Additionally, the Board approved a 100% reduction in the annual cash retainer and annual committee retainers payable to non-management members of the Board who are standing for reelection at the 2020 Annual Meeting of Stockholders (except for Daniel G. Tully who does not receive compensation for his service on the Board) for a period of four months, beginning May 1, 2020 or as soon thereafter as reasonably practicable.  We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements.

•

As a result of the COVID-19 pandemic, in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.

2.	Recent Relevant Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”.  ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, such as a transition away from the use of LIBOR. The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level.  ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable.  For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis.  ASC 848 is effective for the Company as of January 1, 2020 and will no longer be available to apply after December 31, 2022.  In March 2020, we elected the expedient in ASC 848-50-25-2, which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform.

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. As of March 31, 2020, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted ASU 2017-04 on October 1, 2019.  As further discussed in Note 12, we recorded impairment losses related to goodwill during the fourth quarter of 2019 and the first quarter of 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires companies to measure credit losses for financial assets held at the reporting date utilizing a methodology that reflects current expected credit losses over the lifetime of such assets.  ASU 2016-13 was effective for the Company on January 1, 2020 and is generally required to be applied using the modified retrospective approach, with limited exceptions for specific instruments.  The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
3.	Revenue Recognition

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

Healthcare Segment

Our Healthcare segment earns revenue from three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with employers, commercial health plans, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with employers, commercial health plans, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three months ended March 31, 2020 from performance obligations satisfied in a prior period.

Our fees within the Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At March 31, 2020 and December 31, 2019, $0.6 million and $0.5 million, respectively, of such costs were capitalized. During the three months ended March 31, 2020 and 2019, the amortization of such capitalized costs was immaterial.

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

(In thousands)	Three Months Ended March 31,
	2020	2019
SilverSneakers	$121,606	$123,024
Prime Fitness	32,810	28,743
WholeHealth Living	5,049	4,575
Other	227	185
	$159,692	$156,527

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

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges for the three months ended March 31, 2020 and 2019 (from March 8, 2019 forward) was $6.5 million and $1.8 million, respectively.

The following table sets forth Nutrition segment revenue, from March 8, 2019 forward, disaggregated by the source of revenue:

(In thousands)	Three Months Ended March 31,
	2020	2019
Direct to consumer	$168,154	$52,654
Retail	5,448	4,304
QVC	4,187	522
Other	174	87
	$177,963	$57,567

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	March 31, 2020	December 31, 2019
Contract assets	$250	$95
Contract liabilities	$13,403	$10,911

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

Three Months Ended March 31,
(In thousands)	2020
Revenue recognized that was included in the contract liability (deferred revenue) balance on January 1, 2020	$(5,717)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue	$8,209

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
Remaining 2020	$3,875
2021	2,366
2022	966
2023	382
2024	267
2025	202
$8,058

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three months ended March 31, 2020 and 2019 (from March 8, 2019 forward) was $5.2 million and $1.4 million, respectively. At March 31, 2020 and December 31, 2019, the reserve for estimated returns incurred but not received and processed was $1.7 million and $0.8 million, respectively, and has been included in accrued liabilities in the accompanying consolidated balance sheet.

4.	Inventories

Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, our ability to introduce new products, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $1.5 million and $1.8 million at March 31, 2020 and December 31, 2019, respectively.

5.	Intangible Assets and Goodwill

The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and in the first quarter of 2020, we recorded impairment losses of $80.0 million and $119.5 million related to the Nutrisystem tradename and goodwill, respectively (see Note 12).  A reconciliation of our goodwill balance is as follows:

(In thousands)	Healthcare	Nutrition	Consolidated
Balance, January 1, 2020	$334,680	$319,955	$654,635
Impairment loss	—	(119,500)	$(119,500)
Balance, March 31, 2020	$334,680	$200,455	$535,135

At March 31, 2020 and December 31, 2019, intangible assets not subject to amortization consist of tradenames of $509.0 million and $589.0 million, respectively.

6.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities.  For the three months ended March 31, 2020 and 2019 (from March 8, 2019 forward), media expense was $77.3 million and $20.3 million, respectively.  Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At March 31, 2020 and December 31, 2019, $1.2 million and $5.0 million, respectively, of costs have been prepaid for future advertisements and promotions.

7.	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock awards, restricted stock units, and performance-based stock units.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders. Vesting terms for each of these award types generally range from one to four years.

For the three months ended March 31, 2020, we recognized total share-based compensation costs of $0.8 million, including $40,000 recorded to restructuring and related charges.  For the three months ended March 31, 2019, we recognized total share-based compensation costs of $2.4 million, including $0.1 million recorded to restructuring and related charges.  We account for forfeitures as they occur.

A summary of our stock options as of March 31, 2020 and the changes during the three months then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	319	$17.85
Granted	—	—
Exercised	(41)	14.96
Forfeited	(4)	39.57
Outstanding at March 31, 2020	274	$17.94	3.8	$—
Exercisable at March 31, 2020	243	$15.43	3.3	$—

The following table shows a summary of our restricted stock awards as of March 31, 2020, as well as activity during the three months then ended:

	Restricted Stock Awards
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	127	$19.42
Vested	(86)	19.42
Forfeited	(7)	19.42
Nonvested at March 31, 2020	34	$19.42

The following table shows a summary of our restricted stock units as of March 31, 2020, as well as activity during the three months then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	393	$21.16
Granted	438	12.76
Vested	(21)	21.01
Forfeited	(127)	20.07
Nonvested at March 31, 2020	683	$15.98

The following table shows a summary of our performance-based stock units as of March 31, 2020, as well as activity during the three months then ended:

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020 (1)	407	$20.29
Granted	4	21.49
Vested	(28)	20.31
Forfeited	(101)	20.39
Nonvested at March 31, 2020	282	$20.27

(1)	Excludes certain performance-based stock units that are no longer eligible to be earned based on fiscal 2019 performance.

8.	Income Taxes

For the three months ended March 31, 2020, we had an effective tax benefit rate of 7.1%, compared to an effective income tax rate of 56.0% for the three months ended March 31, 2019.  During the three months ended March 31, 2020, our effective tax benefit rate was lower than our statutory benefit rate primarily due to the nondeductible goodwill impairment loss of $119.5 million recorded during the quarter.  Our effective income tax rate for the three months ended March 31, 2019 was affected by two adjustments related to the acquisition of Nutrisystem in March 2019 that collectively increased our income tax expense for such period by approximately $2.7 million: (i) we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million, and (ii) we recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2016 to present.

9.  Leases

We maintain lease agreements principally for our office spaces and certain equipment. In addition, certain of our contracts, such as those with our fulfillment vendor related to our warehouse space or contracts with certain equipment vendors, contain embedded leases.  We maintain three sublease agreements with respect to two of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of one to five years, some of which include options to extend the lease for additional periods.

The following table shows the components of lease expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2020	2019
Finance lease cost:
Amortization of leased assets	$162	$12
Interest of lease liabilities	25	2
Operating lease cost	3,675	2,716
Short-term lease cost	129	33
Total lease cost before subleases	$3,991	$2,763
Sublease income	(1,401)	(1,344)
Total lease cost, net	$2,590	$1,419

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(3,066)	$(1,547)
Operating cash flow attributable to finance leases	(25)	(2)
Financing cash flow attributable to finance leases	(152)	(11)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	—	48,972
Right-of-use assets obtained in exchange for finance lease liabilities (1)	—	181

(1) No new leases were entered into during the three months ended March 31, 2019.  Amounts shown are due to the adoption of ASC 842 and reflect balances as of January 1, 2019 for the Healthcare segment and as of March 8, 2019 for the Nutrition segment (i.e., the date of our acquisition of Nutrisystem).

10.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Term Loan A	$280,000	$288,750
Term Loan B	775,000	786,250
Revolving credit facility	77,175	19,850
	1,132,175	1,094,850
Less: deferred loan costs and original issue discount	(44,576)	(46,723)
Total debt	$1,087,599	$1,048,127

Credit Facility

In connection with the consummation of the Merger, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swing line lender (“SunTrust”).  The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.  As of March 31, 2020, outstanding debt under the Credit Agreement was $1,088 million, and availability under the revolving credit facility totaled $47.3 million as calculated under the most restrictive covenant.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on

March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through March 31, 2020, we made payments of $125.0 million on the Term Loans, which included prepayments of all amounts due through March 31, 2021, excluding any Excess Cash Flow Payments that may be required, as described below.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans. We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1. Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021.  As of March 31, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 4.25.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the duration of the temporary closures of our fitness partner locations and the average participation level of our members after such locations reopen, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months; however, given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with the Net Leverage Ratio covenant.  Our failure to comply with the Net Leverage Ratio covenant would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio, which could include seeking an amendment to or waiver of the Net Leverage Ratio covenant if necessary.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As of March 31, 2020, these interest rate swap agreements had current notional amounts totaling $800.0 million.

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

11.	Commitments and Contingencies

Shareholder Lawsuits: Weiner Lawsuit, Consolidated Derivative Lawsuit, and Witmer Lawsuit

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of common stock, par value $.001 per share (“Common Stock”) dropped on that same day. In connection with the United Press Release, four lawsuits were filed against the Company. As further described below, three of the four lawsuits have been dismissed.  We are currently not able to predict the probable outcome of the remaining matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against the remaining complaint.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company’s Common Stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.   The Court denied the Company’s Motion to Dismiss on March 18, 2019 and the Company’s Motion to Reconsider on May 22, 2019. On January 29, 2020, the Court granted lead plaintiff’s motion to certify the class. The Company has appealed the Order certifying the class to the United States Court of Appeals for the Sixth Circuit.  The case is currently set for trial on May 18, 2021.

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

On March 25, 2019, Colleen Witmer, claiming to be a stockholder of the Company, filed a purported shareholder derivative action, on behalf of the Company, in the Chancery Court for Davidson County, Tennessee, naming the Company as a nominal defendant and the Company's chief executive officer, chief financial officer, a former executive who served as both chief accounting officer and interim chief financial officer, chief legal and administrative officer, certain current directors, and two former directors of the Company, as defendants. The complaint asserted claims for breach of fiduciary duty and unjust enrichment, largely tracking allegations in the Consolidated Derivative Lawsuit.  The complaint further alleged that certain defendants engaged in insider trading.  The plaintiff sought monetary damages on behalf of the Company, restitution, certain corporate governance and internal procedural reforms, and other equitable relief. With the agreement of the parties, the Tennessee Supreme Court transferred the case to the Business Court Pilot Project. On June 4, 2019, the Company, as nominal defendant, filed a motion to dismiss or stay the case pending resolution of the Consolidated Derivative Lawsuit.  On October 24, 2019, the plaintiff dismissed the case without prejudice.  In December of 2019, the Company received a letter from plaintiff demanding under Del. Ct. Ch. R. 23.1 that the Company’s Board of Directors undertake an independent internal investigation of current and former management regarding alleged breaches of fiduciary duty in connection with the claims asserted in the previously dismissed Witmer case and further commence a civil action on behalf of the Company to recover damages against such persons.

Shareholder Lawsuits: Strougo and Cobb Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased the Company's Common Stock between March 8, 2019 and February 19, 2020 (the "Strougo Lawsuit").  The Strougo Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief financial officer and former chief executive officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of the Nutrisystem business that the Company acquired on March 8, 2019.  The complaint seeks monetary damages on behalf of the purported class.  Three parties have filed a motion seeking to be appointed lead plaintiff and counsel, but the Court has not ruled on those motions.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against this complaint.

On April 9, 2020, John Cobb, claiming to be a stockholder of the Company, filed a derivative complaint in the United States District Court for the Middle District of Tennessee naming the Company as a nominal defendant and certain directors and the Company’s former chief executive officer and current chief financial officer as defendants. The complaint asserted claims for breach of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, failure of internal controls, and unjust enrichment, largely tracking the factual allegations in the Strougo lawsuit. The plaintiff seeks monetary damages on behalf of the Company, restitution, and certain corporate governance and internal procedural reforms. The defendants will seek a stay of the Cobb case pending the resolution of defendants’ anticipated motion to dismiss in the Strougo case.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against this complaint.

Trademark Lawsuit: Pacific Packaging Lawsuit

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
12.	Fair Value Measurements

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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

	Level 2
(In thousands)	March 31, 2020	December 31, 2019

Liabilities:
Interest rate swap agreements	$42,869	$16,238

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

Each of these assets above is classified as Level 3 within the fair value hierarchy.  The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company. In March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill (for each of our reporting units) and indefinite-lived intangible assets (which consist of the Nutrisystem tradename and the SilverSneakers tradename).

We estimated the fair value of each reporting unit using a combination of a discounted cash flow model and a market-based approach, and we reconciled the aggregate fair value of our reporting units to our consolidated market capitalization.  Estimating fair value requires significant judgments, including management’s estimate of future cash flows of each reporting unit (which is dependent on internal forecasts of projected income), estimation of the long-term growth rates of future revenues for our reporting units, the terminal growth rate of revenue, the tax rate, and determination of the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approaches. Changes in these estimates and assumptions could materially affect the estimate of fair value and goodwill impairment for each reporting unit.  There is significant uncertainty relating to the potential future impacts of the COVID-19 pandemic on our business and the overall market.

 Certain significant inputs used in the estimation of fair value were adversely impacted by the changing market and economic conditions discussed above, most notably the weighted average cost of capital, resulting in a lower estimated fair value for each of our reporting units.  Before we performed the impairment analysis performed during the first quarter, the estimated fair value of the Nutrition reporting unit was equal to its carrying value due to an impairment loss we recorded in the fourth quarter of 2019.  Because there was no excess of estimated fair value over carrying value (“headroom”) for the Nutrition reporting unit at the beginning of 2020, the decrease in the estimated fair value of the Nutrition reporting unit during the first quarter of 2020 resulted in an impairment of the carrying value of goodwill for the Nutrition reporting unit, and we recorded a $119.5 million goodwill impairment loss.  None of the impaired goodwill is deductible for tax purposes, and there is no cash tax benefit related to the impairment.  For the Healthcare reporting unit, the fair value of the reporting unit exceeded its carrying amount, and we determined that the carrying value of goodwill was not impaired.

Also during the first quarter of 2020, we estimated the fair value of indefinite-lived intangible assets, which consisted of two tradenames (the Nutrisystem tradename and the SilverSneakers tradename), using the relief-from-royalty method, which required significant assumptions such as the long-term growth rate of future revenues, the royalty rate for such revenue, and a discount rate. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradenames. Similar to the goodwill impairment analysis described above, the discount rate used in the estimation of fair value of the tradenames was adversely impacted by the changing market and economic conditions discussed above, resulting in a lower estimated fair value for each tradename.

Due to an impairment loss recorded in the fourth quarter of 2019 related to the Nutrisystem tradename and goodwill, the estimated fair value of the Nutrisystem tradename was equal to its carrying value at the beginning of 2020.  The decrease in the estimated fair value of the Nutrisystem tradename during the first quarter of 2020 resulted in an impairment of tradename, and we recorded a $80.0 million impairment loss related to the Nutrisystem tradename. None of this impairment loss is deductible for tax purposes, and there is no cash tax benefit related to the impairment.  Based on our impairment assessment of the SilverSneakers tradename, we determined that the carrying value of the tradename was not impaired as of the measurement date.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at March 31, 2020 was as follows:

Cash and cash equivalents – The carrying amount of $83.0 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 10), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on the last quoted price of the Term Loans through March 31, 2020. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated fair value and carrying amount of outstanding borrowings under the Term Loans at March 31, 2020 were $851.0 million and $1,010.4 million, respectively.  The estimated fair value and carrying amount of outstanding borrowings under the Revolving Credit Facility at March 31, 2020 were $59.8 million and $77.2 million, respectively.

13.	Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at March 31, 2020, we do not anticipate nonperformance by these counterparties. Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 10).  As of March 31, 2020, these interest rate swap agreements had current notional amounts totaling $800.0 million.

We record derivatives that are designated and qualify as cash flow hedges at estimated fair value in the consolidated balance sheet, with the related gains and losses recorded in accumulated other comprehensive income or loss ("accumulated OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of March 31, 2020, we expect to reclassify $14.8 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at March 31, 2020 and December 31, 2019 were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Liabilities:
Derivatives designated as hedging instruments:
Current portion of long-term liabilities	$14,317	$4,947
Other long-term liabilities	28,552	11,291
	$42,869	$16,238

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of March 31, 2020 and 2019:

(In thousands)	For the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2020	March 31, 2019
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$27,752	—
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(1,121)	—

14.Earnings (Loss) Per Share

We use the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of Common Stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of Common Stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of Common Stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses.  Following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019:

(In thousands except per share data)	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(198,106)	$4,214

Denominator:
Shares used for basic income (loss) per share	48,613	42,745
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	—	127
Restricted stock awards	—	16
Restricted stock units	—	292
Performance stock units	—	3
Shares used for diluted income (loss) per share (1)	$48,613	$43,183

Earnings (loss) per share:
Basic	$(4.08)	$0.10
Diluted (1)	$(4.08)	$0.10

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	162	80
Restricted stock units	263	56
Restricted stock awards	38	—
Performance-based stock units	33	—

(1)	The impact of potentially dilutive securities for the three months ended March 31, 2020 was not considered because the impact would be anti-dilutive.

Market stock units and performance stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

15. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2020:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $7,088	(20,664)
Amounts reclassified from accumulated OCI, net of tax of $286	835
Accumulated OCI, net of tax, as of March 31, 2020	$(31,920)

The following table presents details about reclassifications out of accumulated OCI for the three months ended March 31, 2020:

(In thousands)	Three Months Ended March 31, 2020	Statement of Operations Classification
Interest rate swaps	$1,121	Interest expense
	(286)	Income tax expense
	$835	Net of tax

See Note 13 for a further discussion of our interest rate swaps.

16. Segment Disclosures and Concentrations of Risk

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

Segment Revenues, Profit or Loss, and Assets

Our chief operating decision maker evaluates performance and allocates resources based on each segment’s EBITDA excluding acquisition and integration costs, impairment loss, and restructuring and related charges.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  There are no material intersegment revenues or costs.  Transactions between the segments primarily consist of payments made by one segment on behalf of the other segment, which are recorded as current assets and eliminated in consolidation.  The following table presents information about reported segment revenues and profit or loss, as well as a reconciliation of each such amount to consolidated totals:

(In thousands)
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Healthcare	Nutrition	Total Segments	Healthcare	Nutrition	Total Segments

Revenues	$159,692	$177,963	$337,655	$156,527	$57,567	$214,094	(1)

Consolidated income (loss) before income taxes			$(213,252)			$9,582

Acquisition and integration costs			2,791			17,052
Impairment loss			199,500			—
CEO transition costs			2,586			—
Restructuring and related charges			742			1,591
Interest expense			21,664			7,666
Depreciation and amortization			14,763			3,582
Adjusted EBITDA	$30,242	$(1,448)	$28,794	$26,129	$13,344	$39,473

(1)	The figure for total segments equals the consolidated figure for such item.

Our total assets by segment were as follows:

(In thousands)	March 31, 2020	December 31, 2019
Healthcare	$563,027	$526,013
Nutrition	905,256	1,099,892
Total assets	$1,468,283	$1,625,905

Concentrations of Risk

As of March 31, 2020, we were subject to concentration of revenue risk related to the services that we provide.  For the three months ended March 31, 2020, a significant portion (36%) of our consolidated revenues was derived from our SilverSneakers senior fitness offering, in which a meaningful amount of our fees is earned based on member visits to a fitness partner location.  Due to widespread closures of our partner locations beginning in March 2020 related to the COVID-19 pandemic, there was a significant decrease in member participation and the related revenues during March 2020, with visits decreasing sharply by the end of March.  The adverse impact to revenue was somewhat mitigated by a reduction in cost of services as our visit costs decreased in a corresponding manner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used throughout this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly-owned subsidiaries.  Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 1. “Financial Statements” of this report.

Recent Developments

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China.  In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of COVID-19 intensified.  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, the United States declared a national emergency concerning the pandemic, and many state and local governments ordered all but certain essential businesses closed and imposed stay-at-home orders and social distancing guidelines for individuals to contain and combat the outbreak and spread of COVID-19, resulting in significantly reduced demand for many businesses that have continued in operation. Our operations and financial results have been significantly impacted by the pandemic, and we have taken a number of actions in response, including the following:

•

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on the results of operations in our Healthcare segment for the first quarter of 2020 because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location.  While we are unable to predict with certainty the duration of such temporary closures, or the level of member participation when fitness partner locations reopen, we expect the results of operations and cash flows in our Healthcare segment to be materially adversely impacted during the second quarter of 2020 with potential continuing, adverse impacts beyond June 30, 2020 compared to the same periods in 2019 as well as compared to our expectations at the beginning of 2020.

•

COVID-19-related developments did not have a material impact on the results of operations or cash flows of our Nutrition segment for the quarter ended March 31, 2020.  While overall, we have not experienced any significant disruptions, interruptions, or increased costs related to our supply chain, inventory, or distribution channels as a result of COVID-19, we have experienced some delays in fulfilling orders for our Nutrition segment’s products due to some employees of our fulfillment provider testing positive for COVID-19.

•

While the disruption caused by the COVID-19 pandemic is currently expected to be temporary, given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75 million under our revolving credit facility as a precautionary measure to increase our cash position and maintain financial flexibility.  As of March 31, 2020, outstanding debt under our credit agreement was $1,088 million, and we had $83.0 million of cash and cash equivalents.

•

We are focused on preserving our liquidity and managing our cash flow, including, but not limited to, managing our working capital, optimizing tax savings under the CARES Act, curtailing capital expenditures, reducing discretionary spending, and reducing compensation costs.  In April 2020, we furloughed approximately 13% of our employees.  The Company will continue to pay healthcare insurance premiums for the furloughed employees. The Compensation Committee of the Company’s Board approved a 25% reduction in base salary for the Company’s executive officers and certain other employees for the period from April 20, 2020 through August 23, 2020.  Additionally, the Board approved a 100% reduction in the annual cash retainer and annual committee retainers payable to non-management members of the Board who are standing for reelection at the 2020 Annual Meeting of Stockholders (except for Daniel G. Tully who does not receive compensation for his service on the Board) for a period of four months, beginning May 1, 2020 or as soon thereafter as reasonably practicable.  We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations.

•

As a result of the COVID-19 pandemic, in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.

Overview

Tivity Health, Inc., founded and incorporated in Delaware in 1981, is a leading provider of healthy life-changing solutions, including SilverSneakers, Nutrisystem, Prime Fitness, Wisely WellTM, South Beach Diet®, and WholeHealth Living®.  On March 8, 2019, we completed our acquisition of Nutrisystem, Inc. (“Nutrisystem”), a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.

Following the acquisition of Nutrisystem, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers, Prime Fitness, WholeHealth Living, and Wisely Well.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes Nutrisystem and the South Beach Diet.

On May 6, 2020, we announced that the Board has decided to explore strategic alternatives with respect to our Nutrition business unit, including a possible transaction.  We can give no assurance as to whether we will be able to identify any strategic alternatives that are likely to increase value to our stockholders.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•

impacts from the COVID-19 pandemic (including the response of governmental authorities to combat and contain the pandemic and the closure of fitness centers in our national network) on our business, operations or liquidity;

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

•

the risks associated with changes in macroeconomic conditions (including the impacts of any recession resulting from the COVID-19 pandemic), widespread epidemics, pandemics (such as the current COVID-19 pandemic) or other outbreaks of disease, geopolitical turmoil, and the continuing threat of domestic or international terrorism;

•	our ability to collect accounts receivable from our customers and amounts due under our sublease agreements;

•	the market’s acceptance of our new products and services;

•

our ability to develop and implement effective strategies and to anticipate and respond to strategic changes, opportunities, and emerging trends in our industry and/or business, as well as to accurately forecast the related impact on our revenues and earnings;

•

the risk that our exploration of strategic alternatives for our Nutrition business unit will be unsuccessful in identifying or consummating any strategic alternative that yields additional value for our stockholders, or that such exploration adversely affects the Nutrition business unit or the Company as a whole;

•

the risk that we are unable to achieve the strategic benefits, synergies and growth opportunities that were anticipated in connection with the acquisition of Nutrisystem, either in a timely manner or at all;

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

•

the risks associated with changes to traditional office-centered business processes and/or conducting operations out of the office in a work-from-home or remote model during adverse situations (e.g., during a crisis, disaster, or pandemic), which may negatively impact productivity and cause other disruptions to our business;

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

•

our ability and/or the ability of our Healthcare segment customers to enroll participants and to accurately forecast their level of enrollment and participation in our programs in a manner and within the timeframe we anticipate;

•

our ability to sign, renew and/or maintain contracts with our Healthcare segment customers and/or our fitness partner locations under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	the ability of our Healthcare segment health plan customers to maintain the number of covered lives enrolled in those health plans during the terms of our agreements;

•	our ability to add and/or retain paid subscribers in our Prime Fitness program;

•

the impact of severe or adverse weather conditions, the current COVID-19 pandemic, and the potential emergence of additional health pandemics or infectious disease outbreaks on member participation in our Healthcare segment programs;

•	the impact of healthcare reform on our business;

•	the effectiveness of our marketing and advertising programs;

•	loss of, or disruption in the business of, any of our food suppliers or our fulfillment provider, or disruptions in the shipping of our food products for our Nutrition segment;

•	the impact of claims that our Nutrition segment personnel are unqualified to provide proper weight loss advice;

•	the impact of health- or advertising-related claims by our Nutrition segment customers;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	loss of any of our Nutrition segment third-party retailer agreements and any obligations associated with such loss;

•	our ability to continue to develop innovative weight loss programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the impact of claims from our Nutrition segment competitors regarding advertising or other marketing practices;

•	our ability to develop and commercially introduce new products and services;

•	our ability to receive referrals for sales of our programs in the Nutrition segment from existing Nutrition segment customers, a decline in which could adversely impact our customer acquisition costs;

•	failure to attract spokespersons or negative publicity with respect to any of our spokespersons;

•	our ability to anticipate change and respond to emerging trends for customer preferences and the impact of the same on demand for our services and products;

•	the seasonality of the business of our Nutrition segment, particularly with respect to diet season;

•	negative publicity with respect to the weight loss industry;

•	the impact of increased governmental regulation on our Nutrition segment;

•	a significant portion of our Nutrition segment revenue depends on our ability to sustain subscriptions of our Nutrition segment’s programs, and cancellations could impact our future operating results;

•	claims arising from the sale of ingested products; and
•	other risks detailed in this report and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Business Strategy

Tivity Health’s integrated portfolio of healthy life-changing solutions supports overall health and wellness programs, which we believe are critical to our health plan and employer-based customers.  On May 6, 2020, we announced that the Board has decided to explore strategic alternatives with regard to our Nutrition business unit, including a possible transaction. We can give no assurance as to whether we will be able to identify any strategic alternatives that are likely to increase value to our stockholders.  In the event that we determine to pursue a sale of the Nutrition business unit, we may be unable to secure a buyer or, if we do so, such sale transaction may not be at a price that is favorable to us. Speculation regarding any developments related to the review of strategic alternatives for our Nutrition business unit and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.  We have not set a specific timetable for the conclusion of this process.  Notwithstanding the exploration of strategic alternatives, our near-term strategy for the Nutrition business unit is to maximize all opportunities to better serve our customers and grow our business as well as prepare for a successful 2021 diet season.  For the Healthcare business unit, we will continue to focus on adding new members, building engagement and participation among current eligible members (including expansion and enhancement of our digital offerings and virtual exercise classes during and beyond the duration of the COVID-19 pandemic), and collaborating with health plans and other partners to introduce new products and services.  In addition, the Healthcare business unit will continue to own the Wisely Well brand and to support our health plan partners with nutrition offerings such as home meal delivery to seniors or members recently discharged from the hospital as well as nutritional support for members with chronic conditions.

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”).  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We believe the following accounting policies are the most critical in understanding the estimates and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $1.5 million and $1.8 million at March 31, 2020 and December 31, 2019, respectively.

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

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the acquisition of Nutrisystem in March 2019, we have two reporting units: Healthcare and Nutrition. Prior to such acquisition, we had one reporting unit.  As further described below under “Impairment Loss,” in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and during the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  See Note 12 of the notes to consolidated financial statements included in this report.

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

Revenue Recognition

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

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three months ended March 31, 2020 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the three months ended March 31, 2020, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 76% of revenues in the Healthcare segment, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 21% and 3%, respectively, of revenues in the Healthcare segment.

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

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the three months ended March 31, 2020 and 2019 was $5.2 million and $1.4 million, respectively. The reserve for estimated returns incurred but not received and processed was $1.7 million and $0.8 million at March 31, 2020 and December 31, 2019, respectively, and has been included in accrued liabilities in the accompanying consolidated balance sheet.

Key Performance Indicators

In managing our business, we regularly review and analyze a number of key performance indicators (“KPIs”), including revenues by segment, adjusted EBITDA by segment (both in dollars and as a percentage of revenues), and free cash flow.  Free cash flow is not calculated in accordance with U.S. GAAP (“non-GAAP”).  These KPIs help us monitor our performance, identify trends affecting our business, determine the allocation of resources, and assess the quality and potential variability of our cash flows and earnings.  We believe they are useful to investors in evaluating and understanding our business.

(In $000s)	Three Months Ended March 31,
	2020	2019
Healthcare segment:
Revenues	$159,692	$156,527
Adjusted EBITDA	30,242	26,129
Adjusted EBITDA as a percentage of revenues	18.9%	16.7%
Nutrition segment:
Revenues	$177,963	$57,567
Adjusted EBITDA	(1,448)	13,344
Adjusted EBITDA as a percentage of revenues	-0.8%	23.2%

•

Revenues – we review year-over-year revenue growth by segment as a key measure of our success in growing our business.  In addition to measuring revenue by segment, we also measure and report revenue by program type or source of revenue, as detailed in Note 3 of the notes to the consolidated financial statements included in this report, i.e., SilverSneakers, Prime Fitness, WholeHealth Living, direct to consumer, retail, and QVC.  Evaluating revenue by program type or source helps us identify and address changes in product mix, broad market factors that may affect our revenues, and opportunities for future growth.

•

Adjusted EBITDA is defined as described in Note 16, “Segment Disclosures and Concentrations of Risk”, of the notes to the consolidated financial statements included in this report.  We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with our historical operating results as well as the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of the operational strength and performance of our business without regard to items such as amortization of intangible assets, which can vary substantially from company to company depending upon the nature and extent of acquisitions.  Adjusted EBITDA is not considered a non-GAAP measure in the context of ASC 280, “Segment Reporting”, which requires disclosure of the metrics that the chief operating decision maker uses to evaluate performance and allocate resources.  Because Adjusted EBITDA may be defined differently by other companies in our industry, the financial measure presented herein may not be comparable to similarly titled measures of other companies.

•

Free cash flow is a non-GAAP measure and is defined by the Company as net cash flows provided by operating activities less acquisition of property and equipment.  We believe free cash flow is useful to management and investors to measure (i) our performance, (ii) the strength of the Company and its ability to generate cash, and (iii) the amount of cash that is available to repay debt or make other investments.  A reconciliation of free cash flow to cash flows from operating activities (the most comparable GAAP measure) is set forth below.

(In thousands)	Three Months Ended March 31,
	2020	2019
Net cash flows provided by operating activities	$47,023	$5,202
Acquisition of property and equipment	(4,875)	(3,898)
Free cash flow	$42,148	$1,304

Outlook

Although there is significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, including the duration of the outbreak, the duration of the closure of our fitness partner locations, the impact on member participation in our SilverSneakers programs, and the ultimate medium- and long-term impact of the pandemic on the global economy, we expect our results of operations for the short term to be adversely impacted by COVID-19, primarily in our Healthcare segment.  We expect revenues for the second quarter of 2020 in the Healthcare segment to decline significantly compared to the first quarter of 2020 due to a decrease in member visits to network locations as well as a decrease in average paid subscribers in our Prime Fitness program.  Despite the expected decline in revenue, we expect cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment will not be adversely impacted for the second quarter of 2020 due to an anticipated decrease in visit costs.  We expect selling, general and administrative expenses as a percentage of revenues for the Healthcare segment to increase for the second quarter of 2020 due to the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue.

Executive Overview of Results

The key financial results for the three months ended March 31, 2020 are:

•

Revenues of $337.7 million, including $178.0 million from the Nutrition segment, compared to $214.1 million for the three months ended March 31, 2019, including $57.6 million from the Nutrition segment attributable to the acquisition of Nutrisystem on March 8, 2019.

•	Pre-tax loss of ($213.3) million compared to pre-tax income of $9.6 million for the three months ended March 31, 2019. Pre-tax loss for the three months ended March 31, 2020 includes:
o	$199.5 million of impairment loss, all of which was attributable to the Nutrition segment, compared to $0 for the same period in 2019;
o

$87.1 million of marketing expenses, including $79.8 million attributable to the Nutrition segment, compared to $24.1 million for the same period in 2019, which included $14.9 million attributable to the Nutrition segment;

o	$21.7 million of interest expense compared to $7.7 million for the same period in 2019; and
o	$9.1 million of amortization expense compared to $1.3 million for the same period in 2019;
o	$5.4 million of transition, acquisition, and integration costs compared to $17.1 million for the same period in 2019; and
o	$0.7 million of restructuring and related charges compared to $1.6 million for the same period in 2019.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three months ended March 31, 2020 and 2019 expressed as a percentage of revenues from continuing operations.

	Three Months Ended March 31,
	2020	2019
Revenues	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	59.0%	65.5%
Marketing expenses	25.8%	11.3%
Selling, general and administrative expenses	8.3%	12.7%
Depreciation and amortization	4.4%	1.7%
Impairment loss	59.1%	—
Restructuring and related charges	0.2%	0.7%
Operating income (1)	(56.7)%	8.1%

Interest expense	6.4%	3.6%
Income before income taxes (1)	(63.2)%	4.5%
Income tax expense	(4.5)%	2.5%
Net income (1)	(58.7)%	2.0%

(1)	Figures may not add due to rounding.

Revenues

Revenues for the three months ended March 31, 2020 increased to $337.7 million compared to $214.1 million for the same period in 2019, primarily due to increased revenues in the Nutrition segment of $120.4 million due to the acquisition of Nutrisystem on March 8, 2019.  Revenues in the Healthcare segment increased by $3.2 million, primarily as a result of (i) an increase in Prime Fitness revenue of $4.1 million driven by an increase in paid subscribers for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as well as new business with a large employer, partially offset by (ii) a net decrease in SilverSneakers revenue of $1.4 million driven by a decrease in revenue-generating visits for the first quarter of 2020 due to the closure of fitness partner locations in March 2020 as a result of the COVID-19 pandemic, mostly offset by an increase in the number of eligible lives.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues decreased from the three months ended March 31, 2019 (65.5%) to the three months ended March 31, 2020 (59.0%), primarily due to the acquisition of Nutrisystem in the first quarter of 2019.  The Nutrition segment carries a lower cost of revenue as a percentage of revenues than the Healthcare segment.

Cost of revenue (excluding depreciation and amortization) as a percentage of revenues for the Healthcare segment did not change materially from the three months ended March 31, 2019 (72.7%) to the three months ended March 31, 2020 (72.1%).

Marketing Expenses

Marketing expenses as a percentage of revenues increased from the three months ended March 31, 2019 (11.3%), to the three months ended March 31, 2020 (25.8%), primarily due to the impact from the acquisition of Nutrisystem in March 2019 and the significance of media and marketing expense to the Nutrition segment’s sales strategy.  For the Healthcare segment, marketing expenses as a percentage of revenues decreased from the three months ended March 31, 2019 (5.9%) to the three months ended March 31, 2020 (4.6%), primarily due to decreased spending in the first quarter of 2020 on SilverSneakers advertising and media campaigns compared to the first quarter of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues decreased from the three months ended March 31, 2019 (12.7%) to the three months ended March 31, 2020 (8.3%), primarily due to a decrease in transition, acquisition, and integration costs from $16.2 million for the three months ended March 31, 2019 to $1.8 million for the three months ended March 31, 2020, slightly offset by CEO transition-related expenses associated with the termination of our former CEO in February 2020.

Impairment Loss

During the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  These impairment losses were primarily attributable to rapidly changing market and economic conditions resulting from the COVID-19 pandemic. See Note 12 of the notes to consolidated financial statements included in this report.

Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support ("2019 Restructuring Plan").  For the three months ended March 31, 2019, we incurred restructuring charges of $1.6 million related to the 2019 Restructuring Plan, of which $1.0 million related to the Healthcare segment and $0.6 million related to the Nutrition segment.  For the three months ended March 31, 2020, we incurred restructuring charges of $0.7 million related to the 2019 Restructuring Plan, of which $0.5 million related to the Healthcare segment and $0.2 million related to the Nutrition segment.  To date, we have incurred restructuring charges of $7.8 million related to the 2019 Restructuring Plan, of which $2.4 million related to the Healthcare segment and $5.4 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings in 2020 of approximately $19.5 million, with $6.7 million relating to the Healthcare segment and $12.8 million relating to the Nutrition segment.

Depreciation and Amortization

Depreciation and amortization expense increased $11.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increased amortization expense on new intangible assets recorded in connection with the acquisition of Nutrisystem of $7.8 million as well as increased depreciation expense attributable to the acquisition of Nutrisystem’s property and equipment.

Interest Expense

Interest expense increased $14.0 million to $21.7 million for the three months ended March 31, 2020 compared to $7.7 million for the three months ended March 31, 2019, primarily due to our entering into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swing line lender, on March 8, 2019, including term loans with an initial borrowing of $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 8 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

While the disruption caused by the COVID-19 pandemic is currently expected to be temporary, given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75.0 million under our revolving credit facility as a precautionary measure to increase our cash position and help maintain financial flexibility, which amount is due to be repaid in March 2024.  The proceeds from the drawdown are available to be used for working capital and other general corporate purposes.

As of March 31, 2020, outstanding debt under the Credit Agreement was $1,088 million, and we had $83.0 million of cash and cash equivalents.

As of March 31, 2020, we had working capital of $41.3 million. While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures (which we plan to curtail for the remainder of 2020) for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.  As of March 31, 2020, availability under the revolving credit facility totaled $47.3 million as calculated under the most restrictive covenant.

Credit Facility

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement.  The Credit Agreement provides us with (i) a $350.0 million Term Loan A, (ii) an $830.0 million Term Loan B, (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit, and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through March 31, 2020, we made payments of $125.0 million on the Term Loans, which included prepayments of all amounts due through March 31, 2021, excluding any Excess Cash Flow Payments that may be required, as described below.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our net leverage ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the net leverage ratio is greater than 3.75:1, (b) 50% if the net leverage ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the net leverage ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the net leverage ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021. As of March 31, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 4.25.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the duration of the temporary closures of our fitness partner locations and the average participation level of our members after such locations reopen, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months; however, given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with the Net Leverage Ratio covenant.  Our failure to comply with the Net Leverage Ratio covenant would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio, which could include seeking an amendment to or waiver of the Net Leverage Ratio covenant if necessary.

Cash Flows Provided by Operating Activities

Operating activities during the three months ended March 31, 2020 provided cash of $47.0 million compared to $5.2 million during the three months ended March 31, 2019. The increase in operating cash flow is primarily due to increased collections on accounts receivable and decreased payments related to acquisition and integration costs, partially offset by higher interest payments related to borrowings under the Credit Agreement.

Cash Flows Used in Investing Activities

Investing activities during the three months ended March 31, 2020 used $4.9 million in cash, compared to $1,066.7 million during the three months ended March 31, 2019.  This change is primarily due to the acquisition of Nutrisystem in March 2019.

Cash Flows Provided by Financing Activities

Financing activities during the three months ended March 31, 2020 provided $38.4 million in cash, compared to $1,078.4 million during the three months ended March 31, 2019.  This decrease is primarily due to a higher amount of net borrowings under the Credit Agreement in 2019 and the payment of deferred loan costs in 2019, each related to the acquisition of Nutrisystem in March 2019.

Recent Relevant Accounting Standards

See Note 2 of the notes to consolidated financial statements included in this report for discussion of recent relevant accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement.  Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (“Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25%, and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25%, and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  Effective May 31, 2019, we maintain amortizing interest rate swap agreements with current notional amounts totaling $800.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread.

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $0.7 million for the three months ended March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2020.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2020.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in the 2019 Form 10-K is amended and restated in its entirety as follows:

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

Risks Relating to Our Business Generally

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on our business and results of operations.

In late 2019, COVID-19 was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States, and efforts to contain the spread of COVID-19 intensified. In March, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, the United States declared a national emergency concerning the pandemic, and many state and local governments local governments ordered all but certain essential businesses closed and imposed stay-at-home orders and social distancing guidelines for individuals to contain and combat the outbreak and spread of COVID-19. As a result, by March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed.  We may face longer term closures and other operational restrictions with respect to some or all of our Healthcare segment’s fitness partner locations for prolonged periods of time due to, among other factors, evolving governmental restrictions including public health directives, quarantine policies, or social distancing measures.  Additionally, if or when fitness partner locations reopen, members may avoid public gathering places because of a perceived risk of infection or risk to health, which could reduce overall demand and adversely impact their use of our services.  Because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location, this decrease in member participation has affected and could further adversely affect our business and results of operations.

Consumer spending generally may also be negatively impacted by adverse general macroeconomic conditions and reduced consumer confidence, including the impacts of any recession resulting from the COVID-19 pandemic. This may negatively impact the number of paid subscribers in our Prime Fitness program.  In addition, it may negatively impact sales in our Nutrition segment and may cause our Nutrition segment’s direct to consumer and retail customers to purchase fewer products from us. Any significant reduction in consumer spending caused by COVID-19 and decreased consumer confidence and spending following the pandemic would likely result in a loss of sales and profits in our Nutrition segment and other material adverse effects.

The COVID-19 pandemic also has the potential to significantly impact our Nutrition segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers.  We have experienced delays in fulfilling orders for our Nutrition segment’s products at some of our warehouses due to some employees of our fulfillment provider testing positive for COVID-19 and could experience similar events or delays at our other warehouses.  Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker shortages, which could result in additional disruptions or delays in shipments of our Nutrition segment’s products.

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have recently closed our corporate offices and/or call centers in Franklin, Tennessee, Fort Washington, Pennsylvania and Chandler, Arizona and have implemented a work from home policy for our employees. This policy may negatively impact productivity and cause other disruptions to our business.

The full extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict,

as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot predict with certainty the duration and severity of the COVID-19 pandemic, or its future impact on our business, and our estimates could change in the future.

The performance of our business (as it could further be affected by the COVID-19 pandemic) and the level of our indebtedness could prevent us from meeting the obligations under our Credit Agreement or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered the Credit Agreement.  As of March 31, 2020, outstanding debt under the Credit Agreement was $1,088 million.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.  If there are prolonged or worsening effects of the COVID-19 pandemic, such as long-term closures of our fitness partner locations, we could be unable to generate revenues and cash flows sufficient to conduct our business, service our outstanding debt and comply with the covenants under the Credit Agreement.  This could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or result in an acceleration of the maturity of a significant portion or all of our then-outstanding debt obligations, which we may be unable to repay or refinance.

The Credit Agreement contains a net leverage ratio covenant. Given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with the net leverage ratio covenant contained in our Credit Agreement.  Our failure to comply with such covenant would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on us and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

Our indebtedness could adversely affect our future financial condition or our ability to react to changes in the economy or industry by, among other things:

•

increasing our vulnerability to a downturn in general economic conditions (including any downturn or recession caused by the COVID-19 pandemic), loss of revenue and/or profit margins in our business, or to increases in interest rates, particularly with respect to the portion of our outstanding debt that is subject to variable interest rates;

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

If our customers experience financial distress, or seek to change or delay payment terms, it could negatively affect our financial position and results.

At any given time, one or more of our customers may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, such as the current events surrounding the COVID-19 pandemic, could result in an increase in our customers’ financial difficulties that then affect us.  The direct impact on us could include reduced revenues and write-offs of accounts receivable and negatively impact our operating cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets and reduced liquidity, among others.

We are reviewing strategic alternatives for our Nutrition business unit, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for stockholders, or that exploration of strategic alternatives for our Nutrition business unit will not adversely impact the Company.

On May 6, 2020, we announced we are exploring strategic alternatives relating to our Nutrition business unit, including a potential transaction.  If we determine to divest of the Nutrition business unit, we can give no assurance as to whether we will be able to secure a buyer for our Nutrition business unit or, if we do so, whether such divestiture will be at a price or on terms that are favorable to us, and we may incur a loss on disposal.  Speculation regarding any developments related to the review of strategic alternatives for our Nutrition business unit and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Our exploration of strategic alternatives for our Nutrition business unit could result in management distraction, incurrence of significant transaction expenses, failure to retain or attract key personnel, vendors or customers, or exposure to potential litigation. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives for our Nutrition business unit, it may disrupt our business and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to realize the anticipated benefits from a divestiture of our Nutrition business unit. There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Further, the Board may determine to suspend or terminate the exploration of strategic alternatives for our Nutrition business unit at any time due to various factors.  Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory limitations and the interest of third parties in our business.

Our business strategy relating to the development and introduction of new products and services exposes us to risks such as limited customer and/or market acceptance and additional expenditures that may not result in additional net revenue.

An important component of our business strategy is to focus on new products and services that enable us to provide immediate value to our customers.  We cannot predict whether customers and/or the market will accept these new products and services, and if we fail to execute successfully on this strategy or to adapt this strategy as market conditions evolve, our ability to grow revenue and our results of operations may be adversely affected.

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

In addition to the risks set forth above, implementation of our business strategy could be affected by a number of factors beyond our control, such as epidemics and pandemics (including the responses of governmental authorities to contain such epidemics and pandemics), increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

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

Changes in macroeconomic conditions and certain market risks may adversely affect our business.

Economic difficulties and other macroeconomic conditions (including any downturn or recession caused by the COVID-19 pandemic) could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers.  In addition, changes in economic conditions could create liquidity and credit constraints. We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, that the terms and conditions would be acceptable to us.

We have a significant amount of goodwill and intangible assets, the value of which could become further impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  In the fourth quarter of 2019, we recorded impairment losses of $240.0 million and $137.1 million related to the Nutrisystem tradename and goodwill, respectively.  The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in the Company’s market capitalization and, as discussed above under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview”, in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets. During the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  At March 31, 2020, we had approximately $535.1 million and $600.6 million of goodwill and intangible assets, respectively, remaining.  Following the impairment loss, as of March 31, 2020, there is no excess of estimated fair value over carrying value (“headroom”) for the Nutrition reporting unit.  If we determine that the carrying values of our goodwill and/or intangible assets should be further impaired, we may incur additional non-cash charges to earnings, which could have a material adverse effect on our results of operations for the period in which the additional impairment occurs.

A failure of our information technology or systems could adversely affect our business.

Our ability to deliver our products and services depends on effectively using information technology.  We rely upon our information technology and systems, employees, and third parties for operating and monitoring all major aspects of our business. These technologies and systems and, therefore, our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions, epidemics or pandemics (such as the COVID-19 pandemic), or other unexpected events. Any disruption in the operation of our information technology or systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

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

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well.  The secure maintenance of this and other confidential information or other proprietary information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, technology failures, and advanced attacks against information systems create risk of cybersecurity incidents. We cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee, or our information; member personal health information; or other data subject to privacy laws. In addition, COVID-19 may have an adverse impact on our information technology systems and our ability to securely preserve confidential information, including as a result of telecommuting issues associated with our employees working remotely.  Such cybersecurity incidents or delays in responding to or remedying damage caused by such incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

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

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our business units, which may include the rules and regulations of the Payment Card Industry Data Security Standards and the Telephone Consumer Protection Act (“TCPA”).  In addition, we are Health Information Trust Alliance (“HITRUST”) Common Security Framework certified which is an industry operating standard applied to our data security practices. Some of these state laws and regulations may be inconsistent across jurisdictions and subject to evolving and differing (sometimes conflicting) interpretations and applications. While we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws as well as new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, thereby further impacting our business.  For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests.  Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information.  Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate a chief executive officer, qualified executives, and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully recruit a chief executive officer, executives, and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate a chief executive officer or other key newly hired employees could adversely affect our business and results of operations.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws of other countries in which we provided services prior to the sale of our total population health services (“TPHS”) business.

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

If our Healthcare segment customers and/or fitness partner locations choose not to renew their contracts with us (which occurs from time to time), our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives (including as a result of increased unemployment and the resulting loss of health insurance coverage) could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations.  Moreover, the businesses of our fitness partner locations will likely be adversely affected by the closure of locations, any public health directives, or social distancing measures applicable upon reopening of locations and reduced overall consumer demand for fitness center use as a result of the COVID-19 pandemic.  If a significant portion of our fitness partner network is unable to resume normal operations within a reasonable period of time as a result of financial or operational stresses brought on by the COVID-19 pandemic, we may be unable to make alternative arrangements with substitute fitness partners on favorable terms or at all.

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

Our results of operations could be adversely affected by severe or unexpected weather, epidemics, pandemics or outbreaks of disease.

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting fitness partner locations and using our Healthcare segment services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza or COVID-19, may cause members to avoid public gathering places and negatively impact their use of our services.  As some of the fees that we charge our customers are based on member participation, a decrease in member participation could adversely affect our business and results of operations.

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

The healthcare industry is subject to various political, regulatory, scientific, and technological influences. Efforts at federal and state levels of government have resulted in laws and regulations intended to effect significant change within the healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), the most prominent of these efforts, affects coverage, delivery, and reimbursement of healthcare services. Among other effects, several of its provisions may increase the costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA eliminates pre-existing condition exclusions by commercial health plans, bans annual benefit limits, and mandates minimum medical loss ratios for health plans.  On April 27, 2020, the United States Supreme Court held that Congress owes health insurers approximately $12 billion as startup costs incurred in the first three years of the ACA.

However, there is substantial uncertainty regarding the net effect and future of the ACA. The presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation.  Effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate.  As a result, a federal court in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the ACA was, therefore, invalid.  In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate but remanded for further consideration of how this affects the rest of the law. The law remains in effect pending appeal.  It is possible that the reforms imposed by the ACA or uncertainty regarding significant changes or court challenges to the law will adversely affect the profitability of our Healthcare segment customers and cause our Healthcare segment customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA’s complexity and the difficulty of predicting the impact of changes on other healthcare industry participants and the ultimate outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact us. Furthermore, we could also be impacted by other legislative and regulatory healthcare reform initiatives.  For example, beginning in 2020, the Creating High-quality Results and Outcomes Necessary to Improve Chronic (CHRONIC) Care Act of 2018 allows Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Additionally, some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). Further, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown.

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

Further, the COVID-19 pandemic (or another regional or global epidemic or pandemic, depending upon its location, duration and severity), could severely affect our Nutrition segment’s business, including as a result of impacts associated with preventive and precautionary measures that we and other businesses and governments may take. A regional or global epidemic or pandemic could also adversely affect our business by disrupting the operations of our call center, creating negative popular sentiment among consumers of delivered food, or by disrupting or delaying our third-party providers' ability to, among other things (i) supply the products that we sell as well as packaging materials, (ii) fulfill and deliver Nutrition segment customer orders and (iii) provide Internet and networking services.  In addition, any significant change in the pricing or payment terms that we have with our third-party providers could adversely affect our liquidity.

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

Our Nutrition segment has agreements with certain third-party retailers. Under these agreements, these third parties control when and how often our Nutrition segment products are offered, and we are not guaranteed any minimum level of sales. Our Nutrition segment's largest third-party retailer has indicated to us that they will be reducing orders for, and the promotion of, our Nutrition segment products in 2020. If any third party elects not to renew their agreement with us or further reduces orders for our Nutrition segment products or the promotion of our Nutrition segment products, our revenue will suffer.

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

Furthermore, some retailers are experiencing fewer than usual customer visits at their locations as a result of the COVID-19 pandemic, which has adversely affected and could continue to adversely affect the sales of our products at those retailers.

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

If our Nutrition segment’s efforts to attract and retain customer subscriptions are not successful, our business will be adversely affected.

Our Nutrition segment’s ability to continue to attract customer subscriptions will depend in part on our ability to consistently provide customers with compelling food choices that are desirable in taste and quality, effectively market our products, and offer convenience and value to our customers. The relative offerings, pricing, and other factors of our Nutrition segment’s competitors may adversely impact our ability to attract and retain customer subscriptions. If our Nutrition segment’s customers do not perceive our products to be of value, we may not be able to attract and retain customers. We must continually add new customer subscriptions both to replace canceled subscriptions and to grow our business beyond our current customer base. Further, if excessive numbers of our Nutrition segment’s customers cancel their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these customers with new customers, and our results of operations may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The stock repurchase activity for the first quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2020 - 1/31/2020	28,232	$20.51	—	$—
2/1/2020 - 2/29/2020	130	22.44	—	—
3/1/2020 - 3/31/2020	90	12.01	—	—
Total	28,452	$20.50
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our Common Stock during the three months ended March 31, 2020.

Item 6. Exhibits

(a)	Exhibits

3.1	Second Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 10, 2017, File No. 000-19364].

3.2	Amendment No. 1 to Second Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 25, 2020, File No. 000-19364].

3.3	Amendment No. 2 to Second Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 20, 2020, File No. 000-19364].

10.1	Separation Agreement by and between the Company and Dawn M. Zier, dated December 4, 2019*

10.2	Release and Waiver by and between the Company and Dawn M. Zier, dated December 4, 2019*

10.3

Amendment to Cooperation Agreement among the Company, Altaris Capital, L.P., Altaris Partners, LLC, George Aitken-Davies and Daniel Tully, dated as of February 18, 2020 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 19, 2020, File No. 000-19364]

10.4

Cooperation Agreement by and between the Company and HG Vora Capital Management, LLC, dated February 25, 2020 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2020, File No. 000-19364]

10.5	Form of 2020 Restricted Stock Unit Retention Award Agreement under the Company’s Second Amended and Restated 2014 Stock Incentive Plan.*

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Robert J. Greczyn, Jr., Interim Chief Executive Officer.*

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer.*

32

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Robert J. Greczyn, Jr., Interim Chief Executive Officer, and Adam Holland, Chief Financial Officer.*

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101 hereto).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	May 8, 2020	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)