Form 10-Q
period 2020-06-30
TIVITY HEALTH, INC.
filed 2020-08-07
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 4, 2020, there were outstanding 48,560,369 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$60,274	$2,486
Accounts receivable, net	36,339	97,596
Inventories	22,088	36,407
Prepaid expenses	15,058	18,255
Other current assets	8,110	6,993
Total current assets	141,869	161,737

Property and equipment, net of accumulated depreciation of $53,525 and $42,510 respectively	52,436	52,909
Right-of-use assets, operating leases	35,300	41,518
Right-of-use assets, finance leases	1,356	1,680
Intangible assets, net	593,520	689,686
Goodwill, net	535,135	654,635
Other assets	21,554	23,740
Total assets	$1,381,170	$1,625,905

Current liabilities:
Accounts payable	$35,492	$46,480
Accrued salaries and benefits	10,539	13,071
Accrued liabilities	42,020	55,663
Deferred revenue	12,440	12,037
Income taxes payable	7,835	405
Current portion of operating lease liabilities	13,157	13,131
Current portion of finance lease liabilities	644	624
Current portion of long-term debt	9,775	—
Current portion of other long-term liabilities	15,664	4,947
Total current liabilities	147,566	146,358

Long-term debt	1,002,547	1,048,127
Long-term operating lease liabilities	23,515	30,321
Long-term finance lease liabilities	753	1,080
Long-term deferred tax liability	137,205	160,846
Other long-term liabilities	31,863	12,263

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 48,548,741 and 48,156,786 shares outstanding, respectively	48	48
Additional paid-in capital	505,760	504,419
Accumulated deficit	(406,840)	(237,284)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(33,065)	(12,091)
Total stockholders' equity	37,721	226,910
Total liabilities and stockholders' equity	$1,381,170	$1,625,905

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Services	$79,856	$157,481	$239,548	$314,008
Products	182,742	182,896	360,705	240,463
Total revenues	262,598	340,377	600,253	554,471

Cost of revenue:
Services (exclusive of depreciation of $2,240, $1,503, $4,071, and $2,859, respectively, included below)	31,886	111,073	147,034	224,916
Products (exclusive of depreciation and amortization of $8,587, $5,861, $19,280, and $7,488, respectively, included below)	86,355	83,685	170,363	110,181
Total cost of revenue	118,241	194,758	317,397	335,097

Marketing expenses	51,105	54,603	138,177	78,751
Selling, general and administrative expenses	23,471	29,667	51,480	56,852
Depreciation and amortization	12,919	9,084	27,682	12,666
Impairment loss	—	—	199,500	—
Restructuring and related charges	1,009	2,352	1,752	3,943
Operating income (loss)	55,853	49,913	(135,735)	67,162

Interest expense	21,235	23,661	42,898	31,328
Income (loss) before income taxes	34,618	26,252	(178,633)	35,834

Income tax expense (benefit)	6,107	8,115	(9,038)	13,483
Net income (loss)	28,511	18,137	(169,595)	22,351

Earnings (loss) per share:
Basic	$0.59	$0.38	$(3.49)	$0.49
Diluted (1)	$0.58	$0.37	$(3.49)	$0.49

Comprehensive income (loss)	$27,366	$5,901	$(190,569)	$10,115

Weighted average common shares and equivalents:
Basic	48,711	47,790	48,662	45,165
Diluted (1)	48,794	48,461	48,662	45,719

(1)	The impact of potentially dilutive securities for the six months ended June 30, 2020 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$28,511	$18,137	$(169,595)	$22,351
Net change in fair value of interest rate swaps, net of income tax benefit of $393, $4,068, $7,195, and $4,068, respectively	(1,145)	(12,236)	(20,974)	(12,236)
Comprehensive income (loss)	$27,366	$5,901	$(190,569)	$10,115

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, March 31, 2019	$—	$47	$491,548	$53,751	$(28,182)	$—	$517,164
Comprehensive income (loss)	—	—	—	18,137	—	(12,236)	5,901
Exercise of stock options	—	—	137	—	—	—	137
Tax withholding for share-based compensation	—	—	(794)	—	—	—	(794)
Share-based employee compensation expense	—	—	6,898	—	—	—	6,898
Balance, June 30, 2019	$—	$47	$497,789	$71,888	$(28,182)	$(12,236)	$529,306

Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001
Comprehensive income (loss)	—	—	—	22,351	—	(12,236)	10,115
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation replacement awards related to Merger and attributable to pre- combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	—	370	—	—	—	370
Tax withholding for share-based compensation	—	—	(1,135)	—	—	—	(1,135)
Share-based employee compensation expense	—	—	9,257	—	—	—	9,257
Other	—	—	(129)	(118)	—	—	(247)
Balance, June 30, 2019	$—	$47	$497,789	$71,888	$(28,182)	$(12,236)	$529,306

Balance, March 31, 2020	$—	$48	$503,049	$(435,371)	$(28,182)	$(31,920)	$7,624
Comprehensive income (loss)	—	—	—	28,511	—	(1,145)	27,366
Tax withholding for share-based compensation	—	—	(154)	—	—	—	(154)
Share-based employee compensation expense	—	—	2,865	—	—	—	2,865
Other	—	—	—	20	—	—	20
Balance, June 30, 2020	$—	$48	$505,760	$(406,840)	$(28,182)	$(33,065)	$37,721

Balance, December 31, 2019	$—	$48	$504,419	$(237,284)	$(28,182)	$(12,091)	$226,910
Comprehensive income (loss)	—	—	—	(169,595)	—	(20,974)	(190,569)
Exercise of stock options	—	—	601	—	—	—	601
Tax withholding for share-based compensation	—	—	(2,949)	—	—	—	(2,949)
Share-based employee compensation expense	—	—	3,689	—	—	—	3,689
Other	—	—	—	39	—	—	39
Balance, June 30, 2020	$—	$48	$505,760	$(406,840)	$(28,182)	$(33,065)	$37,721

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(169,595)	$22,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,682	12,666
Amortization and write-off of deferred loan costs	2,315	3,073
Amortization of debt discount	2,049	389
Share-based employee compensation expense	3,689	9,257
Impairment of goodwill and intangible assets	199,500	—
Deferred income taxes	(16,447)	10,789
Decrease (increase) in accounts receivable, net	61,257	(3,754)
Decrease in inventory	14,319	8,719
Decrease in other current assets	1,363	1,057
Increase (decrease) in accounts payable	9,411	(5,872)
(Decrease) increase in accrued salaries and benefits	(2,532)	570
Decrease in other current liabilities	(5,925)	(8,266)
Increase (decrease) in deferred revenue	403	(2,725)
Other	3,454	1,345
Net cash flows provided by operating activities	$130,943	$49,599

Cash flows from investing activities:
Acquisition of property and equipment	$(10,362)	$(8,918)
Business acquisitions, net of cash acquired	—	(1,062,818)
Net cash flows used in investing activities	$(10,362)	$(1,071,736)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$196,525	$1,399,945
Payments of long-term debt	(236,375)	(347,879)
Payments related to tax withholding for share-based compensation	(2,949)	(1,135)
Exercise of stock options	601	370
Deferred loan costs	—	(30,189)
Principal payments related to financing leases	(306)	(22)
Change in cash overdraft and other	(20,289)	3,530
Net cash flows (used in) provided by financing activities	$(62,793)	$1,024,620

Effect of exchange rate changes on cash	$—	$(12)

Net increase in cash and cash equivalents	$57,788	$2,471

Cash and cash equivalents, beginning of period	$2,486	$1,933

Cash and cash equivalents, end of period	$60,274	$4,404

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

Following the acquisition of Nutrisystem (the “Merger”), we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers® senior fitness, Prime® Fitness, WholeHealth Living® and Wisely WellTM.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes the Nutrisystem® and the South Beach Diet® programs.

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

Recent Developments

In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19”.  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, and COVID-19 continues to spread throughout the United States and other countries.  Many state and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders and social distancing guidelines for individuals. Such measures have resulted in significantly reduced demand for many businesses that have continued in operation.

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on the results of operations in our Healthcare segment for the first quarter of 2020 because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location. A substantial number of our fitness partner locations remained closed through April, with some locations reopening in May and additional locations reopening in June.  For the month of June 2020, approximately 66% of our fitness partner locations reported at least one visit from our SilverSneakers program.  For the second quarter of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues in our Healthcare segment.

We do not believe that COVID-19-related developments had a material impact on the results of operations or cash flows of our Nutrition segment for the first or second quarters of 2020.  While overall we did not experience any significant disruptions, interruptions, or increased costs related to our supply chain, inventory, or distribution channels as a result of COVID-19, we experienced delays in fulfilling orders for our Nutrition segment’s products at certain of our warehouses due to some employees of our fulfillment provider testing positive for COVID-19.  As a result, we incurred incremental expense of $1.3 million in the second quarter related to increased labor rates and overtime for employees of our fulfillment provider as well as additional shipping and related charges as we transferred the fulfillment of certain orders to other warehouses that were farther from the customer’s delivery destination.

We have taken a number of actions in response to the pandemic, including the following:

•

Given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75 million under our Revolving Credit Facility as a precautionary measure to increase our cash position and maintain financial flexibility. We repaid such $75 million in full in June 2020.  As of June 30, 2020, outstanding debt under our credit agreement was $1,012.3 million, and we had $60.3 million of cash and cash equivalents.  In July 2020, we repaid $24.8 million of principal on the term loans under our credit agreement, resulting in our next required quarterly installment being due in December 2021. As of June 30, 2020, we had a working capital deficit of $5.7 million.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement (as defined below) will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.

•

We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include implementing remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements.

•

We are focused on preserving our liquidity and managing our cash flow, including, but not limited to, managing our working capital, optimizing tax savings under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and other COVID-19-related legislation, curtailing capital expenditures, reducing discretionary spending, and reducing compensation costs.

o

In April 2020, we furloughed 13% of our approximately 1,000 employees. In June 2020, some of these furloughed employees’ positions were eliminated (in addition to other position eliminations, resulting in approximately 8% of our employees being terminated), and we extended the furlough for substantially all of the remaining furloughed employees through the end of 2020. Also in June 2020, we placed an additional 2% of our total employees on furlough through the end of 2020.

o

Also in April 2020, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved a 25% reduction in base salary for the Company’s executive officers and certain other employees for the period from April 20, 2020 through August 23, 2020.  In June 2020, the Compensation Committee determined to extend such reductions in base salary through December 31, 2020.  Additionally, the Board approved a 100% reduction in the annual cash retainer and annual committee retainers payable to non-management members of the Board who stood for reelection at the 2020 Annual Meeting of Stockholders (except for Daniel G. Tully who does not receive compensation for his service on the Board) for a period of four months, beginning May 1, 2020 or as soon thereafter as reasonably practicable.  In June 2020, the Board determined to extend such reduction in cash compensation to the Board through December 31, 2020.

o	Effective at the end of July 2020, the Compensation Committee suspended the Company matching contribution to the Company’s 401(k) plan.

As a result of the COVID-19 pandemic, in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill (for each of our reporting units) and indefinite-lived intangible assets (which consist of the Nutrisystem tradename and the SilverSneakers tradename).  Through this evaluation, management concluded that the fair value of goodwill allocated to the

Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment. There were no impairment triggers during the second quarter of 2020 related to our goodwill or indefinite-lived intangible assets.

2.	Recent Relevant Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”.  ASC 848 contains temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, such as a transition away from the use of LIBOR.  ASC 848 was effective for the Company as of January 1, 2020.  The provisions of ASC 848 are available through December 31, 2022, at which time the reference rate replacement activity is expected to have been completed.  The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level.  The accounting relief provided by ASC 848 is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. Modifications that are unrelated to reference rate reform will scope out a given contract.  ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable.  For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis.  In March 2020, we elected the expedient that allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform.  In addition, we have the option to change the method of assessing effectiveness upon a change in the critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848.  In June 2020, we elected to (i) continue the method of assessing effectiveness as documented in the original hedge documentation and (ii) apply the expedient wherein the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument.  We will also apply the aforementioned elections to any future designated cash flow hedging relationship.

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. As of March 31, 2020, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

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

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and six months ended June 30, 2020 from performance obligations satisfied in a prior period.

Our fees within the Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At June 30, 2020 and December 31, 2019, $0.7 million and $0.5 million, respectively, of such costs were capitalized. During the three and six months ended June 30, 2020 and 2019, the amortization of such capitalized costs was immaterial.

Our Healthcare segment’s customer contracts include variable consideration, which is allocated to each distinct month over the contract term based on eligible members and/or member visits each month.  The allocated consideration corresponds directly with the value to our customers of our services completed for the month.  Under the majority of our Healthcare segment’s contracts, we recognize revenue each month using the practical expedient available under ASC 606-10-55-18, which provides that revenue is recognized in the amount for which we have the right to invoice. ASC 606-10-50-14(b) provides an optional exemption, which we have elected to apply, from disclosing remaining performance obligations when revenue is recognized from the satisfaction of the performance obligation in accordance with the “right to invoice” practical expedient.

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SilverSneakers	$49,157	$122,899	$170,764	$245,922
Prime Fitness	19,047	29,751	51,858	58,494
WholeHealth Living	4,747	4,467	9,796	9,041
Other (1)	8,972	364	9,197	551
	$81,923	$157,481	$241,615	$314,008

(1)	For the three and six months ended June 30, 2020, other revenue in the table above includes $6.8 million from a well-being program with a large employer as well as $2.1 million of Wisely Well revenue.

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

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $6.5 million and $13.0 million for the three and six months ended June 30, 2020, respectively, and $6.3 million and $8.1 million for the three and six months ended June 30, 2019 (from March 8, 2019 forward), respectively.

The following table sets forth Nutrition segment revenue, from March 8, 2019 forward, disaggregated by the source of revenue:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Nutrisystem direct to consumer	$165,118	$155,976	$320,509	$203,977
South Beach Diet direct to consumer	8,650	14,464	$21,414	19,118
Retail	3,902	8,728	9,350	13,032
QVC	2,901	3,522	7,088	4,044
Other	104	206	277	292
	$180,675	$182,896	$358,638	$240,463

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	June 30, 2020	December 31, 2019
Contract assets	$243	$95
Contract liabilities	$10,937	$10,911

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2020	2020
Revenue recognized that was included in the contract liability (deferred revenue) balance on January 1, 2020	$(2,395)	$(8,112)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue, and (decreases) due to returns	$(71)	$8,138

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
Remaining 2020	$1,789
2021	1,901
2022	1,192
2023	468
2024	297
2025	220
$5,867

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and six months ended June 30, 2020 was $4.1 million and $9.3 million, respectively, and $5.6 million and $7.0 million for the three and six months ended June 30, 2019 (from March 8, 2019 forward), respectively. At June 30, 2020 and December 31, 2019, the reserve for estimated returns incurred but not received and processed was $1.4 million and $0.8 million, respectively, and has been included in accrued liabilities in the accompanying consolidated balance sheet.

4.	Inventories

Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, our ability to introduce new products, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $2.0 million and $1.8 million at June 30, 2020 and December 31, 2019, respectively.

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

(In thousands)	Healthcare	Nutrition	Consolidated
Balance, January 1, 2020	$334,680	$319,955	$654,635
Impairment loss	—	(119,500)	$(119,500)
Balance, June 30, 2020	$334,680	$200,455	$535,135

At June 30, 2020 and December 31, 2019, intangible assets not subject to amortization consist of tradenames of $509.0 million and $589.0 million, respectively.

6.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $45.1 million and $122.4 million for the three and six months ended June 30, 2020, respectively, and $47.3 million and $67.5 million for the three and six months ended June 30, 2019 (from March 8, 2019 forward), respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At June 30, 2020 and December 31, 2019, $0.3 million and $5.0 million, respectively, of costs have been prepaid for future advertisements and promotions.

7.	Share-Based Compensation

We currently have five types of share-based awards outstanding to our employees and directors: stock options, restricted stock awards, restricted stock units, performance-based stock units, and market stock units.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders. Vesting terms for each of these award types generally range from one to four years.

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and six months ended June 30, 2020, we recognized total share-based compensation costs of $2.9 million and $3.7 million, respectively.  For the three and six months ended June 30, 2019, we recognized total share-based compensation costs of $6.9 million and $9.3 million, respectively, including $0.5 million and $0.6 million, respectively, recorded to restructuring and related charges.  We account for forfeitures as they occur.

8.	Income Taxes

For the three months ended June 30, 2020 and 2019, we had an effective income tax rate of 17.6% and 30.9%, respectively. During the second quarter of 2020, our effective income tax rate was lower than our statutory rate, primarily due to a change in the estimated annual effective income tax rate.  During the second quarter of 2019, we had nondeductible expenses related to the acquisition of Nutrisystem that caused an increase in our effective income tax rate.

For the six months ended June 30, 2020 and 2019, we had an effective tax benefit rate of 5.1% and an effective income tax rate of 37.6%, respectively. For the six months ended June 30, 2020, our effective tax benefit rate was lower than our statutory benefit rate primarily due to the nondeductible goodwill impairment loss of $119.5 million recorded during the first quarter.  For the six months ended June 30, 2019, our effective income tax rate increased due to nondeductible expenses related to the acquisition of Nutrisystem as well as two adjustments related to the acquisition that collectively increased our income tax expense for such period by approximately $2.7 million: (i) we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million, and (ii) we recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.

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

The following table shows the components of lease expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of leased assets	$162	$12	$324	$24
Interest of lease liabilities	22	2	47	4
Operating lease cost	3,675	3,804	7,350	6,520
Short-term lease cost	137	116	266	149
Total lease cost before subleases	$3,996	$3,934	$7,987	$6,697
Sublease income	(1,363)	(1,356)	(2,764)	(2,700)
Total lease cost, net	$2,633	$2,578	$5,223	$3,997

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(2,545)	$(3,561)	$(5,611)	$(5,108)
Operating cash flow attributable to finance leases	(22)	(2)	(47)	(4)
Financing cash flow attributable to finance leases	(155)	(11)	(306)	(22)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	—	—	—	48,972
Right-of-use assets obtained in exchange for finance lease liabilities (1)	—	—	—	181

(1)

No new leases were entered into during the six months ended June 30, 2019.  Amounts shown are due to the adoption of ASC 842 and reflect balances as of January 1, 2019 for the Healthcare segment and as of March 8, 2019 for the Nutrition segment (i.e., the date of our acquisition of Nutrisystem).

10.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Term Loan A	$280,000	$288,750
Term Loan B	775,000	786,250
Revolving Credit Facility	—	19,850
	1,055,000	1,094,850
Less: deferred loan costs and original issue discount	(42,678)	(46,723)
Total debt	1,012,322	1,048,127
Less: current portion	(9,775)	—
Total non-current portion of debt	$1,002,547	$1,048,127

Credit Facility

In connection with the consummation of the Merger, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swingline lender.  The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.  As of June 30, 2020, outstanding debt under the Credit Agreement was $1,012 million, and availability under the Revolving Credit Facility totaled $124.5 million as calculated under the most restrictive covenant.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through June 30, 2020, we made payments of $125.0 million on the Term Loans, which included prepayments of all amounts due through March 31, 2021, excluding any Excess Cash Flow Payments that may be required, as described below.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans. We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our Net Leverage Ratio (as defined below) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1. Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021.  As of June 30, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 4.08.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the duration of the temporary closures of our fitness partner locations and the average monthly total participation levels of our members after such locations reopen, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months; however, given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with the Net Leverage Ratio covenant.  Our failure to comply with the Net Leverage Ratio covenant would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio, which could include seeking an amendment to or waiver of the Net Leverage Ratio covenant if necessary.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total Net Leverage Ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total Net Leverage Ratio.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As of June 30, 2020, these interest rate swap agreements had current notional amounts totaling $800.0 million.

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased Common Stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.   The Court denied the Company’s Motion to Dismiss on March 18, 2019 and the Company’s Motion to Reconsider on May 22, 2019. On January 29, 2020, the Court granted lead plaintiff’s motion to certify the class. On July 23, 2020, the United States Court of Appeals for the Sixth Circuit denied the Company’s application for permission to appeal the class certification ruling.  The case is currently set for trial on May 18, 2021.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  The parties have entered into a Memorandum of Understanding (“MOU”) to resolve the Consolidated Derivative Lawsuit, and on May 19, 2020, the case was remanded to the District Court to review for approval a forthcoming stipulation of settlement based on the terms set forth in the MOU.

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased Common Stock between March 8, 2019 and February 19, 2020 (the "Strougo Lawsuit").  The Strougo Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief financial officer and former chief executive officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of the Nutrisystem business that the Company acquired on March 8, 2019.  The complaint seeks monetary damages on behalf of the purported class.  Three parties have filed a motion seeking to be appointed lead plaintiff and counsel, but the Court has not ruled on those motions.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.

On April 9, 2020, John Cobb, claiming to be a stockholder of the Company, filed a derivative complaint in the United States District Court for the Middle District of Tennessee naming the Company as a nominal defendant and certain directors and the Company’s former chief executive officer and current chief financial officer as defendants (the “Cobb Lawsuit”). The complaint asserted claims for breach of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, failure of internal controls, and unjust enrichment, largely tracking the factual allegations in the Strougo Lawsuit. The plaintiff seeks monetary damages on behalf of the Company, restitution, and certain corporate governance and internal procedural reforms. On June 9, 2020, the United States Magistrate Judge approved the parties’ stipulation to a stay the case pending the resolution of defendants’ anticipated motion to dismiss in the Strougo case.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.

In July 2020, three putative derivative complaints were filed in the United States District Court for the District of Delaware by the following individuals claiming to be stockholders of the Company: Patrick Yerby, Thomas R. Conte, Melvyn Klein, and Mark Ridendour (the “Delaware Derivative Lawsuits”).  The complaints largely track the allegations, named defendants, asserted claims, and requested relief of the Cobb Lawsuit.  Once the Delaware Derivative Lawsuits are consolidated by the District Court, the Company intends to seek a stay similar to that entered in the Cobb Lawsuit.

Given the uncertainty of litigation and the preliminary stage of the case, we are not currently able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against the Strougo Lawsuit, Cobb Lawsuit, and Delaware Derivative Lawsuit.

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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

	Level 2
(In thousands)	June 30, 2020	December 31, 2019
Liabilities:
Interest rate swap agreements	$44,407	$16,238

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

Certain significant inputs used in the estimation of fair value were adversely impacted by the changing market and economic conditions discussed above, most notably the weighted average cost of capital, resulting in a lower estimated fair value for each of our reporting units.  Before we performed the impairment analysis during the first quarter, the estimated fair value of the Nutrition reporting unit was equal to its carrying value due to an impairment loss we recorded in the fourth quarter of 2019.  Because there was no excess of estimated fair value over carrying value (“headroom”) for the Nutrition reporting unit at the beginning of 2020, the decrease in the estimated fair value of the Nutrition reporting unit during the first quarter of 2020 resulted in an impairment of the carrying value of goodwill for the Nutrition reporting unit, and we recorded a $119.5 million goodwill impairment loss.  None of the impaired goodwill is deductible for tax purposes, and there is no cash tax benefit related to the impairment.  For the Healthcare reporting unit, the fair value of the reporting unit exceeded its carrying amount, and we determined that the carrying value of goodwill was not impaired.

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

Due to an impairment loss recorded in the fourth quarter of 2019 related to the Nutrisystem tradename and goodwill, the estimated fair value of the Nutrisystem tradename was equal to its carrying value at the beginning of 2020.  The decrease in the estimated fair value of the Nutrisystem tradename during the first quarter of 2020 resulted in an impairment of tradename, and we recorded an $80.0 million impairment loss related to the Nutrisystem tradename. None of this impairment loss is deductible for tax purposes, and there is no cash tax benefit related to the impairment.  Based on our impairment assessment of the SilverSneakers tradename, we determined that the carrying value of the tradename was not impaired as of the measurement date.

There were no impairment triggers during the second quarter of 2020 related to our goodwill or indefinite-lived intangible assets.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at June 30, 2020 was as follows:

Cash and cash equivalents – The carrying amount of $60.3 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 10), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on quotes as of June 30, 2020 from dealers who stand ready and willing to transact at those prices. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated fair value and carrying amount of outstanding borrowings under the Term Loans at June 30, 2020 were $921.2 million and $1,012.3 million, respectively.  There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2020.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at June 30, 2020, we do not anticipate nonperformance by these counterparties. Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 10).  As of June 30, 2020, these interest rate swap agreements had current notional amounts totaling $800.0 million.

We record derivatives that are designated and qualify as cash flow hedges at estimated fair value in the consolidated balance sheet, with the related gains and losses recorded in accumulated other comprehensive income or loss ("accumulated OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of June 30, 2020, we expect to reclassify $15.8 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at June 30, 2020 and December 31, 2019 were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Liabilities:
Derivatives designated as hedging instruments:
Current portion of long-term liabilities	$15,664	$4,947
Other long-term liabilities	28,743	11,291
	$44,407	$16,238

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of June 30, 2020 and 2019:

(In thousands)	For the Three Months Ended		For the Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$5,020	$16,144	$32,772	$16,144
Gain (loss) related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(3,482)	$160	$(4,603)	$160

14.  Earnings (Loss) Per Share

We use the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of Common Stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of Common Stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of Common Stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses.  Following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$28,511	$18,137	$(169,595)	$22,351
Net income allocated to unvested restricted stock	(20)	(93)	—	(77)
Net income (loss) allocated to shares of Common Stock	$28,491	$18,044	$(169,595)	$22,274

Denominator:
Shares used for basic income (loss) per share	48,711	47,790	48,662	45,165
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	8	93	—	110
Restricted stock units	75	578	—	444
Shares used for diluted income (loss) per share (1)	48,794	48,461	48,662	45,719

Earnings (loss) per share:
Basic	$0.59	$0.38	$(3.49)	$0.49
Diluted (1)	$0.58	$0.37	$(3.49)	$0.49

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	235	71	202	76
Restricted stock units	750	288	544	172
Restricted stock awards	32	128	35	64
Performance-based stock units	95	—	64	—
Market-based stock units	49	—	25	—

(1)	The impact of potentially dilutive securities for the six months ended June 30, 2020 was not considered because the impact would be anti-dilutive.

Market stock units and performance stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

15. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2020:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $8,370	(24,402)
Amounts reclassified from accumulated OCI, net of tax of $1,175	3,428
Accumulated OCI, net of tax, as of June 30, 2020	$(33,065)

The following table presents details about reclassifications out of accumulated OCI for the six months ended June 30, 2020:

(In thousands)	Six Months Ended June, 2020	Statement of Operations Classification
Interest rate swaps	$4,603	Interest expense
	(1,175)	Income tax expense
	$3,428	Net of tax

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

Segment Revenues, Profit or Loss, and Assets

Our chief operating decision maker evaluates performance and allocates resources based on each segment’s EBITDA excluding acquisition and integration costs, impairment loss, restructuring and related charges, CEO transition costs, and direct, incremental costs related to COVID-19.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between the segments primarily consist of payments made by one segment on behalf of the other segment, which are recorded as current assets and eliminated in consolidation. Intersegment revenues and costs related to Wisely Well totaled $1.9 million for the three and six months ended June 30, 2020. The following tables present information about reported segment revenues and profit or loss, net of intersegment eliminations, as well as reconciliations of each such amount to consolidated totals:

(In thousands)
	Three Months Ended June 30,
	2020			2019
	Healthcare	Nutrition	Total Segments	Healthcare	Nutrition	Total Segments
Revenues	$81,923	$180,675	$262,598	$157,481	$182,896	$340,377	(1)

Consolidated income before income taxes			$34,618			$26,252

Acquisition and integration costs			2,049			8,999
Impairment loss			—			—
CEO transition costs			1,745			—
COVID-19 costs			1,260			—
Restructuring and related charges			1,009			2,352
Interest expense			21,235			23,661
Depreciation and amortization			12,919			9,084
Adjusted EBITDA	$41,472	$33,363	$74,835	$35,681	$34,667	$70,348

(In thousands)
	Six Months Ended June 30,
	2020			2019
	Healthcare	Nutrition	Total Segments	Healthcare	Nutrition	Total Segments
Revenues	$241,615	$358,638	$600,253	$314,008	$240,463	$554,471	(1)

Consolidated income (loss) before income taxes			$(178,633)			$35,834

Acquisition and integration costs			4,844			26,049
Impairment loss			199,500			—
CEO transition costs			4,332			—
COVID-19 costs			1,260			—
Restructuring and related charges			1,752			3,943
Interest expense			42,898			31,328
Depreciation and amortization			27,682			12,666
Adjusted EBITDA	$71,719	$31,916	$103,635	$61,810	$48,010	$109,820

(1)	The figure for total segments equals the consolidated figure for such item.

Our total assets by segment were as follows:

(In thousands)	June 30, 2020	December 31, 2019
Healthcare	$527,353	$526,013
Nutrition	853,817	1,099,892
Total assets	$1,381,170	$1,625,905

Concentrations of Risk

As of June 30, 2020, we were subject to concentration of revenue risk related to the services that we provide.  For the three and six months ended June 30, 2020, a significant portion (19% and 28%, respectively) of our consolidated revenues was derived from our SilverSneakers senior fitness offering, in which a meaningful amount of our fees is earned based on member visits to fitness partner locations.  Due to widespread closures of our partner locations beginning in March 2020 related to the COVID-19 pandemic, there was a significant decrease in member participation and the related revenues during March 2020, with visits decreasing sharply by the end of March. A substantial number of our fitness partner locations remained closed for at least a portion of the second quarter.  During the second quarter of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues in our Healthcare segment.  These adverse impacts to revenue were somewhat mitigated by a reduction in cost of services as our visit costs decreased in a corresponding manner.

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

Recent Developments

In January 2020, the Secretary of HHS declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19”.  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, and COVID-19 continues to spread throughout the United States and other countries.  Many state and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders and social distancing guidelines for individuals. Such measures have resulted in significantly reduced demand for many businesses that have continued in operation.

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on the results of operations in our Healthcare segment for the first quarter of 2020 because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location. A substantial number of our fitness partner locations remained closed through April, with some locations reopening in May and additional locations reopening in June.  For the month of June 2020, approximately 66% of our fitness partner locations reported at least one visit from our SilverSneakers program.  For the second quarter of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues in our Healthcare segment.  We are unable to predict with certainty how many of our fitness partner locations will be open in the future and for what duration, or the level of member participation at our fitness partner locations.

We do not believe that COVID-19-related developments had a material impact on the results of operations or cash flows of our Nutrition segment for the first or second quarters of 2020.  While overall we did not experience any significant disruptions, interruptions, or increased costs related to our supply chain, inventory, or distribution channels as a result of COVID-19, we experienced delays in fulfilling orders for our Nutrition segment’s products at certain of our warehouses due to some employees of our fulfillment provider testing positive for COVID-19.  As a result, we incurred incremental expense of $1.3 million in the second quarter related to increased labor rates and overtime for employees of our fulfillment provider as well as additional shipping and related charges as we transferred the fulfillment of certain orders to other warehouses that were farther from the customer’s delivery destination.

We have taken a number of actions in response to the pandemic, including the following:

•

Given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75 million under our Revolving Credit Facility as a precautionary measure to increase our cash position and maintain financial flexibility.  We repaid such $75 million in full in June 2020.  As of June 30, 2020, outstanding debt under our Credit Agreement was $1,012.3 million, and we had $60.3 million of cash and cash equivalents.  In July 2020, we repaid $24.8 million of principal on the term loans under our Credit Agreement, resulting in our next required quarterly installment being due in December 2021. While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.

•

We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include implementing remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations.

•

We are focused on preserving our liquidity and managing our cash flow, including, but not limited to, managing our working capital, optimizing tax savings under the CARES Act, curtailing capital expenditures, reducing discretionary spending, and reducing compensation costs.

o

In April 2020, we furloughed 13% of our approximately 1,000 employees.  In June 2020, some of these furloughed employees’ positions were eliminated (in addition to other position eliminations, resulting in approximately 8% of our employees being terminated), and we extended the furlough for substantially all of the remaining furloughed employees through the end of 2020. Also in June 2020, we placed an additional 2% of our total employees on furlough through the end of 2020.

o

Also in April 2020, the Compensation Committee of the Company’s Board approved a 25% reduction in base salary for the Company’s executive officers and certain other employees for the period from April 20, 2020 through August 23, 2020.  In June 2020, the Compensation Committee determined to extend such reductions in base salary through December 31, 2020.  Additionally, the Board approved a 100% reduction in the annual cash retainer and annual committee retainers payable to non-management members of the Board who stood for reelection at the 2020 Annual Meeting of Stockholders (except for Daniel G. Tully who does not receive compensation for his service on the Board) for a period of four months, beginning May 1, 2020 or as soon thereafter as reasonably practicable.  In June 2020, the Board determined to extend such reduction in cash compensation to the Board through December 31, 2020.

o	Effective at the end of July 2020, the Compensation Committee suspended the Company matching contribution to the Company’s 401(k) plan.

o

The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increases the Company’s allowable interest expense deduction and results in significantly less taxable income for the years ended 2019 and 2020, resulting in less cash taxes owed for these years.  In addition, the CARES Act allows net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  In July 2020, we filed a refund claim of $8.2 million under such NOL carryback provision.

As a result of the COVID-19 pandemic, in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment. There were no impairment triggers during the second quarter of 2020 related to our goodwill or indefinite-lived intangible assets.

Overview

Tivity Health, Inc., founded and incorporated in Delaware in 1981, is a leading provider of healthy life-changing solutions, including SilverSneakers, Nutrisystem, Prime Fitness, Wisely Well, South Beach Diet, and WholeHealth Living.  On March 8, 2019, we completed our acquisition of Nutrisystem, Inc. (“Nutrisystem”), a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.

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

As part of our Healthcare segment, SilverSneakers is offered to members of Medicare Advantage and Medicare Supplement plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass more than 16,000 partner locations and approximately 1,000 alternative virtual and physical locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 24,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•

impacts from the COVID-19 pandemic (including the response of governmental authorities to combat and contain the pandemic, the closure of fitness centers in our national network (or operational restrictions imposed on such fitness centers), and potential reclosures as a result of recent surges in positive COVID-19 cases) on our business, operations or liquidity;

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

•

the risks associated with changes in macroeconomic conditions (including the impacts of any recession or changes in consumer spending resulting from the COVID-19 pandemic), widespread epidemics, pandemics (such as the current COVID-19 pandemic) or other outbreaks of disease, geopolitical turmoil, and the continuing threat of domestic or international terrorism;

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

•

the risks associated with changes to traditional office-centered business processes and/or conducting operations out of the office in a work-from-home or remote model during adverse situations (e.g., during a crisis, disaster, or pandemic), which may result in additional costs and/or may negatively impact productivity and cause other disruptions to our business;

•	the effectiveness of the reorganization of our business (including the 2020 COVID Restructuring Plan) and our ability to realize the anticipated benefits;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

•	the impact of legal proceedings involving us and/or our subsidiaries, products, or services, including any claims related to intellectual property rights;

•	our ability to enforce our intellectual property rights;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of our Healthcare segment customers, many of whom are health plans;

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

•

loss of, or disruption in the business of, any of our food suppliers or our fulfillment provider, or disruptions in the shipping of our food products for our Nutrition segment (including as a result of the COVID-19 pandemic);

•	the impact of claims that our Nutrition segment personnel are unqualified to provide proper weight loss advice;

•	the impact of health- or advertising-related claims by our Nutrition segment customers or competitors;

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	loss of any of our Nutrition segment third-party retailer agreements and any obligations associated with such loss;

•	our ability to continue to develop innovative weight loss programs and enhance our existing programs, or the failure of our programs to continue to appeal to the market;

•	the impact of claims from our Nutrition segment competitors regarding advertising or other marketing practices;

•	our ability to develop and commercially introduce new products and services;

•	our ability to receive referrals for sales of our programs in the Nutrition segment from existing Nutrition segment customers, a decline in which could adversely impact our customer acquisition costs;

•	failure to attract spokespersons or negative publicity with respect to any of our spokespersons;

•	our ability to anticipate change and respond to emerging trends for customer preferences and the impact of the same on demand for our services and products;

•	the seasonality of the business of our Nutrition segment, particularly with respect to diet season;

•	negative publicity with respect to the weight loss industry;

•	the impact of increased governmental regulation on our Nutrition segment;

•	a significant portion of our Nutrition segment revenue depends on our ability to sustain subscriptions of our Nutrition segment’s programs, and cancellations could impact our future operating results;

•	claims arising from the sale of ingested products; and
•	other risks detailed in this report and our other filings with the Securities and Exchange Commission.

We undertake no obligation to update or revise any such forward-looking statements.

Business Strategy

Tivity Health’s integrated portfolio of healthy life-changing solutions supports overall health and wellness programs, which we believe are critical to our health plan and employer-based customers.  On May 6, 2020, we announced that the Board has decided to explore strategic alternatives with regard to our Nutrition business unit, including a possible transaction. We can give no assurance as to whether we will be able to identify any strategic alternatives that are likely to increase value to our stockholders.  In the event that we determine to pursue a sale of the Nutrition business unit, we may be unable to secure a buyer or, if we do so, such sale transaction may not be at a price that is favorable to us. Speculation regarding any developments related to the review of strategic alternatives for our Nutrition business unit and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.  We have not set a specific timetable for the conclusion of this process.  Notwithstanding the exploration of strategic alternatives, our near-term strategy for the Nutrition business unit is to maximize opportunities to better serve our customers and grow our business as well as prepare for a successful 2021 diet season.  For the Healthcare business unit, we will continue to focus on adding new members, building engagement and participation among current eligible members (including expansion and enhancement of our digital offerings and virtual exercise classes during and beyond the duration of the COVID-19 pandemic), and collaborating with health plans and other partners to introduce new products and services.  In addition, we expect that the Healthcare business unit will continue to use the Wisely Well brand and to support our health plan partners with nutrition offerings such as home meal delivery to seniors or members recently discharged from the hospital as well as nutritional support for members with chronic conditions.

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

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $2.0 million and $1.8 million at June 30, 2020 and December 31, 2019, respectively.

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

Except for two tradenames that have an indefinite life and are not subject to amortization, we amortize identifiable intangible assets over their estimated useful lives on a straight-line or accelerated basis based on the period for which the economic benefits of the asset are expected to be realized. We assess the potential impairment of intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying values may not be recoverable. If we determine that the carrying value of other identifiable intangible assets may not be recoverable, we calculate any impairment using an estimate of the asset's fair value based on the estimated price that would be received to sell the asset in an orderly transaction between market participants.

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

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and six months ended June 30, 2020 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the three and six months ended June 30, 2020, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare

Supplement plans, comprised approximately 60% and 71%, respectively, of revenues in the Healthcare segment, while revenue from our Prime Fitness program comprised approximately 23% and 21%, respectively of revenues in the Healthcare segment, and our WholeHealth Living program comprised approximately 6% and 4%, respectively, of revenues in the Healthcare segment.  Other revenues, which were earned from health plans and a large employer, comprised 11% and 4% of our revenues for the three and six months ended June 30, 2020, respectively.

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

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the three and six months ended June 30, 2020 was $4.1 million and $9.3 million, respectively. The provision for estimated returns for the three and six months ended June 30, 2019 was $5.6 million and $7.0 million, respectively.  The reserve for estimated returns incurred but not received and processed was $1.4 million and $0.8 million at June 30, 2020 and December 31, 2019, respectively, and has been included in accrued liabilities in the accompanying consolidated balance sheet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In $000s)	2020	2019	2020	2019
Healthcare segment:
Revenues	$81,923	$157,481	$241,615	$314,008
Adjusted EBITDA	41,472	35,681	71,719	61,810
Adjusted EBITDA as a percentage of revenues	50.6%	22.7%	29.7%	19.7%
Nutrition segment:
Revenues	$180,675	$182,896	$358,638	$240,463
Adjusted EBITDA	33,363	34,667	31,916	48,010
Adjusted EBITDA as a percentage of revenues	18.5%	19.0%	8.9%	20.0%

•

Revenues – we review year-over-year changes in revenue by segment as a key measure of our success in growing our business.  In addition to measuring revenue by segment, we also measure and report revenue by program type or source of revenue, as detailed in Note 3 of the notes to the consolidated financial statements included in this report, i.e., SilverSneakers, Prime Fitness, WholeHealth Living, Other, Nutrisystem direct to consumer, South Beach Diet direct to consumer, retail, and QVC.  Evaluating revenue by program type or source helps us identify and address changes in product mix, broad market factors that may affect our revenues, and opportunities for future growth.

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

•

Free cash flow is a non-GAAP measure and is defined by the Company as net cash flows provided by operating activities less acquisition of property and equipment.  We believe free cash flow is useful to management and investors to measure (i) our performance, (ii) the strength of the Company and its ability to generate cash, and (iii) the amount of cash that is available to repay debt or make other investments.  A reconciliation of free cash flow to cash flows from operating activities (the most comparable U.S. GAAP measure) is set forth below.

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash flows provided by operating activities	$130,943	$49,599
Acquisition of property and equipment	(10,362)	(8,918)
Free cash flow	$120,581	$40,681

Outlook

Although there is significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, including the duration of the outbreak, the timing and duration of our fitness partner locations being open, the impact on member participation in our SilverSneakers programs, and the ultimate medium- and long-term impact of the pandemic on the global economy, we expect our results of operations for the short term to be adversely impacted by COVID-19, primarily in our Healthcare segment, when compared to the same periods in the prior year and to our expectations at the beginning of 2020.  For the Nutrition segment, we expect revenues for the third quarter of 2020 to decrease compared to the second quarter of 2020 due to normal seasonality in this business.

Executive Overview of Results

The key financial results for the three and six months ended June 30, 2020 are:

•

Revenues of $262.6 million for the three months ended June 30, 2020, including $81.9 million from the Healthcare segment and $180.7 million from the Nutrition segment, compared to revenues of $340.4 million for the three months ended June 30, 2019, including $157.5 million from the Healthcare segment and $182.9 million from the Nutrition segment.

•

Revenues of $600.3 million for the six months ended June 30, 2020, including $241.6 million from the Healthcare segment and $358.6 million from the Nutrition segment, compared to revenues of $554.5 million for the six months ended June 30, 2019, including $314.0 million from the Healthcare segment and $240.5 million from the Nutrition segment.

•

Pre-tax income of $34.6 million for the three months ended June 30, 2020 compared to $26.3 million for the three months ended June 30, 2019.  Pre-tax income for the three months ended June 30, 2020 includes:

o

$51.1 million of marketing expenses, including $50.3 million attributable to the Nutrition segment, compared to $54.6 million for the same period in 2019, which included $50.6 million attributable to the Nutrition segment;

o	$21.2 million of interest expense compared to $23.7 million for the same period in 2019;
o	$7.1 million of amortization expense compared to $4.4 million for the same period in 2019;
o	$2.0 million of transition, acquisition, and integration costs compared to $9.0 million for the same period in 2019;
o	$1.7 million of CEO transition costs compared to $0 for the same period in 2019;
o	$1.3 million of COVID-19 costs compared to $0 for the same period in 2019; and
o	$1.0 million of restructuring and related charges compared to $2.4 million for the same period in 2019.

•

Pre-tax loss of ($178.6) million for the six months ended June 30, 2020 compared to pre-tax income of $35.8 million for the six months ended June 30, 2019.  Pre-tax loss for the six months ended June 30, 2020 includes:

o	$199.5 million of impairment loss, all of which was attributable to the Nutrition segment, compared to $0 for the same period in 2019;
o

$138.2 million of marketing expenses, including $130.1 million attributable to the Nutrition segment, compared to $78.8 million for the same period in 2019, which included $65.5 million attributable to the Nutrition segment;

o	$42.9 million of interest expense compared to $31.3 million for the same period in 2019;
o	$16.2 million of amortization expense compared to $5.8 million for the same period in 2019;
o	$4.8 million of transition, acquisition, and integration costs compared to $26.0 million for the same period in 2019;
o	$4.3 million of CEO transition costs compared to $0 for the same period in 2019;
o	$1.8 million of restructuring and related charges compared to $3.9 million for the same period in 2019; and
o	$1.3 million of COVID-19 costs compared to $0 for the same period in 2019.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 expressed as a percentage of revenues from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	45.0%	57.2%	52.9%	60.4%
Marketing expenses	19.5%	16.0%	23.0%	14.2%
Selling, general and administrative expenses	8.9%	8.7%	8.6%	10.3%
Depreciation and amortization	4.9%	2.7%	4.6%	2.3%
Impairment loss	—	—	33.2%	—
Restructuring and related charges	0.4%	0.7%	0.3%	0.7%
Operating income (loss) (1)	21.3%	14.7%	(22.6)%	12.1%

Interest expense	8.1%	7.0%	7.1%	5.7%
Income (loss) before income taxes (1)	13.2%	7.7%	(29.8)%	6.5%
Income tax expense	2.3%	2.4%	(1.5)%	2.4%
Net income (loss) (1)	10.9%	5.3%	(28.3)%	4.0%

(1)	Figures may not add due to rounding.

Revenues

Revenues were $262.6 million for the second quarter of 2020 compared to $340.4 million for the second quarter of 2019, including the following revenues by segment:

•

Healthcare segment revenues were $81.9 million for the second quarter of 2020 compared to $157.5 million for the second quarter of 2019, a decrease of $75.6 million, primarily as a result of a net decrease in SilverSneakers revenue of $73.7 million driven by a decrease in revenue-generating visits for the second quarter of 2020 due to the COVID-19 pandemic, which resulted in the closure of substantially all of our fitness partner locations beginning in March 2020. While some of these locations reopened in May and additional locations reopened in June of 2020, the average monthly total participation levels of our members after such locations reopened were significantly lower than in the second quarter of 2019.  As a result, revenues from PMPM fees represented 88% of SilverSneakers revenue for the second quarter of 2020, compared to 33% for the second quarter of 2019.  In addition, revenue from Prime Fitness decreased by $10.7 million due to a decrease in paid subscribers for the second quarter of 2020 compared to the second quarter of 2019.  These decreases were partially offset by an increase of $6.8 million during the second quarter of 2020 from a program with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic. We do not expect revenue from this program to recur at this level in future quarters.

•

Nutrition segment revenues were $180.7 million for the second quarter of 2020 compared to $182.9 million for the second quarter of 2019, a decrease of $2.2 million, primarily due to decreases in revenue from South Beach Diet and retail of $5.8 million and $4.8 million, respectively, mostly offset by an increase in Nutrisystem direct to consumer revenue of $9.1 million, primarily driven by higher revenue from new customers in their initial diet cycle ($11.5 million), partially offset by lower revenue from reactivation of former customers ($2.4 million).

Revenues were $600.3 million for the six months ended June 30, 2020 compared to $554.5 million for the six months ended June 30, 2019, including the following revenues by segment:

•

Healthcare segment revenues were $241.6 million for the six months ended June 30, 2020 compared to $314.0 million for the six months ended June 30, 2019, a decrease of $72.4 million, primarily as a result of a net decrease in SilverSneakers revenue of $75.2 million driven by a decrease in revenue-generating visits in 2020 due to the COVID-19 pandemic, which resulted in the closure of substantially all of our fitness partner locations beginning in March 2020. While some of these locations reopened in May and additional locations reopened in June of 2020, the average participation level of our members after such locations reopened was significantly lower than in the comparable period in 2019.  As a result, revenues from PMPM fees represented 51% of SilverSneakers revenue for the six months ended June 30, 2020, compared to 33% for the same period in 2019.  In addition, revenue from Prime Fitness decreased by $6.6 million due to a decrease in paid subscribers for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases were partially offset by an increase of $6.8 million during the second quarter of 2020 from a program with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic. We do not expect revenue from this program to recur at this level in future quarters.

•

Nutrition segment revenues were $358.6 million for the six months ended June 30, 2020 compared to $240.5 million for the second quarter of 2019, primarily due to the acquisition of Nutrisystem on March 8, 2019.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) (“Cost of Revenue”) was $118.2 million, or 45.0% of revenues, for the second quarter of 2020 compared to $194.8 million, or 57.2% of revenues, for the second quarter of 2019, including the following Cost of Revenue by segment:

•

For the Healthcare segment, Cost of Revenue was $33.8 million, or 41.3% of revenues, for the second quarter of 2020 compared to $111.1 million, or 70.5% of revenues, for the second quarter of 2019, primarily due to a higher mix of revenues from PMPM fees in the second quarter of 2020, as noted above, coupled with a decrease in visit costs due to the temporary closure of fitness partner locations and a decline in average monthly total participation levels (compared to the same period in 2019) after such locations reopened.

•

For the Nutrition segment, Cost of Revenue was $84.4 million, or 46.7% of revenues, for the second quarter of 2020 compared to $83.7 million, or 45.8% of revenues, for the second quarter of 2019, primarily due to (i) incremental expense due to the COVID-19 pandemic as discussed under “Recent Developments” and (ii) increased food costs and changes in program mix to more premium products. These increases were partially offset by a decrease in acquisition and integration costs.

Cost of Revenue was $317.4 million, or 52.9% of revenues, for the six months ended June 30, 2020 compared to $335.1 million, or 60.4% of revenues, for the six months ended June 30, 2019, including the following Cost of Revenue by segment:

•

For the Healthcare segment, Cost of Revenue was $149.0 million, or 61.6% of revenues, for the six months ended June 30, 2020 compared to $224.9 million, or 71.6% of revenues, for the six months ended June 30, 2019, primarily due to a higher mix of revenues from PMPM fees in 2020, as noted above, coupled with a decrease in visit costs due to the temporary closure of fitness partner locations and a decline in average monthly total participation levels (compared to the same period in 2019) after such locations reopened.

•

For the Nutrition segment, Cost of Revenue was $168.4 million, or 47.0% of revenues, for the six months ended June 30, 2020 compared to $110.2 million, or 45.8% of revenues, for the six months ended June 30, 2019, primarily due to (i) incremental expense due to the COVID-19 pandemic as discussed under “Recent Developments”, (ii) increased food costs and changes in program mix to more premium products, and (iii) promotional activity. These increases were partially offset by a decrease in acquisition and integration costs.

Marketing Expenses

Marketing expenses were $51.1 million, or 19.4% of revenues, for the second quarter of 2020 compared to $54.6 million, or 16.0% of revenues, for the second quarter of 2019, including the following marketing expenses by segment:

•

For the Healthcare segment, marketing expenses were $0.8 million, or 0.9% of revenues, for the second quarter of 2020 compared to $4.0 million, or 2.5% of revenues, for the second quarter of 2019, primarily due to decreased spending in the second quarter of 2020 on SilverSneakers advertising and media campaigns compared to the second quarter of 2019.

•

For the Nutrition segment, marketing expenses as a percentage of revenues did not change materially from the second quarter of 2019 ($50.6 million, or 27.7% of revenues) to the second quarter of 2020 ($50.3 million, or 27.9% of revenues).

Marketing expenses were $138.2 million, or 23.0% of revenues, for the six months ended June 30, 2020 compared to $78.8 million, or 14.2% of revenues, for the six months ended June 30, 2019, including the following marketing expenses by segment:

•

For the Healthcare segment, marketing expenses were $8.1 million, or 3.3% of revenues, for the six months ended June 30, 2020 compared to $13.2 million, or 4.2% of revenues, for the six months ended June 30, 2019, primarily due to decreased spending during the six months ended June 30, 2020 on SilverSneakers advertising and media campaigns compared to the six months ended June 30, 2019.

•

For the Nutrition segment, marketing expenses were $130.1 million, or 36.3% of revenues, for the six months ended June 30, 2020 compared to $65.5 million, or 27.2% of revenues, for the six months ended June 30, 2019, primarily due to a disproportionate amount of annual marketing expenses being incurred in January and February of each year (the beginning of diet season), and in 2019, these expenses were incurred prior to our acquisition of Nutrisystem on March 8, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $23.5 million, or 8.9% of revenues, for the second quarter of 2020 compared to $29.7 million, or 8.7% of revenues, for the second quarter of 2019, including the following SG&A expenses by segment:

•

For the Healthcare segment, SG&A expenses were $8.9 million, or 10.9% of revenues, for the second quarter of 2020 compared to $11.1 million, or 7.1% of revenues, for the second quarter of 2019, primarily due to (i) the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue and (ii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020.  These increases were partially offset by a decrease in transition, acquisition, and integration costs from $3.5 million for the second quarter of 2019 to $1.0 million for the second quarter of 2020.

•

For the Nutrition segment, SG&A expenses were $14.6 million, or 8.1% of revenues, for the second quarter of 2020 compared to $18.6 million, or 10.1% of revenues, for the second quarter of 2019, primarily due to a decrease in transition, acquisition, and integration expenses from $3.4 million for the second quarter of 2019 to $0.5 million for the second quarter of 2020.

SG&A expenses were $51.5 million, or 8.6% of revenues, for the six months ended June 30, 2020 compared to $56.9 million, or 10.3% of revenues, for the six months ended June 30, 2019, including the following SG&A expenses by segment:

•

For the Healthcare segment, SG&A expenses were $21.0 million, or 8.7% of revenues, for the six months ended June 30, 2020 compared to $33.8 million, or 10.8% of revenues, for the six months ended June 30, 2019, primarily due to a decrease in transition, acquisition, and integration costs from $18.8 million for the six months ended June 30, 2019 to $2.6 million for the six months ended June 30, 2020.  This decrease was partially offset by (i) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020 and (ii) the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue.

•

For the Nutrition segment, SG&A expenses were $30.5 million, or 8.5% of revenues, for the six months ended June 30, 2020 compared to $23.1 million, or 9.6% of revenues, for the six months ended June 30, 2019, primarily due to a decrease in transition, acquisition, and integration expenses from $4.3 million for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020.

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

Restructuring and Related Charges

2019 Restructuring Plan

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support ("2019 Restructuring Plan").  The 2019 Restructuring Plan concluded during the first quarter of 2020.  For the three and six months ended June 30, 2019, we incurred restructuring charges of $2.4 million and $3.9 million, respectively, related to the 2019 Restructuring Plan, of which $0.8 million and $1.8 million, respectively, related to the Healthcare segment and $1.6 million and $2.1 million, respectively, related to the Nutrition segment.  For the six months ended June 30, 2020, we incurred restructuring charges of $0.7 million related to the 2019 Restructuring Plan, of which $0.5 million related to the Healthcare segment and $0.2 million related to the Nutrition segment.  To date, we have incurred restructuring charges of $7.8 million related to the 2019 Restructuring Plan, of which $2.4 million related to the Healthcare segment and $5.4 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings in 2020 of approximately $19.5 million, with $6.7 million relating to the Healthcare segment and $12.8 million relating to the Nutrition segment.

2020 COVID Restructuring Plan

During the second quarter of 2020, we began a reorganization plan primarily related to eliminating certain compensation costs in response to the COVID-19 pandemic in order to preserve our liquidity and manage our cash flows (“2020 COVID Restructuring Plan”).  To date, and for the three and six months ended June 30, 2020, we incurred restructuring charges of $1.0 million related to the 2020 COVID Restructuring Plan, of which $0.8 million related to the Healthcare segment and $0.2 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2020 COVID Restructuring Plan is expected to result in total annualized savings at target performance of approximately $7.5 million, with $6.0 million relating to the Healthcare segment and $1.5 million relating to the Nutrition segment.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.8 million for the second quarter of 2020 compared to the second quarter of 2019, primarily due to increased amortization expense on intangible assets in the Nutrition segment due to an adjustment to the customer list intangible asset to finalize the preliminary purchase price allocation during the fourth quarter of 2019 based on information obtained regarding facts and circumstances that existed as of the acquisition date.

Depreciation and amortization expense increased by $15.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the acquisition of Nutrisystem on March 8, 2019, which resulted in additional depreciation and amortization expense in 2020 attributable to the acquisition of Nutrisystem’s property and equipment as well as intangible assets recorded in connection with the acquisition.

Interest Expense

Interest expense decreased by $2.4 million for the second quarter of 2020 compared to the second quarter of 2019, primarily due to a lower level of outstanding borrowings in 2020 under the Credit Agreement (as defined below).

Interest expense increased by $11.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to our entering into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swingline lender, on March 8, 2019, including term loans with an initial borrowing of $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 8 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of June 30, 2020, outstanding debt under the Credit Agreement was $1.0 billion, and we had $60.3 million of cash and cash equivalents.

As of June 30, 2020, we had a working capital deficit of $5.7 million. While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures (which we currently plan to curtail for the remainder of 2020) for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions.  As of June 30, 2020, availability under the Revolving Credit Facility totaled $124.5 million as calculated under the most restrictive covenant.

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

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through June 30, 2020, we made payments of $125.0 million on the Term Loans, which included prepayments of all amounts due through March 31, 2021, excluding any Excess Cash Flow Payments that may be required, as described below.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021. As of June 30, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 4.08.

In July 2020, we repaid $24.8 million of principal on the term loans under our credit agreement, resulting in our next required quarterly installment being due in December 2021.  Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, our fitness partner locations reopening and/or remaining open and the average monthly total participation levels of our members at such locations, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months; however, given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, there are potential scenarios under which we could fail to comply with the Net Leverage Ratio covenant.  Our failure to comply with the Net Leverage Ratio covenant would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio, which could include seeking an amendment to or waiver of the Net Leverage Ratio covenant if necessary.

Cash Flows Provided by Operating Activities

Operating activities during the six months ended June 30, 2020 provided cash of $130.9 million compared to $49.6 million during the six months ended June 30, 2019. The increase in operating cash flow is primarily due to (i) increased collections on accounts receivable, (ii) decreased payments related to acquisition and integration costs, and (iii) decreased payments related to visit costs.  These changes were partially offset by higher interest payments related to borrowings under the Credit Agreement.

Cash Flows Used in Investing Activities

Investing activities during the six months ended June 30, 2020 used $10.4 million in cash, compared to $1,072 million during the six months ended June 30, 2019.  This change is primarily due to the acquisition of Nutrisystem in March 2019.

Cash Flows Provided by (Used In) Financing Activities

Financing activities during the six months ended June 30, 2020 used $62.8 million in cash, compared to cash provided of $1,025 million during the six months ended June 30, 2019.  This decrease is primarily due to a higher amount of net borrowings under the Credit Agreement in 2019 (compared to net payments under the Credit Agreement in 2020) and the payment of deferred loan costs in 2019, each related to the acquisition of Nutrisystem in March 2019.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $1.6 million for the six months ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2020.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2020.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in the 2019 Form 10-K, as amended and restated in its entirety in Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, is amended and restated in its entirety as follows:

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

In late 2019, COVID-19 was reported to have surfaced in Wuhan, China and has spread to other countries, including the United States. In January 2020, the Secretary of HHS declared a national public health emergency due to COVID-19, and in March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic. Many state and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders and social distancing guidelines for individuals. As a result, by March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed.  A substantial number of our fitness partner locations remained closed through April 2020.  Although some locations reopened in May 2020 and additional locations reopened in June 2020, the average monthly total participation levels of our members after such locations reopened were significantly below historical levels, thus adversely impacting revenues in our Healthcare segment during the second quarter of 2020.  We may face reclosures and/or long-term closures and other operational restrictions with respect to some or all of our Healthcare segment’s fitness partner locations for prolonged periods of time due to, among other factors, evolving governmental restrictions including public health directives, quarantine policies, or social distancing measures.  Additionally, even if fitness partner locations are open, members may avoid public gathering places because of a perceived risk of infection or risk to health, which could reduce overall demand and adversely impact their use of our services.  Because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location, this decrease in member participation has affected and could further adversely affect our business and results of operations.

Consumer spending generally may also be negatively impacted by adverse general macroeconomic conditions and reduced consumer confidence, including the impacts of any recession resulting from the COVID-19 pandemic. This may further negatively impact the number of paid subscribers in our Prime Fitness program.  In addition, it may negatively impact sales in our Nutrition segment and may cause our Nutrition segment’s direct to consumer and retail customers to purchase fewer products from us. Any significant reduction in consumer spending caused by COVID-19 and decreased consumer confidence and spending following the pandemic would likely result in a loss of sales and profits in our Nutrition segment and other material adverse effects.

The COVID-19 pandemic also has the potential to significantly impact our Nutrition segment’s supply chain, food manufacturers, distribution centers, or logistics and other service providers.  We have experienced delays and some additional costs in fulfilling orders for our Nutrition segment’s products at certain of our warehouses due to some employees of our fulfillment provider testing positive for COVID-19 and could experience similar events or delays at our other warehouses.  Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker shortages, which could result in additional disruptions or delays in shipments of our Nutrition segment’s products.

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we have implemented a work-from-home policy for our employees, which may negatively impact productivity and cause other disruptions to our business.  We closed our corporate offices and/or call centers in Franklin, Tennessee, Fort Washington, Pennsylvania and Chandler, Arizona from mid-March through May and began reopening our corporate offices on a limited basis in June as we continue to prioritize the safety and well-being of our employees. We have incurred, and may incur in the future, costs related to implementing our work-from-home policy as well as additional cleaning fees and supplies related to the COVID-19 pandemic.

The full extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot predict with certainty the duration and severity of the COVID-19 pandemic or its future impact on our business, and our estimates could change in the future.

The performance of our business (as it could further be affected by the COVID-19 pandemic) and the level of our indebtedness could prevent us from meeting the obligations under our Credit Agreement or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered the Credit Agreement.  As of June 30, 2020, outstanding debt under the Credit Agreement was $1,012.3 million.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  In the fourth quarter of 2019, we recorded impairment losses of $240.0 million and $137.1 million related to the Nutrisystem tradename and goodwill, respectively.  The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in the Company’s market capitalization and, as discussed above under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview”, in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets. During the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  At June 30, 2020, we had approximately $535.1 million and $593.5 million of goodwill and intangible assets, respectively, remaining.  Following the impairment loss, as of June 30, 2020, there is no excess of estimated fair value over carrying value (“headroom”) for the Nutrition reporting unit.  If we determine that the carrying values of our goodwill and/or intangible assets should be further impaired, we may incur additional non-cash charges to earnings, which could have a material adverse effect on our results of operations for the period in which the additional impairment occurs.

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

Our business is subject to various privacy and data security laws, regulations, and codes of conduct that apply to our business units, which may include the rules and regulations of the Payment Card Industry Data Security Standards and the Telephone Consumer Protection Act (“TCPA”).  In addition, we are Health Information Trust Alliance (“HITRUST”) Common Security Framework certified, which is an industry operating standard applied to our data security practices. Some of these state laws and regulations may be inconsistent across jurisdictions and subject to evolving and differing (sometimes conflicting) interpretations and applications. While we are using internal and external resources to monitor compliance with and to continue to modify our data processing practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This increased scrutiny may result in new interpretations of existing laws as well as new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions, thereby further impacting our business.  For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ data access and deletion requests.  Failure to comply with the CCPA may result in attorney general enforcement action and damage to our reputation. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information.  Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly skilled managerial and other personnel are critical to our future, and competition for experienced employees can be intense. Failure to successfully recruit executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring may harm our business and results of operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key newly hired employees could adversely affect our business and results of operations.

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

If our Healthcare segment customers and/or fitness partner locations choose not to renew their contracts with us (which occurs from time to time), our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives (including as a result of increased unemployment and the resulting loss of health insurance coverage) could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations.  Moreover, the businesses of our fitness partner locations have been and will likely continue to be adversely affected by the closure of locations, any public health directives, or social distancing measures applicable upon reopening of locations and reduced overall consumer demand for fitness center use as a result of the COVID-19 pandemic.  If a significant portion of our fitness partner network is unable to return to normal operations within a reasonable period of time as a result of financial or operational stresses brought on by the COVID-19 pandemic, we may be unable to make alternative arrangements with substitute fitness partners on favorable terms or at all.

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

The healthcare industry is subject to various political, regulatory, scientific, and technological influences. Efforts at federal and state levels of government have resulted in laws and regulations intended to effect significant change within the healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), the most prominent of these efforts, affects coverage, delivery, and reimbursement of healthcare services. Among other effects, several of its provisions may increase the costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA eliminates pre-existing condition exclusions by commercial health plans, bans annual benefit limits, and mandates minimum medical loss ratios for health plans.  On April 27, 2020, the United States Supreme Court held that Congress owes health insurers approximately $12 billion as startup costs incurred in the first three years of the ACA.  Since this decision, judgments and stipulations for judgment have been entered for individual insurers identifying the amount owed by the federal government.

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

Further, the COVID-19 pandemic (or another regional or global epidemic or pandemic, depending upon its location, duration and severity), could severely affect our Nutrition segment’s business, including as a result of impacts associated with preventive and precautionary measures that we and other businesses and governments may take. A regional or global epidemic or pandemic could also adversely affect our business by disrupting the operations of our call center, creating negative popular sentiment among consumers of delivered food, or by disrupting or delaying our third-party providers' ability to, among other things (i) supply the products that we sell as well as packaging materials, (ii) fulfill and deliver Nutrition segment customer orders and (iii) provide Internet and networking services.  In addition, any significant change in the pricing or payment terms that we have with our third-party providers could adversely affect our liquidity. The COVID-19 pandemic has caused, and may cause in the future, delays in fulfilling orders for our Nutrition segment’s products at our warehouses due to employees of our fulfillment provider testing positive for COVID-19.  Due to the COVID-19 pandemic, we have incurred, and may incur in the future, charges related to increased labor rates and overtime for employees of our fulfillment provider, as well as additional shipping and related charges if it is necessary to transfer the fulfillment of certain orders to other warehouses that are farther from the customer’s delivery destination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The stock repurchase activity for the second quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2020 - 4/30/2020	66	$5.27	—	$—
5/1/2020 - 5/31/2020	589	5.35	—	—
6/1/2020 - 6/30/2020	—	—	—	—
Total	655	$5.34
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our Common Stock during the three months ended June 30, 2020.

Item 6. Exhibits

(a)	Exhibits

10.1

Employment Agreement by and between the Company and Richard M. Ashworth, dated May 20, 2020 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.2

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth (Inducement Award), dated June 1, 2020 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.3

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.4

Form of Market Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer.*

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer.*

32

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer, and Adam Holland, Chief Financial Officer.*

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101 hereto).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	August 7, 2020	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)