Form 10-Q
period 2020-09-30
TIVITY HEALTH, INC.
filed 2020-11-06
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 3, 2020, there were outstanding 48,619,846 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$56,440	$2,486
Accounts receivable, net	36,952	97,596
Inventories	21,416	36,407
Prepaid expenses	14,046	18,255
Other current assets	9,145	6,993
Total current assets	137,999	161,737

Property and equipment, net of accumulated depreciation of $59,531 and $42,510 respectively	49,205	52,909
Right-of-use assets, operating leases	32,071	41,518
Right-of-use assets, finance leases	1,195	1,680
Intangible assets, net	586,428	689,686
Goodwill, net	468,937	654,635
Other assets	20,940	23,740
Total assets	$1,296,775	$1,625,905

Current liabilities:
Accounts payable	$34,695	$46,480
Accrued salaries and benefits	10,260	13,071
Accrued liabilities	44,471	56,068
Deferred revenue	14,583	12,037
Current portion of operating lease liabilities	13,390	13,131
Current portion of finance lease liabilities	654	624
Current portion of other long-term liabilities	15,140	4,947
Total current liabilities	133,193	146,358

Long-term debt	974,758	1,048,127
Long-term operating lease liabilities	20,297	30,321
Long-term finance lease liabilities	585	1,080
Long-term deferred tax liability	136,739	160,846
Other long-term liabilities	28,962	12,263

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 48,616,619 and 48,156,786 shares outstanding, respectively	48	48
Additional paid-in capital	509,850	504,419
Accumulated deficit	(449,257)	(237,284)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(30,218)	(12,091)
Total stockholders' equity	2,241	226,910
Total liabilities and stockholders' equity	$1,296,775	$1,625,905

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Services	$95,393	$159,979	$334,941	$473,987
Products	159,516	143,918	520,221	384,382
Total revenues	254,909	303,897	855,162	858,369

Cost of revenue:
Services (exclusive of depreciation of $2,486, $1,461, $6,515 and $4,320, respectively, included below)	47,511	111,666	194,545	336,581
Products (exclusive of depreciation and amortization of $8,769, $6,409, $28,049 and $13,896, respectively, included below)	75,296	66,974	245,659	177,155
Total cost of revenue	122,807	178,640	440,204	513,736

Marketing expenses	44,509	46,719	182,686	125,470
Selling, general and administrative expenses	26,723	26,958	78,203	83,810
Depreciation and amortization	13,315	9,700	40,997	22,366
Impairment loss	66,198	—	265,698	—
Restructuring and related charges	1,136	281	2,888	4,225
Operating income (loss)	(19,779)	41,599	(155,514)	108,762

Interest expense	20,395	23,006	63,294	54,334
Income (loss) before income taxes	(40,174)	18,593	(218,808)	54,428

Income tax expense (benefit)	2,243	4,673	(6,795)	18,157
Net income (loss)	(42,417)	13,920	(212,013)	36,271

Earnings (loss) per share:
Basic	$(0.87)	$0.29	$(4.35)	$0.79
Diluted (1)	$(0.87)	$0.29	$(4.35)	$0.78

Comprehensive income (loss)	$(39,570)	$10,081	$(230,140)	$20,196

Weighted average common shares and equivalents:
Basic	48,783	47,923	48,702	45,996
Diluted (1)	48,783	48,584	48,702	46,585

(1)	The impact of potentially dilutive securities for the three and nine months ended September 30, 2020 was not considered because the impact would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(42,417)	$13,920	$(212,013)	$36,271
Net change in fair value of interest rate swaps, net of income tax (expense) benefit of ($977), $1,276, $6,218 and $5,344, respectively	2,847	(3,839)	(18,127)	(16,075)
Comprehensive income (loss)	$(39,570)	$10,081	$(230,140)	$20,196

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2019	$—	$47	$497,789	$71,888	$(28,182)	$(12,236)	$529,306
Comprehensive income (loss)	—	—	—	13,920	—	(3,839)	10,081
Exercise of stock options	—	1	329	—	—	—	330
Tax withholding for share-based compensation	—	—	(328)	—	—	—	(328)
Share-based employee compensation expense	—	—	6,009	—	—	—	6,009
Balance, September 30, 2019	$—	$48	$503,799	$85,808	$(28,182)	$(16,075)	$545,398

Balance, December 31, 2018	$—	$41	$347,487	$49,655	$(28,182)	$—	$369,001
Comprehensive income (loss)	—	—	—	36,271	—	(16,075)	20,196
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation Replacement Awards related to Merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	1	700	—	—	—	701
Tax withholding for share-based compensation	—	—	(1,464)	—	—	—	(1,464)
Share-based employee compensation expense	—	—	15,266	—	—	—	15,266
Other	—	—	(129)	(118)	—	—	(247)
Balance, September 30, 2019	$—	$48	$503,799	$85,808	$(28,182)	$(16,075)	$545,398

Balance, June 30, 2020	$—	$48	$505,760	$(406,840)	$(28,182)	$(33,065)	$37,721
Comprehensive income (loss)	—	—	—	(42,417)	—	2,847	(39,570)
Exercise of stock options	—	—	118	—	—	—	118
Tax withholding for share-based compensation	—	—	(344)	—	—	—	(344)
Share-based employee compensation expense	—	—	4,316	—	—	—	4,316
Balance, September 30, 2020	$—	$48	$509,850	$(449,257)	$(28,182)	$(30,218)	$2,241

Balance, December 31, 2019	$—	$48	$504,419	$(237,284)	$(28,182)	$(12,091)	$226,910
Comprehensive income (loss)	—	—	—	(212,013)	—	(18,127)	(230,140)
Exercise of stock options	—	—	719	—	—	—	719
Tax withholding for share-based compensation	—	—	(3,293)	—	—	—	(3,293)
Share-based employee compensation expense	—	—	8,005	—	—	—	8,005
Other	—	—	—	40	—	—	40
Balance, September 30, 2020	$—	$48	$509,850	$(449,257)	$(28,182)	$(30,218)	$2,241

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(212,013)	$36,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,997	22,366
Amortization and write-off of deferred loan costs	3,540	3,256
Amortization of debt discount	3,145	2,593
Share-based employee compensation expense	8,005	15,266
Impairment of goodwill and intangible assets	265,698	—
Deferred income taxes	(17,889)	10,489
Decrease (increase) in accounts receivable, net	60,644	(1,407)
Decrease in inventory	14,991	14,775
Decrease in other current assets	1,451	3,608
Increase (decrease) in accounts payable	3,479	(9,917)
Decrease in accrued salaries and benefits	(2,811)	(592)
Decrease in other current liabilities	(11,379)	(14,138)
Increase in deferred revenue	2,546	345
Other	4,548	1,908
Net cash flows provided by operating activities	$164,952	$84,823

Cash flows from investing activities:
Acquisition of property and equipment	$(13,265)	$(15,354)
Business acquisitions, net of cash acquired	—	(1,062,818)
Net cash flows used in investing activities	$(13,265)	$(1,078,172)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$196,525	$1,505,245
Payments of long-term debt	(276,100)	(478,479)
Payments related to tax withholding for share-based compensation	(3,293)	(1,464)
Exercise of stock options	719	701
Deferred loan costs	—	(30,189)
Principal payments related to financing leases	(464)	(34)
Change in cash overdraft and other	(15,120)	2,505
Net cash flows (used in) provided by financing activities	$(97,733)	$998,285

Effect of exchange rate changes on cash	$—	$(12)

Net increase in cash and cash equivalents	$53,954	$4,924

Cash and cash equivalents, beginning of period	$2,486	$1,933

Cash and cash equivalents, end of period	$56,440	$6,857

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

Recent Developments

On October 18, 2020, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with Kainos NS Holdings LP, a Delaware limited partnership (“Parent”), and KNS Acquisition Corp., a Delaware corporation and indirect wholly owned subsidiary of Parent (“Purchaser,” and collectively with Parent, “Kainos”).  Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will sell to Kainos all of the issued and outstanding capital stock of Nutrisystem, for a cash purchase price of $575.0 million, subject to customary adjustments.  The consummation of the transactions contemplated by the Purchase Agreement, which will result in the disposition of our Nutrition business (the “Nutrition Business”), is expected to occur in the fourth quarter of 2020.  The Nutrition Business is comprised of Nutrisystem’s legacy business and includes the Nutrisystem and South Beach Diet programs (see Note 17).

COVID-19

In January 2020, the Secretary of the U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19.”  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, and COVID-19 continues to spread throughout the United States and other countries.  Many state and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders and social distancing guidelines for individuals. Such measures have resulted in significantly reduced demand for many businesses that have continued in operation.

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on the results of operations in our Healthcare segment for the first quarter of 2020 because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location A substantial number of our fitness partner locations remained closed through April, with some locations reopening in May and additional locations reopening in June and throughout the third quarter of 2020.  For the month of September 2020, approximately 76% of our fitness partner locations reported at least one visit from our SilverSneakers program.  For the second and third quarters of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues in our Healthcare segment.

We do not believe that COVID-19-related developments had a material impact on the results of operations or cash flows of our Nutrition segment for the first, second, or third quarters of 2020.  While overall we did not experience any significant disruptions, interruptions, or increased costs related to our supply chain, inventory, or distribution channels as a result of COVID-19, we experienced delays in fulfilling orders for our Nutrition segment’s products at certain of our warehouses due to some employees of our fulfillment provider testing positive for COVID-19.  As a result, we incurred incremental expense of $1.3 million and $0.6 million in the second and third quarters, respectively, related to increased labor rates and overtime for employees of our fulfillment provider as well as additional shipping and related charges as we transferred the fulfillment of certain orders to other warehouses that were farther from the customer’s delivery destination.

We have taken a number of actions in response to the pandemic, including the following:

•

Given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75 million under our Revolving Credit Facility as a precautionary measure to increase our cash position and maintain financial flexibility. We repaid such $75 million in full in June 2020.  As of September 30, 2020, outstanding debt under our credit agreement was $974.8 million, and we had $56.4 million of cash and cash equivalents.  In the third quarter of 2020, we repaid $39.7 million of principal on the term loans under our credit agreement, resulting in our next required quarterly installment being due in March 2022. As of September 30, 2020, we had working capital of $4.8 million.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, net proceeds from the expected sale of our Nutrition segment, and anticipated available credit under the Credit Agreement (as defined below) will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.

•

We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include implementing remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing, and the adoption of work-from-home arrangements.

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

o

Also in April 2020, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved a 25% reduction in base salary for the Company’s executive officers and certain other employees for the period from April 20, 2020 through August 23, 2020.  In June 2020, the Compensation Committee determined to extend such reductions in base salary through December 31, 2020.  Additionally, the Board approved a 100% reduction in the annual cash retainer and annual committee retainers payable to non-management members of the Board who stood for reelection at the 2020 Annual Meeting of Stockholders (except for Daniel

G. Tully who did not receive compensation for his service on the Board) for a period of four months, beginning May 1, 2020.  In June 2020, the Board determined to extend such reduction in cash compensation to the Board through December 31, 2020.

o	Effective at the end of July 2020, the Compensation Committee suspended the Company matching contribution to the Company’s 401(k) plan.

As a result of the COVID-19 pandemic, in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill (for each of our reporting units) and indefinite-lived intangible assets (which consist of the Nutrisystem tradename and the SilverSneakers tradename).  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment. There were no impairment triggers during the second quarter of 2020 related to our goodwill or indefinite-lived intangible assets. During the third quarter of 2020, we recorded an additional impairment loss of $66.2 million related to goodwill allocated to the Nutrition segment (see Note 12).

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

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. As of September 30, 2020, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  ASU 2017-04 is effective for annual and interim impairment tests in fiscal years beginning after December 15, 2019 and is required to be applied prospectively. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted ASU 2017-04 on October 1, 2019.  As further discussed in Note 12, we recorded impairment losses related to goodwill during the fourth quarter of 2019 and the first and third quarters of 2020.

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

Healthcare Segment

Our Healthcare segment earns revenue primarily from three programs, SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and group retiree plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our Healthcare segment’s customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and nine months ended September 30, 2020 from performance obligations satisfied in a prior period.

Our fees within the Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  For the third quarter of 2020, the average monthly total participation levels of our members were significantly lower than in the third quarter of 2019 due to the COVID-19 pandemic.  As a result, revenues from PMPM fees represented 59% of SilverSneakers revenue for the third quarter of 2020, compared to 33% for the third quarter of 2019.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At September 30, 2020 and December 31, 2019, $0.7 million and $0.5 million, respectively, of such costs were capitalized. During the three and nine months ended September 30, 2020, the amortization of such capitalized costs was $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2019, the amortization of such capitalized costs was immaterial.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SilverSneakers	$68,613	$124,602	$239,377	$370,524
Prime Fitness	21,687	30,499	73,545	88,993
WholeHealth Living	5,040	4,752	14,835	13,783
Other (1)	141	126	9,339	687
	$95,481	$159,979	$337,096	$473,987

(1)

For the nine months ended September 30, 2020, other revenue in the table above includes $6.8 million from a well-being program with a large employer. For the three and nine months ended September 30, 2020, other revenue in the table above also includes $0.1 million and $2.2 million, respectively, of Wisely Well revenue.

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

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Nutrition segment customer are excluded from revenue and presented on a net basis.  After control over a product has transferred to a Nutrition segment customer, shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in revenue and cost of revenue in the accompanying consolidated statements of operations. Revenue from shipping and handling charges was $5.8 million and $18.7 million for the three and nine months ended September 30, 2020, respectively, and $5.3 million and $13.4 million for the three and six months ended September 30, 2019 (from March 8, 2019 forward), respectively.

The following table sets forth Nutrition segment revenue, from March 8, 2019 forward, disaggregated by the source of revenue:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Nutrisystem direct to consumer	$147,317	$122,419	$467,826	$326,397
South Beach Diet direct to consumer	6,314	12,162	$27,728	31,280
Retail	4,069	6,311	13,419	19,343
QVC	1,282	2,882	8,370	6,926
Other	446	144	723	436
	$159,428	$143,918	$518,066	$384,382

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

(In thousands)	September 30, 2020	December 31, 2019
Contract assets	$163	$95
Contract liabilities	$13,208	$10,911

The contract assets primarily relate to unbilled accounts receivable and are included as other current assets in the accompanying consolidated balance sheet. The contract liabilities (deferred revenue) primarily relate to sale of prepaid gift cards and unshipped foods, which are deferred until such time as the Company has satisfied its performance obligations.

Significant changes in the contract liabilities (deferred revenue) balance during the period are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2020	2020
Revenue recognized that was included in the contract liability (deferred revenue) balance on January 1, 2020	$(931)	$(7,692)
Increases due to cash received for prepaid gift cards sold or unshipped food, excluding amounts recognized as revenue, reduced by (decreases) due to returns	$3,202	$9,989

The following table includes estimated revenue from the prepaid gift cards expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period:

(In thousands)
Remaining 2020	$1,303
2021	3,097
2022	1,649
2023	993
2024	692
2025	286
$8,020

We apply the practical expedient in subtopic ASC 606-10-50-14 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment. The provision for estimated returns for the three and nine months ended September 30, 2020 was $3.7 million and $13.0 million, respectively, and $3.9 million and $11.0 million for the three and nine months ended September 30, 2019 (from March 8, 2019 forward), respectively. At September 30, 2020 and December 31, 2019, the reserve for estimated returns incurred but not received and processed was $1.2 million and $0.8 million, respectively, and has been included in accrued liabilities in the accompanying consolidated balance sheet.

In October 2020, we entered into the Purchase Agreement that will result in the disposition of our Nutrition segment, which is expected to occur in the fourth quarter of 2020 (see Note 17).

4.	Inventories

Inventories consist principally of packaged food held in external fulfillment locations. We value inventories at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We continually assess quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory primarily on forecasted demand and/or our ability to sell the products, introduction of new products and packaging, future production requirements, and changes in consumer behavior. The reserve for excess and obsolete inventory was $2.2 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively.

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

On October 18, 2020, we accepted an offer to sell the Nutrition business unit for $575.0 million, which indicated that the fair value for the Nutrition business unit was below its carrying value as of September 30, 2020.  We performed an impairment assessment in accordance with the held and used model and determined that the fair values of all assets and liabilities allocated to the Nutrition segment exceeded their carrying amounts as of September 30, 2020, except for goodwill.  As a result, we recorded an impairment loss of $66.2 million for the third quarter of 2020 related to goodwill allocated to the Nutrition segment (see Note 12). None of the impaired goodwill is deductible for tax purposes, and there is no cash tax benefit related to the impairment.

A reconciliation of our goodwill balance is as follows:

(In thousands)	Healthcare	Nutrition	Consolidated
Balance, January 1, 2020	$334,680	$319,955	$654,635
Impairment loss	—	(185,698)	$(185,698)
Balance, September 30, 2020	$334,680	$134,257	$468,937

At September 30, 2020 and December 31, 2019, intangible assets not subject to amortization consist of tradenames of $509.0 million and $589.0 million, respectively.

6.	Marketing Expenses

Marketing expense includes media, advertising production, marketing and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense was $37.9 million and $160.3 million for the three and nine months ended September 30, 2020, respectively, and $40.1 million and $107.5 million for the three and nine months ended September 30, 2019 (from March 8, 2019 forward), respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on the cost per customer acquired, depending upon the terms.  All other advertising costs are charged to expense as incurred or the first time the advertising takes place. At September 30, 2020 and December 31, 2019, $1.9 million and $5.0 million, respectively, of costs have been prepaid for future advertisements and promotions.

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

We recognize share-based compensation expense for the market stock units if the requisite service period is rendered, even if the market condition is never satisfied. For the three and nine months ended September 30, 2020, we recognized total share-based compensation costs of $4.3 million and $8.0 million, respectively, including $0.5 million and $0.6 million, respectively, recorded to restructuring and related charges.  For the three and nine months ended September 30, 2019, we recognized total share-based compensation costs of $6.0 million and $15.3 million, respectively, including $0.6 million recorded to restructuring and related charges for the nine months ended September 30, 2019.  We account for forfeitures as they occur.

8.	Income Taxes

For the three months ended September 30, 2020, we had income tax expense of $2.2 million on a pre-tax loss of $40.2 million, primarily due to the nondeductible goodwill impairment loss of $66.2 million recorded during the third quarter of 2020. For the three months ended September 30, 2019, we had an effective income tax rate of 25.1%.

For the nine months ended September 30, 2020 and 2019, we had an effective tax benefit rate of 3.1% and an effective income tax rate of 33.4%, respectively. For the nine months ended September 30, 2020, our effective tax benefit rate was lower than our statutory benefit rate primarily due to the nondeductible goodwill impairment losses of $119.5 million and $66.2 million recorded during the first and third quarters, respectively.  For the nine months ended September 30, 2019, our effective income tax rate was higher than our statutory tax rate due to nondeductible expenses related to the acquisition of Nutrisystem as well as two adjustments related to the acquisition that collectively increased our income tax expense for such period by approximately $2.7 million: (i) we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million, and (ii) we recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2017 to present.
9.	Leases

We maintain lease agreements principally for our office spaces and certain equipment. In addition, certain of our contracts, such as those with our fulfillment vendor related to our warehouse space or contracts with certain equipment vendors, contain embedded leases.  We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of four months to four years, some of which include options to extend the lease for additional periods.

In the second quarter of 2020, we negotiated rent deferrals for our Nutrition segment’s corporate office in Fort Washington, Pennsylvania. The amended contract provides a total deferral of $0.4 million on a portion of the June, July, and August 2020 lease payments, with no substantive changes to the original contract. We have been repaying this deferral in 12 equal monthly installments beginning in September 2020.  Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. During the deferral periods we will continue to recognize expense as if no deferral had been provided.

The following table shows the components of lease expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of leased assets	$162	$12	$485	$36
Interest of lease liabilities	19	2	67	5
Operating lease cost	3,675	3,924	11,025	10,444
Short-term lease cost	154	134	420	283
Total lease cost before subleases	$4,010	$4,072	$11,997	$10,768
Sublease income	(1,344)	(1,378)	(4,108)	(4,078)
Total lease cost, net	$2,666	$2,694	$7,889	$6,690

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(2,912)	$(1,701)	$(8,524)	$(6,809)
Operating cash flow attributable to finance leases	(19)	(2)	(67)	(5)
Financing cash flow attributable to finance leases	(158)	(11)	(464)	(34)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	—	4,711	—	53,683
Right-of-use assets obtained in exchange for finance lease liabilities (1)	—	—	—	181

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

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Term Loan A	$253,750	$288,750
Term Loan B	761,525	786,250
Revolving Credit Facility	—	19,850
	1,015,275	1,094,850
Less: deferred loan costs and original issue discount	(40,517)	(46,723)
Total debt	$974,758	$1,048,127

Credit Facility

In connection with the consummation of the Merger, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swingline lender.  The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.  As of September 30, 2020, outstanding debt under the Credit Agreement was $974.8 million, and availability under the Revolving Credit Facility totaled $124.5 million as calculated under the most restrictive covenant.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through September 30, 2020, we made payments of $164.7 million on the Term Loans, which included prepayments of all amounts due through December 31, 2021, excluding any Excess Cash Flow Payments that may be required, as described below.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans. We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our Net Leverage Ratio (as defined below) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1. Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021.  As of September 30, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 3.81.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the divestiture of the Nutrition Business and the resulting paydown of principal on the term loans under our Credit Agreement, our fitness partner locations reopening and/or remaining open, and the average monthly total participation levels of our members at such locations, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months.  We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total Net Leverage Ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total Net Leverage Ratio.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As of September 30, 2020, these interest rate swap agreements had current notional amounts totaling $800.0 million.

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

Shareholder Lawsuits: Weiner Lawsuit and Consolidated Derivative Lawsuit

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of common stock, par value $.001 per share (“Common Stock”) dropped on that same day. In connection with the United Press Release, four lawsuits were filed against the Company.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased Common Stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff and designated counsel for the lead plaintiff.  On January 29, 2020, the Court granted lead plaintiff’s motion to certify the class.  The case is currently set for trial on May 18, 2021.  We are currently unable to predict the probable outcome of the Weiner Lawsuit or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against the Weiner Lawsuit.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief.  On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  On May 19, 2020, after the parties entered into a Memorandum of Understanding (“MOU”) to resolve the Consolidated Derivative Lawsuit, the case was remanded to the District Court to review and effectuate the proposed MOU settlement.  On October 9, 2020, the parties filed a Stipulation of Settlement (the “Settlement”) with the District Court.  The principal terms of the Settlement provide for certain corporate governance changes in exchange for a release of claims. On October 27, 2020, the District Court entered an order preliminarily approving the Settlement.  The final settlement approval hearing is set for February 19, 2021.

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased Common Stock between March 8, 2019 and February 19, 2020 (the "Strougo Lawsuit").  The Strougo Lawsuit was filed as a putative class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief financial officer and former chief executive officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of the Nutrisystem business that the Company acquired on March 8, 2019.  The complaint seeks monetary damages on behalf of the purported class.  On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. The deadline for lead plaintiff to file its amended complaint is November 13, 2020.

On April 9, 2020, John Cobb, claiming to be a stockholder of the Company, filed a derivative complaint in the United States District Court for the Middle District of Tennessee naming the Company as a nominal defendant and certain directors and the Company’s former chief executive officer and current chief financial officer as defendants (the “Cobb Lawsuit”). The complaint asserted claims for breach of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, failure of internal controls, and unjust enrichment, largely tracking the factual allegations in the Strougo Lawsuit. The plaintiff seeks monetary damages on behalf of the Company, restitution, and certain corporate governance and internal procedural reforms. On June 9, 2020, the United States Magistrate Judge approved the parties’ stipulation to stay the case pending the resolution of defendants’ anticipated motion to dismiss in the Strougo case.

In July 2020, three putative derivative complaints were filed in the United States District Court for the District of Delaware by the following individuals claiming to be stockholders of the Company: Patrick Yerby, Thomas R. Conte, Melvyn Klein, and Mark Ridendour (the “Delaware Derivative Lawsuits”).  The complaints largely track the allegations, named defendants, asserted claims, and requested relief of the Cobb Lawsuit.  The three Delaware Derivative Lawsuits have been consolidated and stayed on terms similar to that entered in the Cobb Lawsuit.

Given the uncertainty of litigation and the preliminary stage of the Strougo Lawsuit, Cobb Lawsuit and Delaware Derivative Lawsuits, we are currently unable to predict the probable outcome of the matters or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against these lawsuits.

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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

	Level 2
(In thousands)	September 30, 2020	December 31, 2019
Liabilities:
Interest rate swap agreements	$40,583	$16,238

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

Certain significant inputs used in the estimation of fair value were adversely impacted by the changing market and economic conditions discussed above, most notably the weighted average cost of capital, resulting in a lower estimated fair value for each of our reporting units.  Before we performed the impairment analysis during the first quarter, the estimated fair value of the Nutrition reporting unit was equal to its carrying value due to an impairment loss we recorded in the fourth quarter of 2019.  Because there was no excess of estimated fair value over carrying value (“headroom”) for the Nutrition reporting unit at the beginning of 2020, the decrease in the estimated fair value of the Nutrition reporting unit during the first quarter of 2020 resulted in an impairment of the carrying value of goodwill for the Nutrition reporting unit, and we recorded a $119.5 million goodwill impairment loss (see Note 5). For the Healthcare reporting unit, the fair value of the reporting unit exceeded its carrying amount, and we determined that the carrying value of goodwill was not impaired.

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

Due to an impairment loss recorded in the fourth quarter of 2019 related to the Nutrisystem tradename and goodwill, the estimated fair value of the Nutrisystem tradename was equal to its carrying value at the beginning of 2020.  The decrease in the estimated fair value of the Nutrisystem tradename during the first quarter of 2020 resulted in an impairment of the tradename, and we recorded an $80.0 million impairment loss related to the Nutrisystem tradename. Based on our impairment assessment of the SilverSneakers tradename, we determined that the carrying value of the tradename was not impaired as of the measurement date (see Note 5).

On October 18, 2020, we accepted an offer to sell the Nutrition business unit for $575.0 million (subject to the terms and conditions set forth in the Purchase Agreement), which indicated that the fair value for the Nutrition business unit was below its carrying value as of September 30, 2020.  We performed an impairment assessment in accordance with the held and used model and determined that the fair values of all assets and liabilities allocated to the Nutrition segment exceeded their carrying amounts as of September 30, 2020, except for goodwill.  As a result, we recorded an impairment loss of $66.2 million for the third quarter of 2020 related to goodwill allocated to the Nutrition segment (see Note 5).

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at September 30, 2020 was as follows:

Cash and cash equivalents – The carrying amount of $56.4 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 10), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on quotes as of September 30, 2020 from dealers who stand ready and willing to transact at those prices. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated fair value and carrying amount of outstanding borrowings under the Term Loans at September 30, 2020 were $935.2 million and $974.8 million, respectively.  There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2020.

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

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at September 30, 2020, we do not anticipate nonperformance by these counterparties. Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 10).  As of September 30, 2020, these interest rate swap agreements had current notional amounts totaling $800.0 million.

We record derivatives that are designated and qualify as cash flow hedges at estimated fair value in the consolidated balance sheet, with the related gains and losses recorded in accumulated other comprehensive income or loss ("accumulated OCI") and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of September 30, 2020, we expect to reclassify $15.3 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at September 30, 2020 and December 31, 2019 were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Liabilities:
Derivatives designated as hedging instruments:
Current portion of long-term liabilities	$15,140	$4,947
Other long-term liabilities	25,443	11,291
	$40,583	$16,238

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of September 30, 2020 and 2019:

(In thousands)	For the Three Months Ended		For the Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$396	$5,076	$33,168	$21,220
Gain (loss) related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	$(4,219)	$39	$(8,823)	$199

14.  Earnings (Loss) Per Share

We use the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of Common Stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of Common Stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of Common Stock and participating securities based on the number of weighted average shares outstanding during the period. Any undistributed losses are not allocated to unvested restricted stock as the restricted stockholders are not obligated to share in the losses.  Following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(42,417)	$13,920	$(212,013)	$36,271
Net income allocated to unvested restricted stock	—	(63)	—	(140)
Net income (loss) allocated to shares of Common Stock	$(42,417)	$13,857	$(212,013)	$36,131

Denominator:
Shares used for basic income (loss) per share	48,783	47,923	48,702	45,996
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	—	64	—	94
Restricted stock units	—	597	—	495
Shares used for diluted income (loss) per share (1)	48,783	48,584	48,702	46,585

Earnings (loss) per share:
Basic	$(0.87)	$0.29	$(4.35)	$0.79
Diluted (1)	$(0.87)	$0.29	$(4.35)	$0.78

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	137	70	181	74
Restricted stock units	659	276	582	207
Restricted stock awards	19	156	30	94
Performance-based stock units	27	—	52	—
Market-based stock units	150	—	66	—

(1)	The impact of potentially dilutive securities for the three and nine months ended September 30, 2020 was not considered because the impact would be anti-dilutive.

Market stock units and performance stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented as the performance criteria had not been met as of the end of the reporting periods.

15. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2020:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $8,471	(24,697)
Amounts reclassified from accumulated OCI, net of tax of $2,253	6,570
Accumulated OCI, net of tax, as of September 30, 2020	$(30,218)

The following table presents details about reclassifications out of accumulated OCI for the nine months ended September 30, 2020:

(In thousands)	Nine Months Ended September, 2020	Statement of Operations Classification
Interest rate swaps	$8,823	Interest expense
	(2,253)	Income tax expense
	$6,570	Net of tax

See Note 13 for a further discussion of our interest rate swaps.

16. Segment Disclosures and Concentrations of Risk

Background and Basis of Organization

Following the acquisition of Nutrisystem in March 2019, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment derives its revenues primarily from SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  The Nutrition segment provides weight management products and services and derives its revenues from Nutrisystem and South Beach Diet products. Prior to the acquisition of Nutrisystem, we had one reportable segment.

Segment Revenues, Profit or Loss, and Assets

Our chief operating decision maker evaluates performance and allocates resources based on each segment’s EBITDA excluding acquisition and integration costs, impairment loss, restructuring and related charges, CEO transition costs, and direct, incremental costs related to COVID-19.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between the segments primarily consist of payments made by one segment on behalf of the other segment, which are recorded as current assets and eliminated in consolidation. Intersegment revenues and costs related to Wisely Well totaled $0.1 million and $2.0 million for the three and nine months ended September 30, 2020, respectively. The following tables present information about reported segment revenues and profit or loss, net of intersegment eliminations, as well as reconciliations of each such amount to consolidated totals:

(In thousands)
	Three Months Ended September 30,
	2020			2019
	Healthcare	Nutrition	Total Segments	Healthcare	Nutrition	Total Segments
Revenues	$95,481	$159,428	$254,909	$159,979	$143,918	$303,897	(1)

Consolidated income (loss) before income taxes			$(40,174)			$18,593

Acquisition, integration and project costs			2,485			5,259
Transaction-related costs			2,755			—
Impairment loss			66,198			—
CEO transition costs			1,991			—
COVID-19 costs			591			—
Restructuring and related charges			1,136			281
Interest expense			20,395			23,006
Depreciation and amortization			13,315			9,700
Adjusted EBITDA	$40,965	$27,727	$68,692	$39,177	$17,662	$56,839

(In thousands)
	Nine Months Ended September 30,
	2020			2019
	Healthcare	Nutrition	Total Segments	Healthcare	Nutrition	Total Segments
Revenues	$337,096	$518,066	$855,162	$473,987	$384,382	$858,369	(1)

Consolidated income (loss) before income taxes			$(218,808)			$54,428

Acquisition, integration and project costs			7,331			31,306
Transaction-related costs			2,755			—
Impairment loss			265,698			—
CEO transition costs			6,323			—
COVID-19 costs			1,851			—
Restructuring and related charges			2,888			4,225
Interest expense			63,294			54,334
Depreciation and amortization			40,997			22,366
Adjusted EBITDA	$112,686	$59,643	$172,329	$100,986	$65,673	$166,659

(1)	The figure for total segments equals the consolidated figure for such item.

Our total assets by segment were as follows:

(In thousands)	September 30, 2020	December 31, 2019
Healthcare	$508,188	$526,013
Nutrition	788,587	1,099,892
Total assets	$1,296,775	$1,625,905

Concentrations of Risk

As of September 30, 2020, we were subject to concentration of revenue risk related to the services that we provide.  For the three and nine months ended September 30, 2020, a significant portion (27% and 28%, respectively) of our consolidated revenues was derived from our SilverSneakers senior fitness offering, in which a meaningful amount of our fees is earned based on member visits to fitness partner locations.  Due to widespread closures of our partner locations beginning in March 2020 related to the COVID-19 pandemic, there was a significant decrease in member participation and the related revenues during March 2020, with visits decreasing sharply by the end of March. A substantial number of our fitness partner locations remained closed for at least a portion of the second quarter.  During the second and third quarters of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues in our Healthcare segment.  These adverse impacts to revenue were somewhat mitigated by a reduction in cost of services as our visit costs decreased in a corresponding manner.

17. Subsequent Events

On October 18, 2020, we entered into the Stock Purchase Agreement with Kainos.  Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will sell to Kainos all of the issued and outstanding capital stock of Nutrisystem, for a cash purchase price of $575.0 million, subject to customary adjustments.  The consummation of the transactions contemplated by the Purchase Agreement, which will result in the disposition of our Nutrition Business, is expected to occur in the fourth quarter of 2020.  The Nutrition Business is comprised of Nutrisystem’s legacy business and includes the Nutrisystem and South Beach Diet programs (see Notes 5 and 12).

Because management did not have the authority to commit to a plan to sell the Nutrition Business at September 30, 2020, we concluded that the held for sale criteria was not met in the third quarter of 2020. Upon obtaining Board approval to sell the Nutrition Business on October 18, 2020, we met all of the criteria to classify the Nutrition Business as held for sale. We have concluded that the disposition of the Nutrition Business represents a strategic shift that will have a major effect on our operations and financial results.  Accordingly, we expect to report the Nutrition Business as discontinued operations for the fourth quarter of 2020 and beyond.

Based on the accepted purchase price of $575.0 million for the Nutrition Business in October 2020, we concluded that the fair value for the Nutrition business unit was below its carrying value as of September 30, 2020.  We performed an impairment assessment in accordance with the held and used model and determined that the fair value of all assets and liabilities allocated to the Nutrition segment exceeded their carrying amounts as of September 30, 2020, except for goodwill.  As a result, we recorded an impairment loss of $66.2 million for the third quarter of 2020 related to goodwill allocated to the Nutrition segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used throughout this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly owned subsidiaries.  Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 1. “Financial Statements” of this report.

Recent Developments

In May 2020, the Board began exploring strategic alternatives with respect to our Nutrition business unit, including a possible sale transaction.  On October 18, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) with Kainos NS Holdings LP (“Parent”) and KNS Acquisition Corp. (“Purchaser,” and collectively with Parent, “Kainos”).  Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will sell to Kainos all of the issued and outstanding capital stock of Nutrisystem, Inc., a Delaware corporation and wholly owned direct subsidiary of the Company (“Nutrisystem”), for a cash purchase price of $575.0 million, subject to customary adjustments.  The consummation of the transactions contemplated by the Purchase Agreement (collectively, the “Transactions”), which will result in the disposition of our Nutrition business (the “Nutrition Business”), is expected to occur in the fourth quarter of 2020.  The Nutrition Business is comprised of Nutrisystem’s legacy business and includes the Nutrisystem and South Beach Diet programs. As required under the provisions of our Credit Agreement, we expect to use the significant majority of the net proceeds from the divestiture to pay down principal on the term loans under our Credit Agreement.  Based on the accepted purchase price for the Nutrition Business of $575.0 million, we concluded that the fair value of the goodwill allocated to the Nutrition business unit was below its carrying amount as of September 30, 2020, and we recorded an impairment loss of $66.2 million for the third quarter of 2020.

COVID-19

In January 2020, the Secretary of HHS declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19.”  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic, and COVID-19 continues to spread throughout the United States and other countries.  Many state and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders and social distancing guidelines for individuals. Such measures have resulted in significantly reduced demand for many businesses that have continued in operation.

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on the results of operations in our Healthcare segment for the first quarter of 2020 because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location. A substantial number of our fitness partner locations remained closed through April, with some locations reopening in May and additional locations reopening in June and throughout the third quarter of 2020. For the month of September 2020, approximately 76% of our fitness partner locations reported at least one visit from our SilverSneakers program.  For the second and third quarters of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues in our Healthcare segment.  We are unable to predict with certainty how many of our fitness partner locations will be open in the future and for what duration, or the level of member participation at our fitness partner locations.

We do not believe that COVID-19-related developments had a material impact on the results of operations or cash flows of our Nutrition segment for the first, second, or third quarters of 2020.  While overall we did not experience any significant disruptions, interruptions, or increased costs related to our supply chain, inventory, or distribution channels as a result of COVID-19, we experienced delays in fulfilling orders for our Nutrition segment’s products at certain of our warehouses due to some employees of our fulfillment provider testing positive for COVID-19.  As a result, we incurred incremental expense of $1.3 million and $0.6 million in the second and third quarters, respectively, related to increased labor rates and overtime for employees of our fulfillment provider as well as additional shipping and related charges as we transferred the fulfillment of certain orders to other warehouses that were farther from the customer’s delivery destination.

We have taken a number of actions in response to the pandemic, including the following:

•

Given the continued uncertainty surrounding COVID-19, in March 2020, we borrowed $75 million under our Revolving Credit Facility as a precautionary measure to increase our cash position and maintain financial flexibility.  We repaid such $75 million in full in June 2020.  As of September 30, 2020, outstanding debt under our Credit Agreement was $974.8 million, and we had $56.4 million of cash and cash equivalents.  During the third quarter of 2020 we repaid $39.7 million of principal on the term loans under our Credit Agreement, resulting in our next required quarterly installment being due in March 2022. While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, net proceeds from the expected sale of the Nutrition Business, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.

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

o

Also in April 2020, the Compensation Committee of the Company’s Board approved a 25% reduction in base salary for the Company’s executive officers and certain other employees for the period from April 20, 2020 through August 23, 2020.  In June 2020, the Compensation Committee determined to extend such reductions in base salary through December 31, 2020.  Additionally, the Board approved a 100% reduction in the annual cash retainer and annual committee retainers payable to non-management members of the Board who stood for reelection at the 2020 Annual Meeting of Stockholders (except for Daniel G. Tully who did not receive compensation for his service on the Board) for a period of four months, beginning May 1, 2020.  In June 2020, the Board determined to extend such reduction in cash compensation to the Board through December 31, 2020.

o	Effective at the end of July 2020, the Compensation Committee suspended the Company matching contribution to the Company’s 401(k) plan.

o

The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increases the Company’s allowable interest expense deduction and results in significantly less taxable income for the years ended 2019 and 2020, resulting in less cash taxes owed for these years.  In addition, the CARES Act allows net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.  In July 2020, we filed a refund claim of $8.2 million under such NOL carryback provision. In August 2020, we received $4.5 million of such refund claim.

As a result of the COVID-19 pandemic, in March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment. There were no impairment triggers during the second quarter of 2020 related to our goodwill or indefinite-lived intangible assets.  During the third quarter of 2020, we recorded an additional impairment loss of $66.2 million related to goodwill allocated to the Nutrition segment, as described above under “Recent Developments.”

Overview

Tivity Health, Inc., founded and incorporated in Delaware in 1981, is a leading provider of healthy life-changing solutions, including SilverSneakers, Nutrisystem, Prime Fitness, Wisely Well, South Beach Diet, and WholeHealth Living.  On March 8, 2019, we completed our acquisition of Nutrisystem, a provider of weight management products and services, including nutritionally balanced weight loss programs sold primarily through the Internet and telephone and multi-day kits and single items (a la carte) available at select retail locations.  As discussed above under “Recent Developments”, on October 18, 2020 we entered into a Purchase Agreement with Kainos to sell the Nutrition Business.

As a result of the acquisition of Nutrisystem in 2019, we organize and manage our operations within two reportable segments, based on the types of products and services they offer: Healthcare and Nutrition.  The Healthcare segment is comprised of our legacy business and includes SilverSneakers, Prime Fitness, WholeHealth Living, and Wisely Well.  The Nutrition segment is comprised of Nutrisystem’s legacy business and includes Nutrisystem and the South Beach Diet.  The consummation of the Transactions, which will result in the disposition of the Nutrition Business, is expected to occur in the fourth quarter of 2020.

As part of our Healthcare segment, we offer SilverSneakers to members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass more than 16,000 partner locations and approximately 1,000 alternative virtual and physical locations that provide classes outside of traditional fitness centers. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 24,000 complementary, alternative, and physical medicine practitioners to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.  Finally, through our Wisely Well brand, we offer meals designed to support individuals and caregivers who are seeking meal convenience as well as those recovering after a hospitalization or living with chronic conditions.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•	our ability to consummate the Transactions on the terms set forth in the Purchase Agreement;

•	the risk that the conditions to the consummation of the Transactions may not be satisfied on the terms expected or on the anticipated schedule;

•	the risk of the occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement;

•	the failure to receive the anticipated benefits from the Transactions;

•	the risk of business disruption and customer loss (including, without limitation, difficulties in maintaining relationships with employees, customers, or vendors);

•	the risk that the Company’s expectations regarding the effect of the Transactions on the Company’s leverage profile may not be achieved;

•	risks related to diverting management attention from ongoing business operations due to the Transactions;

•	the outcome of any legal proceedings that may be instituted against the Company related to the Transactions;

•	the profitability for the Company’s Healthcare business following consummation of the Transactions;

•

impacts from the COVID-19 pandemic (including the response of governmental authorities to combat and contain the pandemic, the closure of fitness centers in our national network (or operational restrictions imposed on such fitness centers), and potential reclosures as a result of recent surges in positive COVID-19 cases) on our business, operations or liquidity;

•

the risk that our significant indebtedness may limit our ability to adapt to changes in the economy or market conditions, expose us to interest rate risk for the variable rate indebtedness and require a substantial portion of cash flows from operations to be dedicated to the payment of indebtedness;

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

•

the risks associated with potential failures of our information systems or those of our third-party vendors, including as a result of telecommuting issues associated with personnel working remotely, which may include a failure to execute on policies and processes in a work-from-home or remote model;

•

the risks associated with data privacy or security breaches, computer hacking, network penetration and other illegal intrusions of our information systems or those of third-party vendors or other service providers, including those risks that result from the increase in personnel working remotely, which may result in unauthorized access by third parties, loss, misappropriation, disclosure or corruption of customer, employee or our information, or other data subject to privacy laws and may lead to a disruption in our business, costs to modify, enhance, or remediate our cybersecurity measures, enforcement actions, fines or litigation against us, or damage to our business reputation;

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

•

the risks associated with changes to traditional office-centered business processes and/or conducting operations out of the office in a work-from-home or remote model by us or our third-party vendors during adverse situations (e.g., during a crisis, disaster, or pandemic), which may result in additional costs and/or may negatively impact productivity and cause other disruptions to our business;

•

the effectiveness of the reorganization of our business (including the 2020 COVID Restructuring Plan and the 2020 Healthcare Restructuring Plan, each as defined below) and our ability to realize the anticipated benefits;

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

Business Strategy

On October 18, 2020, we entered into the Purchase Agreement that will result in the disposition of our Nutrition Business, which is expected to be consummated in the fourth quarter of 2020.  For the retained Healthcare business unit, which includes SilverSneakers, Prime Fitness, WholeHealth Living, and Wisely Well, we will continue to focus on adding new members, building engagement and participation among current eligible members (including expansion and enhancement of our digital offerings and virtual exercise classes during and beyond the duration of the COVID-19 pandemic), and collaborating with health plans and other partners to introduce new products and services.  In addition, we will continue to use the Wisely Well brand to support our health plan partners with nutrition offerings such as home meal delivery to seniors or members recently discharged from the hospital as well as nutritional support for members with chronic conditions.

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

Excess and Obsolete Inventory

We continually assess the quantities of inventory on hand to identify excess or obsolete inventory and record a provision for any estimated loss. We estimate the reserve for excess and obsolete inventory based primarily on our forecasted demand and/or our ability to sell the products, introduction of new products and packaging, future production requirements and changes in our customers’ behavior. The reserve for excess and obsolete inventory was $2.2 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively.

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

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the acquisition of Nutrisystem in March 2019, we have two reporting units: Healthcare and Nutrition. Prior to such acquisition, we had one reporting unit.  In March 2020, we experienced a significant decline in the Company’s market capitalization and in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets.  Through this evaluation, management concluded that the fair value of goodwill allocated to the Nutrition business unit as well as the fair value of the Nutrisystem tradename were below their carrying amounts, and during the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  During the third quarter of 2020, we recorded an additional impairment loss of $66.2 million related to goodwill allocated to the Nutrition segment, as described above under “Recent Developments”.  See Note 12 of the notes to consolidated financial statements included in this report.

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

The significant majority of our Healthcare segment’s customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the three and nine months ended September 30, 2020 from performance obligations satisfied in a prior period.

Our fees within our Healthcare segment are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  For the third quarter of 2020, the average monthly total participation levels of our members were significantly lower than in the third quarter of 2019 due to the COVID-19 pandemic.  As a result, revenues from PMPM fees represented 59% of SilverSneakers revenue for the third quarter of 2020, compared to 33% for the third quarter of 2019.  We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our two reportable segments, we believe the following information depicts how our Healthcare segment revenues and cash flows are affected by economic factors.  For the three and nine months ended September 30, 2020, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 72% and 71%, respectively, of revenues in the Healthcare segment, while revenue from our Prime Fitness program comprised approximately 23% and 22%, respectively, of revenues in the Healthcare segment, and our WholeHealth Living program comprised approximately 5% and 4%, respectively, of revenues in the Healthcare segment.  Other revenues, which were earned from health plans and a large employer, comprised 0% and 3% of our revenues for the three and nine months ended September 30, 2020, respectively.

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

We review the reserves for our Nutrition segment customer returns at each reporting period and adjust them to reflect data available at that time. To estimate reserves for returns, we consider actual return rates in preceding periods and changes in product offerings or marketing methods that might impact returns going forward. To the extent the estimate of returns changes, we will adjust the reserve, which will impact the amount of revenue recognized in the period of the adjustment.  The provision for estimated returns for the three and nine months ended September 30, 2020 was $3.7 million and $13.0 million, respectively. The provision for estimated returns for the three and nine months ended September 30, 2019 was $3.9 million and $11.0 million, respectively.  The reserve for estimated returns incurred but not received and processed was $1.2 million and $0.8 million at September 30, 2020 and December 31, 2019, respectively, and has been included in accrued liabilities in the accompanying consolidated balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In $000s)	2020	2019	2020	2019
Healthcare segment:
Revenues	$95,481	$159,979	$337,096	$473,987
Adjusted EBITDA	40,965	39,177	112,686	100,986
Adjusted EBITDA as a percentage of revenues	42.9%	24.5%	33.4%	21.3%
Nutrition segment:
Revenues	$159,428	$143,918	$518,066	$384,382
Adjusted EBITDA	27,727	17,662	59,643	65,673
Adjusted EBITDA as a percentage of revenues	17.4%	12.3%	11.5%	17.1%

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

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash flows provided by operating activities	$164,952	$84,823
Acquisition of property and equipment	(13,265)	(15,354)
Free cash flow	$151,687	$69,469

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

Executive Overview of Results

The key financial results for the three and nine months ended September 30, 2020 are:

•

Revenues of $254.9 million for the three months ended September 30, 2020, including $95.5 million from the Healthcare segment and $159.4 million from the Nutrition segment, compared to revenues of $303.9 million for the three months ended September 30, 2019, including $160.0 million from the Healthcare segment and $143.9 million from the Nutrition segment.

•

Revenues of $855.2 million for the nine months ended September 30, 2020, including $337.1 million from the Healthcare segment and $518.1 million from the Nutrition segment, compared to revenues of $858.4 million for the nine months ended September 30, 2019, including $474.0 million from the Healthcare segment and $384.4 million from the Nutrition segment.

•

Pre-tax loss of ($40.2) million for the three months ended September 30, 2020 compared to pre-tax income of $18.6 million for the three months ended September 30, 2019.  Pre-tax loss for the three months ended September 30, 2020 includes:

o	$66.2 million of impairment loss, all of which was attributable to the Nutrition segment, compared to $0 for the same period in 2019;
o	$20.4 million of interest expense compared to $23.0 million for the same period in 2019;
o	$7.1 million of amortization expense compared to $4.6 million for the same period in 2019;
o	$2.8 million of transaction costs compared to $0 for the same period in 2019;
o	$2.0 million of CEO transition costs compared to $0 for the same period in 2019;
o	$1.4 million of transition, acquisition, and integration costs compared to $5.3 million for the same period in 2019;
o	$1.1 million of strategic project costs compared to $0 for the same period in 2019;
o	$1.1 million of restructuring and related charges compared to $0.3 million for the same period in 2019; and
o	$0.6 million of COVID-19 costs compared to $0 for the same period in 2019.
•

Pre-tax loss of ($218.8) million for the nine months ended September 30, 2020 compared to pre-tax income of $54.4 million for the nine months ended September 30, 2019.  Pre-tax loss for the nine months ended September 30, 2020 includes:

o	$265.7 million of impairment loss, all of which was attributable to the Nutrition segment, compared to $0 for the same period in 2019;
o

$182.7 million of marketing expenses, including $173.4 million attributable to the Nutrition segment, compared to $125.5 million for the same period in 2019, which included $110.0 million attributable to the Nutrition segment;

o	$63.3 million of interest expense compared to $54.3 million for the same period in 2019;
o	$23.3 million of amortization expense compared to $10.3 million for the same period in 2019;
o	$6.2 million of transition, acquisition, and integration costs compared to $31.3 million for the same period in 2019;
o	$6.3 million of CEO transition costs compared to $0 for the same period in 2019;
o	$2.9 million of restructuring and related charges compared to $4.2 million for the same period in 2019;

o	$2.8 million of transaction costs compared to $0 for the same period in 2019;
o	$1.9 million of COVID-19 costs compared to $0 for the same period in 2019; and
o	$1.1 million of strategic project costs compared to $0 for the same period in 2019.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 expressed as a percentage of revenues from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation and amortization included below)	48.2%	58.8%	51.5%	59.9%
Marketing expenses	17.5%	15.4%	21.4%	14.6%
Selling, general and administrative expenses	10.5%	8.9%	9.1%	9.8%
Depreciation and amortization	5.2%	3.2%	4.8%	2.6%
Impairment loss	26.0%	—	31.1%	—
Restructuring and related charges	0.4%	0.1%	0.3%	0.5%
Operating income (loss) (1)	(7.8)%	13.7%	(18.2)%	12.7%

Interest expense	8.0%	7.6%	7.4%	6.3%
Income (loss) before income taxes (1)	(15.8)%	6.1%	(25.6)%	6.3%
Income tax expense	0.9%	1.5%	(0.8)%	2.1%
Net income (loss) (1)	(16.6)%	4.6%	(24.8)%	4.2%

(1)	Figures may not add due to rounding.

Revenues

Revenues were $254.9 million for the third quarter of 2020 compared to $303.9 million for the third quarter of 2019, including the following revenues by segment:

•

Healthcare segment revenues were $95.5 million for the third quarter of 2020 compared to $160.0 million for the third quarter of 2019, a decrease of $64.5 million, primarily as a result of a net decrease in SilverSneakers revenue of $56.0 million driven by a decrease in revenue-generating visits for the third quarter of 2020 due to the COVID-19 pandemic, which resulted in the closure of substantially all of our fitness partner locations beginning in March 2020. While some of these locations reopened in May and additional locations reopened in June and throughout the third quarter of 2020, the average monthly total participation levels of our members after such locations reopened were significantly lower than in the third quarter of 2019.  As a result, revenues from PMPM fees represented 59% of SilverSneakers revenue for the third quarter of 2020, compared to 33% for the third quarter of 2019.  In addition, revenue from Prime Fitness decreased by $8.8 million due to a decrease in paid subscribers for the third quarter of 2020 compared to the third quarter of 2019.

•

Nutrition segment revenues were $159.4 million for the third quarter of 2020 compared to $143.9 million for the third quarter of 2019, an increase of $15.5 million, primarily due to an increase in Nutrisystem direct to consumer revenue of $24.9 million, primarily driven by higher revenue from new customers in their initial diet cycle ($22.0 million) and from reactivation of former customers ($2.9 million).  This increase in revenue was partially offset by decreases in revenue from South Beach Diet and retail of $5.8 million and $2.2 million, respectively.

Revenues were $855.2 million for the nine months ended September 30, 2020 compared to $858.4 million for the nine months ended September 30, 2019, including the following revenues by segment:

•

Healthcare segment revenues were $337.1 million for the nine months ended September 30, 2020 compared to $474.0 million for the nine months ended September 30, 2019, a decrease of $136.9 million, primarily as a result of a net decrease in SilverSneakers revenue of $131.1 million driven by a decrease in revenue-generating visits in 2020 due to the COVID-19 pandemic, which resulted in the closure of substantially all of our fitness partner locations beginning in March 2020. While some of these locations reopened in May and additional locations reopened in June and throughout the third quarter of 2020, the average participation level of our members after such locations reopened was significantly lower than in the comparable period in 2019.  As a result, revenues from PMPM fees represented 53% of SilverSneakers revenue for the nine months ended September 30, 2020, compared to 33% for the same period in 2019.  In addition, revenue from Prime Fitness decreased by $15.4 million due to a decrease in paid subscribers for the nine months ended September 30, 2020 compared to the same period in 2019. These decreases were partially offset by an increase of $6.8 million from a program during the second quarter of 2020 with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic. We do not expect revenue from this program to recur at this level in future quarters.

•

Nutrition segment revenues were $518.1 million for the nine months ended September 30, 2020 compared to $384.4 million for the third quarter of 2019, primarily due to the acquisition of Nutrisystem on March 8, 2019.

Cost of Revenue

Cost of revenue (excluding depreciation and amortization) (“Cost of Revenue”) was $122.8 million, or 48.2% of revenues, for the third quarter of 2020 compared to $178.6 million, or 58.8% of revenues, for the third quarter of 2019, including the following Cost of Revenue by segment:

•

For the Healthcare segment, Cost of Revenue was $47.6 million, or 49.8% of revenues, for the third quarter of 2020 compared to $111.7 million, or 69.8% of revenues, for the third quarter of 2019, primarily due to a higher mix of revenues from PMPM fees in the third quarter of 2020, as noted above, coupled with a decrease in visit costs due to the temporary closure of fitness partner locations and a decline in average monthly total participation levels (compared to the same period in 2019) after such locations reopened.

•

For the Nutrition segment, Cost of Revenue was $75.2 million, or 47.2% of revenues, for the third quarter of 2020 compared to $67.0 million, or 46.5% of revenues, for the third quarter of 2019, primarily due to incremental expense of $0.6 million due to the COVID-19 pandemic as discussed under “COVID-19” above.

Cost of Revenue was $440.2 million, or 51.5% of revenues, for the nine months ended September 30, 2020 compared to $513.7 million, or 59.9% of revenues, for the nine months ended September 30, 2019, including the following Cost of Revenue by segment:

•

For the Healthcare segment, Cost of Revenue was $196.5 million, or 58.3% of revenues, for the nine months ended September 30, 2020 compared to $336.6 million, or 71.0% of revenues, for the nine months ended September 30, 2019, primarily due to a higher mix of revenues from PMPM fees in 2020, as noted above, coupled with a decrease in visit costs due to the temporary closure of fitness partner locations and a decline in average monthly total participation levels (compared to the same period in 2019) after such locations reopened.

•

For the Nutrition segment, Cost of Revenue was $243.7 million, or 47.0% of revenues, for the nine months ended September 30, 2020 compared to $177.2 million, or 46.1% of revenues, for the nine months ended September 30, 2019, primarily due to (i) incremental expense of $1.9 million due to the COVID-19 pandemic as discussed under “Recent Developments”, (ii) increased food costs and changes in program mix to more premium products, and (iii) promotional activity. These increases were partially offset by a decrease in acquisition and integration costs.

Marketing Expenses

Marketing expenses were $44.5 million, or 17.5% of revenues, for the third quarter of 2020 compared to $46.7 million, or 15.4% of revenues, for the third quarter of 2019, including the following marketing expenses by segment:

•

For the Healthcare segment, marketing expenses were $0.9 million, or 1.0% of revenues, for the third quarter of 2020 compared to $2.2 million, or 1.4% of revenues, for the third quarter of 2019, primarily due to decreased spending in the third quarter of 2020 on SilverSneakers advertising and media campaigns compared to the third quarter of 2019.

•

For the Nutrition segment, marketing expenses were $43.6 million, or 27.3% of revenues, for the third quarter of 2020 compared to $44.5 million, or 30.9% of revenues, for the third quarter of 2019, primarily due to improved marketing efficiency and a decrease in television media as a percentage of total media expenses as we allocated more spending to our digital marketing program.

Marketing expenses were $182.7 million, or 21.4% of revenues, for the nine months ended September 30, 2020 compared to $125.5 million, or 14.6% of revenues, for the nine months ended September 30, 2019, including the following marketing expenses by segment:

•

For the Healthcare segment, marketing expenses were $9.0 million, or 2.7% of revenues, for the nine months ended September 30, 2020 compared to $15.4 million, or 3.3% of revenues, for the nine months ended September 30, 2019, primarily due to decreased spending during the nine months ended September 30, 2020 on SilverSneakers advertising and media campaigns compared to the nine months ended September 30, 2019.

•

For the Nutrition segment, marketing expenses were $173.7 million, or 33.5% of revenues, for the nine months ended September 30, 2020 compared to $110.0 million, or 28.6% of revenues, for the nine months ended September 30, 2019, primarily due to a disproportionate amount of annual marketing expenses being incurred in January and February of each year (the beginning of diet season), and in 2019, these expenses were incurred prior to our acquisition of Nutrisystem on March 8, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $26.7 million, or 10.5% of revenues, for the third quarter of 2020 compared to $27.0 million, or 8.9% of revenues, for the third quarter of 2019, including the following SG&A expenses by segment:

•

For the Healthcare segment, SG&A expenses were $12.4 million, or 12.9% of revenues, for the third quarter of 2020 compared to $9.2 million, or 5.7% of revenues, for the third quarter of 2019, primarily due to (i) the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue, (ii) transaction-related costs incurred in connection with the pending sale of the Nutrition Business, (iii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020, and (iv) project costs incurred during the third quarter of 2020 associated with developing our new strategy.  These increases were partially offset by (i) savings in employee compensation resulting from temporary salary reductions and furloughs, as described under “COVID-19” above, and (ii) a decrease in transition, acquisition, and integration costs from $1.1 million for the third quarter of 2019 to $0.5 million for the third quarter of 2020.

•

For the Nutrition segment, SG&A expenses were $14.4 million, or 9.0% of revenues, for the third quarter of 2020 compared to $17.8 million, or 12.3% of revenues, for the third quarter of 2019, primarily due to (i) savings in employee compensation resulting from restructuring plans, as described under “Restructuring and Related Charges” below, and temporary salary reductions, as described under “COVID-19” above, and (ii) a decrease in transition, acquisition, and integration expenses from $2.9 million for the third quarter of 2019 to $0.5 million for the third quarter of 2020.

SG&A expenses were $78.2 million, or 9.1% of revenues, for the nine months ended September 30, 2020 compared to $83.8 million, or 9.8% of revenues, for the nine months ended September 30, 2019, including the following SG&A expenses by segment:

•

For the Healthcare segment, SG&A expenses were $33.3 million, or 9.9% of revenues, for the nine months ended September 30, 2020 compared to $43.0 million, or 9.1% of revenues, for the nine months ended September 30, 2019, primarily due to (i) the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue, (ii) transaction-related costs incurred in connection with the pending sale of the Nutrition Business, (iii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020, and (iv) project costs incurred during the third quarter of 2020 associated with developing our new strategy.  These increases were partially offset by (i) savings in employee compensation resulting temporary salary reductions and furloughs, as described under “COVID-19” above, and(ii) a decrease in transition, acquisition, and integration costs from $19.9 million for the third quarter of 2019 to $2.9 million for the third quarter of 2020.

•

For the Nutrition segment, SG&A expenses were $44.9 million, or 8.7% of revenues, for the nine months ended September 30, 2020 compared to $40.9 million, or 10.6% of revenues, for the nine months ended September 30, 2019, primarily due to a (i) savings in employee compensation resulting from restructuring plans, as described under “Restructuring and Related Charges” below, and temporary salary reductions, as described under “COVID-19” above, and (ii) a decrease in transition, acquisition, and integration expenses from $7.2 million for the nine months ended September 30, 2019 to $1.2 million for the nine months ended September 30, 2020.

Impairment Loss

During the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  These impairment losses were primarily attributable to rapidly changing market and economic conditions resulting from the COVID-19 pandemic. During the third quarter of 2020, we recorded an additional impairment loss of $66.2 million related to goodwill allocated to the Nutrition segment as a result of entering into the Purchase Agreement to sell the Nutrition Business.  See Note 12 of the notes to consolidated financial statements included in this report.

Restructuring and Related Charges

2019 Restructuring Plan

During the first quarter of 2019, we began a reorganization primarily related to integrating the Healthcare and Nutrition segments and streamlining our corporate and operations support ("2019 Restructuring Plan").  The 2019 Restructuring Plan concluded during the first quarter of 2020.  For the three months ended September 30, 2019, we incurred restructuring charges of $0.3 million related to the 2019 Restructuring Plan, the significant majority of which related to the Nutrition segment. For the nine months ended September 30, 2019, we incurred restructuring charges of $4.2 million related to the 2019 Restructuring Plan, of which $1.8 million related to the Healthcare segment and $2.4 million related to the Nutrition segment. For the nine months ended September 30, 2020, we incurred restructuring charges of $0.7 million related to the 2019 Restructuring Plan, of which $0.5 million related to the Healthcare segment and $0.2 million related to the Nutrition segment.  To date, we have incurred restructuring charges of $7.8 million related to the 2019 Restructuring Plan, of which $2.4 million related to the Healthcare segment and $5.4 million related to the Nutrition segment.  These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan is expected to result in total annualized savings in 2020 of approximately $19.5 million, with $6.7 million relating to the Healthcare segment and $12.8 million relating to the Nutrition segment.

2020 COVID Restructuring Plan

During the second quarter of 2020, we began a reorganization plan primarily related to eliminating certain compensation costs in response to the COVID-19 pandemic in order to preserve our liquidity and manage our cash flows (“2020 COVID Restructuring Plan”). For the three months ended September 30, 2020, we did not incur any charges related to the 2020 COVID Restructuring Plan. To date and for the nine months ended September 30, 2020, we incurred restructuring charges of $1.0 million related to the 2020 COVID Restructuring Plan, of which $0.8 million related to the Healthcare segment and $0.2 million related to the Nutrition segment. These expenses consist entirely of severance and other employee-related costs.  The 2020 COVID Restructuring Plan is expected to result in total annualized savings at target performance of approximately $7.5 million, with $6.0 million relating to the Healthcare segment and $1.5 million relating to the Nutrition segment.

2020 Healthcare Restructuring Plan

During the third quarter of 2020, we began a reorganization plan primarily related to optimizing our Healthcare segment for growth and executing on our new strategy (“2020 Healthcare Restructuring Plan”).  To date and for the three months ended September 30, 2020, we incurred restructuring charges of $1.1 million related to the 2020 Healthcare Restructuring Plan, all of which related to the Healthcare segment. These expenses consist entirely of severance and other employee-related costs. We expect to incur additional restructuring costs under this plan during the fourth quarter of 2020. Actions taken to date under the 2020 Healthcare Restructuring Plan are expected to result in total annualized savings at target performance of approximately $1.8 million, all of which relates to the Healthcare segment.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.6 million for the third quarter of 2020 compared to the third quarter of 2019, primarily due to increased amortization expense on intangible assets in the Nutrition segment due to an adjustment to the customer list intangible asset to finalize the preliminary purchase price allocation during the fourth quarter of 2019 based on information obtained regarding facts and circumstances that existed as of the acquisition date.

Depreciation and amortization expense increased by $18.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the acquisition of Nutrisystem on March 8, 2019, which resulted in additional depreciation and amortization expense in 2020 attributable to the acquisition of Nutrisystem’s property and equipment as well as intangible assets recorded in connection with the acquisition.

Interest Expense

Interest expense decreased by $2.6 million for the third quarter of 2020 compared to the third quarter of 2019, primarily due to a lower level of outstanding borrowings in 2020 under the Credit Agreement (as defined below).

Interest expense increased by $9.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to our entering into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swingline lender, on March 8, 2019, including term loans with an initial borrowing of $1,180 million, in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 8 of the notes to consolidated financial statements in this report for a discussion of income tax expense.

Liquidity and Capital Resources

Overview

As of September 30, 2020, outstanding debt under the Credit Agreement was $974.8 million, and we had $56.4 million of cash and cash equivalents.

As of September 30, 2020, we had working capital of $4.8 million. While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe our cash on hand, net proceeds from the expected disposition of the Nutrition Business, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures (which we currently plan to curtail for the remainder of 2020) for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to

us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from any one or series of such transactions. As of September 30, 2020, availability under the Revolving Credit Facility totaled $124.5 million as calculated under the most restrictive covenant.

The consummation of the transactions contemplated by the Purchase Agreement, which will result in the disposition of our Nutrition Business, is expected to occur in the fourth quarter of 2020.  As required under the provisions of our Credit Agreement, we expect to use the significant majority of the net proceeds from the divestiture to pay down principal on the term loans under our Credit Agreement.

Credit Facility

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement.  The Credit Agreement provides us with (i) a $350.0 million Term Loan A (“Term Loan A”), (ii) an $830.0 million Term Loan B (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

We are required to repay Term Loan A loans in consecutive quarterly installments, each in the amount of 2.50% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2024, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.75% of the aggregate initial amount of such loans, payable beginning on June 30, 2019 and on the last day of each succeeding quarter thereafter until maturity on March 8, 2026, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through September 30, 2020, we made payments of $164.7 million on the Term Loans, which included prepayments of all amounts due through December 31, 2021, excluding any Excess Cash Flow Payments that may be required, as described below.  We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021. As of September 30, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 3.81.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the divestiture of the Nutrition Business and the resulting paydown of principal on the term loans under our Credit Agreement, our fitness partner locations reopening and/or remaining open, and the average monthly total participation levels of our members at such locations, we currently believe we will be in compliance with the Net

Leverage Ratio covenant over the next 12 months.  We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio.

Cash Flows Provided by Operating Activities

Operating activities during the nine months ended September 30, 2020 provided cash of $165.0 million compared to $84.8 million during the nine months ended September 30, 2019. The increase in operating cash flow is primarily due to (i) increased collections on accounts receivable, (ii) decreased payments related to acquisition and integration costs, and (iii) decreased payments related to visit costs.  These changes were partially offset by higher interest payments related to borrowings under the Credit Agreement.

Cash Flows Used in Investing Activities

Investing activities during the nine months ended September 30, 2020 used $13.3 million in cash, compared to $1,078.2 million during the nine months ended September 30, 2019.  This change is primarily due to the acquisition of Nutrisystem in March 2019.

Cash Flows Provided by (Used In) Financing Activities

Financing activities during the nine months ended September 30, 2020 used $97.7 million in cash, compared to cash provided of $998.3 million during the nine months ended September 30, 2019.  This decrease is primarily due to a higher amount of net borrowings under the Credit Agreement in 2019 (compared to net payments under the Credit Agreement in 2020) and the payment of deferred loan costs in 2019, each related to the acquisition of Nutrisystem in March 2019.

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

We estimate that a one-point interest rate change in our floating rate debt would have resulted in a change in interest expense of approximately $2.2 million for the nine months ended September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2020.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2020.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 11 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in the 2019 Form 10-K, as amended and restated in its entirety in Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is amended and restated in its entirety as follows:

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

Risks Relating to the Divestiture of the Nutrition Business

While the Transactions are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the Transactions are completed, the fact that they are pending may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the Transactions may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Transactions and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Transactions are pending or if they fail to close. We may incur significant costs, charges or expenses relating to the Transactions, regardless of whether or not they are completed.

Pursuant to the Purchase Agreement, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Transactions, could result in our inability to respond effectively to competitive pressures and industry developments and may otherwise have a material adverse effect on our future results of operations or financial condition.

It is also possible that one or more lawsuits could be brought challenging the Transactions. If dismissals are not obtained or settlements are not reached, such lawsuits could prevent or delay completion of the Transactions and/or result in substantial costs to us.

Failure to complete the Transactions could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Transactions will occur. Consummation of the Transactions is subject to various conditions, including, among other things, the expiration or termination of the waiting period under the HSR Act applicable to the Transactions and certain other conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. If the Transactions are not consummated, our stock price may decline. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Transactions does not occur. Any failed transaction may result in negative publicity and a negative impression of us in the investment community. In certain circumstances, if the Purchase Agreement is terminated, we may be required to pay Kainos a termination fee of $15 million. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

Risks Relating to Our Business Generally

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse effect on our business and results of operations.

In late 2019, COVID-19 was reported to have surfaced in Wuhan, China and has spread to other countries, including the United States. In January 2020, the Secretary of HHS declared a national public health emergency due to COVID-19, and in March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic. Many state and local governments, together with public health officials, have recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders and social distancing guidelines for individuals. As a result, by March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed.  A substantial number of our fitness partner locations remained closed through April 2020.  Although some locations reopened in May 2020 and additional locations reopened in June and throughout the third quarter of 2020, the average monthly total participation levels of our members after such locations reopened were significantly below historical levels, thus adversely impacting revenues in our Healthcare segment during the second and third quarters of 2020.  We may face reclosures and/or long-term closures and other operational restrictions with respect to some or all of our Healthcare segment’s fitness partner locations for prolonged periods of time due to, among other factors, evolving governmental restrictions including public health directives, quarantine policies, or social distancing measures.  Additionally, even if fitness partner locations are open, members may avoid public gathering places because of a perceived risk of infection or risk to health, which could reduce overall demand and adversely impact their use of our services.  Because a significant portion of our Healthcare segment revenues from our SilverSneakers program is based on member visits to a fitness partner location, this decrease in member participation has affected and could further adversely affect our business and results of operations.

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

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement.  As of September 30, 2020, outstanding debt under the Credit Agreement was $974.8 million.

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

The Credit Agreement contains a Net Leverage Ratio covenant. Following the divestiture of our Nutrition Business and the expected resulting paydown of principal on the term loans under our Credit Agreement, we expect to be in compliance with the Net Leverage Ratio covenant for the next 12 months. But given the significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, if the Transactions are not consummated and the expected resulting paydown of principal on the term loans under our Credit Agreement does not occur, there are potential scenarios under which we could fail to comply with the Net Leverage Ratio covenant contained in our Credit Agreement.  Our failure to comply with such covenant would result in an event of default that, if not waived, could have a material adverse effect on our financial condition, results of operations or debt service capability. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on us and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  In the fourth quarter of 2019, we recorded impairment losses of $240.0 million and $137.1 million related to the Nutrisystem tradename and goodwill, respectively.  The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in the Company’s market capitalization and, as discussed above under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview”, in the actual and forecasted operating results of our Healthcare segment, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets. During the first quarter of 2020, we recorded an impairment loss of $199.5 million, including $80.0 million related to the Nutrisystem tradename and $119.5 million related to goodwill allocated to the Nutrition segment.  During the third quarter of 2020, we recorded an additional impairment loss of $66.2 million related to goodwill allocated to the Nutrition segment.  At September 30, 2020, we had approximately $468.9 million and $586.4 million of goodwill and intangible assets, respectively, remaining.  Following the impairment loss, as of September 30, 2020, there is no excess of estimated fair value over carrying value (“headroom”) for the Nutrition reporting unit.  If we determine that the carrying values of our goodwill and/or intangible assets should be further impaired, we may incur additional non-cash charges to earnings, which could have a material adverse effect on our results of operations for the period in which the additional impairment occurs.

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

If our Healthcare segment customers and/or fitness partner locations choose not to renew their contracts with us (which occurs from time to time), our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives (including as a result of increased unemployment and the resulting loss of health insurance coverage) could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations.  Moreover, the businesses of our fitness partner locations have been and will likely continue to be adversely affected by the closure of locations, public health directives, or social distancing measures applicable upon reopening of locations and reduced overall consumer demand for fitness center use as a result of the COVID-19 pandemic.  If a significant portion of our fitness partner network is unable to return to normal operations within a reasonable period of time as a result of financial or operational stresses brought on by the COVID-19 pandemic, we may be unable to make alternative arrangements with substitute fitness partners on favorable terms or at all.

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

However, there is substantial uncertainty regarding the net effect and future of the ACA. The presidential administration and Congress have made significant changes to the ACA, its implementation and its interpretation.  Effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate.  As a result, a federal court in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the ACA was, therefore, invalid.  In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate but remanded for further consideration of how this affects the rest of the law. The law remains in effect pending appeal.  It is possible that the reforms imposed by the ACA or uncertainty regarding significant changes or court challenges to the law will adversely affect the profitability of our Healthcare segment customers and cause our Healthcare segment customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA’s complexity and the difficulty of predicting the impact of changes on other healthcare industry participants and the ultimate outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact us. Furthermore, we could also be impacted by other legislative and regulatory healthcare reform initiatives.  For example, the Creating High-quality Results and Outcomes Necessary to Improve Chronic (CHRONIC) Care Act of 2018 allows Medicare Advantage plans, starting in 2020, to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Additionally, some members of Congress and other politicians have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). Further, the potential impact of the 2020 federal election on health reform efforts is unknown.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The stock repurchase activity for the third quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2020 - 7/31/2020	—	$—	—	$—
8/1/2020 - 8/31/2020	1,173	16.28	—	—
9/1/2020 - 9/30/2020	—	—	—	—
Total	1,173	$16.28
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our Common Stock during the three months ended September 30, 2020.

Item 6. Exhibits

(a)	Exhibits

2.1

Stock Purchase Agreement, dated as of October 18, 2020, by and among the Company, Kainos NS Holdings LP, and KNS Acquisition Corp. [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 19, 2020, File No. 000-19364].

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101 hereto).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	November 6, 2020	By	/s/ Adam Holland

Chief Financial Officer
(Principal Financial Officer)