Form 10-K
period 2020-12-31
TIVITY HEALTH, INC.
filed 2021-03-02
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

(800) 869-5311
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $.001 par value	TVTY	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $487.1 million based on the price at which the shares were last sold for such date on The Nasdaq Stock Market LLC.

As of February 19, 2021, 49,151,491 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Tivity Health, Inc.

Form 10-K

PART I

As used throughout this Annual Report on Form 10-K (this “Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly owned subsidiaries.

Item 1. Business

Overview

Tivity Health, Inc. (the “Company”), was founded and incorporated in Delaware in 1981.  Through our four programs, SilverSneakers® senior fitness, Prime® Fitness, WholeHealth LivingTM, and Wisely WellTM, we are focused on becoming the modern destination for healthy living, especially for seniors and older adults.

We offer SilverSneakers to members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass approximately 16,000 partner locations and nearly 1,000 alternative locations that provide classes outside of traditional fitness centers. We also offer virtual fitness experiences, including live instructor-led classes. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 18,000 complementary, alternative, and physical medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.  Finally, through our Wisely Well brand, we offer meals designed to support individuals and caregivers who are seeking meal convenience as well as those recovering after a hospitalization or living with chronic conditions.

Effective as of December 9, 2020, we completed the sale of Nutrisystem, Inc. (“Nutrisystem”), a wholly owned subsidiary of the Company that included the Nutrisystem® and South Beach Diet® programs, to KNS Acquisition Corp. (“Kainos”) pursuant to terms of a Stock Purchase Agreement (the “Purchase Agreement”), dated October 18, 2020, by and among the Company, Kainos, and Kainos NS Holdings LP.  At the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Transactions”), Nutrisystem and its subsidiaries were acquired by, and became wholly owned subsidiaries of, Kainos.  Pursuant to the terms of the Purchase Agreement, Kainos paid to the Company an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $559 million, which amount is subject to a customary working capital adjustment post-Closing.  We used the significant majority of the net proceeds from the divestiture to pay down $519 million of principal on the term loans under our Credit Agreement (as defined below).  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements, and all related assets and liabilities have been classified as discontinued operations at December 31, 2019.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

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

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on our results from continuing operations for the first quarter of 2020 because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location. A substantial number of our fitness partner locations remained closed through April, with some locations reopening in May and additional locations reopening in June and throughout the third quarter of 2020. Due to a resurgence of COVID-19 cases throughout the country, some fitness partner locations were closed again during the fourth quarter of 2020.  For the month of December 2020, approximately 74% of our fitness partner locations reported at least one visit from our SilverSneakers program.  From April through December 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues from continuing operations.  We are unable to predict with certainty how many of our fitness partner locations will be subject to any operational restrictions in the future and for what duration, or the level of member participation at our fitness partner locations.

Customer and Partner Contracts

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months. Our fitness partner location contracts generally have initial terms ranging from one to three years and auto-renew for successive one-year renewal terms.

Business Strategy

Our strategy is to become the modern destination for healthy living.  We will expand beyond fitness by establishing an engagement platform that enables personalized member interaction with all of our offerings, and we will partner with other payors and service providers to aggregate services to members under the SilverSneakers umbrella.  The continued development of our suite of digital offerings will enable a more tailored, interactive, and impactful experience across a variety of areas, including fitness, social connection, community involvement, volunteering, and enrichment.  In addition, we plan to accelerate growth in our WholeHealth Living offering through market share expansion and improved technology.

Segment and Major Customer Information

Following the sale of Nutrisystem in December 2020, we have one operating and reportable segment.

During 2020, Humana, Inc. (“Humana”), United Healthcare, Inc. (“United Healthcare”), and Blue Cross Blue Shield Association (“BCBSA”, which relates to our Prime Fitness business) each comprised more than 10%, and together comprised 39%, of our revenues from continuing operations. Our primary contracts with each of Humana, United Healthcare, and BCBSA continue through December 31, 2022.  No other customer accounted for 10% or more of our revenues from continuing operations in 2020. See Note 17 of the notes to consolidated financial statements included in this report relating to revenues from external customers and customer concentration.

Competition

The healthcare industry is highly competitive, and the manner in which services are provided is subject to continual change. Other entities, whose financial and marketing resources may exceed our resources, may choose to initiate or expand programs in competition with our offerings.

We believe we have certain advantages over our competitors such as:

•	the brand recognition of our programs such as SilverSneakers;
•	our long-term relationships with health plans;
•	our proprietary class programming, including our growing digital programming;
•	the depth and breadth of our fitness center network relationships, which encompass approximately 16,000 partner locations; and
•	the trusting connections with our members developed over more than 25 years.

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

The ACA contains provisions that affect our customers, including commercial health plans and Medicare Advantage programs. Since 2010, when the ACA was enacted, the ACA has decreased the number of uninsured individuals, and expanded coverage through the expansion of public programs and private sector health insurance. However, the ACA also may increase costs and/or reduce the revenues of our customers or prospective customers. For example, the ACA prohibits commercial health plans from using gender, health status, family history, or occupation to set premium rates, eliminates pre-existing condition exclusions, and bans annual benefit limits. In addition, the ACA established uniform minimum medical loss ratios (“MLRs”) for health plans, requiring a minimum percentage of health coverage premium revenue to be spent on healthcare medical costs and quality improvement expenses. The ACA also reduced premium payments to Medicare Advantage plans such that the managed care per capita payments paid by HHS to Medicare Advantage plans are now, on average, approximately equal to those for traditional Medicare.  There is substantial uncertainty regarding the ongoing effects of the ACA because the Trump administration and Congress have made significant changes to the ACA, its implementation and its interpretation. Final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential benefits mandated by the ACA.  Effective January 2019, Congress eliminated the financial penalty associated with the ACA’s individual mandate. In December 2018, a federal court in Texas ruled that the individual mandate was unconstitutional as a result of this change and determined that the rest of the ACA was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. It is difficult to predict whether, when or how the ACA will be further changed, what alternative provisions, if any, will be enacted, the timing of implementation of any alternative provisions, the impact of alternative provisions on providers and other healthcare industry participants, and the ultimate outcome and impact of court challenges. The healthcare industry remains subject to ongoing health reform initiatives. For example, beginning in 2020, the Creating High-quality Results and Outcomes Necessary to Improve Chronic (CHRONIC) Care Act of 2018 (“Chronic Care Act”) allows Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health.  Additionally, some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). Further, the potential impact of the 2020 federal election on health reform efforts is unknown.

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

In addition, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing the confidentiality and security of confidential personal information that may apply to us directly or us contractually. These laws vary, are subject to frequent changes and updates in regulations, and could impose additional penalties and other legal liability. For example, the potential effects of the CCPA (as defined under Item 1A “Risk Factors”) are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data use and data breaches. If we fail to comply with these or other applicable laws and regulations, we could be subject to liabilities, including civil penalties, money damages, and criminal penalties.

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

Intellectual Property

We own numerous trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, domain names, trade dress, and trade secrets is important to our success. We protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, trade dress and trade secret laws, and through the domain name dispute resolution system.

Human Capital Resources

Employee Profile

As of February 22, 2021, we had approximately 350 employees, comprised of 35% male and 65% female.  Of our total employees, 54% were based out of our office in Chandler, Arizona, 13% were based out of our office in Franklin, Tennessee, and the remaining 33% were based off-campus within the United States.  We believe we have good relationships with our employees, and we encourage open and candid communication to ensure we maintain positive relationships.

Health and Safety

We are committed to the health and safety of our employees.  We have implemented health and safety policies and practices, taking into account CDC guidance and any applicable state or local requirements, to reduce the transmission of COVID-19, including adopting flexible work-from-home arrangements, imposing travel restrictions, promoting social distancing, and increasing cleaning protocols at our two office locations.  Since March 2020, we have not required our employees to work in the office; in June 2020, we began allowing employees to work in the office at their election, with increased office sanitation measures and the expectation that employees are adhering to social distancing and mask protocols.

Diversity and Inclusion

We embrace diversity and inclusion and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures.  Our CEO has pledged his commitment to the CEO Action for Diversity & InclusionTM, which outlines a specific set of actions the CEO will take to cultivate a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion.  To further this effort and in addition to our existing communication vehicles, we have created an internal diversity and inclusion council, launched a diversity-focused listening series, and conducted unconscious bias training sessions with our employees. With the assistance of our diversity and inclusion council, we continue to explore additional diversity and inclusion initiatives.

Employee Engagement

We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in Company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our Company an employer of choice. The results are shared with the entire organization and are reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement.  We have also established regular communication between the CEO and employees.  Finally, we monitor employee turnover, with a particular emphasis on regretted turnover, and conduct exit interviews with departing employees.

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

As a result of the COVID-19 pandemic, by March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed.  A substantial number of our fitness partner locations remained closed through April 2020.  Although some locations reopened in May 2020 and additional locations reopened in June and throughout the third quarter of 2020, the average monthly total participation levels of our members after such locations reopened were significantly below historical levels, thus adversely impacting our revenues during the second, third and fourth quarters of 2020.  There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business and government shutdowns. Although some restrictions have eased in some jurisdictions, rates of COVID-19 infection in regions across the United States and the world have remained high in recent months, and some areas are re-imposing closures and other restrictions due to such high rates of COVID-19 cases. As a result, the COVID-19 pandemic is significantly affecting, and is likely to continue to affect, overall economic conditions in the United States.

We have faced and may continue to face reclosures and/or long-term closures and other operational restrictions with respect to some or all of our fitness partner locations for prolonged periods of time due to, among other factors, evolving governmental restrictions including public health directives, quarantine policies, or social distancing measures.  Additionally, even if fitness partner locations are open, members may avoid public gathering places because of a perceived risk of infection or risk to health, which could reduce overall demand and adversely impact their use of our services.  Because a significant portion of our revenues from our SilverSneakers program is based on member visits to a fitness partner location, this decrease in member participation has affected and could further adversely affect our business and results of operations.

The extent to which COVID-19 continues to affect our results will depend on future developments, including whether there are additional outbreaks, mutations, variants, or related strains of the virus in locations where we operate, and the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19, which are highly uncertain and cannot be predicted.

Consumer spending generally may also be negatively impacted by adverse general macroeconomic conditions and reduced consumer confidence, including the impacts of any recession resulting from the COVID-19 pandemic. This has negatively impacted, and may further negatively impact, the number of paid subscribers in our Prime Fitness program.

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we have implemented a work-from-home policy for our employees, which may negatively impact productivity and cause other disruptions to our business.  We closed our corporate offices and/or call centers from mid-March through May and began reopening our corporate offices on a limited basis in June as we continue to prioritize the safety and well-being of our employees.  We have incurred, and may incur in the future, costs related to implementing our work-from-home policy as well as additional cleaning fees and supplies related to the COVID-19 pandemic.

We are uncertain of the potential long-term impacts of the COVID-19 pandemic on our business, and the severity, duration, and timing of the business and economic impacts from the continuing, unprecedented public health effort to contain and combat the spread of COVID-19, which has previously included, and may in the future include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Part I, Item 1. “Business – Business Strategy" in this report for more information regarding our business strategy.  There are risks involved in pursuing our strategy, including the ability to hire or retain the personnel necessary to manage our strategy effectively.

In addition to the risks set forth above, implementation of our business strategy could be affected by a number of factors beyond our control, such as epidemics and pandemics, including the ongoing COVID-19 pandemic (including responses of governmental authorities to contain such epidemics and pandemics), increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

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

Certain of our interest rate swap agreements do not qualify for hedge accounting treatment, which may result in volatility in our U.S. GAAP earnings.

We maintain five interest rate swap agreements with current notional amounts totaling $311.1 million that do not qualify for hedge accounting treatment (“de-designated swaps”).  The de-designated swaps are recorded at their estimated fair value in the consolidated balance sheet, with changes in fair value recognized each period in current earnings.  Such changes may result in volatility in our U.S. GAAP earnings and may adversely affect the price of our common stock.

We have a significant amount of goodwill and intangible assets, the value of which could become further impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in the Company’s market capitalization and in our actual and forecasted operating results, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets (which consist of the Nutrisystem tradename and the SilverSneakers tradename).  Following these evaluations, we recorded a total impairment loss of $199.5 million related to the Nutrisystem goodwill and tradename during the first quarter of 2020, which amount is reflected in loss from discontinued operations.  We determined there was no impairment related to the SilverSneakers tradename or the carrying value of goodwill related to continuing operations.  During the third and fourth quarters of 2020, we recorded additional impairment losses of $66.2 million and $24.0 million related to the Nutrition business, each of which is reflected in loss from discontinued operations. At December 31, 2020, we had approximately $334.7 million and $29.0 million of goodwill and intangible assets, respectively, remaining.  If we determine that the carrying values of our goodwill and/or intangible assets related to continuing operations should be impaired, we may incur non-cash charges to earnings, which could have a material adverse effect on our results of continuing operations for the period in which the impairment occurs.

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

We are subject to certain legal proceedings, which potentially involve large claims and significant defense costs

(see Note 11 of the notes to consolidated financial statements included in this report). These legal proceedings and any other claims that we may face in the future, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. The coverage limits of our insurance policies may not be adequate to cover all such claims and some claims may not be covered by insurance. Additionally, insurance coverage with respect to some claims against us or our directors and officers may not be available on terms that would be favorable to us.  The cost of such coverage has increased in recent years and could further increase in the future.  Further, although we believe that we have conducted our operations in compliance with applicable statutory and contractual requirements and that we have meritorious defenses to outstanding claims, it is possible that resolution of these legal matters could have a material adverse effect on our results of operations.  In addition, legal expenses associated with the defense of these matters may be material to our results of operations in a particular financial reporting period.

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

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting fitness partner locations and using our services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza or COVID-19, may cause members to avoid public gathering places and negatively impact their use of our services.  As some of the fees that we charge our customers are based on member participation, a decrease in member participation could adversely affect our business and results of operations.

If our customers or fitness center partners experience financial distress, or seek to change or delay payment terms, it could negatively affect our financial position and results.

At any given time, one or more of our customers or fitness center partners may experience financial difficulty, file for bankruptcy protection or go out of business. Unfavorable economic and financial conditions, such as the current events surrounding the COVID-19 pandemic, could result in an increase in our customers’ or fitness center partners’ financial difficulties that then affect us.  The direct impact on us could include reduced revenues and write-offs of accounts receivable and could negatively impact our operating cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets and reduced liquidity, among others.

If our efforts to attract and retain paying subscribers for our Prime Fitness program are not successful, our business will be adversely affected.

Our ability to continue to attract paying subscribers for our Prime Fitness program will depend in part on our ability to offer convenience and value to our Prime Fitness subscribers and our partners’ ability to effectively market the program. Our ability to attract and retain paying subscribers may be adversely affected by our competitors' relative offerings, pricing, and other factors, as well as other fitness programs (including digital offerings) in the marketplace. If our Prime Fitness subscribers do not perceive our products to be of value, we may not be able to attract and retain Prime Fitness subscribers. Additionally, COVID-19 has adversely impacted and may continue to adversely impact our ability to attract and retain subscribers for our Prime Fitness program. We must continually add new Prime Fitness paying subscribers both to replace canceled subscriptions and to grow our Prime Fitness program beyond our current subscriber base. Further, if excessive numbers of our Prime Fitness subscribers cancel their subscriptions, in connection with COVID-19 or otherwise, our results of operations will be adversely affected.

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

Risks Relating to the Healthcare Industry

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

For the year ended December 31, 2020, three customers each comprised more than 10%, and together comprised approximately 39%, of our revenues from continuing operations. Our primary contracts with these customers continue through December 31, 2022. The loss or restructuring of a contract with any of these customers or any of our other significant customers could have a material adverse effect on our business and results of operations.  None of these three contracts allows the customer to terminate for convenience prior to the expiration of the contract.

Our inability to renew and/or maintain contracts with our customers and/or fitness partner locations under existing terms or restructure these contracts under favorable terms could adversely affect our business and results of operations.

If our customers and/or fitness partner locations choose not to renew their contracts with us (which occurs from time to time), our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives (including as a result of increased unemployment and the resulting loss of health insurance coverage) could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations. Moreover, the businesses of our fitness partner locations have been and will likely continue to be adversely affected by the closure of locations, any public health directives, or social distancing measures applicable upon reopening of locations and reduced overall consumer demand for fitness center use as a result of the COVID-19 pandemic.  If a significant portion of our fitness partner network is unable to return to normal operations within a reasonable period of time as a result of financial or operational stresses brought on by the COVID-19 pandemic, we may be unable to make alternative arrangements with substitute fitness partners on favorable terms or at all.

Reductions in Medicare Advantage health plan reimbursement rates or changes in plan designs may negatively impact our business and results of operations.

A significant portion of our revenue is indirectly derived from the monthly premium payments paid by the U.S. Department of Health and Human Services to our health plan customers for services they provide to Medicare Advantage beneficiaries.  As a result, our results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. An executive order issued in October 2019 seeks to encourage innovative Medicare Advantage benefit structures and plan designs, including through changes to supplemental benefits.  Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under these programs, reductions in funding of these programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage affecting the services that we provide, could have a material adverse effect on our health plan customers, and as a result, on our business and results of operations.

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

However, there is substantial uncertainty regarding the net effect and future of the ACA. The Trump administration and Congress have made significant changes to the ACA, its implementation and its interpretation.  Effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate.  As a result, a federal court in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the ACA was, therefore, invalid.  In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process.  It is possible that the reforms imposed by the ACA or uncertainty regarding significant changes or court challenges to the law will adversely affect the profitability of our customers and cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the ACA’s complexity and the difficulty of predicting the impact of changes on other healthcare industry participants and the ultimate outcome of court challenges, we are unable to predict all of the ways in which the ACA could impact us. Furthermore, we could also be impacted by other legislative and regulatory healthcare reform initiatives.  For example, the Chronic Care Act of 2018 allows Medicare Advantage plans, starting in 2020, to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Additionally, some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). Further, the potential impact of the 2020 federal election on health reform efforts is unknown.

Risks Relating to Information Technology, Data Privacy and Intellectual Property

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

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well.  The secure maintenance of this and other confidential information or other proprietary information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use or disclosure, we have implemented multiple layers of security, including technical safeguards, processes, and our people. Our defenses are monitored and routinely tested internally and by external parties. In addition, we are Health Information Trust Alliance (“HITRUST”) certified, which enables us to demonstrate compliance with industry-defined risk management and data protection requirements based on a standardized framework. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, technology failures, and advanced attacks against information systems create risk of cybersecurity incidents, which are rapidly evolving and increasingly sophisticated. Personnel error or malfeasance, faulty password management, social engineering or other vulnerabilities and irregularities may also result in a defeat of our or our third-party service providers' security measures and a breach of our or their information systems. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. Therefore, we cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents or occurrences, which may result in unauthorized access by third parties, loss, modification, misappropriation, disclosure or corruption of customer, employee, or our information; member protected health information; or other data subject to privacy laws, or that otherwise disable or degrade our systems, disrupt our customers’ experience and our ability to efficiently operate our business. In addition, COVID-19 may have an adverse impact on our information technology systems and our ability to securely preserve confidential information, including as a result of telecommuting issues associated with our employees working remotely. Such cybersecurity incidents or delays in responding to or remedying damage caused by such incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities.

Our business is subject to new and changing federal and state privacy and security laws, rules and regulations, which impact our operating costs and for which failure to adhere could negatively impact our business.

Our business is subject to various federal and state privacy and data security laws, rules and regulations. Some state laws and regulations may be inconsistent across jurisdictions and subject to evolving and differing (sometimes conflicting) interpretations and applications. While we are using internal and external resources to monitor compliance with and to continue to modify our data practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data practices fail to address all the requirements of certain new or changing laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ requests.  Moreover, the California Privacy Rights Act (“CPRA”) was recently approved by California voters as a ballot initiative and will take effect January 1, 2023, and significantly modifies the CCPA. Failure to comply with the CCPA and, after July 2023, the CPRA, may result in governmental enforcement actions, private claims, including class action lawsuits, and damage to our reputation. In addition, the CPRA creates a new enforcement agency charged with enforcing the CPRA and imposes additional requirements including privacy risk assessments and audits as well as vendor contractual requirements for data sharing, license and access arrangements. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third-parties do not have appropriate controls in place to protect such personal, confidential or proprietary information.  Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data.  The obligations imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

Further, our marketing and member engagement activities may be subject to communications privacy laws such as the Telephone Consumer Protection Act, CAN-SPAM Act and FTC and Federal Communications Commission (“FCC”) rules and regulations. While we strive to adhere to strict policies and procedures that comply with such laws and regulations, we may be subjected to class action lawsuit settlements or penalties, and regulators and courts may disagree with our interpretation of these laws and regulations and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our marketing practices violate communications privacy laws could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense or settlement by us.

The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation.

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

Risks Relating to our Credit Facility

The performance of our business (as it could further be affected by the COVID-19 pandemic) and the level of our indebtedness could prevent us from meeting the obligations under our Credit Agreement or have an adverse effect on our future financial condition, our ability to raise additional capital, or our ability to react to changes in the economy or our industry.

In connection with the consummation of the acquisition of Nutrisystem, on March 8, 2019, we entered into the Credit Agreement.  As of December 31, 2020, outstanding debt under the Credit Agreement was $466.7 million, which represented $496.3 million of principal on the term loans under the Credit Agreement less deferred loan costs and original issue discount.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs.  If there are prolonged or worsening effects of the COVID-19 pandemic, such as long-term closures of our fitness partner locations, we could be unable to generate revenues and cash flows sufficient to conduct our business, service our outstanding debt, and comply with the covenants under the Credit Agreement.  This could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or result in an acceleration of the maturity of a significant portion or all of our then-outstanding debt obligations, which we may be unable to repay or refinance.

The Credit Agreement contains various affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on us and certain of our subsidiaries with respect to, among other things, indebtedness; liens; negative pledges; restricted payments (including dividends, distributions, buybacks, redemptions, repurchases with respect to equity interests, and payments, redemptions, retirements, purchases, acquisitions, defeasance, exchange, conversion, cancellation or termination with respect to junior lien, subordinated or unsecured debt); restrictions on subsidiary distributions; loans, advances, guarantees, acquisitions and other investments; mergers and other fundamental changes; sales and other dispositions of assets (including equity interests in subsidiaries); sale/leaseback transactions; transactions with affiliates; conduct of business; amendments and waivers of organizational documents and material junior debt agreements; and changes to fiscal year.

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

•	possibly limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to competitors who may be less leveraged.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly, and changes in LIBOR reporting practices could lead to an increase in the cost of our indebtedness and adversely affect our results of operations.

Borrowings under our Credit Agreement are at variable rates of interest, generally using LIBOR as the benchmark, and expose us to interest rate risk.  Interest rates are currently at historically low levels, but if interest rates increase, our debt service obligations with respect to our variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.

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

A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our variable rate debt and interest rate swaps.  The Financial Conduct Authority of the United Kingdom has announced that by the end of calendar year 2021 it will no longer require LIBOR submissions, resulting in the possible unavailability or lack of suitability of LIBOR as a benchmark rate. Discussions among the Financial Conduct Authority, the ICE Benchmark Administration and others regarding LIBOR cessation are ongoing, and a number of uncertainties remain. While our borrowing arrangements provide for alternative base rates as well as a method for selecting a benchmark replacement for LIBOR, the consequences of LIBOR becoming unavailable or not suitable at some point cannot be predicted with confidence at this time. Use of an alternative base rate or a benchmark replacement for LIBOR as a basis for calculating interest with respect to our outstanding variable rate indebtedness or interest rate swap agreements could lead to an increase in the interest we pay and a corresponding increase in the cost of our indebtedness, and could affect our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we leased the following facilities:

Description of Use	Leased Square Footage	Square Footage Subleased to Other Tenants	Location
Office space	263,598	218,769	Franklin, Tennessee
Office space	45,085	—	Chandler, Arizona
Office space	6,361	—	Ashburn, Virginia
Total	315,044	218,769

Item 3. Legal Proceedings

For a description of material pending legal proceedings, see Note 11 of the notes to consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of March 2, 2021.  Executive officers of the Company serve at the pleasure of the Board of Directors of the Company.

Officer	Age	Position

Richard M. Ashworth	46

Chief Executive Officer of the Company since June 2020.  President of Walgreen Co. (“Walgreens”) from February 2020 to June 2020.  President of Operations of Walgreens from November 2017 to February 2020 and President of Pharmacy and Retail Operations of Walgreens from 2014 to 2017.

Adam C. Holland	42

Chief Financial Officer of the Company since June 2017.  Chief Financial Officer of Kirkland’s, Inc. (“Kirkland’s”) from February 2015 to June 2017, Chief Accounting Officer of Kirkland’s from August 2014 to February 2015 and Vice President of Finance of Kirkland’s from August 2008 to February 2015.

Ryan M. Wagers	43

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

Performance Graph

The following graph compares the total stockholder return of $100 invested on December 31, 2015 in (a) the Company, (b) the Nasdaq U.S. Stocks Benchmark index and (c) the Nasdaq Health Care index, assuming the reinvestment of all dividends.

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Holders of Common Stock

At February 22, 2021, there were approximately 10,400 holders of our common stock, including 274 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The stock repurchase activity for the fourth quarter of 2020 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2020 - 10/31/2020	—	—	—	—
11/1/2020 - 11/30/2020	—	—	—	—
12/1/2020 - 12/31/2020	8,513	$19.70	—	—
Total	8,513	$19.70	—	—
(1)	Total shares purchased include shares attributable to the withholding of shares by Tivity Health to satisfy the payment of tax obligations related to the vesting of restricted shares.
(2)	We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended December 31, 2020.

Annual Report

A copy of the Tivity Health, Inc. Annual Report on Form 10-K for 2020 filed with the Securities and Exchange Commission is available on the Company's website, www.tivityhealth.com. It is also available from the Company (without exhibits) at no charge. These requests should be directed to Jill Meyer, Vice President – Corporate Communications, or Adam Holland, Chief Financial Officer, at the Company's corporate office.

Item 6. Selected Financial Data

The following table represents selected consolidated financial data. The table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplementary Data" of this report.  As further discussed in Note 1 to the notes to the consolidated financial statements included in this report, our results from continuing operations do not include the results of the Nutrisystem and TPHS businesses, which we sold effective December 9, 2020 and July 31, 2016, respectively.

(In thousands, except per share data)	Year Ended December 31,
	2020		2019		2018		2017		2016
Operating Results:
Revenues	$437,714		$633,066		$606,299		$556,942		$500,998
Cost of revenue (exclusive of depreciation and amortization included below)	250,362		445,817		418,333		390,261		353,451
Marketing expenses	12,197		17,720		14,417		5,541		3,669
Selling, general and administrative expenses	42,991		53,198		35,077		34,164		39,478
Depreciation and amortization	9,930		7,137		4,667		3,357		4,085
Restructuring and related charges	4,358		1,881		124		3,223		4,933
Operating income	$117,876		$107,313		$133,681		$120,396		$95,382

Interest expense	43,477	(1)	41,803	(1)	8,733		15,613		17,318
Income before income taxes	$74,399		$65,510		$124,948		$104,783		$78,064

Income tax expense	17,530	(2)	20,293	(2)	27,046	(2)	43,553	(2)	21,973
Income from continuing operations	$56,869		$45,217		$97,902		$61,230		$56,091

Income (loss) from discontinued operations, net of income tax	(280,500)		(332,038)		901		2,485		(184,706)
Net income (loss)	$(223,631)		$(286,821)		$98,803		$63,715		$(128,615)

Less: net income attributable to non-controlling interest	—		—		—		—		496
Net income (loss) attributable to Tivity Health	$(223,631)		$(286,821)		$98,803		$63,715		$(129,111)

Basic income (loss) per share attributable to Tivity Health:
Continuing operations	$1.17		$0.97		$2.44		$1.56		$1.52
Discontinued operations	(5.75)		(7.14)		0.02		0.06		(5.01)
Net income (loss) (3)	$(4.59)		$(6.17)		$2.47		$1.62		$(3.49)

Diluted income (loss) per share attributable to Tivity Health:
Continuing operations	$1.16		$0.96		$2.27		$1.44		$1.47
Discontinued operations	(5.70)		(7.05)		0.02		0.06		(4.86)
Net income (loss)	$(4.54)		$(6.09)		$2.29		$1.50		$(3.39)

Weighted average common shares and equivalents:
Basic	48,746		46,509		40,078		39,357		36,999
Diluted	49,217		47,103		43,073		42,547		38,075

Selected Balance Sheet Data:
Total assets (4)	578,983		1,630,883		482,079		636,163		544,782
Long-term obligations (5)	470,744		1,079,528		30,589		—		164,297

(1)

In December 2020, we used the significant majority of the net proceeds from the divestiture of Nutrisystem to pay down $519.0 million of principal on the term loans under our Credit Agreement.  We allocated interest expense to discontinued operations for 2019 and 2020 based on the interest expense incurred from March 8, 2019 through December 8, 2020 based on such principal amount of $519.0 million and our historical interest rates.

(2)

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

(3)	Figures may not add due to rounding.
(4)

Includes assets of discontinued operation at December 31, 2019.  In addition, balances at December 31, 2020 and 2019 include right-of-use assets from continuing operations of $18.1 million and $25.6 million, respectively, due to the adoption of ASU No. 2016-02, “Leases”, on January 1, 2019. Prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting policies.

(5)

Balances at December 31, 2020 and 2019 include long-term lease liabilities from continuing operations of $11.5 million and $19.6 million, respectively, due to the adoption of ASU No. 2016-02, “Leases”, on January 1, 2019. Balance at December 31, 2019 includes long-term lease liabilities of discontinued operation of $11.8 million.  Prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting policies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8. "Financial Statements and Supplementary Data" of this report.

Overview

Tivity Health, Inc. (the “Company”), was founded and incorporated in Delaware in 1981.  Through our four programs, SilverSneakers® senior fitness, Prime® Fitness, WholeHealth LivingTM, and Wisely WellTM, we are focused on becoming the modern destination for healthy living, especially for seniors and older adults.

We offer SilverSneakers to members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass approximately 16,000 partner locations and nearly 1,000 alternative locations that provide classes outside of traditional fitness centers. We also offer virtual fitness experiences, including live instructor-led classes. Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with approximately 18,000 complementary, alternative, and physical medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.  Finally, through our Wisely Well brand, we offer meals designed to support individuals and caregivers who are seeking meal convenience as well as those recovering after a hospitalization or living with chronic conditions.

Effective as of December 9, 2020, we completed the sale of Nutrisystem, Inc. (“Nutrisystem”), a wholly owned subsidiary of the Company that included the Nutrisystem® and South Beach Diet® programs, to KNS Acquisition Corp. (“Kainos”) pursuant to terms of a Stock Purchase Agreement (the “Purchase Agreement”), dated October 18, 2020, by and among the Company, Kainos, and Kainos NS Holdings LP.  At the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Transactions”), Nutrisystem, Inc. and its subsidiaries were acquired by, and became wholly owned subsidiaries of, Kainos.  Pursuant to the terms of the Purchase Agreement, Kainos paid to the Company an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $559 million, which amount is subject to a customary working capital adjustment post-Closing.  We used the significant majority of the net proceeds from the divestiture to pay down $519 million of principal on the term loans under our Credit Agreement.  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements, and all related assets and liabilities have been classified as discontinued operations at December 31, 2019.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

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

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on our results from continuing operations for the first quarter of 2020 because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location. A substantial number of our fitness partner locations remained closed through April, with some locations reopening in May and additional locations reopening in June and throughout the third quarter of 2020. Due to a resurgence of COVID-19 cases throughout the country, some fitness partner locations were closed again during the fourth quarter of 2020.  For the month of December 2020, approximately 74% of our fitness partner locations reported at least one visit from our SilverSneakers program.  From April through December 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels, and we also experienced a decline in paid subscribers for Prime Fitness, each of which adversely impacted revenues from continuing operations.  We are unable to predict with certainty how many of our fitness partner locations will be subject to any operational restrictions in the future and for what duration, or the level of member participation at our fitness partner locations.

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•

impacts from the COVID-19 pandemic (including the response of governmental authorities to combat and contain the pandemic, the closure of fitness centers in our national network (or operational restrictions imposed on such fitness centers), reclosures, and potential additional reclosures as a result of surges in positive COVID-19 cases) on our business, operations or liquidity;

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

•

the impact of legal proceedings involving us and/or our subsidiaries, products, or services, including any claims related to intellectual property rights, as well as our ability to maintain insurance coverage with respect to such legal proceedings and claims on terms that would be favorable to us;

•

the impact of severe or adverse weather conditions, the current COVID-19 pandemic, and the potential emergence of additional health pandemics or infectious disease outbreaks on member participation in our programs;

•	the risks associated with deriving a significant concentration of our revenues from a limited number of our customers, many of whom are health plans;

•

our ability and/or the ability of our customers to enroll participants and to accurately forecast their level of enrollment and participation in our programs in a manner and within the timeframe we anticipate;

•

our ability to sign, renew and/or maintain contracts with our customers and/or our fitness partner locations under existing terms or to restructure these contracts on terms that would not have a material negative impact on our results of operations;

•	the ability of our health plan customers to maintain the number of covered lives enrolled in those health plans during the terms of our agreements;

•	our ability to add and/or retain paid subscribers in our Prime Fitness program;

•	the impact of a reduction in Medicare Advantage health plan reimbursement rates or changes in plan design;

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, Medicare Supplement and privacy and security laws;

•	the impact of healthcare reform on our business;

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

•	our ability to enforce our intellectual property rights;

•

the risk that our indebtedness may limit our ability to adapt to changes in the economy or market conditions, expose us to interest rate risk for the variable rate indebtedness and require a substantial portion of cash flows from operations to be dedicated to the payment of indebtedness;

•	our ability to service our debt, make principal and interest payments as those payments become due, and remain in compliance with our debt covenants;

•	our ability to obtain adequate financing to provide the capital that may be necessary to support our current or future operations;

•	counterparty risk associated with our interest rate swap agreements; and
•	other risks detailed in this report and our other filings with the Securities and Exchange Commission.

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

We earn revenue from continuing operations primarily from three programs: SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage and Medicare Supplement plans through our contracts with those plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  There are generally no performance obligations that are unsatisfied at the end of a particular month.  There was no material revenue recognized during the year ended December 31, 2020 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows from continuing operations are affected by economic factors.  For the year ended December 31, 2020, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised 72% of revenues from continuing operations, while revenue from our Prime

Fitness and WholeHealth Living programs comprised 22% and 5%, respectively, of revenues from continuing operations.

Sales and usage-based taxes are excluded from revenues.

Impairment of Intangible Assets and Goodwill

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the sale of Nutrisystem in December 2020, we have a single reporting unit.

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

During a quantitative review of goodwill, we estimate the fair value of the reporting unit based on a discounted cash flow model or a combination of a discounted cash flow model and market-based approaches, and we reconcile the fair value of the reporting unit to our consolidated market capitalization.  If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.  Estimating fair value requires significant judgments, including management's estimate of future cash flows of the reporting unit (which is dependent on internal forecasts of projected income), estimation of the long-term growth rates of future revenues for the reporting unit, the terminal growth rate of revenue, the tax rate, and determination of the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approaches.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for the reporting unit.

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

We review indefinite-lived intangible assets for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We estimate the fair value of our indefinite-lived tradename using the relief-from-royalty method, which requires us to estimate significant assumptions such as the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, the terminal growth rate of revenue, the tax rate, and a discount rate.  Changes in these estimates and assumptions could materially affect the estimates of fair value for the tradename.

Key Performance Indicators

In managing our business, we regularly review and analyze a number of key performance indicators (“KPIs”), including revenues, adjusted EBITDA (both in dollars and as a percentage of revenues), and free cash flow.  Adjusted EBITDA and free cash flow are not calculated in accordance with U.S. GAAP (“non-GAAP”).  These KPIs help us monitor our performance, identify trends affecting our business, determine the allocation of resources, and assess the quality and potential variability of our cash flows and earnings.  We believe they are useful to investors in evaluating and understanding our business.

Following the divestiture of Nutrisystem, we have only one reportable segment and therefore no longer review and analyze revenues on a segment-level basis or adjusted EBITDA on a segment-level basis as KPIs. Instead, we review and analyze revenues from continuing operations and adjusted EBITDA from continuing operations. Additionally, beginning in 2020, we have revised the definition of free cash flow to exclude settlement on derivatives not designated as hedges, a new item for 2020 that did not exist in prior periods. Settlement on derivatives not designated as hedges arose in 2020 due to the de-designation of certain interest rate swaps in the fourth quarter of 2020 in connection with the repayment of a portion of the principal on the term loans under our Credit Agreement, as further described in Note 13 of the notes to consolidated financial statements included in this report. We believe it is appropriate to exclude settlement on derivatives not designated as hedges from free cash flow because these payments are similar to interest payments (which are reflected in cash flow from operating activities) and they reduce our cash available to repay debt or make other investments.

	Year Ended December 31,
(In $000s)	2020	2019	2018

Revenues from continuing operations	$437,714	$633,066	$606,299
Adjusted EBITDA from continuing operations	147,855	142,561	142,168
Adjusted EBITDA as a percentage of revenues from continuing operations	33.8%	22.5%	23.4%

•

Revenues – we review year-over-year changes in revenue from continuing operations as a key measure of our success in growing our business.  In addition to measuring revenue in total, we also measure and report revenue by program type or source of revenue, as detailed in Note 4 of the notes to the consolidated financial statements included in this report, i.e., SilverSneakers, Prime Fitness, WholeHealth Living, and Other.  Evaluating revenue by program type or source helps us identify and address changes in product mix, broad market factors that may affect our revenues, and opportunities for future growth.

•

Adjusted EBITDA is a non-GAAP measure and is defined by the Company as earnings before interest, taxes, depreciation and amortization, acquisition, integration, and project costs, CEO transition costs, and restructuring charges.  We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with our historical operating results as well as the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of the operational strength and performance of our business.  Because adjusted EBITDA may be defined differently by other companies in our industry, the financial measure presented herein may not be comparable to similarly titled measures of other companies.  A reconciliation of adjusted EBITDA to net income (the most comparable U.S. GAAP measure) is set forth below.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income from continuing operations, GAAP basis	$56,869	$45,217	$97,902
Income tax expense	17,530	20,293	27,046
Interest expense	43,477	41,803	8,733
Depreciation expense	9,930	7,137	4,667
EBITDA, non-GAAP basis (1)	$127,806	$114,450	$138,348
Acquisition, integration, project and CEO transition costs (2)	15,691	26,230	3,696
Restructuring charges (3)	4,358	1,881	124
Adjusted EBITDA, non-GAAP basis (4)	$147,855	$142,561	$142,168

(1)

EBITDA is a non-GAAP financial measure.  We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider EBITDA in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.

(2)

Acquisition, integration, project and CEO transition costs consist of pre-tax charges of $15,691, $26,230, and $3,696 for fiscal 2020, 2019, and 2018, respectively, incurred in connection with the acquisition and integration of Nutrisystem and other strategic projects and with the termination of our former CEO in February 2020 and the hiring of our new CEO in June 2020.

(3)

Restructuring charges in 2020 consist of pre-tax charges of $4,358 related to the 2020 COVID Restructuring Plan and the 2020 Restructuring Plan (each as further defined below).  Restructuring charges for 2019 consist of pre-tax charges of $1,881 related to the 2019 Restructuring Plan (as defined below).  Restructuring charges for 2018 consist of pre-tax charges of $124 primarily due to additional costs related to a prior restructuring.

(4)

Adjusted EBITDA is a non-GAAP financial measure.  We exclude acquisition, integration, project and CEO transition costs and restructuring charges from this measure because of its comparability to our historical operating results. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider Adjusted EBITDA in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.  Additionally, because Adjusted EBITDA may be defined differently by other companies in the Company’s industry, the non-GAAP financial measure presented here may not be comparable to similarly titled measures of other companies.

•

Free cash flow is a non-GAAP measure and is defined by the Company as net cash flows provided by operating activities less acquisition of property and equipment and settlement on derivatives not designated as hedges.  We believe free cash flow is useful to management and investors to measure (i) our performance, (ii) the strength of the Company and its ability to generate cash, and (iii) the amount of cash that is available to repay debt or make other investments.  A reconciliation of free cash flow to cash flows from operating activities (the most comparable U.S. GAAP measure) is set forth below.  The amounts shown below represent consolidated figures that include the effects of owning Nutrisystem.

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net cash flows provided by operating activities	$169,447	$82,305	$108,739
Acquisition of property and equipment	(15,525)	(24,713)	(9,053)
Settlement on derivatives not designated as hedges	(1,499)	—	—
Free cash flow	$152,423	$57,592	$99,686

Outlook

Although there is significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, including the duration of the outbreak, the timing and duration of any operational restrictions applicable to our fitness partner locations, the impact on member participation in our SilverSneakers programs, our ability to continue to attract paying subscribers for our Prime Fitness program, and the ultimate medium- and long-term impact of the pandemic on the global economy, we expect our results from continuing operations for the short term to continue to be adversely impacted by COVID-19.

Executive Overview of Results

The key financial results for the year ended December 31, 2020 are:

•	Revenues of $437.7 million for the year ended December 31, 2020 compared to $633.1 million for the year ended December 31, 2019; and
•

Pre-tax income from continuing operations of $74.4 million for the year ended December 31, 2020 compared to $65.5 million for the year ended December 31, 2019. Pre-tax income from continuing operations for 2020 includes:

o	$43.5 million of interest expense compared to $41.8 million for 2019;
o	$12.2 million of marketing expenses, compared to $17.7 million for 2019;
o	$6.6 million of CEO transition costs compared to $0 for 2019;
o	$5.7 million of transition, acquisition, and integration costs compared to $26.2 million for 2019;
o	$4.4 million of restructuring and related charges compared to $1.9 million for 2019;
o	$3.4 million of strategic project costs compared to $0 for 2019.
•	Loss from discontinued operations, net of income tax benefit, of $280.5 million for the year ended December 31, 2020 compared to $332.0 million for the year ended December 31, 2019.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 expressed as a percentage of revenues from continuing operations.

	Year Ended December 31,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation included below)	57.2%	70.4%	69.0%
Marketing	2.8%	2.8%	2.4%
Selling, general and administrative expenses	9.8%	8.4%	5.8%
Depreciation expense	2.3%	1.1%	0.8%
Restructuring and related charges	1.0%	0.3%	0.0%
Operating income (loss) (1)	26.9%	17.0%	22.0%

Interest expense	9.9%	6.6%	1.4%
Income before income taxes (1)	17.0%	10.3%	20.6%
Income tax expense	4.0%	3.2%	4.5%

Income from continuing operations (1)	13.0%	7.1%	16.1%
Income (loss) from discontinued operations, net of income tax	(64.1)%	(52.4)%	0.1%
Net income (loss) (1)	(51.1)%	(45.3)%	16.3%

(1)	Figures may not add due to rounding.

Following is a discussion of the Company’s results of operations and financial condition for 2020 compared to 2019 and for 2019 compared to 2018.

Revenues

Revenues from continuing operations were $437.7 million for 2020 compared to $633.1 million for 2019, a decrease of $195.4 million, primarily as a result of a net decrease in SilverSneakers revenue of $179.2 million driven by a decrease in revenue-generating visits in 2020 due to the COVID-19 pandemic, which resulted in the closure of substantially all of our fitness partner locations beginning in March 2020. While some of these locations reopened in May and additional locations reopened in June and throughout the remainder of 2020, the average participation level of our members after such locations reopened was significantly lower than in the comparable periods in 2019.  As a result, revenues from PMPM fees represented 54% of SilverSneakers revenue for 2020, compared to 33% for 2019.  In addition, revenue from Prime Fitness decreased by $25.9 million due to a decrease in paid subscribers for 2020 compared to 2019. These decreases were partially offset by an increase of $6.8 million from a program during the second quarter of 2020 with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic. We do not expect revenue from this program to recur at this level.

Revenues from continuing operations for 2019 increased to $633.1 million compared to $606.3 million for 2018, primarily due to (i) an increase in Prime Fitness revenue of $19.6 million driven by an increase in average subscribers for 2019 compared to 2018 and (ii) a net increase in SilverSneakers revenue of $5.2 million, primarily due to an increase in revenue-generating visits somewhat offset by a decrease in the number of eligible lives.

Cost of Revenue

Cost of revenue from continuing operations (excluding depreciation) as a percentage of revenues decreased from 2019 (70.4%) to 2020 (57.2%), primarily due to a higher mix of revenues from PMPM fees in 2020, as noted above, coupled with a decrease in visit costs due to the temporary closure of fitness partner locations and a decline in average monthly total participation levels (compared to 2019) after such locations reopened.

Cost of revenue from continuing operations (excluding depreciation) as a percentage of revenues increased from 2018 (69.0%) to 2019 (70.4%), primarily due to (i) an increase in cost per visit due to certain contract renegotiations, as well as a higher number of average visits per member per month in 2019 compared to 2018 and (ii) acquisition and integration costs in 2019 related to the acquisition of Nutrisystem.

Marketing Expenses

Marketing expenses from continuing operations as a percentage of revenues did not change materially from 2018 (2.4%) to 2019 (2.8%) to 2020 (2.8%).

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues increased from 2019 (8.4%) to 2020 (9.8%) primarily due to (i) the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue, (ii) costs incurred in 2020 associated with developing our new strategy, and (iii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020.  These increases were partially offset by (i) savings in employee compensation resulting from temporary salary reductions and furloughs, as described under “COVID-19” above, and (ii) a decrease in acquisition, integration, and project costs from $23.3 million in 2019 to $3.6 million in 2020.

Selling, general and administrative expenses from continuing operations as a percentage of revenues increased from 2018 (5.8%) to 2020 (9.8%) primarily due to acquisition, integration, and project costs of $23.3 million during 2019, primarily related to the acquisition of Nutrisystem

Depreciation Expense

Depreciation expense from continuing operations increased by $2.8 million from 2019 to 2020 and by $2.5 million from 2018 to 2019, primarily due to an increase in the amount of depreciable computer software.

Restructuring and Related Charges

2019 Restructuring Plan

During the first quarter of 2019, we began a reorganization primarily related to integrating the Nutrisystem business and streamlining our corporate and operations support (the "2019 Restructuring Plan"). The 2019 Restructuring Plan concluded during the first quarter of 2020.  For the years ended December 31, 2020 and 2019, we incurred restructuring charges from continuing operations of $0.5 million and $1.9 million, respectively, related to the 2019 Restructuring Plan.  To date, we have incurred restructuring charges from continuing operations of $2.4 million related to the 2019 Restructuring Plan. These expenses consist entirely of severance and other employee-related costs.  The 2019 Restructuring Plan resulted in total annualized savings in 2020 of approximately $6.7 million.

2020 COVID Restructuring Plan

During the second quarter of 2020, we began a reorganization plan primarily related to eliminating certain compensation costs in response to the COVID-19 pandemic in order to preserve our liquidity and manage our cash flows (“2020 COVID Restructuring Plan”). The 2020 COVID Restructuring Plan was completed during the third quarter of 2020. To date and for the year ended December 31, 2020, we incurred restructuring charges from continuing operations of $0.8 million related to the 2020 COVID Restructuring Plan. These expenses consist entirely of severance and other employee-related costs.  The 2020 COVID Restructuring Plan is expected to result in total annualized savings at target performance of approximately $6.0 million.

2020 Restructuring Plan

During the third quarter of 2020, we began a reorganization plan primarily related to optimizing our business for growth and executing on our new strategy (“2020 Restructuring Plan”).  To date and for the year ended December 31, 2020, we incurred restructuring charges from continuing operations of $3.1 million related to the 2020 Restructuring Plan, which consisted entirely of severance and other employee-related costs.  Actions taken to date under the 2020 Restructuring Plan are expected to result in total annualized savings at target performance of approximately $6.7 million.

Interest Expense

Interest expense from continuing operations did not change materially from 2019 to 2020.  As discussed in Note 2 of the notes to consolidated financial statements in this report, we allocated a portion of historical interest expense for 2019 and 2020 to discontinued operations.

Interest expense from continuing operations increased by $33.1 million from 2018 to 2019, primarily due to our entering into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swingline lender, on March 8, 2019 in connection with the acquisition of Nutrisystem.

Income Tax Expense

See Note 8 of the notes to consolidated financial statements in this report for a discussion of income tax expense for fiscal 2020 compared to fiscal 2019.  Our effective tax rate for the fourth quarter of 2020 was 7.3%, which was less than our statutory tax rate and represents a decrease compared to the first three quarters of 2020.  This decrease is primarily due to a decrease in the valuation allowance on certain deferred tax assets reevaluated for realizability after the Nutrisystem divestiture.

Liquidity and Capital Resources

Overview

As of December 31, 2020, outstanding debt under the Credit Agreement was $466.7 million, which represented $496.3 million of principal on the Term Loans less deferred loan costs and original issue discount, and we had $100.4 million of cash and cash equivalents.

As of December 31, 2020, we had working capital of $75.6 million.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2021 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from, any one or series of such transactions. As of December 31, 2020, availability under the Revolving Credit Facility totaled $124.5 million as calculated under the most restrictive covenant.

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

We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through December 31, 2020, we made voluntary prepayments of payments of $164.7 million on the Term Loans, which prepaid all scheduled quarterly installments due through December 31, 2021.  In addition, in December 2020 we used the significant majority of the net proceeds from the divestiture of Nutrisystem to pay $519.0 million of principal on the Term Loans, which was applied to the amount due and payable at  maturity.  In January 2021, we made a voluntary prepayment of $45.0 million on the Term Loans, which prepaid all scheduled quarterly installments due through September 30, 2022.

We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2020.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement, of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021. As of December 31, 2020, we were in compliance with all of the financial covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 2.36.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the outstanding principal on the term loans under our Credit Agreement following the repayment of $519.0 million in December 2020 and $45.0 million in January 2021, our fitness partner locations reopening and/or remaining open, and the average monthly total participation levels of our members at such locations, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months.  We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio.

Cash Flows Provided by Operating Activities

Operating activities during the year ended December 31, 2020 provided cash of $169.4 million compared to $82.3 million during the year ended December 31, 2019. The increase in operating cash flow is primarily due to (i) increased collections on accounts receivable, (ii) decreased payments related to acquisition and integration costs, and (iii) decreased payments related to visit costs.  These changes were partially offset by transaction costs related to the sale of Nutrisystem and higher interest payments related to borrowings under the Credit Agreement.

Operating activities during the year ended December 31, 2019 provided cash of $82.3 million compared to $108.7 million during the year ended December 31, 2018. The decrease in operating cash flow is primarily due to payments related to interest and acquisition and integration costs, offset by net cash flows provided by Nutrisystem.

Cash Flows Provided by/Used in Investing Activities

Investing activities during the year ended December 31, 2020 provided cash of $541.0 million, compared to cash used of $1,087.5 million during the year ended December 31, 2019.  This change is primarily due to the acquisition of Nutrisystem in March 2019, followed by the sale of Nutrisystem in December 2020.

Investing activities during the year ended December 31, 2019 used $1,087.5 million in cash, compared to $7.6 million during the year ended December 31, 2018.  This change is primarily due to the acquisition of Nutrisystem.

Cash Flows Provided by/Used in Financing Activities

Financing activities during the year ended December 31, 2020 used $612.6 million in cash, compared to cash provided of $1,005.8 million during the year ended December 31, 2019.  This change is primarily due to net borrowings under the Credit Agreement in 2019, compared to net payments under the Credit Agreement in 2020.

Financing activities during the year ended December 31, 2019 provided $1,005.8 million in cash, compared to cash used of $127.6 million during the year ended December 31, 2018.  This change is primarily due to net borrowings under the Credit Agreement, slightly offset by payment of deferred loan costs.

General

If acquisition or investment opportunities arise, we may need to issue additional debt or equity securities to provide the funding for these increased growth opportunities. We may also issue debt or equity securities in connection with future acquisitions or strategic alliances.  We cannot assure you that we would be able to issue additional debt or equity securities on terms that would be favorable to us.

Any material commitments for capital expenditures are included in the "Contractual Obligations" table below.

Contractual Obligations

The following schedule summarizes our contractual cash obligations as of December 31, 2020:

	Payments due by year ended December 31,
(in thousands)	2021	2022-2023	2024-2025	2026 and After	Total
Debt, related interest, and other related settlement obligations (1)	45,770	188,526	139,870	270,133	644,299
Operating lease obligations (2)	2,416	3,786	1,084	—	7,286
Finance lease obligations (3)	686	403	—	—	1,089
Severance and employee-related obligations	3,242	587	—	—	3,829
Total Contractual Cash Obligations	$52,114	$193,302	$140,954	$270,133	$656,503

(1)

Consists of scheduled principal payments and estimated interest payments on outstanding borrowings under the Credit Agreement. The total term loan principal due during 2021 reflects $7.5 million of additional debt repayment required upon estimated final settlement of the Nutrisystem sale, reduced by $2.8 million additional proceeds expected as a result of the post-Closing working capital adjustment. Total estimated interest payments included in the table above are $34.5 million for 2021, $59.4 million for 2022 and 2023 combined, $37.2 million for 2024 and 2025 combined, and $3.1 million thereafter. Total estimated cash settlements on de-designated interest rate swaps included in the table above are $6.6 million for 2021, $9.4 million for 2022 and 2023 combined, $0.7 million for 2024, and $0 thereafter.

(2)	Amounts shown are net of cash receipts from sublease contracts of $5.7 million in 2021, $6.7 million for 2022 and 2023 combined, and $0 thereafter.
(3)	Consists of scheduled payments on finance lease obligations, including estimated interest of $42,000 in 2021 and $6,000 for 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2020.

Recent Relevant Accounting Standards

See Note 3 of the notes to consolidated financial statements included in this report for discussion of recent relevant accounting standards.

Certain Assets

As disclosed in Note 1(e) of the notes to consolidated financial statements included in this report, we own 159,309 shares of common stock of Sharecare, Inc. (“Sharecare”) that we acquired in connection with the sale of our TPHS business to Sharecare in July 2016.  On February 12, 2021, Sharecare announced that it had entered into a merger agreement with Falcon Capital Acquisition Corp. (“FCAC”) and FCAC Merger Sub, Inc. (“Merger Sub”) pursuant to which Sharecare would merge with and into Merger Sub with Sharecare surviving as a wholly owned subsidiary of FCAC (the “Sharecare Transaction”), as further described in the Current Report on Form 8-K filed by FCAC on February 12, 2021 and other filings made by FCAC with the Securities and Exchange Commission, none of which shall constitute a part of this report or be incorporated by reference into this report.  The Sharecare Transaction is subject to customary closing conditions, including the approval of Sharecare’s and FCAC’s shareholders, and may or may not be consummated. The value of any consideration that we may receive as a shareholder of Sharecare in connection with the Sharecare Transaction is speculative, and any equity consideration we may receive in connection with the Sharecare Transaction will be subject to restrictions on resale.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Credit Agreement and certain interest rate swap agreements that, effective October 2020, no longer qualify for hedge accounting treatment (see further discussion below).

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25%, and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total net leverage ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25%, and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total net leverage ratio.  Effective May 31, 2019, we maintain eight amortizing interest rate swap agreements with current notional amounts totaling $700.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread.  Each of these interest rate swap agreements were designated as cash flow hedges from their inception through October 18, 2020.  Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt. As a result, we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we discontinued the related hedging designation (“de-designated swaps”).

For the year ended December 31, 2020, we estimate that a 100-basis point increase in LIBOR would have reduced our cash flow from operating activities by $2.4 million, which reflects increased payments on variable rate debt outstanding under the Credit Agreement, partially offset by decreased payments related to the de-designated swaps (for which we pay a fixed interest rate of approximately 2.2% and receive a variable interest rate based on LIBOR).  For the year ended December 31, 2019, we estimate that a 100-basis point increase in LIBOR would have reduced our cash flow from operating activities by $3.9 million based on variable rate debt outstanding under the Credit Agreement.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tivity Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tivity Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

First Quarter Goodwill and Indefinite-Lived Intangible Asset Impairment Assessments – Nutrition Reporting Unit and Nutrisystem Indefinite-Lived Tradename

As described in Notes 1 and 12 to the consolidated financial statements, management reviews goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently whenever events or circumstances indicate that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. As a result of the COVID-19 pandemic, in March 2020, the Company experienced a significant decline in market capitalization and in the actual and forecasted operating results, in addition to the unfavorable change in market conditions. As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of its goodwill and indefinite-lived intangible assets. Following these evaluations, management recorded a total impairment loss of $199.5 million related to the Nutrisystem goodwill and indefinite-lived tradename during the first quarter of 2020. Fair value of the Nutrition reporting unit was estimated by management using a discounted cash flow model and market-based approaches.  Estimating fair value for the Nutrition reporting unit required significant judgment and assumptions related to management’s estimated future cash flows which is dependent upon internal forecasts of projected income, estimation of the long-term growth rates of future revenues, the terminal growth rate of revenue, the tax rate, and determination of the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approach used in the valuation of goodwill.  Fair value of the Nutrisystem indefinite-lived tradename was estimated by management using the relief-from-royalty method under the income approach.  Estimating the fair value of the Nutrisystem indefinite-lived tradename required significant assumptions related to the long-term growth rates of future revenues associated with the tradename, the terminal growth rate of revenue, the royalty rate for such revenue, the tax rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to the first quarter goodwill and indefinite-lived intangible asset impairment assessments of the Nutrition reporting unit and the Nutrisystem indefinite-lived tradename is a critical audit matter are (i) the significant judgment applied by management when developing the fair value estimates, (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating  management’s significant assumptions related to internal forecasts of projected income, the long-term growth rates of future revenues, the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the valuation of the goodwill and the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, and the discount rate for the valuation of the Nutrisystem indefinite-lived tradename, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible asset impairment assessments, including controls over the development of the assumptions related to the valuation of goodwill and indefinite-lived intangible assets, including internal forecasts of projected income, the long-term growth rates of future revenues, the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for goodwill and the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, and the discount rate for the Nutrisystem indefinite-lived tradename. These procedures also included, among others (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the valuation models, (iii) testing the completeness, accuracy, and relevance of underlying data used in estimating the fair values, and (iv) evaluating the significant assumptions used by management related to internal forecasts of projected income, the long-term growth rates of future revenues, the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the valuation of the goodwill and the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, and the discount rate for the valuation of the Nutrisystem indefinite-lived tradename.  Evaluating management’s assumptions related to internal forecasts of projected income, the long-term growth rates of future revenues, the weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for goodwill and the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, and the discount rate for the Nutrisystem indefinite-lived tradename involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past financial performance, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation models and evaluating the reasonableness of certain significant assumptions related to the weighted average cost of capital as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for goodwill and the royalty rate for revenues associated with the tradename and the discount rate for the Nutrisystem indefinite-lived tradename.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee

March 2, 2021

We have served as the Company’s auditor since 2014.

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019

Current assets:
Cash and cash equivalents	$100,385	$2,486
Accounts receivable, net	25,981	84,194
Prepaid expenses	5,556	7,740
Income taxes receivable	10,996	4,978
Other current assets	11,336	7,155
Current assets of discontinued operation	—	60,162
Total current assets	154,254	166,715

Property and equipment, net of accumulated depreciation of $38,188 and $32,532 respectively	20,959	23,576
Right-of-use assets	18,139	25,575
Long-term deferred tax asset	3,601	—
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Other assets	18,301	22,992
Long-term assets of discontinued operation	—	1,028,296
Total assets	$578,983	$1,630,883

Current liabilities:
Accounts payable	$19,741	$28,099
Accrued salaries and benefits	8,949	6,886
Accrued liabilities	18,424	37,640
Deferred revenue	4,460	4,336
Current portion of long-term debt	7,456	—
Current portion of lease liabilities	8,052	7,898
Current portion of other long-term liabilities	14,753	4,947
Current liabilities of discontinued operation	—	64,740
Total current liabilities	81,835	154,546

Long-term debt	459,250	1,048,127
Long-term lease liabilities	11,494	19,585
Long-term deferred tax liability	—	4,222
Other long-term liabilities	22,748	11,292
Long-term liabilities of discontinued operation	—	169,411

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 48,983,735 and 48,156,786 shares outstanding, respectively	49	48
Additional paid-in capital	513,263	504,419
Accumulated deficit	(464,085)	(240,494)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(17,389)	(12,091)
Total stockholders' equity	3,656	223,700
Total liabilities and stockholders' equity	$578,983	$1,630,883

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$437,714	$633,066	$606,299
Cost of revenue (exclusive of depreciation of $9,209, $5,920, and $4,109, respectively, included below)	250,362	445,817	418,333
Marketing expense	12,197	17,720	14,417
Selling, general and administrative expenses	42,991	53,198	35,077
Depreciation expense	9,930	7,137	4,667
Restructuring and related charges	4,358	1,881	124
Operating income	117,876	107,313	133,681

Interest expense	43,477	41,803	8,733
Income before income taxes	74,399	65,510	124,948

Income tax expense	17,530	20,293	27,046
Income from continuing operations	$56,869	$45,217	$97,902

Income (loss) from discontinued operations, net of income tax (benefit) of ($46,851), ($59,881) and $325, respectively	(280,500)	(332,038)	901
Net income (loss)	$(223,631)	$(286,821)	$98,803

Earnings (loss) per share - basic:
Continuing operations	$1.17	$0.97	$2.44
Discontinued operations	$(5.75)	$(7.14)	$0.02
Net income (loss) (1)	$(4.59)	$(6.17)	$2.47

Earnings (loss) per share – diluted:
Continuing operations	$1.16	$0.96	$2.27
Discontinued operations	$(5.70)	$(7.05)	$0.02
Net income (loss)	$(4.54)	$(6.09)	$2.29

Comprehensive income (loss)	$(228,929)	$(298,912)	$98,803

Weighted average common shares and equivalents:
Basic	48,746	46,509	40,078
Diluted	49,217	47,103	43,073

(1)	Figures may not add due to rounding.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(223,631)	$(286,821)	$98,803

Net change in fair value of effective portion of interest rate swaps designated as cash flow hedges, net of tax benefit of $5,540 and $4,147, respectively	(16,151)	(12,091)	—
Reclassification adjustment for loss from interest rate swaps de- designated as cash flow hedges included in "Income (loss) from discontinued operations, net," net of tax of $3,661	10,675	—	—
Reclassification adjustment for previously deferred loss from interest rate swaps included in "Interest expense," net of tax of $61	178	—	—
Total other comprehensive loss, net of tax	$(5,298)	$(12,091)	$—
Comprehensive income (loss)	$(228,929)	$(298,912)	$98,803

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2018	$—	$40	$349,243	$(52,358)	$(28,182)	$—	$268,743
Comprehensive income	—	—	—	98,803	—	—	98,803
Exercise of stock options and Warrants	—	1	1,909	—	—	—	1,910
Tax withholding for share-based compensation	—	—	(9,762)	—	—	—	(9,762)
Share-based employee compensation expense	—	—	6,097	—	—	—	6,097
Balance, December 31, 2018	$—	$41	$347,487	$46,445	$(28,182)	$—	$365,791
Comprehensive income	—	—	—	(286,821)	—	(12,091)	(298,912)
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation replacement awards related to merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise of stock options	—	1	988	—	—	—	989
Tax withholding for share-based compensation	—	—	(4,733)	—	—	—	(4,733)
Share-based employee compensation expense	—	—	18,832	—	—	—	18,832
Other	—	—	(94)	(118)	—	—	(212)
Balance, December 31, 2019	$—	$48	$504,419	$(240,494)	$(28,182)	$(12,091)	$223,700
Comprehensive income	—	—	—	(223,631)	—	(5,298)	(228,929)
Exercise of stock options	—	1	1,024	—	—	—	1,025
Tax withholding for share-based compensation	—	—	(6,257)	—	—	—	(6,257)
Share-based employee compensation expense	—	—	14,077	—	—	—	14,077
Other	—	—	—	40	—	—	40
Balance, December 31, 2020	$—	$49	$513,263	$(464,085)	$(28,182)	$(17,389)	$3,656

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Income from continuing operations	$56,869	$45,217	$97,902
Income (loss) from discontinued operations	(280,500)	(332,038)	901
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,887	50,775	4,667
Amortization and write-off of deferred loan costs	9,190	4,487	1,152
Amortization and write-off of debt discount	8,604	3,711	4,140
Share-based employee compensation expense	14,077	18,832	6,097
Loss on derivatives	14,544	—	—
Impairment of goodwill and intangible assets of discontinued operation	199,500	377,100	—
Loss (gain) on sale of business	90,163	—	(1,304)
Deferred income taxes	(38,438)	(52,076)	25,485
Decrease (increase) in accounts receivable, net	63,239	(8,283)	(12,311)
Decrease in other current assets	1,129	1,661	1,610
Decrease in accounts payable	(3,182)	(10,052)	(95)
Increase (decrease) in accrued salaries and benefits	128	3,608	(10,314)
Decrease in other current liabilities	(19,152)	(21,495)	(11,802)
Increase (decrease) in deferred revenue	686	(1,198)	—
Other	6,703	2,056	2,611
Net cash flows provided by operating activities	$169,447	$82,305	$108,739

Cash flows from investing activities:
Acquisition of property and equipment	$(15,525)	$(24,713)	$(9,053)
Proceeds from sale of business, net of cash transferred	558,067	—	1,416
Settlement on derivatives not designated as hedges	(1,499)	—	—
Business acquisitions, net of cash acquired	—	(1,062,818)	—
Net cash flows provided by (used in) investing activities	$541,043	$(1,087,531)	$(7,637)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$196,525	$1,611,970	$253,425
Payments of long-term debt	(795,100)	(574,329)	(373,536)
Proceeds from settlement of cash convertible notes hedges	—	—	141,246
Payments related to settlement of cash conversion derivative	—	—	(141,246)
Payments related to tax withholding for share-based compensation	(6,257)	(4,733)	(9,762)
Exercise of stock options	1,025	989	1,910
Deferred loan costs	—	(30,189)	—
Change in cash overdraft and other	(8,784)	2,083	410
Net cash flows provided by (used in) financing activities	$(612,591)	$1,005,791	$(127,553)

Effect of exchange rate changes on cash	$—	$(12)	$(56)
Net increase (decrease) in cash and cash equivalents	$97,899	$553	$(26,507)

Cash and cash equivalents, beginning of period	2,486	1,933	28,440
Cash and cash equivalents, end of period	$100,385	$2,486	$1,933

Supplemental disclosure of cash flow information:
Cash paid for interest	$71,439	$67,717	$4,099
Cash paid for income taxes, net of refunds	$20,433	$8,370	$3,339

Noncash investing activities:
Net working capital settlement expected from sale of Nutrisystem (see Note 2)	$2,844	$—	$—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020, 2019, and 2018

1.	Summary of Significant Accounting Policies

Tivity Health, Inc. (the “Company”) was founded and incorporated in Delaware in 1981.  Through our four programs, SilverSneakers® senior fitness, Prime® Fitness, WholeHealth LivingTM and Wisely WellTM, we are focused on becoming the modern destination for healthy living, especially for seniors and older adults.

Beginning in February 2020, the Board of Directors engaged in a comprehensive review of the Company’s long-term strategy, including reviewing the Company’s core capabilities and ability to best deliver increased shareholder value through actions that would improve our balance sheet and best focus management on the creation of value. On May 6, 2020, we announced that our Board had commenced a process to explore strategic alternatives with respect to the Nutrition business, including a possible transaction.

On October 18, 2020, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with Kainos NS Holdings LP, a Delaware limited partnership (“Parent”), and KNS Acquisition Corp., a Delaware corporation and indirect wholly owned subsidiary of Parent (“Purchaser,” and collectively with Parent, “Kainos”) to sell to Kainos all of the issued and outstanding capital stock of Nutrisystem, Inc. (“Nutrisystem”), a wholly owned subsidiary of the Company that included the Nutrisystem® and South Beach Diet® programs, which would result in the disposition of our Nutrition business. Because management did not have the authority to commit to a plan to sell the Nutrition business at September 30, 2020, we concluded that the held for sale criteria were not met in the third quarter of 2020. Upon obtaining Board approval to sell the Nutrition business on October 18, 2020, we met all of the criteria to classify the Nutrition business as held for sale. We concluded that the disposition of the Nutrition business represents a strategic shift that will have a major effect on our operations and financial results.  Accordingly, results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements, and all related assets and liabilities have been classified as discontinued operations at December 31, 2019.  Effective as of December 9, 2020, we completed the sale of Nutrisystem to Kainos pursuant to the terms of the Purchase Agreement.  At the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Nutrisystem and its subsidiaries were acquired by, and became wholly owned subsidiaries of, Kainos.

Our results from continuing operations also do not include the results of MeYou Health, LLC (“MeYou Health”), which we sold in June 2016.  Results of operations for MeYou Health have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In our opinion, the accompanying consolidated financial statements of Tivity Health, Inc. and its wholly owned subsidiaries (collectively, “Tivity Health,” the “Company,” or such terms as “we,” “us,” or “our”) reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement.  We have reclassified certain items in prior periods to conform to current classifications.

In addition, we have recorded a correction to deferred revenue as of January 1, 2018, the earliest date presented in the consolidated financial statements, to reflect additional performance obligations that were unsatisfied at such time.  Such adjustment resulted in a $3.2 million increase to deferred revenue, with a related decrease to retained earnings as of January 1, 2018. We concluded that this adjustment was not material to any prior annual or interim period.

a.	Principles of Consolidation – See discussion above regarding Nutrisystem and MeYou Health. We have eliminated all intercompany profits, transactions, and balances.
b.	Cash and Cash Equivalents - Cash and cash equivalents primarily include cash on deposit.

c.

Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed or products sold, net of allowances for doubtful accounts (reflected as selling, general and administrative expenses). Allowances for doubtful accounts were $0 at December 31, 2020 and 2019, respectively. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts on a specific identification basis.  Unbilled receivables were $5.7 million and $29.1 million at December 31, 2020 and 2019, respectively, and primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers fitness solution, billed one month in arrears.

d.

Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and office equipment, and three to five years for equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense, including depreciation of assets recorded under finance leases, for the years ended December 31, 2020, 2019, and 2018 was $9.9 million, $7.1 million, and $4.7 million, respectively.

e.

Other Assets - Other assets consist primarily of 159,309 shares of common stock of Sharecare, Inc. which have a carrying value of $10.8 million and are accounted for as a cost method investment, and customer incentives. We have elected the measurement alternative to measure cost method investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings.

f.

Leases – On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02 using the modified retrospective approach. We recognize right-of-use assets and lease liabilities for leases with contractual terms longer than twelve months, and we categorize such leases as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Our leases generally have remaining lease terms of one to 45 months, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the asset or liability since it is not probable that we will exercise the options to extend. If applicable, allocations among lease and non-lease components would be achieved using relative fair values.

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

Costs associated with right-of-use assets are recognized on a straight-line basis within operating expenses over the term of the lease. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. See Note 9 for further information on leases.
g.

Intangible Assets - Intangible assets subject to amortization include acquired technology and distributor and provider networks, which we amortized on a straight-line basis over estimated useful lives ranging from three to ten years. All intangible assets related to continuing operations and subject to amortization were fully amortized at December 31, 2020 and 2019.

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

Intangible assets related to continuing operations and not subject to amortization at December 31, 2020 and 2019 consist of a trade name of $29.0 million.

We review indefinite-lived intangible assets for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We estimate the fair value of our indefinite-lived tradename using the relief-from-royalty method, which requires us to estimate significant assumptions such as the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, the terminal growth rate of revenue, the tax rate, and a discount rate. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename. See Note 6 for further information on intangible assets.
h.	Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

We review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the sale of our Nutrition business in December 2020, we have a single reporting unit.

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

During a quantitative review of goodwill, we estimate the fair value of the reporting unit based on a discounted cash flow model or a combination of a discounted cash flow model and market-based approaches, and we reconcile the fair value of the reporting unit to our consolidated market capitalization.  If the fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.  Estimating fair value requires significant judgments, including management's estimate of future cash flows of each reporting unit (which is dependent on internal forecasts of projected income), estimation of the long-term growth rates of future revenues for our reporting units, the terminal growth rate of revenue, the tax rate, and determination of our weighted average cost of capital, as well as relevant comparable company revenue and earnings multiples and market participant acquisition premium for the market-based approaches.  Changes in these estimates and assumptions could materially affect the estimate of fair value and potential goodwill impairment for each reporting unit. See Note 6 for further information on goodwill.
i.	Accounts Payable - Accounts payable consists of short-term trade obligations and includes cash overdrafts attributable to disbursements not yet cleared by the bank.
j.

Accrued Liabilities – Accrued liabilities primarily include amounts owed for estimated member visits to fitness network locations (which actual visit data is typically received approximately one month in arrears. Estimated amounts accrued for member visits at December 31, 2020 and 2019 were $10.5 million and $28.8 million, respectively.

k.

Income Taxes - We file a consolidated federal income tax return that includes all of our wholly owned subsidiaries. U.S. GAAP generally requires that we record deferred income taxes for the tax effect of differences between the book and tax bases of our assets and liabilities. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset is made and reflected in income.

l.

Revenue Recognition - On January 1, 2018, we adopted ASU No. 2014-09 using the modified retrospective transition method applied to contracts that were not completed as of January 1, 2018.  See Note 4 for a further discussion of revenue recognition.

m.

Marketing Expense – Marketing expense includes media, advertising production, marketing, and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense from continuing operations was $7.2 million, $7.1 million, and $1.0 million in 2020, 2019, and 2018, respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. All other advertising costs are charged to expense as incurred or, in the case of production costs, the first time the advertising takes place. At December 31, 2020 and 2019, $0 million and $1.7 million, respectively, of costs have been prepaid for future advertisements and promotions within continuing operations.

n.

Earnings (Loss) Per Share – Beginning in 2019, we use the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock awards outstanding under our equity incentive plan were participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of common stock by dividing the sum of distributed earnings to common stockholders (not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of common stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of common stock and participating securities based on the number of weighted average shares outstanding during the period. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. See Note 15 for a reconciliation of basic and diluted earnings (loss) per share.

o.

Share-Based Compensation – We recognize all share-based payments to employees in the consolidated statements of operations over the required vesting period based on estimated fair values at the date of grant. See Note 7 for a further discussion of share-based compensation.

p.

Derivative Instruments and Hedging Activities – We generally use derivative instruments to add stability to interest expense and to manage our exposure to interest rate movements. We account for derivatives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that are designated and qualify as effective cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as interest expense when the hedged transaction affects earnings. If a derivative instrument ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively for the affected derivative instrument. The application of the authoritative guidance could impact the volatility of earnings. See Note 13 for further information on derivative instruments and hedging activities.

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

2.Discontinued Operations

Effective as of December 9, 2020, we completed the sale of Nutrisystem to Kainos for an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $558.9 million, which amount is subject to a customary working capital adjustment post-Closing.  We estimate such working capital adjustment will result in additional proceeds to be received in 2021 of $2.8 million, which we have recorded in other current assets at December 31, 2020. Additionally, we incurred $11.2 million of transaction costs directly related to the disposition of Nutrisystem, resulting in estimated net proceeds, after post-Closing adjustment, of $550.5 million.

In accordance with ASC Topic 205, “Presentation of Financial Statements”, the Nutrition business met the criteria for discontinued operations at December 31, 2020, as it was a component of the Company and the sale represented a strategic shift in the Company’s operations and financial results. Accordingly, the results of operations of the Nutrition business have been classified as discontinued operations for 2019 and 2020, and the assets and liabilities as of December 31, 2019 have been reclassified to discontinued operations.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the disposition of the Nutrition business:

(In thousands)	December 31, 2019
Accounts receivable, net	$13,402
Inventories	36,150
Prepaid expenses	10,515
Other current assets	95
Current assets of discontinued operation	60,162

Property and equipment, net	29,333
Right-of-use assets	17,624
Intangible assets, net	660,637
Goodwill, net	319,956
Other assets	746
Long-term assets of discontinued operation	1,028,296
Total assets of discontinued operation	$1,088,458

Accounts payable	$18,381
Accrued salaries and benefits	6,184
Accrued liabilities	18,024
Deferred revenue	10,911
Income taxes payable	5,383
Current portion of lease liabilities	5,857
Current liabilities of discontinued operation	64,740

Long-term lease liabilities	11,816
Long-term deferred tax liability	156,624
Other long-term liabilities	971
Long-term liabilities of discontinued operation	169,411
Total liabilities of discontinued operation	$234,151

The following table presents financial results of the Nutrition business included in “income (loss) from discontinued operations" for the years ended December 31, 2020 and 2019.  Results of operations for the year ended December 31, 2018 for the Nutrition business are not included as the Company did not acquire the Nutrition business until March 8, 2019, and there is no impact of the sale on the year ended December 31, 2018.

	Year Ended December 31
(In thousands)	2020 (1)	2019 (2)
Revenues	$617,191	$498,091
Cost of revenues	291,097	232,240
Marketing expenses	196,952	140,286
Selling, general and administrative expenses	59,093	56,840
Depreciation and amortization	35,957	43,638
Impairment loss	199,500	377,100
Restructuring and related charges	472	5,143
Interest expense (3)	36,798	34,763
Pretax loss from discontinued operations	(202,678)	(391,919)
Loss on de-designation of cash flow hedges (4)	(14,336)	—
Write-off of deferred loan costs and debt discount (3)	(8,946)	—
Loss on sale of Nutrition business (5)	(101,391)	—
Total pretax loss on discontinued operations	$(327,351)	$(391,919)
Income tax benefit	(46,851)	(59,881)
Loss from discontinued operations, net of income tax benefit	$(280,500)	$(332,038)

(1)	Results include the period from January 1, 2020 through December 8, 2020.

(2)	Results include the period from March 8, 2019 (the date of acquisition) through December 31, 2019.

(3)

The term loans under our Credit Agreement were originated with the purchase of Nutrisystem on March 8, 2019. Following the disposition of Nutrisystem, we repaid $519.0 million of principal on the Term Loans under the terms of the Credit Agreement. In conjunction with the partial debt prepayment, we wrote off a portion of the related deferred loan costs and original issue discount. We allocated interest expense to discontinued operations based on the interest expense incurred from March 8, 2019 through December 8, 2020 related to $519.0 million of term loan debt, using our historical interest rates.

(4)	Represents loss recognized in the fourth quarter of 2020 in connection with the de-designation of cash flow hedging on interest rate swaps (see Note 13).

(5)

Consists of impairment losses of $90.2 million related to Nutrisystem goodwill (see Note 12), which includes post-Closing adjustments related to final settlement, and $11.2 million of transaction costs directly related to the disposition of Nutrisystem.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Year Ended December 31
(In thousands)	2020	2019
Impairment of goodwill and intangible assets	$199,500	$377,100
Loss on sale of business	90,163	—
Depreciation and amortization	35,957	43,638
Loss on de-designation of cash flow hedges	14,336	—
Write-off of deferred loan costs and debt discount (1)	8,946	—
Capital expenditures on discontinued operations	6,794	10,168
Share-based compensation on discontinued operations	4,351	13,230
Deferred income taxes	(54,561)	(68,488)

(1)	Reflected on the consolidated statement of cash flows in the line items “Amortization and write-off of deferred loan costs” and “Amortization and write-off of debt discount”.

3.	Recent Relevant Accounting Standards

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

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  As of December 31, 2020, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

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

We earn revenue from continuing operations primarily from three programs: SilverSneakers senior fitness, Prime Fitness, and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and group retiree plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet.  Deferred revenue was $4.5 million and $4.3 million at December 31, 2020 and 2019, respectively.  During 2020, we recognized $3.6 million of revenue that was included in deferred revenue at December 31, 2019 and increased deferred revenue by $3.8 million, excluding amounts recognized as revenue during 2020.

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  The average monthly total participation levels of our members were significantly lower in fiscal year 2020 than in 2019 due to the COVID-19 pandemic.  As a result, revenues from PMPM fees represented 54% of SilverSneakers revenue for the year ended December 31, 2020, compared to 33% for the year ended December 31, 2019. We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At December 31, 2020 and 2019, $0.8 million and $0.5 million, respectively, of such costs were capitalized. During the years ended

December 31, 2020 and 2019, amortization expense related to such capitalized costs was $0.4 million and $0.1 million, respectively. No such capitalized costs were amortized during the year ended December 31, 2018.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows from continuing operations are affected by economic factors.

The following table sets forth revenue from continuing operations disaggregated by program.  Revenue from our SilverSneakers program is predominantly contracted with Medicare Advantage and Medicare Supplement plans.

(In thousands)	Year Ended December 31
	2020	2019	2018
SilverSneakers	$313,575	$492,778	$487,559
Prime Fitness	95,015	120,949	101,391
WholeHealth Living	19,776	18,511	16,835
Other (1)	9,348	828	514
	$437,714	$633,066	$606,299

(1)

For the year ended December 31, 2020, other revenue in the table above includes $6.8 million from a well-being program with a large employer (which we do not expect to recur at this level) and $2.2 million from our Wisely Well program.

Sales and usage-based taxes are excluded from revenues.

5.	Property and Equipment

Property and equipment at December 31, 2020 and 2019 consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Leasehold improvements	$7,963	$7,659
Computer equipment and related software	45,504	30,256
Furniture and office equipment	4,418	6,173
Capital projects in process	1,262	12,020
Total property and equipment at cost	$59,147	$56,108
Less: accumulated depreciation	(38,188)	(32,532)
Total property and equipment, net	$20,959	$23,576

6.	Intangible Assets and Goodwill

There was no change in the carrying amount of goodwill of continuing operations during the years ended December 31, 2020 or 2019.  At each of December 31, 2020 and December 31, 2019, the gross amount of goodwill of continuing operations totaled $517.0 million, and we had accumulated impairment losses of $182.4 million.

Intangible assets subject to amortization at December 31, 2020 and 2019 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$1,483	$(1,483)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$10,192	$(10,192)	$—

As all intangible assets subject to amortization were fully amortized as of December 31, 2016, no amortization was incurred during the years ended December 31, 2020, 2019, and 2018, and no amortization expense is expected over the next five years and thereafter.

At December 31, 2020 and 2019, intangible assets not subject to amortization consisted of a tradename of $29.0 million.

7.	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, performance-based stock units, and market stock units. All restricted stock awards that were outstanding at the beginning of 2020 vested or were forfeited during the year and are no longer outstanding as of December 31, 2020. We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under our stock incentive plan at fair value on the date of grant. The options generally vest over or at the end of three years based on service conditions and expire seven or ten years from the date of grant. Restricted stock units generally vest over three or four years. Performance-based stock units have a multi-year performance period and vest approximately two or three years from the grant date. Market stock units granted during 2020 have a three-year performance period and will vest at the end of such period based on total shareholder return.

In March 2019, we granted the following awards related to our assumption of unvested restricted stock awards and performance stock units, respectively, held by Nutrisystem employees (“Replacement Awards”): (i) approximately 258,000 time-vesting restricted stock awards at a fair value of $19.42 per share and (ii) approximately 919,000 time-vesting restricted stock units at a fair value of $19.42 per share. During the years ended December 31, 2020 and 2019, $0.9 million and $9.9 million, respectively, of post-combination expense related to the Replacement Awards was recognized in discontinued operations. Effective with the sale of Nutrisystem in December 2020, all outstanding Replacement Awards were accelerated, and other unvested restricted stock units and performance-based stock units held by Nutrisystem employees were accelerated in full or in part.

We recognize share-based compensation expense for options, restricted stock units, performance-based stock units, and restricted stock awards on a straight-line basis over the vesting period. We account for forfeitures as they occur. We recognize share-based compensation expense for market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable equity award agreement or stock incentive plan). In the fourth quarter of 2020, the compensation committee of the Company’s Board of Directors approved the acceleration of certain unvested stock-based compensation awards in connection with the sale of Nutrisystem. At December 31, 2020, we had reserved approximately 1.4 million shares for future equity grants under our stock incentive plans.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2020, 2019, and 2018. We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2020	2019	2018
Share-based compensation included in cost of revenue	$2.7	$2.2	$2.3
Share-based compensation included in selling, general and administrative expenses	6.2	3.4	3.8
Share-based compensation included in restructuring and related charges	0.8	—	—
Share-based compensation included in continuing operations	$9.7	$5.6	$6.1
Share-based compensation included in discontinued operations	4.4	13.2	—
Total share-based compensation	$14.1	$18.8	$6.1
Total income tax benefit recognized in continuing operations	2.5	1.4	1.6

As of December 31, 2020, there was $14.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plan. That total cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates for the years ended December 31, 2020 and 2018.  There were no stock options granted during fiscal 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Weighted average grant-date fair value of options per share	$8.20	$—	$20.21

Assumptions:
Expected volatility	63.2%	—	56.2%
Expected dividends	—	—	—
Expected term (in years)	6.2	—	6.7
Risk-free rate	0.7%	—	2.8%

A summary of options as of December 31, 2020 and the activity during the year then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	319	$17.85
Granted	220	16.78
Exercised	(81)	12.67
Forfeited	(5)	39.55
Expired	(31)	20.76
Outstanding at December 31, 2020	422	$17.83	5.2	$1,544
Exercisable at December 31, 2020	187	$17.54	3.0	$927

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.6 million, $0.6 million, and $3.9 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2020 was $1.0 million. The actual tax benefit realized during 2020 for the tax deductions from option exercise totaled $0.2 million.   We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units, restricted stock awards, performance-based stock units, and market stock units.

Nonvested Shares

The fair value of restricted stock units and performance-based stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2020, 2019, and 2018 was $11.17, $19.68, and $38.12, respectively. The weighted average grant-date fair value of performance-based stock units granted during the years ended December 31, 2020 and 2019 was $21.49 and $20.20, respectively. No performance-based stock units were granted during 2018. The Monte Carlo simulation valuation model is used to determine the fair value of market stock units. The weighted average grant-date fair value of all market stock units granted during 2020 was $18.84. No market stock units were granted during 2019 or 2018.

The four tables below set forth a summary of our nonvested shares as of December 31, 2020 as well as activity during the year then ended, including the acceleration of certain shares in connection with the divestiture of Nutrisystem. The total grant-date fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $13.6 million, $23.5 million, and $7.6 million, respectively.

The following table shows a summary of our restricted stock awards as of December 31, 2020, as well as activity during the year then ended:

	Restricted Stock Awards
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	127	$19.42
Vested	(120)	19.42
Forfeited	(7)	19.42
Nonvested at December 31, 2020	—	$—

The following table shows a summary of our restricted stock units as of December 31, 2020 as well as activity during the year then ended:

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	393	$21.16
Granted	1,774	11.17
Vested	(692)	13.81
Forfeited	(234)	17.96
Nonvested at December 31, 2020	1,241	$11.58

The following table shows a summary of our performance-based stock units as of December 31, 2020, as well as activity during the year then ended:

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	407	$20.29
Granted	4	21.49
Shares adjustment for performance (1)	(74)	20.26
Vested	(86)	20.42
Forfeited	(165)	20.26
Nonvested at December 31, 2020	86	$20.30

(1) Represents the number of shares at target for certain performance-based stock units that are no longer eligible to be earned as a result of actual performance being below the applicable performance targets. These awards are included in the nonvested balance at January 1, 2020 and the number of shares granted above.

The following table shows a summary of our market stock units as of December 31, 2020 as well as activity during the year then ended:

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2020	—	$—
Granted	150	18.84
Nonvested at December 31, 2020	150	$18.84

8.	Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current taxes:
Federal	$526	$3,051	$29
State	881	830	1,857
Deferred taxes:
Federal	14,114	11,853	20,136
State	2,009	4,559	5,024
Total	$17,530	$20,293	$27,046

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax asset and liability as of December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax asset:
Accruals and reserves	$1,137	$498
Deferred compensation	604	191
Share-based payments	2,909	2,802
Lease liability	4,993	5,003
Section 163(j) interest limitation	370	5,647
Interest rate swap	5,964	4,147
Unrealized losses	3,720	—
Net operating loss carryforwards	10,608	7,200
Capital loss carryforwards	149,608	7,801
	179,913	33,289
Valuation allowance	(152,295)	(13,147)
	$27,618	$20,142
Deferred tax liability:
Property and equipment	$(4,516)	$(3,181)
Intangible assets	(14,868)	(14,651)
Right-of-use assets	(4,633)	(6,532)
	(24,017)	(24,364)
Net long-term deferred tax asset (liability)	$3,601	$(4,222)

In 2019, upon closing of the acquisition of Nutrisystem, we evaluated the realizability of beginning-of-the-year deferred tax assets and increased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $1.8 million. We also recorded a $0.9 million reduction in deferred tax assets related to state income tax credits.  These two adjustments increased our income tax expense for 2019 by approximately $2.7 million. In 2020, upon closing of the Nutrisystem divestiture, we evaluated the realizability of beginning-of-the-year deferred tax assets and decreased the valuation allowance on deferred tax assets related to state net operating loss carryforwards by $2.7 million.

At December 31, 2020, we provided valuation allowances for $2.4 million of deferred tax assets associated with our international net operating loss carryforwards, $0.3 million of deferred tax assets associated with our state net operating loss carryforwards, and $149.6 million for deferred tax assets related to capital loss carryforwards generated in the sale of the total population health services business in 2016 and the sale of Nutrisystem in 2020.  Capital loss carryforwards can only be used to offset future capital gains and cannot be used to offset any future operating losses the Company may incur. We recorded a total increase in our valuation allowance of $139.1 million for the year ended December 31, 2020. Our valuation allowance at December 31, 2019 totaled $13.1 million.

At December 31, 2020, we had international net operating loss carryforwards totaling approximately $8.2 million, $8.0 million of which have an indefinite carryforward period, approximately $159.0 million of state net operating loss carryforwards expiring between 2021 and 2036, and approximately $598.4 million of capital loss carryforwards expiring between 2021 and 2025.

We recorded a tax effect of $6.0 million in 2020 related to our interest rate swap agreements to stockholder’s equity as a component of accumulated other comprehensive income (loss).

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Statutory federal income tax	$15,624	$13,757	$26,239
State income taxes, less federal income tax benefit	3,607	3,048	6,261
Permanent items	1,131	306	1,496
Change in valuation allowance	(2,659)	2,509	(1,005)
Share-based compensation	426	210	(6,378)
State income tax credits	—	954	677
Change in uncertain tax position liability	—	—	(644)
Prior year tax adjustments	(592)	(464)	(590)
Net impact of foreign operations	3	(9)	990
Other	(10)	(18)	—
Income tax expense	$17,530	$20,293	$27,046

Uncertain Tax Positions

During 2020, we recorded a $1.1 million decrease to unrecognized tax benefits primarily related to the unrecognized tax benefits divested in the sale of Nutrisystem. As of December 31, 2020, we had no unrecognized tax benefits that would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows:

(In thousands)
Unrecognized tax benefits at December 31, 2018	$—
Increases related to acquisition of Nutrisystem	1,006
Increases related to current year tax positions	8
Increases related to prior year tax positions	66
Decreases due to lapse of statute of limitations	(19)
Unrecognized tax benefits at December 31, 2019	$1,061
Increases related to prior year tax positions	84
Decreases due to lapse of statute of limitations	(20)
Decreases related to Nutrisystem divestiture	(1,125)
Unrecognized tax benefits at December 31, 2020	$—

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2017 to present.
9.	Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective approach. Therefore, the comparative information for periods ended prior to January 1, 2019 was not restated. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  We maintain lease agreements principally for our office spaces and certain equipment. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability.  In the aggregate, our leases generally have remaining lease terms of one to 45 months, some of which include options to extend the lease for additional periods.  Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

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

The following table shows the right-of-use assets and lease liabilities recorded on the balance sheet:

	December 31, 2020	December 31, 2019
(In thousands)
Right-of-use assets:
Operating	$17,145	$23,895
Finance	994	1,680
Total leased assets	$18,139	$25,575

Lease liabilities:
Current
Operating	$7,408	$7,274
Finance	644	624
Non-current
Operating	$11,097	$18,505
Finance	397	1,080
Total lease liabilities	$19,546	$27,483

The following table shows the components of lease expense:

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2020	2019
Finance lease cost:
Amortization of leased assets	$686	$298
Interest of lease liabilities	86	51
Operating lease cost	7,872	8,817
Total lease cost before subleases	$8,644	$9,166
Sublease income	(5,452)	(5,479)
Total lease cost, net	$3,192	$3,687

The following provides information related to the lease term and discount rate as of December 31, 2020:

Weighted Average Remaining Lease Term (years)
Operating leases	2.6
Finance leases	1.6

Weighted Average Discount Rate
Operating leases	4.8%
Finance leases	5.9%

As of December 31, 2020, maturities of lease liabilities for each of the next five years and thereafter were as follows:

	Operating Leases			Financing
(In thousands)	Lease Payments	Sublease Receipts	Net	Leases
2021	8,115	(5,699)	2,416	686
2022	7,957	(5,732)	2,225	403
2023	2,518	(957)	1,561	—
2024	1,083	—	1,083	—
Total lease payments	19,673	$(12,388)	$7,285	1,089
Less: interest	(1,168)			(48)
Present value of lease liabilities	$18,505			$1,041

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(3,492)	$(4,626)
Operating cash flow attributable to finance leases	(86)	(51)
Financing cash flow attributable to finance leases	(622)	(274)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities (1)	—	31,538
Right-of-use assets obtained in exchange for finance lease liabilities (2)	—	1,978

(1)

No new operating leases were entered into during the year ended December 31, 2019.  Amount shown is due to the adoption of ASC 842 and one lease modification that resulted in a noncash remeasurement of the related right-of-use asset and operating lease liability. Amount shown reflects balance as of January 1, 2019, adjusted for lease modification.

(2)

Amount shown is due to the adoption of ASC 842 and one new finance lease for $1.8 million entered into during the year ended December 31, 2019. In addition to such lease, amount shown reflects balance as of January 1, 2019.

10.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Term Loan A	$124,035	$288,750
Term Loan B	372,240	786,250
Revolving credit facility	—	19,850
	496,275	1,094,850
Less: deferred loan costs and original issue discount	(29,569)	(46,723)
Total debt	466,706	1,048,127
Less: current portion (1)	(7,456)	—
Total long-term debt	$459,250	$1,048,127

(1)	Represents additional term loan principal due upon final settlement of the sale of Nutrisystem based on the estimated post-Closing adjustments.

Credit Facility

In connection with the consummation of our merger with Nutrisystem (the “Merger”), on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, (“Credit Suisse”), as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, (“SunTrust”), as revolving facility agent and swing line lender. The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.  As of December 31, 2020, outstanding debt under the Credit Agreement was $466.7 million, and availability under the Revolving Credit Facility totaled $124.5  million as calculated under the most restrictive covenant.

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

We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through December 31, 2020, we made voluntary prepayments of $164.7 million on the Term Loans, which prepaid all scheduled quarterly installments due through December 31, 2021.  In addition, in December 2020 we used the significant majority of net proceeds from the divestiture of Nutrisystem to pay $519.0 million of principal on the Term Loans, which was applied to the amount due and payable at maturity.

We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans.  We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1.  Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2020.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021.  As of December 31, 2020, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 2.36.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the outstanding principal on the term loans under our Credit Agreement following the repayment of $519 million in December 2020, our fitness partner locations reopening and/or remaining open, and the average monthly total participation levels of our members at such locations, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months.  We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total Net Leverage Ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total Net Leverage Ratio. In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As further explained in Note 13, during the fourth quarter of 2020 we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we de-designated these derivatives.  As of December 31, 2020, the eight interest rate swap agreements had current notional amounts totaling $700.0 million, of which $388.9 million related to effective hedges. For the year ended December 31, 2020, the effective interest rates related to continuing operations for Term Loan A and Term Loan B (exclusive of payments related to de-designated interest rate swaps, which we do not classify as interest expense) were 6.64% and 7.08%, respectively. For the year ended December 31, 2019, the effective interest rates related to continuing operations for Term Loan A and Term Loan B were 5.47% and 6.27%, respectively.

The Credit Agreement also provides for annual commitment fees ranging between 0.250% and 0.500% of the unused commitments under the Revolving Credit Facility, depending on our total Net Leverage Ratio, and annual letter of credit fees on the daily outstanding availability under outstanding letters of credit at the applicable LIBOR margin for the Revolving Credit Facility, depending on our total Net Leverage Ratio. During the each of the years ended December 31, 2020 and 2019, we incurred total such commitment fees of $0.5 million.

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

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Credit Agreement for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2021	$7,456	(1)
2022	59,900
2023	59,900
2024	77,071
2025	24,900
2026 and thereafter	267,048
Total	$496,275
(1)	The total term loan principal due during 2021 reflects $7.5 million of additional debt repayment required upon estimated final settlement of the Nutrisystem sale.
11.	Commitments and Contingencies

Shareholder Lawsuits: Weiner Lawsuit and Consolidated Derivative Lawsuit

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of common stock, par value $0.001 per share (“Common Stock”) dropped on that same day. In connection with the United Press Release, four lawsuits were filed against the Company. Of the four lawsuits, one has been dismissed, two were dismissed and after plaintiffs appealed, now have a final settlement pending court approval, and one remains actively contested.   We

are currently not able to predict the probable outcome of the remaining matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against the remaining complaint.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased Common Stock between February 24, 2017 and November 3, 2017 (“Weiner Lawsuit”).  The Weiner Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming as defendants the Company, the Company's chief executive officer, chief financial officer and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  The complaint seeks monetary damages on behalf of the purported class.  On April 3, 2018, the Court entered an order appointing the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, designated counsel for the lead plaintiff, and established certain deadlines for the case.  On June 4, 2018, plaintiff filed a first amended complaint.   The Court denied the Company’s Motion to Dismiss on March 18, 2019 and the Company’s Motion to Reconsider on May 22, 2019. On January 29, 2020, the Court granted lead plaintiff’s motion to certify the class. On July 23, 2020, the United States Court of Appeals for the Sixth Circuit denied the Company’s application for permission to appeal the class certification ruling.  The Company filed a motion to decertify the class and a motion for summary judgment on December 11, 2020.  The case is currently set for trial on May 18, 2021.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the U.S. District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  After the parties entered into a Memorandum of Understanding (“MOU”) to resolve the Consolidated Derivative Lawsuit,  the case was remanded to the District Court. The parties filed a joint stipulation of settlement based on the terms set forth in the MOU and plaintiffs filed a motion to approve settlement on October 9 and October 12, 2020, respectively. The Court granted final approval to the settlement on February 19, 2021.

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint on behalf of stockholders who purchased Common Stock between March 8, 2019 and February 19, 2020 (the "Strougo Lawsuit").  The Strougo Lawsuit was filed as a class action in the U.S. District Court for the Middle District of Tennessee, naming the Company, the Company's chief financial officer and former chief executive officer as defendants.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of the Nutrisystem business that the Company acquired on March 8, 2019.  The complaint seeks monetary damages on behalf of the purported class.  On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. Plaintiff filed its amended complaint on November 13, 2020. The Company filed a motion to dismiss the amended complaint on December 4, 2020.

On April 9, 2020, John Cobb, claiming to be a stockholder of the Company, filed a derivative complaint in the United States District Court for the Middle District of Tennessee naming the Company as a nominal defendant and certain directors and the Company’s former chief executive officer and current chief financial officer as defendants (the “Cobb Lawsuit”). The complaint asserted claims for breach of Section 14(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, failure of internal controls, and unjust enrichment, largely tracking the factual allegations in the Strougo Lawsuit. The plaintiff seeks monetary damages on behalf of the Company, restitution, and certain corporate governance and internal procedural reforms. On June 9, 2020, the United States Magistrate Judge approved the parties’ stipulation to stay the case pending the resolution of defendants’ motion to dismiss in the Strougo Lawsuit.

In July 2020, three putative derivative complaints were filed in the United States District Court for the District of Delaware by the following individuals claiming to be stockholders of the Company: Patrick Yerby, Thomas R. Conte, Melvyn Klein, and Mark Ridendour (the “Delaware Derivative Lawsuits”).  The complaints largely track the allegations, named defendants, asserted claims, and requested relief of the Cobb Lawsuit. The three Delaware Derivative Lawsuits have been consolidated and stayed on terms similar to those entered in the Cobb Lawsuit.

Given the uncertainty of litigation and the preliminary stage of  the Strougo Lawsuit, Cobb Lawsuit, and Delaware Derivative Lawsuits, we are not currently able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against these lawsuits.

Trademark Lawsuit: Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two subsidiaries of the Company; Nutrisystem, Inc. and Nutri/System IPHC, Inc. In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint. The case is currently set for trial on April 20, 2021.  In connection with the sale of Nutrisystem, the Company agreed to indemnify Kainos for losses arising out of this matter and retained the right to control the defense thereof.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against this complaint.

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

The fair value of a reporting unit is the price that would be received upon a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.  Following the sale of Nutrisystem effective December 9, 2020, we have a single reporting unit.

The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in our market capitalization and in our actual and forecasted operating results, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets (which consist of the Nutrisystem tradename and the SilverSneakers tradename).  Following these evaluations, we recorded a total impairment loss of $199.5 million related to the Nutrisystem goodwill and tradename during the first quarter of 2020, which amount is reflected in loss from discontinued operations.  We determined there was no impairment related to the SilverSneakers tradename or the carrying value of goodwill related to continuing operations.

On October 18, 2020, we entered into the Purchase Agreement providing for the sale of the Nutrition business unit for $575.0 million (subject to the terms and conditions set forth in the Purchase Agreement), which indicated that the fair value for the Nutrition business unit was below its carrying value as of September 30, 2020.  We performed an impairment assessment in accordance with the held and used model and determined that the fair values of all assets and liabilities allocated to the Nutrition segment approximated their carrying amounts as of September 30, 2020, except for goodwill.  As a result, we recorded an impairment loss of $66.2 million for the third quarter of 2020 related to goodwill allocated to the former Nutrition segment, which amount is reflected in loss from discontinued operations.  Effective December 9, 2020, we completed the sale of Nutrisystem to Kainos for an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $558.9 million, which amount is subject to a customary working capital adjustment post-Closing.  We estimate such working capital adjustment will result in additional proceeds to be received in 2021 of $2.8 million. At the time of disposition, the carrying value of the disposal group of $585.7 million exceeded the estimated gross proceeds (excluding our transaction costs) of $561.7 million.  As a result, we recorded an additional impairment loss of $24.0 million in the fourth quarter of 2020 related to goodwill allocated to the former Nutrition segment, which amount is reflected in loss from discontinued operations.

During the fourth quarter of 2020, we reviewed goodwill for impairment related to our single reporting unit.  We estimated the fair value of the reporting unit based on our market capitalization and compared such fair value to the carrying value of the reporting unit. Because the fair value of the reporting unit exceeded its carrying amount, we determined that the carrying value of goodwill was not impaired.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis at December 31, 2020 and 2019.

(In thousands)
	Level 2
	December 31, 2020	December 31, 2019
Derivatives designated as effective hedging instruments
Liabilities:
Interest rate swap agreements	$20,377	$16,238

Non-designated derivatives
Liabilities:
Interest rate swap agreements	$16,260	$—

The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at December 31, 2020 was as follows:

Cash and cash equivalents – The carrying amount of $100.4 million approximates fair value because of the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a revolving credit facility and a term loan facility (see Note 10), are determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on quotes as of December 31, 2020 from dealers who stand ready and willing to transact at those prices. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated net fair value and net carrying amount of outstanding borrowings under the Term Loans at December 31, 2020 were $463.2 million and $466.7 million, respectively.  There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2020.
13.	Derivative Instruments and Hedging Activities

We use derivative instruments to manage differences in the amount, timing, and duration of our known or expected cash payments related to our outstanding debt (i.e., interest rate risk).  Some of these derivatives are designated and qualify as a hedge of the exposure to variability in expected future cash flows and are therefore considered cash flow hedges.  We account for derivatives in accordance with FASB ASC Topic 815, which establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet at fair value as either an asset or liability.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Changes in the derivative’s fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. We classify cash flows from settlement of our effective cash flow hedges in the same category as the cash flows from the related hedged items, generally within the operating activities in the consolidated statements of cash flows. We classify cash flows from settlement of our non-designated derivatives within the investing section of the consolidated statements of cash flows.

Cash Flow Hedges of Interest Rate Risk and Non-Designated Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at December 31, 2020, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in accumulated other comprehensive income or loss ("accumulated OCI") associated with such derivative instruments are reclassified into earnings in the period of de-designation.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 10).  Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt. As a result, we concluded that five of our eight interest rate swaps no longer qualified for hedge accounting treatment. Accordingly, in the fourth quarter of 2020 we de-designated these five derivatives (“de-designated swaps”) and accelerated the reclassification of deferred gains and losses in accumulated OCI to earnings as a result of the hedged forecasted transactions becoming probable not to occur. As a result of such acceleration upon de-designation, we recognized a pre-tax loss of $14.3 million in income (loss) from discontinued operations.

Additionally, upon de-designation in October 2020, we froze $3.2 million of previously deferred losses in accumulated OCI related to forecasted payments that are probable of occurring. We reclassify such deferred losses from accumulated OCI into earnings as an adjustment to interest expense during periods in which the forecasted transactions impact earnings, consistent with hedge accounting treatment. In the event that the related forecasted payments are no longer probable of occurring, the related loss in accumulated OCI will be recognized in earnings immediately.

We continue to maintain the effective hedging relationship between three interest rate swap agreements and the portion of our forecasted payments that is expected to remain highly probable of occurring. During the fourth quarter of 2020 we evaluated the likelihood and extent of potential future losses from the de-designated swaps. Such potential future losses are capped since the variable interest rate of our swaps is subject to a floor of 0%. Based on the LIBOR rates in effect at the time of de-designation, we decided to hold the de-designated swaps as derivative instruments requiring mark-to-market accounting treatment, with any change in fair value recognized each period in current earnings.

At December 31, 2020, our interest rate swap agreements designated as effective cash flow hedges had current notional amounts totaling $388.9 million, and our de-designated interest rate swap agreements had current notional amounts totaling $311.1 million.

We record all derivatives at estimated fair value in the consolidated balance sheet. Gains and losses on derivatives designated as effective cash flow hedges are recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to cash flow hedge derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of December 31, 2020, we expect to reclassify $8.8 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.  Gains and losses on derivatives de-designated as effective cash flow hedges are recorded in the consolidated statement of operations.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at December 31, 2020 and 2019 were as follows:

(In thousands)	December 31, 2020	December 31, 2019
Liabilities:
Derivatives designated as effective hedging instruments:
Current portion of long-term liabilities	$8,205	$4,947
Other long-term liabilities	12,172	11,291
	$20,377	$16,238

Non-designated derivatives:
Current portion of long-term liabilities	$6,548	$—
Other long-term liabilities	9,712	—
	$16,260	$—

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of December 31, 2020 and 2019:

(In thousands)	For the Year Ended
	December 31, 2020	December 31, 2019
Derivatives designated as effective hedging instruments:
Loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	33,247	16,930
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(11,556)	(692)

Non-designated derivatives:
Loss related to de-designation of ineffective portion of derivatives, gross of tax effect	(14,336)	—
Previously deferred loss reclassified from accumulated OCI to interest expense, gross of tax effect	(239)	—

Total other comprehensive loss, gross of tax	7,116	16,238

The following table presents the impact that non-designated derivatives had on our consolidated statement of operations:

(In thousands)	Statement of Operations Classification	Year Ended December 31, 2020
Loss related to de-designation of ineffective portion of derivatives, gross of tax effect	Income from discontinued operations, net of income tax	$(14,336)
Net loss related to ineffective portion of derivatives, gross of tax effect	Selling, general and administrative expenses	(226)
Previously deferred loss related to de-designated swaps reclassified from accumulated OCI, gross of tax effect	Interest expense	(239)
		$(14,801)

14.	Restructuring and Related Charges

2019 Restructuring Plan

During the first quarter of 2019, we began a reorganization primarily related to integrating the Nutrisystem business and streamlining our corporate and operations support (the "2019 Restructuring Plan"). The 2019 Restructuring Plan concluded during the first quarter of 2020.  For the years ended December 31, 2020 and 2019, we incurred restructuring charges from continuing operations of $0.5 million and $1.9 million, respectively, related to the 2019 Restructuring Plan.  To date, we have incurred restructuring charges from continuing operations of $2.4 million related to the 2019 Restructuring Plan. These expenses consist entirely of severance and other employee-related costs.

2020 COVID Restructuring Plan

During the second quarter of 2020, we began a reorganization plan primarily related to eliminating certain compensation costs in response to the COVID-19 pandemic in order to preserve our liquidity and manage our cash flows (“2020 COVID Restructuring Plan”). The 2020 COVID Restructuring Plan was completed during the third quarter of 2020. To date and for the year ended December 31, 2020, we incurred restructuring charges from continuing operations of $0.8 million related to the 2020 COVID Restructuring Plan. These expenses consist entirely of severance and other employee-related costs.  The 2020 COVID Restructuring Plan is expected to result in total annualized savings at target performance of approximately $6.0 million.

2020 Restructuring Plan

During the third quarter of 2020, we began a reorganization plan primarily related to optimizing our business for growth and executing on our new strategy (“2020 Restructuring Plan”).  To date and for the year ended December 31, 2020, we incurred restructuring charges from continuing operations of $3.1 million related to the 2020 Restructuring Plan, which consisted entirely of severance and other employee-related costs.  Actions taken to date under the 2020 Restructuring Plan are expected to result in total annualized savings at target performance of approximately $6.7 million.

The following table shows the activity from continuing operations in accrued restructuring and related charges for the year ended December 31, 2020 related to the restructuring plans described above.  The activity set forth below consists entirely of severance and other employee-related costs that have been or will be settled in cash.  We also incurred $0.8 million of non-cash restructuring charges during 2020 related to share-based compensation.

(In thousands)	2019 Restructuring Plan	2020 COVID Restructuring Plan	2020 Restructuring Plan	Total
Accrued restructuring and related charges liability as of January 1, 2020	$242	$—	$—	$242
Restructuring charges	475	816	2,327	3,618
Payments	(606)	(816)	(514)	(1,936)
Accrued restructuring and related charges liability as of December 31, 2020	$111	$—	$1,813	$1,924

15.	Earnings (Loss) Per Share

Beginning in March 2019, we use the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under our equity incentive plan are participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of common stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of common stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of common stock and participating securities based on the number of weighted average shares outstanding during the period. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.  The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2020, 2019, and 2018:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2020	2019	2018
Income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$56,869	$45,217	$97,902
Net income (loss) from discontinued operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	(280,500)	(332,038)	901
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$(223,631)	$(286,821)	$98,803

Denominator:
Shares used for basic income (loss) per share	48,746	46,509	40,078
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	29	90	264
Restricted stock units	412	489	299
Performance-based stock units	29	15	—
Warrants related to Cash Convertible Notes	—	—	2,013
Market stock units	1	—	419
Shares used for diluted income (loss) per share	49,217	47,103	43,073

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$1.17	$0.97	$2.44
Discontinued operations	$(5.75)	$(7.14)	$0.02
Net income (loss) (1)	$(4.59)	$(6.17)	$2.47

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$1.16	$0.96	$2.27
Discontinued operations	$(5.70)	$(7.05)	$0.02
Net income (loss)	$(4.54)	$(6.09)	$2.29

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	186	70	56
Restricted stock units	242	192	36
Performance-based stock units	24	—	—
Restricted stock awards	26	102	—

(1)	Figures may not add due to rounding.

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these market stock units and performance-based stock units were excluded from the calculations of diluted earnings per share for all periods presented because the performance criteria had not been met as of the end of the reporting periods.

16.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the years ended December 31, 2019 and 2020.

(In thousands)	Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2019	$—
Other comprehensive income (loss) before reclassifications, net of tax of $4,324	(12,606)
Amounts reclassified from accumulated OCI, net of tax of $177	515
Accumulated OCI, net of tax, as of December 31, 2019	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $8,491	(24,756)
Amounts reclassified from accumulated OCI, net of tax of $6,674	19,458
Accumulated OCI, net of tax, as of December 31, 2020	$(17,389)

The following table presents details about reclassifications out of accumulated OCI for the years ended December 31, 2020 and 2019:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Statement of Operations Classification
Interest rate swaps	$11,795	$692	Interest expense
	(3,012)	(177)	Income tax
	10,675	—	Income from discontinued operations, net of income tax
Total amounts reclassified from accumulated OCI	$19,458	$515	Net of tax

17.	Segment Disclosures and Concentrations of Risk

Following the sale of Nutrisystem in December 2020, the results of which have been classified as discontinued operations for all periods presented, we have one operating and reportable segment. Therefore, all required segment information can be found in the Consolidated Financial Statements. Our determination that we operate as a single segment is consistent with the financial information regularly viewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods.

Geographic Information

Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for 100% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2020 and 2019.

Major Customers

During 2020, we had three customers that each accounted for 10% or more of our revenues from continuing operations and individually comprised approximately 18%, 11%, and 10% of our revenues for 2020. No other customer accounted for 10% or more of our revenues in 2020. In addition, at December 31, 2020, we had two customers that each accounted for 10% or more of our accounts receivable, net and individually comprised approximately 26% and 33% of our consolidated accounts receivable, net at December 31, 2020.

During 2019, we had three customers that each accounted for 10% or more of our revenues from continuing operations and individually comprised approximately 23%, 11%, and 11% of our revenues for 2019.  No other customer accounted for 10% or more of our revenues in 2019. In addition, at December 31, 2019, we had three customers that each accounted for 10% or more or our accounts receivable, net and individually comprised approximately 36%, 19%, and 11% of our accounts receivable, net at December 31, 2019.

18.	Quarterly Financial Information (unaudited)

The following tables contain selected unaudited statements of operations for each quarter of 2020 and 2019. As further discussed in Note 1, our results from continuing operations do not include the results of Nutrisystem, which we sold effective December 9, 2020.

(In thousands, except per share data)

Year Ended December 31, 2020	First	Second	Third	Fourth (1)
Revenues	$159,692	$81,923	$95,481	$100,617
Gross margin	42,713	45,879	45,382	44,168
Income before income taxes	11,411	23,959	23,236	15,793
Income from continuing operations	8,275	17,202	16,750	14,642
Income (loss) from discontinued operations, net of income tax	(206,381)	11,309	(59,168)	(26,260)
Net income (loss)	(198,106)	28,511	(42,418)	(11,618)

Earnings per share – basic:
Continuing operations (2)	$0.17	$0.35	$0.34	$0.30
Discontinued operations (2)	$(4.25)	$0.23	$(1.21)	$(0.54)
Net income (loss) (2) (3)	$(4.08)	$0.59	$(0.87)	$(0.24)

Earnings per share – diluted:
Continuing operations (2)	$0.17	$0.35	$0.34	$0.29
Discontinued operations (2)	$(4.22)	$0.23	$(1.20)	$(0.53)
Net income (loss) (2) (3)	$(4.05)	$0.58	$(0.86)	$(0.23)

(In thousands, except per share data)

Year Ended December 31, 2019	First (4)	Second	Third	Fourth (5)
Revenues	$156,527	$157,480	$159,979	$159,080
Gross margin	42,303	44,903	46,852	47,271
Income before income taxes	3,486	15,743	22,864	23,417
Income (loss) from continuing operations	(161)	10,837	16,688	17,853
Income (loss) from discontinued operations, net of income tax	4,375	7,299	(2,769)	(340,943)
Net income (loss)	4,214	18,136	13,919	(323,090)

Earnings per share – basic:
Continuing operations (2)	$—	$0.23	$0.35	$0.37
Discontinued operations (2)	$0.10	$0.15	$(0.06)	$(7.06)
Net income (loss) (2)	$0.10	$0.38	$0.29	$(6.69)

Earnings per share – diluted:
Continuing operations (2)	$—	$0.22	$0.34	$0.37
Discontinued operations (2)	$0.10	$0.15	$(0.06)	$(6.97)
Net income (loss) (2) (3)	$0.10	$0.37	$0.29	$(6.61)

(1)

Income from continuing operations for the fourth quarter of 2020 includes strategic project costs, CEO transition costs, and acquisition and integration costs of $2.3 million, $1.0 million, and $0.6 million, respectively, each of which were primarily recorded to selling, general, and administrative expenses.

(2)

We calculated earnings per share for each of the quarters based on the weighted average number of shares and dilutive securities outstanding for each period. Accordingly, the sum of the quarters may not necessarily be equal to the full year income per share.

(3)	Figures may not add due to rounding.

(4)	The impact of potentially dilutive securities for the three months ended March 31, 2019 was not considered because the impact on continuing operations would be anti-dilutive.

(5)

Income from continuing operations for the fourth quarter of 2019 includes acquisition, integration, and project costs totaling $4.3 million, which were primarily recorded to selling, general, and administrative expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2020.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2020, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 20, 2021 and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this report, under the caption "Information about our Executive Officers."

Item 11. Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 20, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 20, 2021 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2020, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	1,899	$17.83	1,391
Equity compensation plans not approved by stockholders	—	—	—
Total	1,899	$17.83	1,391

(1)

Represents 422,000 stock options, 1,241,000 restricted stock units, 150,000 market stock units, and 86,000 performance-based stock units outstanding under the Company’s Amended and Restated 2014 Stock Incentive Plan.

(2)

The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested market stock units, restricted stock units and performance-based stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 5.2 years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 20, 2021 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held on May 20, 2021 and is incorporated herein by reference.

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

2.1

Membership Interest Purchase Agreement dated July 27, 2016 by and among Sharecare, Inc., Healthways SC, LLC and Healthways, Inc. [incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 2, 2016, File No. 000-19364]

2.2

Agreement and Plan of Merger, dated as of December 9, 2018, by and among the Company, Nutrisystem, Inc. and Sweet Acquisition, Inc. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 10, 2018, File No. 000-19364]

2.3

Stock Purchase Agreement, dated as of October 18, 2020, by and among Tivity Health, Inc., Kainos NS Holdings LP, and KNS Acquisition Corp. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 19, 2020, File No. 000-19364]

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

3.4	Second Amended and Restated Bylaws of the Company [incorporated by reference to Exhibit 3.4 to Form 10-K of the Company’s fiscal year ended December 31, 2019, File No. 000-19364]

3.5	Amendment No. 1 to Second Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 25, 2020, File No. 000-19364]

3.6	Amendment No. 2 to Second Amended and Restated Bylaws [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 20, 2020, File No. 000-19364]

4.1	Article IV of the Company's Restated Certificate of Incorporation (included in Exhibit 3.1)

4.2	Description of Securities [incorporated by reference to Exhibit 4.2 to Form 10-K of the Company’s fiscal year ended December 31, 2019, File No. 000-19364]

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

10.33	Nutrisystem Stock Incentive Plan [incorporated herein by reference to Exhibit 99.1 to Tivity Health’s Registration Statement on Form S-8, filed March 8, 2019, File No. 333-230173]

10.34

Form of 2019 Performance Stock Unit Award Agreement under the Company’s Nutrisystem Stock Incentive Plan [incorporated herein by reference to Exhibit 10.2 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.35

Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Nutrisystem Stock Incentive Plan [incorporated herein by reference to Exhibit 10.3 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.36

Tivity Health, Inc. Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 12, 2019, File No. 000-19364]

10.37

Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.38

Form of 2019 Performance Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.5 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.39

Form of 2019 Integration Bonus Performance Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.6 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.40

Employment Agreement by and between the Company and Richard M. Ashworth, dated May 20, 2020 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.41

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth (Inducement Award), dated June 1, 2020 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.42

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.43

Form of Market Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.44

Form of 2020 Restricted Stock Unit Retention Award Agreement under the Company’s Second Amended and Restated 2014 Stock Incentive Plan. [incorporated herein by reference to Exhibit 10.5 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2020, File No. 000-19364]

10.45*	Separation Agreement by and between the Company and Mary Flipse, dated November 2, 2020

10.46*	Tivity Health, Inc. Director Deferred Compensation Program, dated December 14, 2020

10.47*	Form of Deferred Stock Unit Award Agreement (for Directors) under the Company’s Second Amended and Restated 2014 Stock Incentive Plan

21*	Subsidiary List

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

32*

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer, and Adam Holland, Chief Financial Officer

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101 hereto).

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVITY HEALTH, INC.

March 2, 2021	By:	/s/ Richard M. Ashworth
Richard M. Ashworth Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Ashworth	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021
Richard M. Ashworth

/s/ Adam C. Holland	Chief Financial Officer (Principal Financial Officer)	March 2, 2021
Adam C. Holland

/s/ Ryan M. Wagers	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2021
Ryan M. Wagers

/s/ Anthony M. Sanfilippo	Chairman of the Board and Director	March 2, 2021
Anthony M. Sanfilippo

/s/ Sara J. Finley	Director	March 2, 2021
Sara J. Finley

/s/ Robert J. Greczyn, Jr.	Director	March 2, 2021
Robert J. Greczyn, Jr.

/s/ Peter A. Hudson, M.D.	Director	March 2, 2021
Peter A, Hudson, M.D.

/s/ Beth M. Jacob	Director	March 2, 2021
Beth M. Jacob

/s/ Bradley S. Karro	Director	March 2, 2021
Bradley S. Karro

/s/ Benjamin A. Kirshner	Director	March 2, 2021
Benjamin A. Kirshner

/s/ Erin L. Russell	Director	March 2, 2021
Erin L. Russell