Form 10-Q
period 2021-03-31
TIVITY HEALTH, INC.
filed 2021-05-07
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 5, 2021, there were outstanding 49,260,746 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$52,428	$100,385
Accounts receivable, net	44,959	25,981
Prepaid expenses	4,154	5,556
Income taxes receivable	779	10,996
Other current assets	19,586	11,336
Total current assets	121,906	154,254

Property and equipment, net of accumulated depreciation of $40,713 and $38,188 respectively	19,981	20,959
Right-of-use assets	16,288	18,139
Long-term deferred tax asset	1,186	3,601
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Other assets	16,808	18,301
Total assets	$539,898	$578,983

Current liabilities:
Accounts payable	$18,400	$19,741
Accrued salaries and benefits	5,264	8,949
Accrued liabilities	31,395	18,424
Deferred revenue	4,351	4,460
Current portion of long-term debt	7,456	7,456
Current portion of lease liabilities	8,064	8,052
Current portion of other long-term liabilities	14,195	14,753
Total current liabilities	89,125	81,835

Long-term debt	397,750	459,250
Long-term lease liabilities	9,460	11,494
Other long-term liabilities	17,309	22,748

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 49,246,281 and 48,983,735 shares outstanding, respectively	49	49
Additional paid-in capital	513,923	513,263
Accumulated deficit	(444,949)	(464,085)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(14,587)	(17,389)
Total stockholders' equity	26,254	3,656
Total liabilities and stockholders' equity	$539,898	$578,983

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$108,085	$159,692
Cost of revenue (exclusive of depreciation of $2,531 and $1,831, respectively included below)	57,285	115,148
Marketing expense	1,231	7,299
Selling, general and administrative expenses	9,696	12,052
Depreciation expense	2,683	2,030
Restructuring and related charges	—	482
Operating income	37,190	22,681

Interest expense	10,756	11,270
Other (income) expense, net	(1,130)	—
Total non-operating expense, net	9,626	11,270
Income before income taxes	27,564	11,411

Income tax expense	7,620	3,136
Income from continuing operations	$19,944	$8,275

Loss from discontinued operations, net of income tax benefit of $277 and $18,282, respectively	(808)	(206,381)
Net income (loss)	$19,136	$(198,106)

Earnings (loss) per share - basic:
Continuing operations	$0.41	$0.17
Discontinued operations	$(0.02)	$(4.25)
Net income (loss)	$0.39	$(4.08)

Earnings (loss) per share - diluted:
Continuing operations	$0.40	$0.17
Discontinued operations	$(0.02)	$(4.22)
Net income (loss)	$0.38	$(4.05)

Comprehensive income (loss)	$21,938	$(217,935)

Weighted average common shares and equivalents:
Basic	49,222	48,613
Diluted	50,340	48,855

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$19,136	$(198,106)

Net change in fair value of effective portion of interest rate swaps designated as cash flow hedges, net of tax (expense) benefit of ($882) and $6,802, respectively	2,576	(19,829)
Reclassification adjustment for previously deferred loss from interest rate swaps included in "Interest expense," net of tax of $78	226	—
Total other comprehensive income (loss), net of tax	$2,802	$(19,829)
Comprehensive income (loss)	$21,938	$(217,935)

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2020	$—	$48	$504,419	$(240,494)	$(28,182)	$(12,091)	$223,700
Comprehensive income (loss)	—	—	—	(198,106)	—	(19,829)	(217,935)
Exercise and vesting of share-based compensation awards	—	—	601	—	—	—	601
Tax withholding for share-based compensation	—	—	(2,795)	—	—	—	(2,795)
Share-based employee compensation expense	—	—	824	—	—	—	824
Other	—	—	—	19	—	—	19
Balance, March 31, 2020	$—	$48	$503,049	$(438,581)	$(28,182)	$(31,920)	$4,414

Balance, January 1, 2021	$—	$49	$513,263	$(464,085)	$(28,182)	$(17,389)	$3,656
Comprehensive income	—	—	—	19,136	—	2,802	21,938
Exercise and vesting of share-based compensation awards	—	—	164	—	—	—	164
Tax withholding for share-based compensation	—	—	(2,502)	—	—	—	(2,502)
Share-based employee compensation expense	—	—	2,998	—	—	—	2,998
Balance, March 31, 2021	$—	$49	$513,923	$(444,949)	$(28,182)	$(14,587)	$26,254

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Income from continuing operations	$19,944	$8,275
Loss from discontinued operations	(808)	(206,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,683	14,763
Amortization and write-off of deferred loan costs	1,183	1,212
Amortization and write-off of debt discount	1,077	1,095
Share-based employee compensation expense	2,998	824
Gain on derivatives	(1,130)	—
Impairment of goodwill and intangible assets of discontinued operation	—	199,500
Deferred income taxes	1,454	(16,031)
(Increase) decrease in accounts receivable, net	(18,978)	16,665
Decrease in income taxes receivable	10,217	—
Decrease in inventory	—	4,057
Decrease in other current assets	529	4,746
(Decrease) increase in accounts payable	(42)	12,612
Decrease in accrued salaries and benefits	(3,685)	(4,852)
Increase in other current liabilities	5,594	5,501
(Decrease) increase in deferred revenue	(109)	3,247
Other	1,691	1,790
Net cash flows provided by operating activities	$22,618	$47,023

Cash flows from investing activities:
Acquisition of property and equipment	$(1,561)	$(4,875)
Settlement on derivatives not designated as hedges	(1,633)	—
Net cash flows used in investing activities	$(3,194)	$(4,875)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$—	$160,325
Payments of long-term debt	(63,600)	(123,000)
Payments related to tax withholding for share-based compensation	(2,502)	(2,795)
Exercise of stock options	164	601
Change in cash overdraft and other	(1,443)	3,269
Net cash flows (used in) provided by financing activities	$(67,381)	$38,400

Net (decrease) increase in cash and cash equivalents	$(47,957)	$80,548

Cash and cash equivalents, beginning of period	$100,385	$2,486

Cash and cash equivalents, end of period	$52,428	$83,034

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

Our results from continuing operations do not include the results of Nutrisystem, Inc. (“Nutrisystem”), which we sold effective December 9, 2020. Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

We have omitted certain financial information that is normally included in financial statements prepared in accordance with U.S. GAAP but that is not required for interim reporting purposes.  You should read the accompanying consolidated financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  As of March 31, 2021, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

3.	Discontinued Operations

On October 18, 2020, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with Kainos NS Holdings LP, a Delaware limited partnership (“Parent”), and KNS Acquisition Corp., a Delaware corporation and indirect wholly owned subsidiary of Parent (“Purchaser,” and collectively with Parent, “Kainos”) to sell to Kainos all of the issued and outstanding capital stock of Nutrisystem, a wholly owned subsidiary of the Company that included the Nutrisystem® and South Beach Diet® programs, which would result in the disposition of our Nutrition business.

Effective as of December 9, 2020, we completed the sale of Nutrisystem to Kainos for an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $558.9 million, which amount is subject to a customary working capital adjustment post-closing.  We estimate such working capital adjustment will result in additional proceeds to be received in 2021 of $2.8 million, which we have recorded in other current assets at March 31, 2021 and December 31, 2020. Additionally, we incurred $11.2 million of transaction costs in 2020 directly related to the disposition of Nutrisystem, resulting in estimated net proceeds, after post-closing adjustment, of $550.5 million.

In accordance with ASC Topic 205, “Presentation of Financial Statements”, the Nutrition business met the criteria for discontinued operations, as it was a component of the Company and the sale represented a strategic shift in the Company’s operations and financial results. Accordingly, the results of operations of the Nutrition business have been classified as discontinued operations for 2020 and 2021.

The following table presents financial results of the Nutrition business included in “loss from discontinued operations" for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenues	$—	$177,963
Cost of revenues	—	84,009
Marketing expenses	—	79,773
Selling, general and administrative expenses (1)	1,085	15,956
Depreciation and amortization	—	12,734
Impairment loss	—	199,500
Restructuring and related charges	—	260
Interest expense (2)	—	10,394
Pretax loss from discontinued operations	(1,085)	(224,663)
Total pretax loss on discontinued operations	$(1,085)	$(224,663)
Income tax benefit	(277)	(18,282)
Loss from discontinued operations, net of income tax benefit	$(808)	$(206,381)
(1)	For the three months ended March 31, 2021, expenses from discontinued operations primarily relate to legal fees and separation costs.
(2)

The term loans under our Credit Agreement were originated with the purchase of Nutrisystem on March 8, 2019. Following the disposition of Nutrisystem, we repaid $519.0 million of principal on the term loans under the terms of our credit agreement. In conjunction with the partial debt prepayment, we wrote off a portion of the related deferred loan costs and original issue discount. For the three months ended March 31, 2020, we allocated interest expense to discontinued operations based on the interest expense incurred during the period related to $519.0 million of term loan debt, using our historical interest rates.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Impairment of goodwill and intangible assets	$—	$199,500
Depreciation and amortization	—	12,734
Capital expenditures on discontinued operations	—	1,682
Deferred income taxes	(277)	(18,279)

4.	Revenue Recognition

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

We earn revenue from continuing operations primarily from three programs: SilverSneakers® senior fitness, Prime Fitness®, and WholeHealth LivingTM.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and group retiree plans through our contracts with such plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. Deferred revenue was $4.4 million and $4.5 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, we recognized $3.8 million of revenue that was included in deferred revenue at December 31, 2020 and increased deferred revenue by $3.7 million, excluding amounts recognized as revenue during 2021.

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  The average monthly total participation levels of our members were significantly lower for the three months ended March 31, 2021 than for the three months ended March 31, 2020 due to the COVID-19 pandemic.  As a result, revenues from PMPM fees represented 53% of SilverSneakers revenue for the three months ended March 31, 2021, compared to 36% for the three months ended March 31, 2020. We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At March 31, 2021 and December 31, 2020, $0.8 million of such costs were capitalized. During the three months ended March 31, 2021 and 2020, amortization expense related to such capitalized costs was $0.2 million and $0.1 million, respectively.

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

(In thousands)	Three Months Ended March 31,
	2021	2020
SilverSneakers	$79,827	$121,606
Prime Fitness	22,593	32,810
WholeHealth Living	5,637	5,049
Other	28	227
	$108,085	$159,692

Sales and usage-based taxes are excluded from revenues.

5.	Share-Based Compensation

We currently have four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, performance-based stock units, and market stock units.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders. Vesting terms for each of these award types generally range from one to three years.

For the three months ended March 31, 2021 and 2020, we recognized total share-based compensation costs of $3.0 million and $0.9 million, respectively. We account for forfeitures as they occur.

In March 2021, we granted annual long-term incentive awards consisting of (i) approximately 150,000 stock options with a weighted average exercise price of $26.29 per share and a weighted average grant date fair value of $13.21 per share, and (ii) approximately 83,000 restricted stock units with a weighted average grant date fair value of $23.90 per share.  These awards vest over or at the end of three years.

6.	Income Taxes

For the three months ended March 31, 2021 and 2020, we had an effective income tax rate from continuing operations of 27.6% and 27.5%, respectively.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions.  Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2017 to present.

7.  Leases

We maintain lease agreements principally for our office spaces and certain equipment. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of one to 42 months, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

The following table shows the components of lease expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2021	2020
Finance lease cost:
Amortization of leased assets	$158	$162
Interest of lease liabilities	14	25
Operating lease cost	1,915	1,960
Total lease cost before subleases	$2,087	$2,147
Sublease income	(1,344)	(1,401)
Total lease cost, net	$743	$746

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(1,550)	$(1,368)
Operating cash flow attributable to finance leases	(14)	(25)
Financing cash flow attributable to finance leases	(157)	(152)

Supplemental noncash information:
Right-of-use assets obtained in exchange for operating lease liabilities	—	—
Right-of-use assets obtained in exchange for finance lease liabilities	—	—

8.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Term Loan A	$97,785	$124,035
Term Loan B	334,890	372,240
	432,675	496,275
Less: deferred loan costs and original issue discount	(27,469)	(29,569)
Total debt	405,206	466,706
Less: current portion (1)	(7,456)	(7,456)
Total long-term debt	$397,750	$459,250

(1)	Represents additional term loan principal due upon final settlement of the sale of Nutrisystem based on the estimated post-Closing adjustments.

Credit Facility

In connection with the consummation of our merger with Nutrisystem, on March 8, 2019, we entered into a new Credit and Guaranty Agreement (the “Credit Agreement”) with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and SunTrust Bank, as revolving facility agent and swing line lender.  The Credit Agreement provides us with (i) a $350.0 million term loan A facility (“Term Loan A”), (ii) an $830.0 million term loan B facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), (iii) a $125.0 million revolving credit facility that includes a $35.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit (the “Revolving Credit Facility”; Term Loan A, Term Loan B and the Revolving Credit Facility are sometimes herein referred to collectively as the “Credit Facilities”), and (iv) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $125.0 million or 50% of our consolidated EBITDA for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.  As of March 31, 2021, outstanding debt under the Credit Agreement was $405.2 million, and availability under the revolving credit facility totaled $124.5 million as calculated under the most restrictive covenant.

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

We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through March 31, 2021, we made voluntary prepayments of $228.3 million on the Term Loans, which prepaid all scheduled quarterly installments due on Term Loan A and Term Loan B through September 30, 2022 and June 30, 2023, respectively, excluding any Excess Cash Flow Payments that may be required, as described below. In addition, in December 2020 we used the significant majority of net proceeds from the divestiture of Nutrisystem to pay $519.0 million of principal on the Term Loans, which was applied to the amount due and payable at maturity.

We are required to repay in full any outstanding swingline loans and revolving loans under the Revolving Credit Facility on March 8, 2024.  In addition, the Credit Agreement contains provisions that, beginning with fiscal 2019, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the Term Loans. We are required to make prepayments on the Term Loans equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages (such resulting payment an “Excess Cash Flow Payment”) based on our Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 75% if the Net Leverage Ratio is greater than 3.75:1, (b) 50% if the Net Leverage Ratio is equal to or less than 3.75:1 but greater than 3.25:1 (c) 25% if the Net Leverage Ratio is equal to or less than 3.25:1 but greater than 2.75:1, and (d) 0% if the Net Leverage Ratio is equal to or less than 2.75:1. Any such potential mandatory prepayments are reduced by voluntary prepayments.  We were not required to make an Excess Cash Flow Payment for fiscal 2020 or 2019.

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.75:1.00 for all test dates occurring on or after December 31, 2019 but prior to December 31, 2020, 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021, and 4.75:1.00 for all test dates occurring on or after December 31, 2021.  As of March 31, 2021, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 2.11.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the outstanding principal on the term loans under our Credit Agreement and the average monthly total participation levels of our members at our fitness partner locations, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months.  We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25% and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total Net Leverage Ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25% and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total Net Leverage Ratio.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread, as described in the preceding sentences.  As further explained in Note 11, during the fourth quarter of 2020 we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we de-designated these derivatives. As of March 31, 2021, the eight interest rate swap agreements had current notional amounts totaling $700.0 million, of which $388.9 million related to effective hedges.

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

9.	Commitments and Contingencies

Shareholder Lawsuits: Weiner Lawsuit and Consolidated Derivative Lawsuit

On November 6, 2017, United Healthcare issued a press release announcing expansion of its fitness benefits (“United Press Release”), and the market price of the Company's shares of common stock, par value $0.001 per share (“Common Stock”) dropped on that same day. The lawsuits filed in connection with the United Press Release are described below.

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (“Weiner Lawsuit”).  The Weiner Lawsuit names as defendants the Company, the Company's former chief executive officer, chief financial officer, and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  On April 3, 2018, the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on January 29, 2020, the Court entered an order certifying the class of stockholders who purchased Company Common Stock between March 6, 2017 and November 6, 2017.  On April 23, 2021, the parties reached a settlement in principle of the Weiner Lawsuit pursuant to which defendants’ insurers will pay the entire settlement amount in exchange for a release of claims. The settlement is subject to the execution of a definitive settlement agreement and court approval, neither of which can be assured.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the United States District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  After the parties entered into a Memorandum of Understanding (“MOU”) to resolve the Consolidated Derivative Lawsuit, the case was remanded to the District Court. The parties filed a joint stipulation of settlement based on the terms set forth in the MOU and plaintiffs filed a motion to approve settlement on October 12, 2020. The Court granted final approval to the settlement on February 19, 2021.

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (the "Strougo Lawsuit"). On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. Plaintiff filed its amended complaint on November 13, 2020. The amended complaint is on behalf of a putative class of stockholders who purchased Company Common Stock between March 8, 2019 and February 19, 2020 and names as defendants the Company, the Company's chief financial officer, and former chief operating officer. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of and accounting for the Nutrisystem business that the Company acquired on March 8, 2019.  The Company filed a motion to dismiss the amended complaint on December 4, 2020, which motion remains pending.

On April 9, 2020, John Cobb, claiming to be a stockholder of the Company, filed a derivative complaint in the United States District Court for the Middle District of Tennessee naming the Company as a nominal defendant and certain current and former directors and officers as defendants (the “Cobb Lawsuit”). The complaint asserts claims for breach of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, largely tracking the factual allegations in the Strougo Lawsuit. The plaintiff seeks monetary damages on behalf of the Company, restitution, and certain corporate governance and internal procedural reforms. On June 9, 2020, the United States Magistrate Judge approved the parties’ stipulation to stay the case pending the resolution of defendants’ motion to dismiss in the Strougo Lawsuit.

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

Trademark Lawsuit: Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two subsidiaries of the Company: Nutrisystem, Inc. and Nutri/System IPHC, Inc. In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint.  The case is currently set for trial on October 29, 2021.  In connection with the sale of Nutrisystem, the Company agreed to indemnify Kainos for losses arising out of this matter and retained the right to control the defense thereof.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against this complaint.

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
10.	Fair Value Measurements

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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

(In thousands)	Level 2
	March 31, 2021	December 31, 2020
Derivatives designated as effective hedging instruments
Liabilities:
Interest rate swap agreements	$16,919	$20,377

Non-designated derivatives
Liabilities:
Interest rate swap agreements	$13,497	$16,260

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

We also measure on a non-recurring basis our cost method investments that do not have readily determinable fair values. We have elected the measurement alternative to measure such investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. We own 159,309 shares of common stock of Sharecare, Inc. (“Sharecare”) that we acquired in connection with the sale of our total population health services business to Sharecare in July 2016 and report at their carrying value of $10.8 million in “Other assets” on the consolidated balance sheets. On February 12, 2021, Sharecare announced that it had entered into a merger agreement with Falcon Capital Acquisition Corp. (“FCAC”) and FCAC Merger Sub, Inc. (“Merger Sub”) pursuant to which Sharecare would merge with and into Merger Sub with Sharecare surviving as a wholly owned subsidiary of FCAC (the “Sharecare Transaction”), as further described in the Current Report on Form 8-K filed by FCAC on February 12, 2021 and other filings made by FCAC with the Securities and Exchange Commission, including the Registration Statement on Form S-4 filed on February 16, 2021, as amended by Amendment No. 1 to the Registration Statement on Form S-4 filed on April 8, 2021, none of which shall constitute a part of this report or be incorporated by reference into this report.  The Sharecare Transaction is subject to customary closing conditions, including the approval of Sharecare’s and FCAC’s shareholders, and may or may not be consummated. The value of any consideration that we may receive as a shareholder of Sharecare in connection with the Sharecare Transaction is speculative, and any equity consideration we may receive in connection with the Sharecare Transaction will be subject to restrictions on resale.

 Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at March 31, 2021 was as follows:

Cash and cash equivalents – The carrying amount of $52.4 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes term loan facilities and a revolving credit facility (see Note 8), is determined based on the fair value hierarchy as discussed above.

The Term Loans are actively traded and therefore are classified as Level 1 valuations. The estimated fair value is based on an average of quotes as of March 31, 2021 from dealers who stand ready and willing to transact at those prices. We use a mid-market pricing convention (i.e., the mid-point of average bid and ask prices) to individually value Term Loan A and Term Loan B. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments.  The estimated fair value and carrying amount of outstanding borrowings under the Term Loans (excluding original issue discount and deferred loan costs) at March 31, 2021 were $432.6 million and $432.7 million, respectively.  There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2021.
11.	Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk and Non-Designated Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at March 31, 2021, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

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

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread (see Note 8). Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt. As a result, we concluded that five of our eight interest rate swaps no longer qualified for hedge accounting treatment. Accordingly, in the fourth quarter of 2020 we de-designated these five derivatives (“de-designated swaps”) and accelerated the reclassification of deferred gains and losses in accumulated OCI to earnings from discontinued operations as a result of the hedged forecasted transactions becoming probable not to occur.

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

At March 31, 2021, our interest rate swap agreements designated as effective cash flow hedges had current notional amounts totaling $388.9 million, and our de-designated interest rate swap agreements had current notional amounts totaling $311.1 million.

We record all derivatives at estimated fair value in the consolidated balance sheet. Gains and losses on derivatives designated as effective cash flow hedges are recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to cash flow hedge derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt. As of March 31, 2021, we expect to reclassify $8.5 million from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt. Gains and losses on derivatives de-designated as effective cash flow hedges are recorded in the consolidated statement of operations as other (income) expense, net.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at March 31, 2021 and December 31, 2020 were as follows:

(In thousands)	March 31, 2021	December 31, 2020
Liabilities:
Derivatives designated as effective hedging instruments:
Current portion of long-term liabilities	$7,895	$8,205
Other long-term liabilities	9,024	12,172
	$16,919	$20,377

Non-designated derivatives:
Current portion of long-term liabilities	$6,300	$6,548
Other long-term liabilities	7,197	9,712
	$13,497	$16,260

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of March 31, 2021 and 2020:

(In thousands)	For the Three Months Ended
	March 31, 2021	March 31, 2020
Derivatives designated as effective hedging instruments:
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$(1,412)	$27,752
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(2,046)	(1,121)

Non-designated derivatives:
Previously deferred loss on interest rate swap agreements reclassified from accumulated OCI to interest expense, gross of tax effect	$(304)	$—
Total other comprehensive (income) loss, gross of tax	$(3,762)	$26,631

The following table presents the impact that non-designated derivatives had on our consolidated statement of operations for the three months ended March 31, 2021:

(In thousands)	Statement of Operations Classification	Three Months Ended March 31, 2021
Interest rate swap agreements:
Net gain related to ineffective portion of derivatives, gross of tax effect	Other (income) expense, net	$(1,130)
Previously deferred loss related to de-designated swaps reclassified from accumulated OCI, gross of tax effect	Interest expense	304
		$(826)

12.Earnings (Loss) Per Share

Following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

(In thousands except per share data)	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations - numerator for earnings (loss) per share	$19,944	$8,275
Net income (loss) from discontinued operations - numerator for earnings (loss) per share	(808)	(206,381)
Net income (loss)	$19,136	$(198,106)

Denominator:
Shares used for basic income (loss) per share	49,222	48,613
Effect of dilutive stock options and stock units outstanding:
Non-qualified stock options	62	44
Restricted stock units	844	165
Performance-based stock units	61	33
Market stock units	151	—
Shares used for diluted income (loss) per share	50,340	48,855

Earnings (loss) per share - basic:
Continuing operations	$0.41	$0.17
Discontinued operations	$(0.02)	$(4.25)
Net income (loss)	$0.39	$(4.08)

Earnings (loss) per share - diluted:
Continuing operations	$0.40	$0.17
Discontinued operations	$(0.02)	$(4.22)
Net income (loss)	$0.38	$(4.05)

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	268	118
Restricted stock units	9	98
Restricted stock awards	—	38

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share as the performance criteria had not been met as of the end of the applicable reporting period.

13. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the three months ended March 31, 2021 and 2020:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2021	$(17,389)
Other comprehensive income (loss) before reclassifications, net of tax of $360	1,052
Amounts reclassified from accumulated OCI, net of tax of $600	1,750
Accumulated OCI, net of tax, as of March 31, 2021	$(14,587)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $7,088	(20,664)
Amounts reclassified from accumulated OCI, net of tax of $286	835
Accumulated OCI, net of tax, as of March 31, 2020	$(31,920)

The following table presents details about reclassifications out of accumulated OCI for the three months ended March 31, 2021 and 2020:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020	Statement of Operations Classification
Interest rate swaps	$2,350	$1,121	Interest expense
	(600)	(286)	Income tax expense
Total amounts reclassified from accumulated OCI	$1,750	$835	Net of tax

See Note 11 for a further discussion of our interest rate swaps.

14. Subsequent Events

As discussed in Note 9, on April 23, 2021, we reached a settlement in principle related to the Weiner Lawsuit pursuant to which our insurers will pay the entire settlement amount in exchange for a release of claims.  Accordingly, we have recorded a current liability (in “Accrued liabilities”) and corresponding current asset (in “Other current assets”) at March 31, 2021 equal to the amount of the settlement.

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

COVID-19

In January 2020, the Secretary of the U.S. Department of Health and Human Services declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19.”  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic.  By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on our results of operations for the first quarter of 2020 and beyond because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location.  Some locations began reopening in May 2020 and additional locations reopened in June and throughout the remainder of 2020.  As of March 31, 2021, a significant majority of our fitness partner locations were open.  SilverSneakers in-person visits totaled 11.2 million for the first quarter of 2021, compared to 25.3 million and 9.3 million for the first and fourth quarters of 2020, respectively.  In addition, while the number of active subscribers for Prime Fitness declined from April through December 2020, it increased slightly during the first quarter of 2021 and we expect it to stabilize for the rest of 2021.

As fitness locations closed as a result of the pandemic, we quickly adapted to the changing needs of our members and clients by launching a new and dynamic suite of virtual offerings, which we will continue to offer.  Virtual visits grew significantly, from 12,000 for the first quarter of 2020 to 1.2 million for the first quarter of 2021.  We believe these digital offerings not only allow our currently homebound members to stay active and connected with the help of SilverSneakers but that they will also be a critical contributor to our new digitally-enabled member engagement platform going forward.

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our four programs, SilverSneakers, Prime Fitness, WholeHealth Living, and Wisely WellTM, we are focused on becoming the modern destination for healthy living, especially for seniors and older adults.

We offer SilverSneakers to members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass approximately 16,000 partner locations and nearly 1,000 alternative locations that provide classes outside of traditional fitness centers. We also offer virtual fitness experiences, including live instructor-led classes.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with over 17,000 complementary, alternative, and physical medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.  Finally, through our Wisely Well brand, we offer meals designed to support individuals and caregivers who are seeking meal convenience as well as those recovering after a hospitalization or living with chronic conditions.

Effective as of December 9, 2020, we completed the sale of Nutrisystem to Kainos pursuant to terms of the Purchase Agreement.  At the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Nutrisystem, Inc. and its subsidiaries were acquired by, and became wholly owned subsidiaries of, Kainos.  Pursuant to the terms of the Purchase Agreement, Kainos paid to the Company an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $559 million, which amount is subject to a customary working capital adjustment post-Closing.  We used the significant majority of the net proceeds from the divestiture to pay down $519 million of principal on the term loans under our Credit

Agreement.  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements.

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

•	the ability of our health plan customers to maintain the number of covered lives enrolled in those health plans during the terms of our agreements;

•	our ability to add and/or retain active subscribers in our Prime Fitness program;

•	the impact of any changes in tax rates, enactment of new tax laws, revisions of tax regulations, or any claims or litigation with taxing authorities;

•	the impact of a reduction in Medicare Advantage health plan reimbursement rates or changes in plan design;

•	the impact of any new or proposed legislation, regulations and interpretations relating to Medicare, Medicare Advantage, Medicare Supplement and privacy and security laws;

•	the impact of healthcare reform on our business;

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

Business Strategy

Our strategy is to become the modern destination for healthy living.  We will expand beyond fitness by establishing an engagement platform that enables personalized member interaction with all of our offerings, and we will partner with other payors and service providers to aggregate services to members under the SilverSneakers umbrella.  We plan to accelerate growth in our core SilverSneakers and Prime Fitness businesses by expanding and strengthening our fitness partner network, continuing to grow and scale our new virtual offerings, and expanding our popular community-based offerings. The continued development of our suite of digital offerings will enable a more tailored, interactive, and impactful experience across a variety of areas, including fitness, social connection, community involvement, volunteering, and enrichment.  In addition, we plan to accelerate growth in our WholeHealth Living offering through market share expansion and improved technology.

Critical Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”).  We prepare the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

We earn revenue from continuing operations primarily from three programs: SilverSneakers senior fitness, Prime Fitness and WholeHealth Living.  We provide the SilverSneakers senior fitness program to members of Medicare Advantage, Medicare Supplement, and group retiree plans through our contracts with those plans.  We offer Prime Fitness, a fitness facility access program, through contracts with commercial health plans, employers, and other sponsoring organizations that allow their members to individually purchase the program.  We sell our WholeHealth Living program primarily to health plans.

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month.  There was no material revenue recognized during the three months ended March 31, 2021 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three months ended March 31, 2021, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 74% of revenues from continuing operations, while revenue from our Prime Fitness and WholeHealth Living programs comprised approximately 21% and 5%, respectively, of revenues from continuing operations.

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

Following the divestiture of Nutrisystem, we have only one reportable segment and therefore no longer review and analyze revenues on a segment-level basis or adjusted EBITDA on a segment-level basis as KPIs. Instead, we review and analyze revenues from continuing operations and adjusted EBITDA from continuing operations.  We updated our definition of adjusted EBITDA during the first quarter of 2021 to exclude other (income)/expense related to de-designated swaps. We consider such (income)/expense to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding other (income)/expense provides increased transparency as to the operating costs of our current business performance. We did not revise the prior period’s Adjusted EBITDA amounts because there were no costs similar in nature to these items.

Additionally, beginning in the fourth quarter of 2020, we revised the definition of free cash flow such that it is reduced by settlement on derivatives not designated as hedges, a new item for 2020 that did not exist in prior periods. Settlement on derivatives not designated as hedges arose in 2020 due to the de-designation of certain interest rate swaps in the fourth quarter of 2020 in connection with the repayment of a portion of the principal on the term loans under our Credit Agreement, as further described in Note 11 of the notes to consolidated financial statements included in this report. We believe it is appropriate to exclude settlement on derivatives not designated as hedges from free cash flow because these payments are similar to interest payments (which are reflected in cash flow from operating activities) and they reduce our cash available to repay debt or make other investments.

(In $000s)	Three Months Ended March 31,
	2021	2020
Revenues from continuing operations	$108,085	$159,692
Adjusted EBITDA from continuing operations	41,194	30,242
Adjusted EBITDA as a percentage of revenues from continuing operations	38.1%	18.9%

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

•

Adjusted EBITDA is a non-GAAP measure and is defined by the Company as earnings before interest, taxes, depreciation and amortization, acquisition, integration, and project costs, CEO transition costs, restructuring charges, and other (income)/expense.  We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with our historical operating results as well as the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of the operational strength and performance of our business.  Because adjusted EBITDA may be defined differently by other companies in our industry, the financial measure presented herein may not be comparable to similarly titled measures of other companies.  A reconciliation of adjusted EBITDA to net income (the most comparable U.S. GAAP measure) is set forth below.

	Year Ended March 31,
(In thousands)	2021	2020
Income from continuing operations, GAAP basis	$19,944	$8,275
Income tax expense	7,620	3,136
Interest expense	10,756	11,270
Depreciation expense	2,683	2,030
EBITDA from continuing operations, non-GAAP basis (1)	$41,003	$24,711
Acquisition, integration, project and CEO transition costs (2)	1,321	5,049
Restructuring charges (3)	—	482
Other (income)/expense (4)	(1,130)	—
Adjusted EBITDA from continuing operations, non-GAAP basis (5)	$41,194	$30,242

(1)

EBITDA from continuing operations is a non-GAAP financial measure.  We believe it is useful to investors to provide disclosures of our operating results and guidance on the same basis as that used by management.  You should not consider EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.

(2)

Acquisition, integration, project, and CEO transition costs consist of pre-tax charges of $1,321 and $5,049 for the three months ended March 31, 2021 and 2020, respectively, primarily incurred in connection with the acquisition and integration of Nutrisystem and with the termination of our former CEO in February 2020 and the hiring of our new CEO in June 2020.

(3)

Restructuring charges consist of pre-tax charges of $482 for the three months ended March 31, 2020, primarily related to a restructuring of corporate support infrastructure and of executive leadership.

(4)

Other (income)/expense consists of pre-tax income of $1,130 related to certain interest rate swap agreements that no longer qualify for hedge accounting treatment (“de-designated swaps”) and require changes in fair value to be recognized each period in current earnings, as further described in Note 11 of the notes to consolidated financial statements included in this report.

(5)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure.  We exclude acquisition, integration, project, and CEO transition costs, restructuring charges, and other (income)/expense from this measure because of its comparability to our historical operating results.  We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider Adjusted EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.  Additionally, because Adjusted EBITDA from continuing operations may be defined differently by other companies in the Company’s industry, the non-GAAP financial measure presented here may not be comparable to similarly titled measures of other companies.

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

(In thousands)	Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$22,618	$47,023
Acquisition of property and equipment	(1,561)	(4,875)
Settlement on derivatives not designated as hedges	(1,633)	—
Free cash flow	$19,424	$42,148

Outlook

Although there is significant uncertainty relating to the potential impacts of the COVID-19 pandemic on our business going forward, including the duration of the outbreak, the timing and duration of any operational restrictions applicable to our fitness partner locations, the impact on member participation in our SilverSneakers programs, our ability to continue to attract subscribers for our Prime Fitness program, and the ultimate medium- and long-term impact of the pandemic on the global economy, we expect our results from continuing operations for the short term to continue to be adversely impacted by COVID-19.

Executive Overview of Results

The key financial results for the three months ended March 31, 2021 are:

•	Revenues from continuing operations of $108.1 million compared to $159.7 million for the three months ended March 31, 2020; and

•	Pre-tax income from continuing operations of $19.9 million compared to $8.3 million for the three months ended March 31, 2020. Pre-tax income for the three months ended March 31, 2021 includes:
o	$10.8 million of interest expense compared to $11.3 million for the same period in 2020;
o	$1.3 million of acquisition, integration, project, and CEO transition costs compared to $5.0 million for the same period in 2020;
o	$1.2 million of marketing expenses compared to $7.3 million for the same period in 2020; and
o	$0.0 million of restructuring and related charges compared to $0.5 million for the same period in 2020.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three months ended March 31, 2021 and 2020 expressed as a percentage of revenues from continuing operations.

	Three Months Ended March 31,
	2021	2020
Revenues	100.0%	100.0%
Cost of revenue (exclusive of depreciation included below)	53.0%	72.1%
Marketing expenses	1.1%	4.6%
Selling, general and administrative expenses	9.0%	7.5%
Depreciation expense	2.5%	1.3%
Restructuring and related charges	0.0%	0.3%
Operating income (1)	34.4%	14.2%

Interest expense	10.0%	7.1%
Other (income) expense, net	(1.0)%	0.0%
Total non-operating expense, net (1)	8.9%	7.1%
Income before income taxes (1)	25.5%	7.1%

Income tax expense	7.1%	2.0%
Income from continuing operations (1)	18.5%	5.2%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations were $108.1 million for the three months ended March 31, 2021 compared to $159.7 million for the same period in 2020, a decrease of $51.6 million, primarily as a result of a net decrease in SilverSneakers revenue of $41.8 million driven by a decrease in revenue-generating visits beginning in March 2020 due to the COVID-19 pandemic.  As a result, revenues from PMPM fees represented 53% of SilverSneakers revenue for the three months ended March 31, 2021, compared to 36% for the same period in 2020.  In addition, revenue from Prime Fitness decreased by $10.2 million due to a decrease in active subscribers for the three months ended March 31, 2021 compared to the same period in 2020.

Cost of Revenue

Cost of revenue from continuing operations (excluding depreciation) as a percentage of revenues decreased from the three months ended March 31, 2020 (72.1%) to the three months ended March 31, 2021 (53.0%), primarily due to a higher mix of revenues from PMPM fees in the first quarter of 2021, as noted above, coupled with a decrease in visit costs due to a decline in participation levels (compared to such levels prior to the COVID-19 pandemic).

Marketing Expenses

Marketing expenses from continuing operations as a percentage of revenues decreased from the three months ended March 31, 2020 (4.6%), to the three months ended March 31, 2021 (1.1%), primarily due to decreased spending in the first quarter of 2021 on SilverSneakers television advertising, due in part to the COVID-19 pandemic as well as a shift in our media mix towards more targeted digital marketing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues increased from the three months ended March 31, 2020 (7.5%) to the three months ended March 31, 2021 (9.0%) primarily due to (i) the fixed nature of certain costs that cannot be reduced proportionately with reductions in revenue, and (ii) an increase in share-based compensation expense due to (a) the timing and design of annual long-term incentive awards, and (b) grants of long-term incentive awards in May 2020 and August 2020 to the Company’s Board of Directors, executive officers, and certain other employees, all of whose cash compensation was reduced for a significant portion of 2020 in order to preserve liquidity and manage cash flow in response to the COVID-19 pandemic, with the value of such grants being equal as closely as reasonably possible to the amount of the cash compensation reduction.  These increases were partially offset by decreases in (i) transition, acquisition, and integration costs, and (ii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020.

Restructuring and Related Charges

During the first quarter of 2019, we began a reorganization primarily related to integrating the Nutrisystem business and streamlining our corporate and operations support (the "2019 Restructuring Plan"). The 2019 Restructuring Plan concluded during the first quarter of 2020.  For the three months ended March 31, 2020, we incurred restructuring charges from continuing operations of $0.5 million related to the 2019 Restructuring Plan.  To date, we have incurred restructuring charges from continuing operations of $2.4 million related to the 2019 Restructuring Plan. These expenses consist entirely of severance and other employee-related costs.

Depreciation Expense

Depreciation expense from continuing operations increased $0.7 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in the amount of depreciable computer software.

Interest Expense

Interest expense from continuing operations did not change materially from the three months ended March 31, 2020 to the three months ended March 31, 2021.

Other (Income) Expense, Net

Other (income) expense, net increased $1.1 million for the three months ended March 31, 2021 compared to the same period in 2020 due to mark-to-market adjustments on certain interest rate swap agreements that, effective in the fourth quarter of 2020, no longer qualify for hedge accounting treatment (“de-designated swaps”).  Changes in fair value of the de-designated swaps are required to be recognized each period in current earnings.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense from continuing operations.

Liquidity and Capital Resources

Overview

As of March 31, 2021, outstanding debt under the Credit Agreement was $405.2 million, which represented $432.7 million of principal on the Term Loans less deferred loan costs and original issue discount, and we had $52.4 million of cash and cash equivalents.

As of March 31, 2021, we had working capital of $32.8 million.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2021 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from, any one or series of such transactions.  As of March 31, 2021, availability under the Revolving Credit Facility totaled $124.5 million as calculated under the most restrictive covenant.

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

We are permitted to make voluntary prepayments of borrowings under the Term Loans at any time without penalty.  From March 8, 2019 through March 31, 2021, we made voluntary prepayments of $228.3 million on the Term Loans, which prepaid all scheduled quarterly Term Loan A installments due through September 30, 2022 and all scheduled quarterly Term Loan B installments due through June 30, 2023, excluding any Excess Cash Flow

Payments that may be required, as described below.  In addition, in December 2020 we used the significant majority of the net proceeds from the divestiture of Nutrisystem to pay $519.0 million of principal on the Term Loans, which was applied to the amount due and payable at maturity.

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

The Credit Agreement contains a financial covenant that requires us to maintain maximum ratios or levels of consolidated total net debt to consolidated adjusted EBITDA, calculated as provided in the Credit Agreement (the “Net Leverage Ratio”), of 5.25:1.00 for all test dates occurring on or after December 31, 2020 but prior to December 31, 2021 and 4.75:1.00 for all test dates occurring on or after December 31, 2021. As of March 31, 2021, we were in compliance with all of the covenant requirements of the Credit Agreement, and our Net Leverage Ratio was equal to 2.11.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the outstanding principal on the term loans under our Credit Agreement and the average monthly total participation levels of our members at our fitness partner locations, we currently believe we will be in compliance with the Net Leverage Ratio covenant over the next 12 months.  We will continue to monitor our projected ability to comply with all covenants under the Credit Agreement, including the Net Leverage Ratio.

Cash Flows Provided by Operating Activities

Operating activities during the three months ended March 31, 2021 provided cash of $22.6 million compared to $47.0 million during the three months ended March 31, 2020. The decrease is primarily due to (i) reduced cash flows from operating activities from Nutrisystem, which we sold in December 2020, and (ii) reduced cash collections on accounts receivable.  These decreases were partially offset by lower interest payments and the receipt of tax refunds in the first quarter of 2021.

Cash Flows Used in Investing Activities

Investing activities during the three months ended March 31, 2021 used $3.2 million in cash, compared to $4.9 million during the three months ended March 31, 2020.  This change is primarily due to a decrease in capital expenditures, partially offset by settlement payments on non-designated derivatives.

Cash Flows Provided by Financing Activities

Financing activities during the three months ended March 31, 2021 used $67.4 million of cash, compared to cash provided of $38.4 million during the three months ended March 31, 2020.  This decrease is primarily due to voluntary prepayments under the Credit Agreement of $63.6 million during the first quarter of 2021, compared to net borrowings of $37.3 million for the same period in 2020.

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

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, two-month, three-month or six-month LIBOR (or, with the approval of all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than zero, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The LIBOR margin for Term Loan A loans is 4.25%, the LIBOR margin for Term Loan B loans is 5.25%, and the LIBOR margin for revolving loans varies between 3.75% and 4.25%, depending on our total Net Leverage Ratio. The Base Rate margin for Term Loan A loans is 3.25%, the Base Rate margin for Term Loan B loans is 4.25%, and the Base Rate margin for revolving loans varies between 2.75% and 3.25%, depending on our total Net Leverage Ratio.  Effective May 31, 2019, we maintain eight amortizing interest rate swap agreements with current notional amounts totaling $700.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2% plus a spread.  All of these interest rate swap agreements were designated as cash flow hedges from their inception through October 18, 2020.  Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt.  As a result, we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we discontinued the related hedging designation (“de-designated swaps”).

For the three months ended March 31, 2021, we estimate that a 100-basis point increase in LIBOR would have increased our net cash flows by $0.6 million, which reflects decreased payments on our interest rate swaps (for which we pay a fixed interest rate of approximately 2.2% and receive a variable interest rate based on LIBOR), partially offset by higher payments on variable rate debt outstanding under the Credit Agreement.  The Credit Agreement and each of the interest rate swap agreements contain a zero percent “floor” with respect to LIBOR (i.e., if the LIBOR rate is negative it will be deemed to be zero).  Therefore, a 100-basis point decrease in LIBOR would not have had a material impact on our net cash flows for the first quarter of 2021 since the actual LIBOR rate under these agreements during the quarter ranged between 0.10% and 0.15%.  We estimate that a 100-basis point decrease in LIBOR would have decreased our net cash flows by $0.1 million for the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2021.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 9 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

In addition to the risks and uncertainties described below and other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K, the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the 2020 Form 10-K and in this report do not describe all risks applicable to us and are intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. In addition to our risk factors previously disclosed in our 2020 Form 10-K, our risk factors also include the following additional risk factor.

Legislative, regulatory, and legal developments involving taxes could adversely affect our business and results of operations.

We are subject to U.S. federal and state income, payroll, property, sales and use, and other types of taxes in numerous jurisdictions. Significant judgment is required in determining our provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes. For example, on March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% and to impose a new alternative minimum tax on book income as part of a package of tax reforms to help fund the spending proposals in the plan. If these proposals are ultimately enacted, they could materially impact our tax provision, cash tax liability, and effective tax rate.

Item 6. Exhibits

(a)	Exhibits

10.1	Offer of Employment Letter between the Company and Thomas Lewis dated as of October 4, 2018*

10.2	Amendment No.1 to Offer of Employment Letter between the Company and Thomas Lewis dated as of April 1, 2019*

10.3	Amendment No. 2 to Offer of Employment Letter between the Company and Thomas Lewis dated as of October 30, 2020*

10.4	Amended and Restated Offer of Employment Letter between the Company and Raymond Bilbao dated as of October 30, 2020*

10.5	Change of Control Agreement between the Company and Raymond Bilbao dated as of July 3, 2018*

10.6	Form of Restricted Stock Unit Award Agreement (for Executive Officers) for May 11, 2020 under the Company’s Second Amended and Restated 2014 Stock Incentive Plan*

10.7	Form of Restricted Stock Unit Award Agreement (for Directors) for May 11, 2020 under the Company’s Second Amended and Restated 2014 Stock Incentive Plan*

10.8	Form of Restricted Stock Unit Award Agreement (for Richard Ashworth) for July 1, 2020 under the Company’s Second Amended and Restated 2014 Stock Incentive Plan*

10.9	Form of Restricted Stock Unit Award Agreement (for Executive Officers) for August 24, 2020 under the Company’s Second Amended and Restated 2014 Stock Incentive Plan*

10.10	Form of Restricted Stock Unit Award Agreement (for Directors) for August 24, 2020 under the Company’s Second Amended and Restated 2014 Stock Incentive Plan*

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Richard Ashworth, Chief Executive Officer*

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer*

32

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Richard Ashworth, Chief Executive Officer, and Adam Holland, Chief Financial Officer*

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101 hereto)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	May 7, 2021	By	/s/ Adam C. Holland

Chief Financial Officer
(Principal Financial Officer)