Form 10-Q
period 2021-06-30
TIVITY HEALTH, INC.
filed 2021-08-06
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 3, 2021, there were outstanding 49,642,307 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$24,226	$100,385
Accounts receivable, net	53,140	25,981
Prepaid expenses	7,652	5,556
Income taxes receivable	7,460	10,996
Other current assets	16,423	11,336
Total current assets	108,901	154,254

Property and equipment, net of accumulated depreciation of $43,297 and $38,188 respectively	20,010	20,959
Right-of-use assets	14,436	18,139
Long-term deferred tax asset	917	3,601
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Other assets	15,755	18,301
Total assets	$523,748	$578,983

Current liabilities:
Accounts payable	$18,982	$19,741
Accrued salaries and benefits	5,657	8,949
Accrued liabilities	31,051	18,424
Deferred revenue	3,937	4,460
Current portion of long-term debt	4,000	7,456
Current portion of lease liabilities	8,121	8,052
Current portion of other long-term liabilities	13,724	14,753
Total current liabilities	85,472	81,835

Long-term debt	381,598	459,250
Long-term lease liabilities	7,401	11,494
Other long-term liabilities	14,490	22,748

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 49,641,314 and 48,983,735 shares outstanding, respectively	49	49
Additional paid-in capital	512,674	513,263
Accumulated deficit	(436,592)	(464,085)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(13,162)	(17,389)
Total stockholders' equity	34,787	3,656
Total liabilities and stockholders' equity	$523,748	$578,983

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$120,071	$81,923	$228,156	$241,615
Cost of revenue (exclusive of depreciation of $2,595, $2,240, $5,126 and $4,071, respectively included below)	68,639	33,804	125,924	148,952
Marketing expense	1,396	765	2,627	8,064
Selling, general and administrative expenses	9,652	8,905	19,349	20,957
Depreciation expense	2,740	2,410	5,423	4,440
Restructuring and related charges	—	827	—	1,309
Operating income	37,644	35,212	74,833	57,893

Interest expense	9,400	11,253	20,156	22,523
Loss on extinguishment and modification of debt	19,027	—	19,027	—
Other expense (income), net	259	—	(872)	—
Total non-operating expense, net	28,686	11,253	38,311	22,523
Income before income taxes	8,958	23,959	36,522	35,370

Income tax expense	187	6,757	7,806	9,893
Income from continuing operations	$8,771	$17,202	$28,716	$25,477

Income (loss) from discontinued operations, net of income tax benefit of $142, $650, $419 and $18,931, respectively	(414)	11,309	(1,223)	(195,072)
Net income (loss)	$8,357	$28,511	$27,493	$(169,595)

Earnings (loss) per share - basic:
Continuing operations	$0.18	$0.35	$0.58	$0.52
Discontinued operations	$(0.01)	$0.23	$(0.02)	$(4.01)
Net income (loss) (1)	$0.17	$0.59	$0.56	$(3.49)

Earnings (loss) per share - diluted:
Continuing operations	$0.17	$0.35	$0.57	$0.52
Discontinued operations	$(0.01)	$0.23	$(0.02)	$(4.00)
Net income (loss) (1)	$0.17	$0.58	$0.55	$(3.47)

Comprehensive income (loss)	$9,782	$27,366	$31,720	$(190,569)

Weighted average common shares and equivalents:
Basic	49,470	48,711	49,361	48,662
Diluted	50,457	48,794	50,413	48,825

(1)	Figures may not add due to rounding.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$8,357	$28,511	$27,493	$(169,595)

Net change in fair value of effective portion of interest rate swaps designated as cash flow hedges, net of tax (expense) benefit of ($451), $393, ($1,334), and $7,195, respectively	1,317	(1,145)	3,892	(20,974)
Reclassification adjustment for previously deferred loss from interest rate swaps included in "Interest expense," net of tax of $37, $0, $115, and $0, respectively	108	—	335	—
Total other comprehensive income (loss), net of tax	$1,425	$(1,145)	$4,227	$(20,974)
Comprehensive income (loss)	$9,782	$27,366	$31,720	$(190,569)

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, April 1, 2020	$—	$48	$503,049	$(438,581)	$(28,182)	$(31,920)	$4,414
Comprehensive income (loss)	—	—	—	28,511	—	(1,145)	27,366
Tax withholding for share-based compensation	—	—	(154)	—	—	—	(154)
Share-based employee compensation expense	—	—	2,865	—	—	—	2,865
Other	—	—	—	20	—	—	20
Balance, June 30, 2020	$—	$48	$505,760	$(410,050)	$(28,182)	$(33,065)	$34,511

Balance, January 1, 2020	$—	$48	$504,419	$(240,494)	$(28,182)	$(12,091)	$223,700
Comprehensive income (loss)	—	—	—	(169,595)	—	(20,974)	(190,569)
Exercise and vesting of share-based compensation awards	—	—	601	—	—	—	601
Tax withholding for share-based compensation	—	—	(2,949)	—	—	—	(2,949)
Share-based employee compensation expense	—	—	3,689	—	—	—	3,689
Other	—	—	—	39	—	—	39
Balance, June 30, 2020	$—	$48	$505,760	$(410,050)	$(28,182)	$(33,065)	$34,511

Balance, April 1, 2021	$—	$49	$513,923	$(444,949)	$(28,182)	$(14,587)	$26,254
Comprehensive income	—	—	—	8,357	—	1,425	9,782
Exercise and vesting of share-based compensation awards	—	—	194	—	—	—	194
Tax withholding for share-based compensation	—	—	(4,311)	—	—	—	(4,311)
Share-based employee compensation expense	—	—	2,868	—	—	—	2,868
Balance, June 30, 2021	$—	$49	$512,674	$(436,592)	$(28,182)	$(13,162)	$34,787

Balance, January 1, 2021	$—	$49	$513,263	$(464,085)	$(28,182)	$(17,389)	$3,656
Comprehensive income	—	—	—	27,493	—	4,227	31,720
Exercise and vesting of share-based compensation awards	—	—	358	—	—	—	358
Tax withholding for share-based compensation	—	—	(6,813)	—	—	—	(6,813)
Share-based employee compensation expense	—	—	5,866	—	—	—	5,866
Balance, June 30, 2021	$—	$49	$512,674	$(436,592)	$(28,182)	$(13,162)	$34,787

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Income from continuing operations	$28,716	$25,477
Loss from discontinued operations	(1,223)	(195,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	18,237	—
Depreciation and amortization	5,423	27,682
Amortization and write-off of deferred loan costs	1,993	2,315
Amortization and write-off of debt discount	1,735	2,049
Share-based employee compensation expense	5,866	3,689
Unrealized gain on derivatives	(872)	—
Impairment of goodwill and intangible assets of discontinued operation	—	199,500
Deferred income taxes	1,234	(16,447)
(Increase) decrease in accounts receivable, net	(27,159)	61,257
Decrease in income taxes receivable	3,536	—
Decrease in inventory	—	14,319
(Increase) decrease in other current assets	(10,309)	1,363
(Decrease) increase in accounts payable	(1,882)	9,411
Decrease in accrued salaries and benefits	(3,292)	(2,532)
Increase (decrease) in other current liabilities	13,005	(5,925)
Other	1,422	3,857
Net cash flows provided by operating activities	$36,430	$130,943

Cash flows from investing activities:
Acquisition of property and equipment	$(4,039)	$(10,362)
Proceeds from sale of business, net of cash transferred	2,747	—
Settlement on derivatives not designated as hedges	(3,301)	—
Net cash flows used in investing activities	$(4,593)	$(10,362)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$398,000	$196,525
Payments of long-term debt	(496,275)	(236,375)
Deferred loan costs	(3,953)	—
Payments related to tax withholding for share-based compensation	(6,813)	(2,949)
Exercise of stock options	358	601
Change in cash overdraft and other	687	(20,595)
Net cash flows used in financing activities	$(107,996)	$(62,793)

Net (decrease) increase in cash and cash equivalents	$(76,159)	$57,788

Cash and cash equivalents, beginning of period	$100,385	$2,486

Cash and cash equivalents, end of period	$24,226	$60,274

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

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  As of June 30, 2021, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

3.	Discontinued Operations

On October 18, 2020, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with Kainos NS Holdings LP (“Parent”) and KNS Acquisition Corp., an indirect wholly owned subsidiary of Parent (“Purchaser,” and collectively with Parent, “Kainos”) to sell to Kainos all of the issued and outstanding capital stock of Nutrisystem, a wholly owned subsidiary of the Company.

Effective as of December 9, 2020, we completed the sale of Nutrisystem to Kainos for an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $558.9 million, which amount was subject to a customary working capital adjustment post-closing.  Such working capital adjustment was finalized in the second quarter of 2021 and resulted in additional proceeds of $2.7 million. Additionally, we incurred $11.2 million of transaction costs in 2020 directly related to the disposition of Nutrisystem, resulting in net proceeds, after post-closing adjustment, of $550.4 million.

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

The following table presents financial results of the Nutrition business included in “income (loss) from discontinued operations" for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenues	$—	$180,675	$—	$358,638
Cost of revenues	—	84,437	—	168,445
Marketing expenses	—	50,340	—	130,113
Selling, general and administrative expenses (1)	460	14,566	1,546	30,523
Depreciation and amortization	—	10,509	—	23,242
Impairment loss	—	—	—	199,500
Restructuring and related charges	—	182	—	443
Interest expense (2)	—	9,982	—	20,375
Pretax (loss) income from discontinued operations	(460)	10,659	(1,546)	(214,003)
Loss on sale of Nutrition business (3)	(96)	—	(96)	—
Total pretax (loss) income from discontinued operations	(556)	10,659	(1,642)	(214,003)
Income tax benefit	(142)	(650)	(419)	(18,931)
(Loss) income from discontinued operations, net of income tax benefit	$(414)	$11,309	$(1,223)	$(195,072)

(1)	For the three and six months ended June 30, 2021, expenses from discontinued operations primarily relate to legal and other professional fees and separation costs.

(2)

The term loans under our Prior Credit Agreement (as defined in Note 8) originated with the purchase of Nutrisystem on March 8, 2019. Following the disposition of Nutrisystem, we repaid $519.0 million of principal on the term loans under the terms of our prior credit agreement. For the three and six months ended June 30, 2020, we allocated interest expense to discontinued operations based on the interest expense incurred during such periods related to $519.0 million of term loan debt, using our historical interest rates.

(3)	Represents additional loss recognized in the second quarter of 2021 upon final settlement of the post-closing working capital adjustment, as described above.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Impairment of goodwill and intangible assets	$—	$—	$—	$199,500
Depreciation and amortization	—	10,509	—	23,242
Capital expenditures on discontinued operations	—	2,132	—	3,814
Deferred income taxes (benefits)	(142)	(6,077)	(419)	(24,357)
Share-based compensation on discontinued operations	—	809	—	747

4.	Revenue Recognition

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

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. Deferred revenue was $3.9 million and $4.5 million at June 30, 2021 and December 31, 2020, respectively. Significant changes in the deferred revenue balance during the period are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2021	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$(3,747)	$(4,206)
Increases due to cash received from customers, excluding amounts recognized as revenue during the period	$3,333	$3,683

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  Due to the COVID-19 pandemic, the average monthly total participation levels of our members have fluctuated significantly since March 2020.  For the three months ended June 30, 2021, total SilverSneakers visits were significantly higher than the same period in 2020.  For the six months ended June 30, 2021, total SilverSneakers visits were not materially different from the same period in 2020. As a result, revenues from PMPM fees represented 47% and 88% of SilverSneakers revenue for the three months ended June 30, 2021 and 2020, respectively, and 50% and 51% of SilverSneakers revenue for the six months ended June 30, 2021 and 2020, respectively. We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At June 30, 2021 and December 31, 2020, $0.7 million and $0.8 million, respectively, of such costs were capitalized. During the three and six months ended June 30, 2021, amortization expense related to such capitalized costs was $0.2 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, amortization expense related to such capitalized costs was $0.1 million.

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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SilverSneakers	$90,742	$49,157	$170,568	$170,764
Prime Fitness	23,357	19,047	45,951	51,858
WholeHealth Living	5,712	4,747	11,348	9,796
Other (1)	260	8,972	289	9,197
	$120,071	$81,923	$228,156	$241,615

(1)

For the three and six months ended June 30, 2020, other revenue in the table above includes $6.8 million from a well-being program with a large employer as well as $2.1 million of revenue from home-delivered meals through our Wisely Well brand.

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

For the three and six months ended June 30, 2021, we recognized total share-based compensation costs of $2.9 million and $5.9 million, respectively. For the three and six months ended June 30, 2020, we recognized total share-based compensation costs from continuing operations of $2.1 million and $2.9 million, respectively. We account for forfeitures as they occur.

In March 2021, we granted annual long-term incentive awards to our employees consisting of (i) approximately 150,000 stock options with a weighted average exercise price of $26.29 per share and a weighted average grant date fair value of $13.21 per share, and (ii) approximately 83,000 restricted stock units with a weighted average grant date fair value of $23.90 per share.  These awards vest over or at the end of three years.

In May 2021, we granted annual long-term incentive awards to the independent members of our Board of Directors consisting of approximately 30,000 restricted stock units with a weighted average grant date fair value of $24.76 per share. These awards generally vest at the end of one year.

6.	Income Taxes

For the three and six months ended June 30, 2021, we had an effective income tax rate from continuing operations of 2.1% and 21.4%, respectively. For the three and six months ended June 30, 2020, we had an effective income tax rate from continuing operations of 28.2% and 28.0%, respectively. The lower effective income tax rate in 2021 is primarily due to recognized tax benefits from the vesting and exercise of share-based compensation awards that occurred during the second quarter of 2021.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2017 to present.

7.  Leases

We maintain lease agreements principally for our office spaces and certain equipment. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of two to 39 months, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

The following table shows the components of lease expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of leased assets	$156	$162	$314	$324
Interest of lease liabilities	12	22	26	47
Operating lease cost	1,897	1,960	3,812	3,919
Total lease cost before subleases	$2,065	$2,144	$4,152	$4,290
Sublease income	(1,344)	(1,363)	(2,688)	(2,764)
Total lease cost, net	$721	$781	$1,464	$1,526

Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(807)	$(842)	$(2,357)	$(2,210)
Operating cash flow attributable to finance leases	(12)	(22)	(26)	(47)
Financing cash flow attributable to finance leases	(159)	(155)	(316)	(306)

For the three and six months ended June 30, 2021 and 2020, there were no noncash transactions related to leases.

8.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Term Loan A	$—	$124,035
Term Loan B	400,000	372,240
	400,000	496,275
Less: deferred loan costs and original issue discount	(14,402)	(29,569)
Total debt	385,598	466,706
Less: current portion	(4,000)	(7,456)
Total long-term debt	$381,598	$459,250

Credit Facilities

On June 30, 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with a group of lenders, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent (“Morgan Stanley”), and Truist Bank, as revolving facility agent and swingline lender (“Truist”). The Credit Agreement replaced our prior Credit and Guaranty Agreement, dated March 8, 2019 (the “Prior Credit Agreement”), with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and Truist, as revolving facility agent and swingline lender. The Credit Agreement provides us with (i) a $400.0 million term loan B facility (the “Term Loan B”), (ii) a $100.0 million revolving credit facility that includes a $30.0 million sublimit for swingline loans and a $40.0 million sublimit for letters of credit (the “Revolving Credit Facility), and (iii) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $167.5 million or 100% of our Consolidated EBITDA (as defined in the Credit Agreement) for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements. As of June 30, 2021, outstanding debt under the Credit Agreement was $385.6 million, and availability under the revolving credit facility totaled $99.5 million as calculated under the most restrictive covenant.

Upon execution of the Credit Agreement, we recorded a loss on extinguishment of debt of $18.2 million, which related to the write-off of certain unamortized original issue discount and deferred loan costs associated with the Prior Credit Agreement. Additionally, we incurred third-party costs of $0.8 million related to the execution of the Credit Agreement and the transactions that are the subject thereof, which were recorded as loss on modification of debt.

We used the proceeds of the Term Loan B and cash on hand to repay all of the outstanding indebtedness under the Prior Credit Agreement, and to pay transaction costs and expenses. Proceeds of the Revolving Credit Facility also may be used for general corporate purposes of the Company and its subsidiaries.

We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.25% of the aggregate initial amount of such loans, payable on September 30, 2021 and on the last day of each succeeding quarter thereafter until maturity on June 30, 2028, at which time the entire outstanding principal balance of such loans is due and payable in full. We are required to repay in full any outstanding swingline loans and revolving loans, and to terminate or cash collateralize any outstanding letters of credit, under the Revolving Credit Facility on June 30, 2026.

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, three-month or six-month LIBOR (or, if available to all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than 0.00%, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The Base Rate may not be less than 1.00%. The LIBOR margin for Term Loan B loans is 4.25%, and the LIBOR margin for revolving loans varies between 4.25% and 3.75% depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The Base Rate margin for Term Loan B loans is 3.25%, and the Base Rate margin for revolving loans varies between 3.25% and 2.75%, depending on our First Lien Net Leverage Ratio. In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these interest rate swap agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. As further explained in Note 11, during the fourth quarter of 2020 we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we de-designated these derivatives. As of June 30, 2021, the eight interest rate swap agreements had current notional amounts totaling $700.0 million, of which $388.9 million related to effective hedges.

The Credit Agreement also provides for annual commitment fees ranging between 0.375% and 0.25% of the unused commitments under the Revolving Credit Facility, depending on our Total Net Leverage Ratio (as defined in the Credit Agreement), and annual letter of credit fees on the daily maximum amount available under outstanding letters of credit at the LIBOR margin for the Revolving Credit Facility.

Extensions of credit under the Credit Agreement are secured by guarantees from substantially all of the Company’s active material domestic subsidiaries and by security interests in substantially all of the Company’s and such subsidiaries’ assets, subject to certain specified exceptions.

With respect to the Revolving Credit Facility, the Credit Agreement contains a financial covenant that requires us to comply with a specified maximum First Lien Net Leverage Ratio if utilization of the Revolving Credit Facility exceeds a specified level as of the last day of any period of four consecutive fiscal quarters. The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type that, subject to certain exceptions, impose restrictions and limitations on the Company and certain of the Company’s subsidiaries with respect to, among other things, liens; indebtedness; changes in the nature of business; mergers and other fundamental changes;  sales and other dispositions of assets (including equity interests in subsidiaries); loans, advances, guarantees, acquisitions and other investments; restricted payments (including dividends, distributions, buybacks, redemptions and repurchases with respect to equity interests); change in fiscal year; prepayments, redemptions or acquisitions for value with respect to junior lien, subordinated or unsecured debt; changes in organizational documents and junior debt agreements; negative pledges; restrictions on subsidiary distributions; transfers of material assets to subsidiaries that are not guarantors; and transactions with affiliates.

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (“Weiner Lawsuit”).  The Weiner Lawsuit names as defendants the Company, the Company's former chief executive officer, chief financial officer, and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  On April 3, 2018, the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on January 29, 2020, the Court entered an order certifying the class of stockholders who purchased Company Common Stock between March 6, 2017 and November 6, 2017.  On April 23, 2021, the parties reached a settlement in principle of the Weiner Lawsuit pursuant to which defendants’ insurers will pay the entire settlement amount in exchange for a release of claims. On June 10, 2021, the parties filed a joint stipulation and agreement of settlement with the Court, and plaintiffs filed a motion for preliminary approval of the settlement.  On June 15, 2021, the Court issued an order preliminarily approving the settlement, and scheduled a settlement approval hearing for October 4, 2021. The settlement remains subject to final court approval, which is not assured.

On January 26, 2018 and August 24, 2018, individuals claiming to be stockholders of the Company filed shareholder derivative actions, on behalf of the Company, in the United States District Court for the Middle District of Tennessee, naming the Company as a nominal defendant and certain current and former executives and directors as defendants.  On October 15, 2018, the two complaints were consolidated (the “Consolidated Derivative Lawsuit”).  On May 15, 2019, a consolidated amended complaint was filed. The consolidated amended complaint asserts claims for violation of Section 10(b), 14(a), and 29(b) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek to recover damages on behalf of the Company, certain corporate governance and internal procedural reforms, and other equitable relief. On June 14, 2019, the defendants filed a Motion to Dismiss all claims and the plaintiffs filed their opposition to the Motion to Dismiss on July 17, 2019. On October 22, 2019, the Consolidated Derivative Lawsuit was dismissed with prejudice. On November 20, 2019, plaintiffs filed a notice of appeal with the United States Circuit Court for the Sixth Circuit.  After the parties entered into a Memorandum of Understanding (“MOU”) to resolve the Consolidated Derivative Lawsuit, the case was remanded to the District Court. The parties filed a joint stipulation of settlement based on the terms set forth in the MOU and plaintiffs filed a motion to approve settlement on October 12, 2020. The Court granted final approval to the settlement on February 19, 2021. The joint stipulation of settlement required the Company to implement certain corporate governance reforms and did not have a financial impact on the Company.

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (the "Strougo Lawsuit"). On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. Plaintiff filed its amended complaint on November 13, 2020. The amended complaint is on behalf of a putative class of stockholders who purchased Company Common Stock between March 8, 2019 and February 19, 2020 and names as defendants the Company, the Company's chief financial officer, and former chief operating officer. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of and accounting for the Nutrisystem business that the Company acquired on March 8, 2019.  The defendants filed a motion to dismiss the amended complaint on December 4, 2020.  On July 29, 2021, the Court issued an order denying the defendants’ motion to dismiss.

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

Trademark Lawsuit: Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two subsidiaries of the Company: Nutrisystem, Inc. and Nutri/System IPHC, Inc. In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint.  On July 23, 2021, the Court granted the defendant’s motion for summary judgment dismissing certain of plaintiff’s damages claims, namely any claim for royalty damages and claims related to profits based on reverse confusion.  The case is currently set for trial on October 19, 2021.  In connection with the sale of Nutrisystem, the Company agreed to indemnify Kainos for losses arising out of this matter and retained the right to control the defense thereof.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against this complaint.

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

Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

(In thousands)	Level 2
	June 30, 2021	December 31, 2020
Derivatives designated as effective hedging instruments
Liabilities:
Interest rate swap agreements	$15,151	$20,377

Non-designated derivatives
Liabilities:
Interest rate swap agreements	$12,087	$16,260

The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using internal models and third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain assets at fair value on a nonrecurring basis in the fourth quarter of each year, or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable, including the following:

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

We also measure on a non-recurring basis our cost method investments that do not have readily determinable fair values. We have elected the measurement alternative to measure such investments at cost less impairment, adjusted by observable price changes, with any fair value changes recognized in earnings. At June 30, 2021, we owned 159,309 shares of common stock of a predecessor (“Legacy Sharecare”) of Sharecare, Inc. (“Sharecare”) that we acquired in connection with the sale of our total population health services business to Legacy Sharecare in July 2016. We reported such shares at their carrying value of $10.8 million in “Other assets” on our consolidated balance sheets. On February 12, 2021, Legacy Sharecare announced that it had entered into a merger agreement with Falcon Capital Acquisition Corp. (“FCAC”) and FCAC Merger Sub, Inc. (“Merger Sub”) pursuant to which Legacy Sharecare would merge with and into Merger Sub with Sharecare surviving as a wholly owned subsidiary of FCAC (the “Sharecare Transaction”).  The Sharecare Transaction was consummated effective July 1, 2021.  See Note 14 for further information.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at June 30, 2021 was as follows:

Cash and cash equivalents – The carrying amount of $24.2 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a term loan facility and a revolving credit facility (see Note 8), is determined based on the fair value hierarchy as discussed above.

The Term Loan B is actively traded and therefore is classified as a Level 1 valuation. The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments. We entered into the Credit Agreement on June 30, 2021; as such, the fair value of outstanding borrowings under the Term

Loan B at June 30, 2021 was estimated to equal the carrying value (excluding original issue discount and deferred loan costs) of $400 million. There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2021.
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

Cash Flow Hedges of Interest Rate Risk and Non-Designated Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at June 30, 2021, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

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

In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024 and was initially designated as an effective cash flow hedge.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt. As a result, we concluded that five of our eight interest rate swaps no longer qualified for hedge accounting treatment. Accordingly, in the fourth quarter of 2020 we de-designated these five derivatives (“de-designated swaps”) and accelerated the reclassification of deferred gains and losses in accumulated OCI to earnings from discontinued operations as a result of the hedged forecasted transactions becoming probable not to occur. Upon de-designation in the fourth quarter of 2020, we recognized a pre-tax loss of $14.3 million in income (loss) from discontinued operations.

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

We continue to maintain the effective hedging relationship between three interest rate swap agreements and the portion of our forecasted payments that is expected to remain highly probable of occurring. Our entering into the Credit Agreement on June 30, 2021 had no effect on the hedging designation of our interest rate swaps as the hedges are not tied to a specific debt instrument and the economic characteristics of the Credit Agreement are similar to those of the Prior Credit Agreement.

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

At June 30, 2021, our interest rate swap agreements designated as effective cash flow hedges had current notional amounts totaling $388.9 million, and our de-designated interest rate swap agreements had current notional amounts totaling $311.1 million.

We record all derivatives at estimated fair value in the consolidated balance sheet. Gains and losses on derivatives designated as effective cash flow hedges are recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to cash flow hedge derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt. As of June 30, 2021, we expect to reclassify $8.3 million, pre-tax, from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt. Gains and losses on derivatives de-designated as effective cash flow hedges are recorded in the consolidated statement of operations as other expense (income), net.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at June 30, 2021 and December 31, 2020 were as follows:

(In thousands)	June 30, 2021	December 31, 2020
Liabilities:
Derivatives designated as effective hedging instruments:
Current portion of long-term liabilities	$7,633	$8,205
Other long-term liabilities	7,518	12,172
	$15,151	$20,377

Non-designated derivatives:
Current portion of long-term liabilities	$6,091	$6,548
Other long-term liabilities	5,996	9,712
	$12,087	$16,260

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of June 30, 2021 and 2020:

(In thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivatives designated as effective hedging instruments:
Loss (gain) related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$323	$5,020	$(1,089)	$32,772
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(2,091)	(3,482)	(4,137)	(4,603)

Non-designated derivatives:
Previously deferred loss on interest rate swap agreements reclassified from accumulated OCI to interest expense, gross of tax effect	$(145)	$—	$(450)	$—
Total other comprehensive (income) loss, gross of tax	$(1,913)	$1,538	$(5,676)	$28,169

The following table presents the impact that non-designated derivatives had on our consolidated statement of operations for the three and six months ended June 30, 2021:

(In thousands)	Statement of Operations Classification	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest rate swap agreements:
Net (gain) loss related to ineffective portion of derivatives, gross of tax effect	Other expense (income), net	$259	$(872)
Previously deferred loss related to de-designated swaps reclassified from accumulated OCI, gross of tax effect	Interest expense	145	450
		$404	$(422)

12.Earnings (Loss) Per Share

During 2020, we used the two-class method to calculate earnings per share as the unvested restricted stock awards outstanding under our equity incentive plan were participating shares with nonforfeitable rights to dividends. Under the two-class method, we compute earnings per share of Common Stock by dividing the sum of distributed earnings to common stockholders (currently not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of Common Stock for the period.  In applying the two-class method, we allocate undistributed earnings to both shares of Common Stock and participating securities based on the number of weighted average shares outstanding during the period. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

(In thousands except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations - numerator for earnings (loss) per share	$8,771	$17,202	$28,716	$25,477
Income (loss) from discontinued operations - numerator for earnings (loss) per share	(414)	11,309	(1,223)	(195,072)
Net income (loss)	8,357	28,511	27,493	(169,595)
Net income allocated to unvested restricted stock	—	(20)	—	—
Net income (loss) allocated to shares of Common Stock	$8,357	$28,491	$27,493	$(169,595)

Denominator:
Shares used for basic income (loss) per share	49,470	48,711	49,361	48,662
Effect of dilutive stock options and stock units outstanding:
Non-qualified stock options	68	8	65	26
Restricted stock units	642	75	743	120
Performance-based stock units	67	—	64	17
Market stock units	210	—	180	—
Shares used for diluted income (loss) per share	50,457	48,794	50,413	48,825

Earnings (loss) per share - basic:
Continuing operations	$0.18	$0.35	$0.58	$0.52
Discontinued operations	$(0.01)	$0.23	$(0.02)	$(4.01)
Net income (loss) (1)	$0.17	$0.59	$0.56	$(3.49)

Earnings (loss) per share - diluted:
Continuing operations	$0.17	$0.35	$0.57	$0.52
Discontinued operations	$(0.01)	$0.23	$(0.02)	$(4.00)
Net income (loss) (1)	$0.17	$0.58	$0.55	$(3.47)

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	204	235	236	176
Restricted stock units	1	750	5	424
Restricted stock awards	—	32	—	35
Performance-based stock units	—	95	—	47
Market-based stock units	—	49	—	25

(1)	Figures may not add due to rounding.

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share as the performance criteria had not been met as of the end of the applicable reporting period.

13. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the six months ended June 30, 2021 and 2020:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2021	$(17,389)
Other comprehensive income (loss) before reclassifications, net of tax of $278	811
Amounts reclassified from accumulated OCI, net of tax of $1,171	3,416
Accumulated OCI, net of tax, as of June 30, 2021	$(13,162)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $8,370	(24,402)
Amounts reclassified from accumulated OCI, net of tax of $1,175	3,428
Accumulated OCI, net of tax, as of June 30, 2020	$(33,065)

The following table presents details about reclassifications out of accumulated OCI for the six months ended June 30, 2021 and 2020:

	Six Months Ended
(In thousands)	June 30, 2021	June, 2020	Statement of Operations Classification
Interest rate swaps	$4,587	$4,603	Interest expense
	(1,171)	(1,175)	Income tax expense
Total amounts reclassified from accumulated OCI	$3,416	$3,428	Net of tax

See Note 11 for a further discussion of our interest rate swaps.

14. Subsequent Events

As described in Note 10, we held 159,309 shares of common stock of Legacy Sharecare as of June 30, 2021.  As a result of Legacy Sharecare’s business combination with FCAC on July 1, 2021, our shares of common stock of Legacy Sharecare were converted into shares of common stock of Sharecare (“Sharecare Common Stock”), with 2.4% of such shares being converted into and paid to us in cash.  Consequently, in July 2021, we received $2.7 million in cash as well as 11,079,331 shares of Sharecare Common Stock (“Sharecare Investment”).  Our cost basis in the Sharecare Investment is $10.5 million or $0.95 average cost per share.  Sharecare Common Stock began trading on The Nasdaq Stock Market LLC on July 2, 2021 under the trading symbol “SHCR”.  The Sharecare Investment is subject to restrictions on resale, including a customary lockup period.  The lockup period continues until the earlier of one year after the effective time of the Sharecare Transaction or such other time at which the Sharecare Common Stock trades at a certain minimum price for 20 trading days in any 30-day trading period beginning on or after November 28, 2021.  In addition, between December 28, 2021 and March 27, 2022 (the “First Sale Window”), we are permitted to sell up to 750,000 shares.  Between March 28, 2022 and July 1, 2022, we may sell up to 750,000 shares plus any portion of the 750,000 shares we were permitted to, but did not, sell during the First Sale Window.

Beginning in July 2021, we measure the Sharecare Investment at fair value and classify it as a Level 1 asset within the fair value hierarchy. As required under ASC 321, “Investments – Equity Securities”, we recognize any changes in fair value of the Sharecare Investment in net income as unrealized gains or losses.  In addition, in July 2021, we recorded a realized gain of $2.5 million in non-operating income based on the $2.7 million cash proceeds received from the Sharecare Transaction.

At June 30, 2021, we provided a valuation allowance for $149.6 million of deferred tax assets related to capital loss carryforwards.  We expect to reverse a portion of such valuation allowance in the third quarter of 2021 based on the positive evidence provided by both the realized and anticipated capital gains from the disposal of the Sharecare Investment that will be available to utilize these capital loss carryforwards.  The majority of these capital loss carryforwards expire on December 31, 2025, if unused.  We expect to dispose of the Sharecare Investment prior to the expiration of the capital loss carryforwards.

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

COVID-19

In January 2020, the Secretary of the U.S. Department of Health and Human Services declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19.”  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic.  By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on our results of operations for the first quarter of 2020 and beyond because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location.  Some locations began reopening in May 2020 and additional locations reopened in June and throughout the remainder of 2020.  As of June 30, 2021, a significant majority of our fitness partner locations were open.  SilverSneakers in-person visits totaled 14.5 million for the second quarter of 2021, compared to 2.7 million and 11.2 million for the second quarter of 2020 and the first quarter of 2021, respectively.  In addition, while the number of active subscribers for Prime Fitness declined from April through December 2020, it increased slightly during the first six months of 2021, and we expect it to stabilize for the rest of 2021.

As fitness locations closed as a result of the pandemic, we quickly adapted to the changing needs of our members and clients by launching a new and dynamic suite of virtual offerings beginning in March 2020, which we will continue to offer.  Virtual visits were 0.4 million and 0.9 million for the three months ended June 30, 2020 and 2021, respectively.  We believe these digital offerings not only allow our currently homebound members to stay active and connected with the help of SilverSneakers but that they will also be a critical contributor to our new digitally-enabled member engagement platform going forward.

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our four programs, SilverSneakers, Prime Fitness, WholeHealth Living, and Wisely WellTM, we are focused on becoming the modern destination for healthy living, especially for seniors and older adults.

We offer SilverSneakers to members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass over 16,000 partner locations and nearly 1,000 alternative locations that provide classes outside of traditional fitness centers. We also offer virtual fitness experiences, including live instructor-led classes.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with over 20,000 complementary, alternative, and physical medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.  Finally, through our Wisely Well brand, we offer meals designed to support individuals and caregivers who are seeking meal convenience as well as those recovering after a hospitalization or living with chronic conditions.

Effective as of December 9, 2020, we completed the sale of Nutrisystem to Kainos pursuant to the terms of the Purchase Agreement.  At the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, Nutrisystem and its subsidiaries were acquired by, and became wholly owned subsidiaries of, Kainos.  Pursuant to the terms of the Purchase Agreement, Kainos paid to the Company an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $559 million, which amount was subject to a customary working capital adjustment post-Closing.  Such working capital adjustment was finalized in the second quarter of 2021 and resulted in $2.7 million of additional proceeds.  We used the significant majority of the net proceeds from the divestiture to pay down principal on the term loans under our Prior Credit Agreement.  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements.

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

•

the risks associated with changes in macroeconomic conditions (including the impacts of any recession or changes in consumer spending resulting from the COVID-19 pandemic), widespread epidemics, pandemics (such as the current COVID-19 pandemic, including variant strains of COVID-19) or other outbreaks of disease, geopolitical turmoil, and the continuing threat of domestic or international terrorism;

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

•

the impact of severe or adverse weather conditions, the current COVID-19 pandemic (including variant strains of COVID-19), and the potential emergence of additional health pandemics or infectious disease outbreaks on member participation in our programs;

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month.  There was no material revenue recognized during the three and six months ended June 30, 2021 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three and six months ended June 30, 2021, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 76% and 75%, respectively, of revenues from continuing operations, while revenue from our Prime Fitness program comprised approximately 19% and 20%, respectively, of revenues from continuing operations, and our WholeHealth Living program comprised approximately 5%, for each period, of revenue from continuing operations.

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

Following the divestiture of Nutrisystem, we have only one reportable segment and therefore no longer review and analyze revenues on a segment-level basis or adjusted EBITDA on a segment-level basis as KPIs. Instead, we review and analyze revenues from continuing operations and adjusted EBITDA from continuing operations.  We updated our definition of adjusted EBITDA during the first quarter of 2021 to exclude other expense (income) related to de-designated swaps and again during the second quarter of 2021 to exclude loss on extinguishment and modification of debt.  We consider such items to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding these items provides increased transparency as to the operating costs of our current business performance. We did not revise the prior periods’ Adjusted EBITDA amounts because there were no costs similar in nature to these items.

Additionally, beginning in the fourth quarter of 2020, we revised the definition of free cash flow such that it is reduced by settlement on derivatives not designated as hedges, a new item for 2020 that did not exist in prior periods. Settlement on derivatives not designated as hedges arose in 2020 due to the de-designation of certain interest rate swaps in the fourth quarter of 2020 in connection with the repayment of a portion of the principal on the term loans under our Prior Credit Agreement, as further described in Note 11 of the notes to consolidated financial statements included in this report. We believe it is appropriate to exclude settlement on derivatives not designated as hedges from free cash flow because these payments are similar to interest payments (which are reflected in cash flow from operating activities) and they reduce our cash available to repay debt or make other investments.

(In $000s)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from continuing operations	$120,071	$81,923	$228,156	$241,615
Adjusted EBITDA from continuing operations	41,502	41,472	82,696	71,719
Adjusted EBITDA as a percentage of revenues from continuing operations	34.6%	50.6%	36.2%	29.7%

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

•

Adjusted EBITDA is a non-GAAP measure and is defined by the Company as earnings before interest, taxes, depreciation and amortization, acquisition, integration, project and CEO transition costs, restructuring charges, loss on extinguishment and modification of debt, and other expense (income).  We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with our historical operating results as well as the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of the operational strength and performance of our business.  Because adjusted EBITDA may be defined differently by other companies in our industry, the financial measure presented herein may not be comparable to similarly titled measures of other companies.  A reconciliation of adjusted EBITDA to income from continuing operations (the most comparable U.S. GAAP measure) is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Income from continuing operations, GAAP basis	$8,771	$17,202	$28,716	$25,477
Income tax expense	187	6,757	7,806	9,893
Interest expense	9,400	11,253	20,156	22,523
Depreciation expense	2,740	2,410	5,423	4,440
EBITDA from continuing operations, non-GAAP basis (1)	$21,098	$37,622	$62,101	$62,333
Acquisition, integration, project and CEO transition costs (2)	1,118	3,023	2,440	8,077
Restructuring charges (3)	—	827	—	1,309
Loss on extinguishment and modification of debt (4)	19,027	—	19,027	—
Other expense (income) (5)	259	—	(872)	—
Adjusted EBITDA from continuing operations, non-GAAP basis (5)	$41,502	$41,472	$82,696	$71,719

(1)

EBITDA from continuing operations is a non-GAAP financial measure.  We believe it is useful to investors to provide disclosures of our operating results and guidance on the same basis as that used by management.  You should not consider EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.

(2)

Acquisition, integration, project, and CEO transition costs consist of pre-tax charges of $1,118 and $3,023 for the three months ended June 30, 2021 and 2020, respectively, and pre-tax charges of $2,440 and $8,077 for the six months ended June 30, 2021 and 2020, respectively, primarily incurred in connection with the acquisition and integration of Nutrisystem and with the termination of our former CEO in February 2020 and the hiring of our new CEO in June 2020.

(3)

Restructuring charges consist of pre-tax charges of $827 for the three months ended June 30, 2020 related to eliminating certain compensation costs in response to the COVID-19 pandemic (“2020 COVID Restructuring Plan”).  Restructuring charges for the six months ended June 30, 2020 consist of pre-tax charges of $1,309, primarily related to the 2020 COVID Restructuring Plan as well as a restructuring of corporate support infrastructure and executive leadership.

(4)

Loss on extinguishment and modification of debt consists of pre-tax charges of $19,027 for the three and six months ended June 30, 2021 related to our entering into the new Credit Agreement on June 30, 2021, as further described in Note 8 of the notes to consolidated financial statements included in this report.

(5)

Other expense (income) consists of pre-tax expense of $259 and pre-tax income of $872 for the three and six months ended June 30, 2021, respectively, related to certain interest rate swap agreements that no longer qualify for hedge accounting treatment (“de-designated swaps”) and require changes in fair value to be recognized each period in current earnings, as further described in Note 11 of the notes to consolidated financial statements included in this report.

(6)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure.  We exclude acquisition, integration, project, and CEO transition costs, restructuring charges, loss on extinguishment and modification of debt, and other expense (income) from this measure because of its comparability to our historical operating results.  We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider Adjusted EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.  Additionally, because Adjusted EBITDA from continuing operations may be defined differently by other companies in the Company’s industry, the non-GAAP financial measure presented here may not be comparable to similarly titled measures of other companies.

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

(In thousands)	Six Months Ended June 30,
	2021	2020
Net cash flows provided by operating activities	$36,430	$130,943
Acquisition of property and equipment	(4,039)	(10,362)
Settlement on derivatives not designated as hedges	(3,301)	—
Free cash flow	$29,090	$120,581

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

Executive Overview of Results

The key financial results for the three and six months ended June 30, 2021 are:

•	Revenues from continuing operations of $120.1 million for the three months ended June 30, 2021 compared to $81.9 million for the three months ended June 30, 2020.

•	Revenues from continuing operations of $228.2 million for the six months ended June 30, 2021 compared to $241.6 million for the six months ended June 30, 2020.

•

Pre-tax income from continuing operations of $9.0 million for the three months ended June 30, 2021 compared to $24.0 million for the three months ended June 30, 2020.  Pre-tax income for the three months ended June 30, 2021 includes:

o	$19.0 million of loss on extinguishment and modification of debt, compared to $0 for the same period in 2020;
o	$9.4 million of interest expense compared to $11.3 million for the same period in 2020;
o	$1.1 million of acquisition, integration, project, and CEO transition costs compared to $3.0 million for the same period in 2020;
o	$1.4 million of marketing expenses compared to $0.8 million for the same period in 2020; and
o	$0.0 million of restructuring and related charges compared to $0.8 million for the same period in 2020.

•

Pre-tax income from continuing operations of $36.5 million for the six months ended June 30, 2021 compared to $35.4 million for the six months ended June 30, 2020.  Pre-tax income for the six months ended June 30, 2021 includes:

o	$19.0 million of loss on extinguishment and modification of debt, compared to $0 for the same period in 2020;
o	$20.2 million of interest expense compared to $22.5 million for the same period in 2020;

o	$2.4 million of acquisition, integration, project, and CEO transition costs compared to $8.1 million for the same period in 2020;
o	$2.6 million of marketing expenses compared to $8.1 million for the same period in 2020; and
o	$0.0 million of restructuring and related charges compared to $1.3 million for the same period in 2020.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 expressed as a percentage of revenues from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation included below)	57.2%	41.3%	55.2%	61.6%
Marketing expenses	1.2%	0.9%	1.2%	3.3%
Selling, general and administrative expenses	8.0%	10.9%	8.5%	8.7%
Depreciation expense	2.3%	2.9%	2.4%	1.8%
Restructuring and related charges	0.0%	1.0%	0.0%	0.5%
Operating income (1)	31.4%	43.0%	32.8%	24.0%

Interest expense	7.8%	13.7%	8.8%	9.3%
Loss on extinguishment and modification of debt	15.8%	0.0%	8.3%	0.0%
Other expense (income), net	0.2%	0.0%	(0.4)%	0.0%
Total non-operating expense, net (1)	23.9%	13.7%	16.8%	9.3%
Income before income taxes (1)	7.5%	29.2%	16.0%	14.6%

Income tax expense	0.2%	8.2%	3.4%	4.1%
Income from continuing operations (1)	7.3%	21.0%	12.6%	10.5%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations were $120.1 million for the second quarter of 2021 compared to $81.9 million for the same period in 2020, an increase of $38.1 million, primarily as a result of a net increase in SilverSneakers revenue of $41.6 million driven by an increase in revenue-generating visits as the effects of the COVID-19 pandemic lessened.  Beginning in March 2020, substantially all of our fitness partner locations temporarily closed, with some locations reopening in May and June of 2020.  For the second quarter of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels.  As a result, revenues from PMPM fees represented 88% of SilverSneakers revenue for the three months ended June 30, 2020, compared to 47% for the same period in 2021.  In addition, revenue from Prime Fitness increased by $4.3 million due to an increase in large employer revenue.  These increases were partially offset by a decrease of $6.8 million due to other revenue earned during the second quarter of 2020 (that did not recur in 2021) from a program with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic.

Revenues from continuing operations were $228.2 million for the six months ended June 30, 2021 compared to $241.6 million for the same period in 2020, a decrease of $13.5 million, primarily as a result of a decrease in other revenue of $6.8 million, as described in the preceding paragraph, and a decrease in Prime Fitness revenue of $5.9 million due to a decrease in active subscribers for the six months ended June 30, 2021 compared to the same period in 2020.

Cost of Revenue

Cost of revenue from continuing operations (excluding depreciation) as a percentage of revenues increased from the three months ended June 30, 2020 (41.3%) to the three months ended June 30, 2021 (57.2%), primarily due to a lower mix of revenues from PMPM fees in the second quarter of 2021, as noted above, coupled with an increase in visit costs due to an increase in participation levels.

Cost of revenue from continuing operations (excluding depreciation) as a percentage of revenues decreased from the six months ended June 30, 2020 (61.6%) to the six months ended June 30, 2021 (55.2%), primarily due to a decrease in visit costs as a percentage of revenue.  This decrease is primarily attributable to (i) a net decrease in participation levels and (ii) a lower cost per visit resulting from a higher mix of virtual visits as well as a greater number of visits exceeding the monthly maximums for paid visits.

Marketing Expenses

Marketing expenses from continuing operations as a percentage of revenues did not change materially from the three months ended June 30, 2020 (0.9%) to the three months ended June 30, 2021 (1.2%).

Marketing expenses from continuing operations as a percentage of revenues decreased from the six months ended June 30, 2020 (3.3%) to the six months ended June 30, 2021 (1.2%), primarily due to decreased spending in the first quarter of 2021 on SilverSneakers television advertising, due in part to the COVID-19 pandemic as well as a shift in our media mix towards more targeted digital marketing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from the three months ended June 30, 2020 (10.9%) to the three months ended June 30, 2021 (8.0%) primarily due to (i) a decrease in transition, acquisition, and integration costs, (ii) a decrease in CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020, and (iii) the fixed nature of certain costs that do not increase proportionately with increases in revenue.  These decreases were partially offset by increases in (i) costs to implement our strategic initiatives, such as our new omnichannel marketing platform, and (ii) share-based compensation expense due to (a) the timing and design of annual long-term incentive awards, and (b) grants of long-term incentive awards in May 2020 and August 2020 to the Company’s Board of Directors, executive officers, and certain other employees, all of whose cash compensation was reduced for a significant portion of 2020 in order to preserve liquidity and manage cash flow in response to the COVID-19 pandemic, with the value of such grants being equal as closely as reasonably possible to the amount of the cash compensation reduction.

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased slightly from the six months ended June 30, 2020 (8.7%) to the six months ended June 30, 2021 (8.5%) primarily due to decreases in (i) transition, acquisition, and integration costs, and (ii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020.  These decreases were partially offset by increases in (i) costs to implement our strategic initiatives, such as our new omnichannel marketing platform, and (ii) share-based compensation expense due to (a) the timing and design of annual long-term incentive awards, and (b) grants of long-term incentive awards in May 2020 and August 2020 to the Company’s Board of Directors, executive officers, and certain other employees, all of whose cash compensation was reduced for a significant portion of 2020 in order to preserve liquidity and manage cash flow in response to the COVID-19 pandemic, with the value of such grants being equal as closely as reasonably possible to the amount of the cash compensation reduction.

Restructuring and Related Charges

2019 Restructuring Plan

During the first quarter of 2019, we began a reorganization primarily related to integrating the Nutrisystem business and streamlining our corporate and operations support (the "2019 Restructuring Plan"). The 2019

Restructuring Plan concluded during the first quarter of 2020.  For the three and six months ended June 30, 2020, we incurred restructuring charges from continuing operations of $0 and $0.5 million, respectively, related to the 2019 Restructuring Plan.  To date, we have incurred restructuring charges from continuing operations of $2.4 million related to the 2019 Restructuring Plan. These expenses consist entirely of severance and other employee-related costs.

2020 COVID Restructuring Plan

During the second quarter of 2020, we began a reorganization plan primarily related to eliminating certain compensation costs in response to the COVID-19 pandemic in order to preserve our liquidity and manage our cash flows (“2020 COVID Restructuring Plan”).  The 2020 COVID Restructuring Plan was completed during the third quarter of 2020.  To date, and for the three and six months ended June 30, 2020, we incurred restructuring charges of $0.8 million related to the 2020 COVID Restructuring Plan.  These expenses consist entirely of severance and other employee-related costs.

Depreciation Expense

Depreciation expense from continuing operations increased by $0.3 million and $1.0 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in the amount of depreciable computer software.

Interest Expense

Interest expense from continuing operations decreased by $1.9 million and $2.4 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily driven by a decrease in cash interest due to a lower average level of outstanding borrowings in 2021 compared to 2020, partially offset by an increase in non-cash interest related to accelerated amortization of original issue discount and deferred loan costs under the Prior Credit Agreement due to voluntary prepayments.

Loss on Extinguishment and Modification of Debt

Upon execution of the Credit Agreement on June 30, 2021, we recorded a loss on extinguishment of debt of $18.2 million.  In addition, we incurred third-party costs of $0.8 million, which were recorded as loss on modification of debt.  See Note 8 of the notes to consolidated financial statements included in this report for further information.

Other Expense (Income), Net

Other expense (income), net was $0.3 million and ($0.9) million for the three and six months ended June 30, 2021, respectively, compared to $0 for the same periods in 2020 due to mark-to-market adjustments on certain interest rate swap agreements that, effective in the fourth quarter of 2020, no longer qualify for hedge accounting treatment (“de-designated swaps”).  Changes in fair value of the de-designated swaps are required to be recognized each period in current earnings.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense from continuing operations.

Liquidity and Capital Resources

Overview

As of June 30, 2021, outstanding debt under the Credit Agreement was $385.6 million, which represented $400.0 million of principal on the Term Loan B less deferred loan costs and original issue discount, and we had $24.2 million of cash and cash equivalents.

As of June 30, 2021, we had working capital of $23.4 million.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2021 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from, any one or series of such transactions.  As of June 30, 2021, availability under the Revolving Credit Facility totaled $99.5 million as calculated under the most restrictive covenant.

Credit Facilities

On June 30, 2021, we entered into the Credit Agreement, which replaced the Prior Credit Agreement.  The Credit Agreement provides us with (i) a $400.0 million Term Loan B, (ii) a $100.0 million revolving credit facility that includes a $30.0 million sublimit for swingline loans and a $40.0 million sublimit for letters of credit, and (iii) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $167.5 million or 100% of our consolidated EBITDA (as defined in the Credit Agreement) for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements.

We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.25% of the aggregate initial amount of such loans, payable on September 30, 2021 and on the last day of each succeeding quarter thereafter until maturity on June 30, 2028, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loan B at any time without penalty, except for a 1% premium with respect to the principal of Term Loan B loans prepaid within six months after the date of the Credit Agreement using proceeds from certain specified repricing transactions.

We are required to repay in full any outstanding swingline loans and revolving loans, and to terminate or cash collateralize any outstanding letters of credit, under the Revolving Credit Facility on June 30, 2026.  In addition, the Credit Agreement contains provisions that, beginning with fiscal year 2022, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the prepayment of the Term Loan B or the reduction of the Revolving Credit Facility, as determined by the Company in our discretion (“Excess Cash Flow Payment”).  An Excess Cash Flow Payment is only required in the amount, if any, by which the Excess Cash Flow Amount exceeds $10.0 million for the applicable fiscal year.  “Excess Cash Flow Amount” is equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our First Lien Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 50% if the First Lien Net Leverage Ratio is greater than 3.25:1, (b) 25% if the First Lien Net Leverage Ratio is less than or equal to 3.25:1 but greater than 2.75:1, and (c) 0% if the First Lien Net Leverage Ratio is less than or equal to 2.75:1.  Any potential mandatory Excess Cash Flow Payments are reduced by among other things, prepayments of the Term Loan B, any reductions of the Revolving Credit Facility, and prepayments of certain other indebtedness made during the applicable fiscal year.

With respect to the Revolving Credit Facility, the Credit Agreement contains a financial covenant that requires us to comply with a specified maximum First Lien Net Leverage Ratio if utilization of the Revolving Credit Facility exceeds a specified level as of the last day of any period of four consecutive fiscal quarters (which level was not exceeded as of June 30, 2021). The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type, as further described in Note 8 of the notes to consolidated financial statements included in this report.  As of June 30, 2021, we were in compliance with all of the covenant requirements of the Credit Agreement.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the outstanding principal on the term loan under our Credit Agreement and the average monthly total participation levels of our members at our fitness partner locations, we currently believe we will be in compliance with the covenants under the Credit Agreement over the next 12 months.

Cash Flows Provided by Operating Activities

Operating activities during the six months ended June 30, 2021 provided cash of $36.4 million compared to $130.9 million during the six months ended June 30, 2020. The decrease is primarily due to (i) reduced cash flows from operating activities from Nutrisystem, which we sold in December 2020, and (ii) reduced cash collections on accounts receivable.  These reductions were partially offset by decreased payments related to visit costs and interest.

Cash Flows Used in Investing Activities

Investing activities during the six months ended June 30, 2021 used $4.6 million in cash, compared to $10.4 million during the six months ended June 30, 2020, primarily due to (i) a decrease in capital expenditures and (ii) proceeds received in 2021 upon final settlement of the post-closing working capital adjustment related to the sale of Nutrisystem, as described in Note 3 of the notes to consolidated financial statements included in this report. These changes were partially offset by settlement payments on non-designated derivatives.

Cash Flows Used in Financing Activities

Financing activities during the six months ended June 30, 2021 used $108.0 million of cash, compared to $62.8 million during the six months ended June 30, 2020.  This change is primarily due to a higher amount of net payments under the Prior Credit Agreement and the Credit Agreement during the six months ended June 30, 2021.

Recent Relevant Accounting Standards

See Note 2 of the notes to consolidated financial statements included in this report for discussion of recent relevant accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk related to interest rate changes, primarily as a result of the Prior Credit Agreement, the Credit Agreement, and certain interest rate swap agreements that, effective October 2020, no longer qualify for hedge accounting treatment (see further discussion below).

Based on the Company’s elections, borrowings under the Prior Credit Agreement for the six months ended June 30, 2021 bore interest at variable rates based on a margin or spread in excess of one-month LIBOR, which could not be less than zero. The LIBOR margin for Term Loan A loans was 4.25%, the LIBOR margin for Term Loan B loans was 5.25%, and the LIBOR margin for revolving loans varied between 3.75% and 4.25%, depending on our total Net Leverage Ratio, as defined in the Prior Credit Agreement.

We entered into the Credit Agreement on June 30, 2021, and as such, it did not impact our market risk for the six months ended June 30, 2021. Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, three-month or six-month LIBOR (or, if available to all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than 0.00%, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The Base Rate may not be less than 1.00%. The LIBOR margin for Term Loan B loans is 4.25% and the LIBOR margin for revolving loans varies between 4.25% and 3.75% depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The Base Rate margin for Term Loan B loans is 3.25%, and the Base Rate margin for revolving loans varies between 3.25% and 2.75%, depending on our First Lien Net Leverage Ratio.

Effective May 31, 2019, we maintain eight amortizing interest rate swap agreements with current notional amounts totaling $700.0 million, through which we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%.  All of these interest rate swap agreements were designated as cash flow hedges from their inception through October 18, 2020.  Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt.  As a result, we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we discontinued the related hedging designation (“de-designated swaps”).

The Prior Credit Agreement and each of the interest rate swap agreements contain a zero percent “floor” with respect to LIBOR (i.e., if the LIBOR rate is negative it will be deemed to be zero). Our exposure to interest rate risk is capped by such floor. During the six months ended June 30, 2021, the actual LIBOR rates under these agreements ranged between 0.09% and 0.15%. For the six months ended June 30, 2021, a hypothetical 100-basis point decrease in LIBOR, subject to a zero percent floor, would have decreased our net cash flows by $0.1 million, which reflects increased payments on our interest rate swaps (for which we pay a fixed interest rate of approximately 2.2% and receive a variable interest rate base based on LIBOR), partially offset by lower interest payments on variable rate debt outstanding under the Prior Credit Agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2021.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 9 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

In addition to the risks and uncertainties described below and other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K, and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter 2021 Form 10-Q”), the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the 2020 Form 10-K, the First Quarter 2021 Form 10-Q, and in this report do not describe all risks applicable to us and are intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. Except as disclosed in the First Quarter 2021 Form 10-Q, there have been no material changes to our risk factors previously disclosed in our 2020 Form 10-K.

Item 6. Exhibits

(a)	Exhibits

10.1

Credit Agreement, dated June 30, 2021, by and among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent, and Truist Bank, as revolving facility agent and swingline lender [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 30, 2021, File No. 000-19364]

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101 hereto)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	August 6, 2021	By	/s/ Adam C. Holland

Chief Financial Officer
(Principal Financial Officer)