Form 10-Q
period 2021-09-30
TIVITY HEALTH, INC.
filed 2021-11-05
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 2, 2021, there were outstanding 49,751,335 shares of the registrant’s common stock, par value $.001 per share (“Common Stock”).

Tivity Health, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$51,755	$100,385
Accounts receivable, net	63,963	25,981
Prepaid expenses	6,781	5,556
Income taxes receivable	—	10,996
Investment in equity securities	91,183	—
Other current assets	15,610	11,336
Total current assets	229,292	154,254

Property and equipment, net of accumulated depreciation of $45,897 and $38,188 respectively	20,105	20,959
Right-of-use assets	12,577	18,139
Long-term deferred tax asset	1,643	3,601
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Investment in equity securities, long-term	—	10,773
Other assets	4,093	7,528
Total assets	$631,439	$578,983

Current liabilities:
Accounts payable	$21,188	$19,741
Accrued salaries and benefits	8,110	8,949
Accrued liabilities	34,516	18,424
Deferred revenue	3,686	4,460
Current portion of long-term debt	4,000	7,456
Current portion of lease liabilities	8,096	8,052
Current portion of other long-term liabilities	13,234	14,753
Total current liabilities	92,830	81,835

Long-term debt	381,051	459,250
Long-term lease liabilities	5,428	11,494
Other long-term liabilities	11,461	22,748

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 49,747,809 and 48,983,735 shares outstanding, respectively	49	49
Additional paid-in capital	514,313	513,263
Accumulated deficit	(333,825)	(464,085)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(11,686)	(17,389)
Total stockholders' equity	140,669	3,656
Total liabilities and stockholders' equity	$631,439	$578,983

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$126,289	$95,481	$354,444	$337,096
Cost of revenue (exclusive of depreciation of $2,602, $2,505, $7,728 and $6,576, respectively included below)	74,509	47,594	200,434	196,546
Marketing expense	1,356	935	3,983	8,999
Selling, general and administrative expenses	10,639	9,688	29,986	30,645
Depreciation expense	2,756	2,662	8,179	7,102
Restructuring and related charges	—	1,107	—	2,416
Operating income	37,029	33,495	111,862	91,388

Interest expense	7,352	10,258	27,508	32,782
Loss on extinguishment and modification of debt	—	—	19,027	—
Other (income) expense, net	(82,947)	—	(83,818)	—
Total non-operating (income) expense, net	(75,595)	10,258	(37,283)	32,782
Income before income taxes	112,624	23,237	149,145	58,606

Income tax expense	8,925	6,486	16,731	16,379
Income from continuing operations	$103,699	$16,751	$132,414	$42,227

Loss from discontinued operations, net of income tax benefit of $320, $4,243, $739 and $23,174, respectively	(932)	(59,168)	(2,154)	(254,240)
Net income (loss)	$102,767	$(42,417)	$130,260	$(212,013)

Earnings (loss) per share - basic:
Continuing operations	$2.09	$0.34	$2.68	$0.87
Discontinued operations	$(0.02)	$(1.21)	$(0.04)	$(5.22)
Net income (loss) (1)	$2.07	$(0.87)	$2.63	$(4.35)

Earnings (loss) per share - diluted:
Continuing operations	$2.06	$0.34	$2.63	$0.86
Discontinued operations	$(0.02)	$(1.20)	$(0.04)	$(5.19)
Net income (loss) (1)	$2.04	$(0.86)	$2.58	$(4.33)

Comprehensive income (loss)	$104,243	$(39,570)	$135,963	$(230,140)

Weighted average common shares and equivalents:
Basic	49,732	48,783	49,490	48,702
Diluted	50,360	49,401	50,401	49,017

(1)	Figures may not add due to rounding.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$102,767	$(42,417)	$130,260	$(212,013)

Net change in fair value of effective portion of interest rate swaps designated as cash flow hedges, net of tax (expense) benefit of ($481), ($977), ($1,816), and $6,218, respectively	1,404	2,847	5,296	(18,127)
Reclassification adjustment for previously deferred loss from interest rate swaps included in "Interest expense," net of tax of $25, $0, $140, and $0, respectively	72	—	407	—
Total other comprehensive income (loss), net of tax	$1,476	$2,847	$5,703	$(18,127)
Comprehensive income (loss)	$104,243	$(39,570)	$135,963	$(230,140)

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2020	$—	$48	$505,760	$(410,050)	$(28,182)	$(33,065)	$34,511
Comprehensive income (loss)	—	—	—	(42,417)	—	2,847	(39,570)
Exercise and vesting of share-based compensation awards	—	—	118	—	—	—	118
Tax withholding for share-based compensation	—	—	(344)	—	—	—	(344)
Share-based employee compensation expense	—	—	4,316	—	—	—	4,316
Balance, September 30, 2020	$—	$48	$509,850	$(452,467)	$(28,182)	$(30,218)	$(969)

Balance, January 1, 2020	$—	$48	$504,419	$(240,494)	$(28,182)	$(12,091)	$223,700
Comprehensive loss	—	—	—	(212,013)	—	(18,127)	(230,140)
Exercise and vesting of share-based compensation awards	—	—	719	—	—	—	719
Tax withholding for share-based compensation	—	—	(3,293)	—	—	—	(3,293)
Share-based employee compensation expense	—	—	8,005	—	—	—	8,005
Other	—	—	—	40	—	—	40
Balance, September 30, 2020	$—	$48	$509,850	$(452,467)	$(28,182)	$(30,218)	$(969)

Balance, July 1, 2021	$—	$49	$512,674	$(436,592)	$(28,182)	$(13,162)	$34,787
Comprehensive income	—	—	—	102,767	—	1,476	104,243
Exercise and vesting of share-based compensation awards	—	—	276	—	—	—	276
Tax withholding for share-based compensation	—	—	(824)	—	—	—	(824)
Share-based employee compensation expense	—	—	2,187	—	—	—	2,187
Balance, September 30, 2021	$—	$49	$514,313	$(333,825)	$(28,182)	$(11,686)	$140,669

Balance, January 1, 2021	$—	$49	$513,263	$(464,085)	$(28,182)	$(17,389)	$3,656
Comprehensive income	—	—	—	130,260	—	5,703	135,963
Exercise and vesting of share-based compensation awards	—	—	634	—	—	—	634
Tax withholding for share-based compensation	—	—	(7,637)	—	—	—	(7,637)
Share-based employee compensation expense	—	—	8,053	—	—	—	8,053
Balance, September 30, 2021	$—	$49	$514,313	$(333,825)	$(28,182)	$(11,686)	$140,669

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Income from continuing operations	$132,414	$42,227
Loss from discontinued operations	(2,154)	(254,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	18,237	—
Depreciation and amortization	8,179	40,997
Amortization and write-off of deferred loan costs	2,483	3,540
Amortization and write-off of debt discount	1,798	3,145
Share-based employee compensation expense	8,053	8,005
Unrealized gain on derivatives	(680)	—
Unrealized gain on investments in equity securities	(80,669)	—
Realized gain on investments in equity securities	(2,469)	—
Impairment of goodwill and intangible assets of discontinued operation	—	265,698
Deferred income taxes	2	(17,889)
(Increase) decrease in accounts receivable, net	(37,982)	60,644
Changes in income taxes receivable and payable	13,118	(1,040)
Decrease in inventory	—	14,991
(Increase) decrease in other current assets	(810)	2,086
(Decrease) increase in accounts payable	(1,786)	3,479
Decrease in accrued salaries and benefits	(839)	(2,811)
Increase (decrease) in other current liabilities	6,533	(10,974)
Other	1,794	7,094
Net cash flows provided by operating activities	$65,222	$164,952

Cash flows from investing activities:
Acquisition of property and equipment	$(6,654)	$(13,265)
Proceeds from sale of business, net of cash transferred	2,747	—
Proceeds from sale of equity securities	2,728	—
Settlement on derivatives not designated as hedges	(4,996)	—
Net cash flows used in investing activities	$(6,175)	$(13,265)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$398,000	$196,525
Payments of long-term debt	(497,275)	(276,100)
Deferred loan costs	(3,953)	—
Payments related to tax withholding for share-based compensation	(7,637)	(3,293)
Exercise of stock options	634	719
Change in cash overdraft and other	2,554	(15,584)
Net cash flows used in financing activities	$(107,677)	$(97,733)

Net (decrease) increase in cash and cash equivalents	$(48,630)	$53,954

Cash and cash equivalents, beginning of period	$100,385	$2,486

Cash and cash equivalents, end of period	$51,755	$56,440

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

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  As of September 30, 2021, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform: Scope”, which refines the scope of ASC 848 and clarifies the application of its guidance. ASC 848 contains temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, such as a transition away from the use of LIBOR.  ASC 848 was effective for the Company as of January 1, 2020.  The provisions of ASC 848 are available through December 31, 2022, at which time the reference rate replacement activity is expected to have been completed.  The provisions of ASC 848 must be applied at a Topic, Subtopic or Industry Subtopic level for all transactions other than derivatives, which may be applied at a hedging relationship level.  The accounting relief provided by ASC 848 is applicable only to legacy contracts if the amendments made to the agreements are solely for reference rate reform activities. Modifications that are unrelated to reference rate reform will scope out a given contract.  ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable.  For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis.  In March 2020, we elected the expedient that allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform.  In addition, we have the option to change the method of assessing effectiveness upon a change in the critical terms of the derivative or the hedged transactions and upon the end of relief under ASC 848.  In June 2020, we elected to (i) continue the method of assessing effectiveness as documented in the original hedge documentation and (ii) apply the expedient wherein the reference rate on the hypothetical derivative matches the reference rate on the hedging instrument.  We will also apply the aforementioned elections to any future designated cash flow hedging relationship.

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

The following table presents financial results of the Nutrition business included in “loss from discontinued operations" for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenues	$—	$159,428	$—	$518,066
Cost of revenues	—	75,213	—	243,658
Marketing expenses	—	43,574	—	173,687
Selling, general and administrative expenses (1)	1,252	17,034	2,797	47,558
Depreciation and amortization	—	10,653	—	33,895
Impairment loss	—	66,198	—	265,698
Restructuring and related charges	—	30	—	472
Interest expense (2)	—	10,137	—	30,512
Pretax loss from discontinued operations	(1,252)	(63,411)	(2,797)	(277,414)
Loss on sale of Nutrition business (3)	—	—	(96)	—
Total pretax loss from discontinued operations	(1,252)	(63,411)	(2,893)	(277,414)
Income tax benefit	(320)	(4,243)	(739)	(23,174)
Loss from discontinued operations, net of income tax benefit	$(932)	$(59,168)	$(2,154)	$(254,240)

(1)	For the three and nine months ended September 30, 2021, expenses from discontinued operations primarily relate to legal and other professional fees and separation costs.

(2)

The term loans under our Prior Credit Agreement (as defined in Note 8) originated with the purchase of Nutrisystem on March 8, 2019. Following the disposition of Nutrisystem, we repaid $519.0 million of principal on the term loans under the terms of our prior credit agreement. For the three and nine months ended September 30, 2020, we allocated interest expense to discontinued operations based on the interest expense incurred during such periods related to $519.0 million of term loan debt, using our historical interest rates.

(3)	Represents additional loss recognized in the second quarter of 2021 upon final settlement of the post-closing working capital adjustment, as described above.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Impairment of goodwill and intangible assets	$—	$66,198	$—	$265,698
Depreciation and amortization	—	10,653	—	33,895
Capital expenditures on discontinued operations	—	1,803	—	5,617
Deferred income taxes (benefits)	(320)	(6,346)	(739)	(30,702)
Share-based compensation on discontinued operations	—	926	—	1,673

4.	Revenue Recognition

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

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. There was no material revenue recognized during the three and nine months ended September 30, 2021 from performance obligations satisfied in a prior period. Deferred revenue was $3.7 million and $4.5 million at September 30, 2021 and December 31, 2020, respectively. Significant changes in the deferred revenue balance during the period are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2021	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$(3,313)	$(4,369)
Increases due to cash received from customers, excluding amounts recognized as revenue during the period	$3,062	$3,595

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month.  Due to the COVID-19 pandemic, the average monthly total participation levels of our members have fluctuated significantly since March 2020.  For the three and nine months ended September 30, 2021, total SilverSneakers visits and revenues were higher than the same periods in 2020 as the effects of the COVID-19 pandemic lessened compared to the prior year period. As a result, revenues from PMPM fees (which are not derived from visits) represented 44% and 59% of SilverSneakers revenue for the three months ended September 30, 2021 and 2020, respectively, and 48% and 53% of SilverSneakers revenue for the nine months ended September 30, 2021 and 2020, respectively. We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At September 30, 2021 and December 31, 2020, $0.5 million and $0.8 million, respectively, of such costs were capitalized. During the three and nine months ended September 30, 2021, amortization expense related to such capitalized costs was $0.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2020, amortization expense related to such capitalized costs was $0.1 million and $0.2 million, respectively.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SilverSneakers	$95,772	$68,613	$266,341	$239,377
Prime Fitness	24,253	21,687	70,203	73,545
WholeHealth Living	6,206	5,040	17,555	14,835
Other (1)	58	141	345	9,339
	$126,289	$95,481	$354,444	$337,096

(1)

For the nine months ended September 30, 2020, other revenue in the table above includes $6.8 million from a well-being program with a large employer and $2.2 million of revenue from home-delivered meals.

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

For the three and nine months ended September 30, 2021, we recognized total share-based compensation costs of $2.2 million and $8.1 million, respectively. For the three and nine months ended September 30, 2020, we recognized total share-based compensation costs from continuing operations of $3.4 million and $6.3 million, respectively. We account for forfeitures as they occur.

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

For the three and nine months ended September 30, 2021, we had an effective income tax rate from continuing operations of 7.9% and 11.2%, respectively. For the three and nine months ended September 30, 2020, we had an effective income tax rate from continuing operations of 27.9%. The lower effective income tax rate in 2021 is primarily due to a reversal of a portion of a valuation allowance for deferred tax assets related to capital loss carryforwards during the third quarter of 2021, as described in Note 10.

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2017 to present.

7.  Leases

We maintain lease agreements principally for our office spaces and certain equipment. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability. With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of three to 36 months, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

The following table shows the components of lease expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Finance lease cost:
Amortization of leased assets	$156	$162	$470	$485
Interest of lease liabilities	9	19	35	67
Operating lease cost	1,883	1,960	5,695	5,879
Total lease cost before subleases	$2,048	$2,141	$6,200	$6,431
Sublease income	(1,344)	(1,344)	(4,033)	(4,108)
Total lease cost, net	$704	$797	$2,167	$2,323

Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(100)	$(1,560)	$(2,457)	$(3,770)
Operating cash flow attributable to finance leases	(9)	(19)	(35)	(67)
Financing cash flow attributable to finance leases	(162)	(158)	(477)	(464)

For the three and nine months ended September 30, 2021 and 2020, there were no noncash transactions related to leases.

8.	Debt

The Company's debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Term Loan A	$—	$124,035
Term Loan B	399,000	372,240
	399,000	496,275
Less: deferred loan costs and original issue discount	(13,949)	(29,569)
Total debt	385,051	466,706
Less: current portion	(4,000)	(7,456)
Total long-term debt	$381,051	$459,250

Credit Facilities

On June 30, 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with a group of lenders, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent (“Morgan Stanley”), and Truist Bank, as revolving facility agent and swingline lender (“Truist”). The Credit Agreement replaced our prior Credit and Guaranty Agreement, dated March 8, 2019 (the “Prior Credit Agreement”), with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and Truist, as revolving facility agent and swingline lender. The Credit Agreement provides us with (i) a $400.0 million term loan B facility (the “Term Loan B”), (ii) a $100.0 million revolving credit facility that includes a $30.0 million sublimit for swingline loans and a $40.0 million sublimit for letters of credit (the “Revolving Credit Facility”), and (iii) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $167.5 million or 100% of our Consolidated EBITDA (as defined in the Credit Agreement) for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements. As of September 30, 2021, outstanding debt under the Credit Agreement was $385.1 million, and availability under the revolving credit facility totaled $99.5 million as calculated under the most restrictive covenant.

Upon execution of the Credit Agreement, we recorded a non-cash loss on extinguishment of debt of $18.2 million, which related to the write-off of certain unamortized original issue discount and deferred loan costs associated with the Prior Credit Agreement. Additionally, we incurred third-party costs of $0.8 million related to the execution of the Credit Agreement and the transactions that are the subject thereof, which were recorded as loss on modification of debt.

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

Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, three-month or six-month LIBOR (or, if available to all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than 0.00%, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), in each case as selected by the Company. The Base Rate may not be less than 1.00%. The LIBOR margin for Term Loan B loans is 4.25%, and the LIBOR margin for revolving loans varies between 4.25% and 3.75% depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The Base Rate margin for Term Loan B loans is 3.25%, and the Base Rate margin for revolving loans varies between 3.25% and 2.75%, depending on our First Lien Net Leverage Ratio. In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these interest rate swap agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. As further explained in Note 12, during the fourth quarter of 2020 we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we de-designated these derivatives. As of September 30, 2021, the eight interest rate swap agreements had current notional amounts totaling $700.0 million, of which $388.9 million related to effective hedges.

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

On November 20, 2017, Eric Weiner, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (“Weiner Lawsuit”).  The Weiner Lawsuit names as defendants the Company, the Company's former chief executive officer, chief financial officer, and a former executive who served as both chief accounting officer and interim chief financial officer.  The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the United Press Release.  On April 3, 2018, the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on January 29, 2020, the Court entered an order certifying the class of stockholders who purchased Company Common Stock between March 6, 2017 and November 6, 2017.  On April 23, 2021, the parties reached a settlement in principle of the Weiner Lawsuit pursuant to which defendants’ insurers will pay the entire settlement amount in exchange for a release of claims. On June 10, 2021, the parties filed a joint stipulation and agreement of settlement with the Court, and plaintiffs filed a motion for preliminary approval of the settlement.  On June 15, 2021, the Court issued an order preliminarily approving the settlement, and following a settlement approval hearing held on October 4, 2021, the Court entered a final judgment approving the proposed settlement on October 7, 2021.

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

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (the "Strougo Lawsuit"). On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. Plaintiff filed its amended complaint on November 13, 2020. The amended complaint is on behalf of a putative class of stockholders who purchased Company Common Stock between March 8, 2019 and February 19, 2020 and names as defendants the Company, the Company's chief financial officer, former chief executive officer, and former president and chief operating officer. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of and accounting for the Nutrisystem business that the Company acquired on March 8, 2019.  The defendants filed a motion to dismiss the amended complaint on December 4, 2020.  On July 29, 2021, the Court issued an order denying the defendants’ motion to dismiss.

On April 9, 2020, John Cobb, claiming to be a stockholder of the Company, filed a derivative complaint in the United States District Court for the Middle District of Tennessee naming the Company as a nominal defendant and certain current and former directors and officers as defendants (the “Cobb Lawsuit”). The complaint asserts claims for breach of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, and waste of corporate assets, largely tracking the factual allegations in the Strougo Lawsuit. The plaintiff seeks monetary damages on behalf of the Company, restitution, and certain corporate governance and internal procedural reforms. On June 9, 2020, the United States Magistrate Judge approved the parties’ stipulation to stay the case pending the resolution of defendants’ motion to dismiss in the Strougo Lawsuit. On August 23, 2021, the parties submitted another joint stipulation proposing to further extend the stay.

In July 2020, three putative derivative complaints were filed in the United States District Court for the District of Delaware by the following individuals claiming to be stockholders of the Company: Patrick Yerby, Thomas R. Conte, Melvyn Klein, and Mark Ridendour (the “Delaware Derivative Lawsuits”).  The complaints largely track the allegations, named defendants, asserted claims, and requested relief of the Cobb Lawsuit. The three Delaware Derivative Lawsuits have been consolidated.  On August 24, 2021, the court entered an order staying the case.

Given the uncertainty of litigation and the preliminary stage of the Strougo Lawsuit, Cobb Lawsuit, and Delaware Derivative Lawsuits, we are not currently able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any.  We intend to vigorously defend ourselves against these lawsuits.

Trademark Lawsuit: Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two former subsidiaries of the Company: Nutrisystem, Inc. and Nutri/System IPHC, Inc. In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint.  On July 23, 2021, the Court granted the defendant’s motion for summary judgment dismissing certain of plaintiff’s damages claims, namely any claim for royalty damages and claims related to profits based on reverse confusion.  The case is currently set for trial on March 1, 2022.  In connection with the sale of Nutrisystem, the Company agreed to indemnify Kainos for losses arising out of this matter and retained the right to control the defense thereof.  Given the uncertainty of litigation and the preliminary stage of the case, we are currently not able to predict the probable outcome of the matter or to reasonably estimate a range of potential loss, if any. We intend to vigorously defend ourselves against this complaint.

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

10. Investment in Equity Securities

At December 31, 2020 and during the first two quarters of 2021, we owned 159,309 shares of common stock of a predecessor (“Legacy Sharecare”) of Sharecare, Inc. (“Sharecare”) that we acquired in connection with the sale of our total population health services business to Legacy Sharecare in July 2016. These shares did not have a readily determinable fair value through June 30, 2021. As permitted under ASC 321, “Investments – Equity Securities” (“ASC 321”), we elected to measure such shares at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (of which there were none). The carrying value of the shares at December 31, 2020 of $10.8 million was reported in “Other assets” on our consolidated balance sheet in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”) but has been reclassified in this report to a new line item,

“Investment in equity securities, long-term.”

On February 12, 2021, Legacy Sharecare announced that it had entered into a merger agreement with Falcon Capital Acquisition Corp. (“FCAC”) and FCAC Merger Sub, Inc. (“Merger Sub”) pursuant to which Legacy Sharecare would merge with and into Merger Sub with Sharecare surviving as a wholly owned subsidiary of FCAC (the “Sharecare Transaction”).  The Sharecare Transaction was consummated effective July 1, 2021. As a result, our shares of common stock of Legacy Sharecare were converted into shares of common stock of Sharecare (“Sharecare Common Stock”), with 2.4% of such shares being converted into and paid to us in cash. Consequently, in July 2021, we received $2.7 million in cash as well as 11,079,331 shares of Sharecare Common Stock (“Sharecare Investment”).  Our cost basis in the Sharecare Investment is $10.5 million or $0.95 average cost per share. Sharecare Common Stock began trading on The Nasdaq Stock Market LLC on July 2, 2021 under the trading symbol “SHCR”.

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

Subsequent to the consummation of the Sharecare Transaction in July 2021, the fair value of the Sharecare Investment became readily determinable. Accordingly, beginning in July 2021, we carry the Sharecare Investment on our consolidated balance sheet at fair value, and we recognize any changes in fair value of the Sharecare Investment in net income as unrealized gains or losses, as required under ASC 321. At September 30, 2021, the Sharecare Investment is reported as a current asset on our consolidated balance sheet in “Investment in equity securities”. During the three and nine months ended September 30, 2021, we recorded a realized gain of $2.5 million based on the $2.7 million cash proceeds received from the Sharecare Transaction, and we recorded an unrealized gain of $80.7 million based on the change in fair value of the Sharecare Investment. The realized and unrealized gain were each recorded to other (income) expense, net (see Note 15).

At June 30, 2021, we provided a valuation allowance for $149.6 million of deferred tax assets related to capital loss carryforwards.  During the third quarter of 2021, based on the positive evidence provided by the capital gains realized in the current year and anticipated to be realized from a future disposal of the Sharecare Investment that would allow a portion of these capital loss carryforwards to reduce taxable income, we reversed $21.2 million of such valuation allowance, resulting in an income tax benefit that fully offset the income tax expense that would otherwise result from the combined realized and unrealized gains of $83.1 million. Therefore, there was no net income tax expense associated with the realized and unrealized gains related to the Sharecare Investment during the third quarter of 2021.  The majority of these capital loss carryforwards expire on December 31, 2025, if unused.  We expect to dispose of the Sharecare Investment prior to the expiration of the capital loss carryforwards.
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
Level 3:	Unobservable inputs that are supported by little or no market activity and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investment in equity securities (1)	$91,183	$—	$91,183	$—	$—	$—
Total assets	$91,183	$—	$91,183	$—	$—	$—

Liabilities:
Derivatives designated as effective hedging instruments
Interest rate swap agreements	$—	$13,266	$13,266	$—	$20,377	$20,377

Non-designated derivatives
Interest rate swap agreements	$—	$10,582	$10,582	$—	$16,260	$16,260

Total liabilities	$—	$23,848	$23,848	$—	$36,637	$36,637

(1)	Reflects ownership of Sharecare Common Stock, as described in Note 10. At September 30, 2021, we held 11,079,331 shares of Sharecare Common Stock.

The fair value of the Sharecare Investment is determined based on the closing price of Sharecare’s common stock on the last trading day of the reporting period.

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

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at September 30, 2021 was as follows:

Cash and cash equivalents – The carrying amount of $51.8 million approximates fair value due to the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a term loan facility and a revolving credit facility (see Note 8), is determined based on the fair value hierarchy as discussed above.

The Term Loan B is actively traded and therefore is classified as a Level 1 valuation. The estimated fair value is based on an average of quotes as of September 30, 2021 from dealers who stand ready and willing to transact at those prices. We use a mid-market pricing convention (i.e., the mid-point of average bid and ask prices). The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments. The estimated fair value and carrying amount of outstanding borrowings under the Term Loan B (excluding original issue discount and deferred loan costs) were $400.5 million and $399.0 million, respectively. There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2021.
12.	Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk and Non-Designated Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at September 30, 2021, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

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

In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024 and was initially designated as an effective cash flow hedge.  Under these agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt. As a result, we concluded that five of our eight interest rate swaps no longer qualified for hedge accounting treatment. Accordingly, in the fourth quarter of 2020 we de-designated these five derivatives (“de-designated swaps”) and accelerated the reclassification of deferred gains and losses in accumulated OCI to income (loss) from discontinued operations as a result of the hedged forecasted transactions becoming probable not to occur. Upon de-designation in the fourth quarter of 2020, we recognized a pre-tax loss of $14.3 million in income (loss) from discontinued operations.

Additionally, upon de-designation in October 2020, we froze $3.2 million of previously deferred losses in accumulated OCI related to forecasted payments that are probable of occurring. We reclassify such deferred losses from accumulated OCI into earnings as an adjustment to interest expense during periods in which the forecasted transactions impact earnings, consistent with hedge accounting treatment. In the event that the related forecasted payments are probable of not occurring, the related loss in accumulated OCI will be recognized in earnings immediately.

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

At September 30, 2021, our interest rate swap agreements designated as effective cash flow hedges had current notional amounts totaling $388.9 million, and our de-designated interest rate swap agreements had current notional amounts totaling $311.1 million.

We record all derivatives at estimated fair value in the consolidated balance sheet. Gains and losses on derivatives designated as effective cash flow hedges are recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to cash flow hedge derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt. As of September 30, 2021, we expect to reclassify $8.1 million, pre-tax, from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt. Gains and losses on derivatives de-designated as effective cash flow hedges are recorded in the consolidated statement of operations as other (income) expense, net.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at September 30, 2021 and December 31, 2020 were as follows:

(In thousands)	September 30, 2021	December 31, 2020
Liabilities:
Derivatives designated as effective hedging instruments:
Current portion of long-term liabilities	$7,360	$8,205
Other long-term liabilities	5,906	12,172
	$13,266	$20,377

Non-designated derivatives:
Current portion of long-term liabilities	$5,873	$6,548
Other long-term liabilities	4,709	9,712
	$10,582	$16,260

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of September 30, 2021 and 2020:

(In thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Derivatives designated as effective hedging instruments:
Loss (gain) related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	$239	$396	$(851)	$33,168
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(2,124)	(4,219)	(6,261)	(8,823)

Non-designated derivatives:
Previously deferred loss on interest rate swap agreements reclassified from accumulated OCI to interest expense, gross of tax effect	$(97)	$—	$(547)	$—
Total other comprehensive (income) loss, gross of tax	$(1,982)	$(3,823)	$(7,659)	$24,345

The following table presents the impact that non-designated derivatives had on our consolidated statement of operations for the three and nine months ended September 30, 2021:

(In thousands)	Statement of Operations Classification	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest rate swap agreements:
Net loss (gain) related to ineffective portion of derivatives, gross of tax effect	Other (income) expense, net	$191	$(680)
Previously deferred loss related to de-designated swaps reclassified from accumulated OCI, gross of tax effect	Interest expense	97	547
		$288	$(133)

13.Earnings (Loss) Per Share

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

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

(In thousands except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations - numerator for earnings (loss) per share	$103,699	$16,751	$132,414	$42,227
Loss from discontinued operations - numerator for earnings (loss) per share	(932)	(59,168)	(2,154)	(254,240)
Net income (loss)	$102,767	$(42,417)	$130,260	$(212,013)

Denominator:
Shares used for basic income (loss) per share	49,732	48,783	49,490	48,702
Effect of dilutive stock options and stock units outstanding:
Non-qualified stock options	45	27	58	27
Restricted stock units	343	564	610	268
Performance-based stock units	72	27	67	20
Market stock units	168	—	176	—
Shares used for diluted income (loss) per share	50,360	49,401	50,401	49,017

Earnings (loss) per share - basic:
Continuing operations	$2.09	$0.34	$2.68	$0.87
Discontinued operations	$(0.02)	$(1.21)	$(0.04)	$(5.22)
Net income (loss) (1)	$2.07	$(0.87)	$2.63	$(4.35)

Earnings (loss) per share - diluted:
Continuing operations	$2.06	$0.34	$2.63	$0.86
Discontinued operations	$(0.02)	$(1.20)	$(0.04)	$(5.19)
Net income (loss) (1)	$2.04	$(0.86)	$2.58	$(4.33)

Dilutive securities outstanding not included in the computation of earnings per share because their effect is anti-dilutive:
Non-qualified stock options	213	110	228	154
Restricted stock units	65	95	25	314
Restricted stock awards	—	19	—	30
Performance-based stock units	—	—	—	32
Market-based stock units	—	150	—	66

(1)	Figures may not add due to rounding.

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share as the performance criteria had not been met as of the end of the applicable reporting period.

14. Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the nine months ended September 30, 2021 and 2020:

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2021	$(17,389)
Other comprehensive income (loss) before reclassifications, net of tax of $217	634
Amounts reclassified from accumulated OCI, net of tax of $1,739	5,069
Accumulated OCI, net of tax, as of September 30, 2021	$(11,686)

(In thousands)	Net Change in Fair Value of Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $8,471	(24,697)
Amounts reclassified from accumulated OCI, net of tax of $2,253	6,570
Accumulated OCI, net of tax, as of September 30, 2020	$(30,218)

The following table presents details about reclassifications out of accumulated OCI for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	Statement of Operations Classification
Interest rate swaps	$6,808	$8,823	Interest expense
	(1,739)	(2,253)	Income tax expense
Total amounts reclassified from accumulated OCI	$5,069	$6,570	Net of tax

See Note 12 for a further discussion of our interest rate swaps.

15. Other (Income) Expense, Net

The following table shows the detail of Other (income) expense, net for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2021	2021
Unrealized gain on investment in equity securities (Note 10)	$(80,669)	$(80,669)
Realized gain on investment in equity securities (Note 10)	(2,469)	(2,469)
Unrealized loss (gain) related to ineffective portion of derivatives (Note 12)	191	(680)
Other (income) expense, net	$(82,947)	$(83,818)

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

COVID-19

In January 2020, the Secretary of the U.S. Department of Health and Human Services declared a national public health emergency due to a novel strain of coronavirus, which causes the disease known as “COVID-19.”  In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic.  By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on our results of operations for the first quarter of 2020 and beyond because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location.  Some locations began reopening in May 2020 and additional locations reopened in June and throughout the remainder of 2020.  SilverSneakers in-person visits totaled 16.4 million for the third quarter of 2021, compared to 8.6 million and 14.5 million for the third quarter of 2020 and the second quarter of 2021, respectively.  In addition, while the number of active subscribers for Prime Fitness declined from April through December 2020, as of September 30, 2021, it has increased slightly since the beginning of the year, and we expect it to stabilize for the rest of 2021.

As fitness locations closed as a result of the pandemic, we quickly adapted to the changing needs of our members and clients by launching a new and dynamic suite of virtual offerings beginning in March 2020, which we will continue to offer.  Virtual visits were 0.5 million and 0.7 million for the three months ended September 30, 2020 and 2021, respectively.  We believe these digital offerings not only allow our currently homebound members to stay active and connected with the help of SilverSneakers but that they will also be a critical contributor to our new digitally-enabled member engagement platform going forward.

Overview

Tivity Health, Inc. was founded and incorporated in Delaware in 1981.  Through our programs SilverSneakers, Prime Fitness, and WholeHealth Living, we are focused on becoming the modern destination for healthy living, especially for seniors and older adults.

We offer SilverSneakers to members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  Our fitness networks encompass over 16,000 partner locations and nearly 1,000 alternative locations that provide classes outside of traditional fitness centers. We also offer virtual fitness experiences, including live instructor-led classes.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to complementary, alternative, and physical medicine.  Our WholeHealth Living network includes relationships with over 23,000 complementary, alternative, and physical medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

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

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, financial condition, business strategies, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

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

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	changes in fair value of the Sharecare Investment and the expected timing and amount of cash proceeds from the disposition of this investment;

•	the expected timing, amount, and impact of any share repurchases made by the Company;

•	our ability to attract, hire, or retain key personnel or other qualified employees and to control labor costs;

•	the effectiveness of the reorganization of our business and our ability to realize the anticipated benefits;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

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

•

counterparty risk associated with our interest rate swap agreements and changes in fair value of certain interest rate swap agreements that no longer qualify for hedge accounting treatment (“de-designated swaps”); and

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term. Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. There was no material revenue recognized during the three and nine months ended September 30, 2021 from performance obligations satisfied in a prior period.

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

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows are affected by economic factors.  For the three and nine months ended September 30, 2021, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised approximately 76% and 75%, respectively, of revenues from continuing operations, while revenue from our Prime Fitness program comprised approximately 19% and 20%, respectively, of revenues from continuing operations, and our WholeHealth Living program comprised approximately 5%, for each period, of revenue from continuing operations.

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

Following the divestiture of Nutrisystem, we have only one reportable segment and therefore no longer review and analyze revenues on a segment-level basis or adjusted EBITDA on a segment-level basis as KPIs. Instead, we review and analyze revenues from continuing operations and adjusted EBITDA from continuing operations.  We updated our definition of adjusted EBITDA as follows: (i) during the first quarter of 2021 to exclude other (income) expense related to de-designated swaps; (ii) during the second quarter of 2021 to exclude loss on extinguishment and modification of debt; and (iii) during the third quarter of 2021 to exclude other (income) expense related to realized and unrealized gains and losses on our Sharecare Investment.  We consider such items to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding these items provides increased transparency as to the operating costs of our current business performance. We did not revise the prior periods’ Adjusted EBITDA amounts because there were no costs similar in nature to these items.

Additionally, beginning in the fourth quarter of 2020, we revised the definition of free cash flow such that it is reduced by settlement on derivatives not designated as hedges, a new item for 2020 that did not exist in prior periods. Settlement on derivatives not designated as hedges arose in 2020 due to the de-designation of certain interest rate swaps in the fourth quarter of 2020 in connection with the repayment of a portion of the principal on the term loans under our Prior Credit Agreement, as further described in Note 12 of the notes to consolidated financial statements included in this report. We believe it is appropriate to exclude settlement on derivatives not designated as hedges from free cash flow because these payments are similar to interest payments (which are reflected in cash flow from operating activities) and they reduce our cash available to repay debt or make other investments. Beginning in the third quarter of 2021, we further revised the definition of free cash flow such that it includes proceeds from the sale of equity securities.  We believe it is appropriate to include such proceeds in free cash flow because they are available to be used to support our business.

(In $000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from continuing operations	$126,289	$95,481	$354,444	$337,096
Adjusted EBITDA from continuing operations	40,466	40,965	123,161	112,686
Adjusted EBITDA as a percentage of revenues from continuing operations	32.0%	42.9%	34.7%	33.4%

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

•

Adjusted EBITDA is a non-GAAP measure and is defined by the Company as earnings before interest, taxes, depreciation and amortization, acquisition, integration, project and CEO transition costs, restructuring charges, loss on extinguishment and modification of debt, and other (income) expense.  We believe adjusted EBITDA provides investors a helpful measure for comparing our operating performance with our historical operating results as well as the performance of other companies that may have different financing and capital structures or tax rates. We believe it is a useful indicator of the operational strength and performance of our business.  Because adjusted EBITDA may be defined differently by other companies in our industry, the financial measure presented herein may not be comparable to similarly titled measures of other companies.  A reconciliation of adjusted EBITDA to income from continuing operations (the most comparable U.S. GAAP measure) is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Income from continuing operations, GAAP basis	$103,699	$16,751	$132,414	$42,227
Income tax expense	8,925	6,486	16,731	16,379
Interest expense	7,352	10,258	27,508	32,782
Depreciation expense	2,756	2,662	8,179	7,102
EBITDA from continuing operations, non-GAAP basis (1)	$122,732	$36,157	$184,832	$98,490
Acquisition, integration, project and CEO transition costs (2)	681	3,701	3,120	11,780
Restructuring charges (3)	—	1,107	—	2,416
Loss on extinguishment and modification of debt (4)	—	—	19,027	—
Other (income) expense (5)	(82,947)	—	(83,818)	—
Adjusted EBITDA from continuing operations, non-GAAP basis (5)	$40,466	$40,965	$123,161	$112,686

(1)

EBITDA from continuing operations is a non-GAAP financial measure.  We believe it is useful to investors to provide disclosures of our operating results and guidance on the same basis as that used by management.  You should not consider EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.

(2)

Acquisition, integration, project, and CEO transition costs consist of pre-tax charges of $681 and $3,701 for the three months ended September 30, 2021 and 2020, respectively, and pre-tax charges of $3,120 and $11,780 for the nine months ended September 30, 2021 and 2020, respectively, primarily incurred in connection with the acquisition and integration of Nutrisystem and other strategic projects and with the termination of our former CEO in February 2020 and the hiring of our new CEO in June 2020.

(3)

Restructuring charges consist of pre-tax charges of $1,107 for the three months ended September 30, 2020 related to optimizing for growth and executing on our new strategy (“2020 Restructuring Plan”).  Restructuring charges for the nine months ended September 30, 2020 consist of pre-tax charges of $2,416, primarily related to the 2020 Restructuring Plan, a reorganization plan to eliminate certain compensation costs in response to the COVID-19 pandemic, and a restructuring of corporate support infrastructure and executive leadership.

(4)

Loss on extinguishment and modification of debt consists of pre-tax charges of $19,027 for the nine months ended September 30, 2021 related to our entering into the new Credit Agreement on June 30, 2021, as further described in Note 8 of the notes to consolidated financial statements included in this report.

(5)

Other (income) expense consists of pre-tax income of ($82,947) and ($83,818) for the three and nine months ended September 30, 2021, respectively, related to (i) realized and unrealized gains on our Sharecare Investment, as further described in Note 10 of the notes to consolidated financial statements included in this report, and (ii) certain interest rate swap agreements that no longer qualify for hedge accounting treatment (“de-designated swaps”) and require changes in fair value to be recognized each period in current earnings, as further described in Note 12 of the notes to consolidated financial statements included in this report.

(6)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure.  We exclude acquisition, integration, project, and CEO transition costs, restructuring charges, loss on extinguishment and modification of debt, and other (income) expense from this measure because of its comparability to our historical operating results.  We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider Adjusted EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.  Additionally, because Adjusted EBITDA from continuing operations may be defined differently by other companies in the Company’s industry, the non-GAAP financial measure presented here may not be comparable to similarly titled measures of other companies.

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

(In thousands)	Nine Months Ended September 30,
	2021	2020
Net cash flows provided by operating activities	$65,222	$164,952
Acquisition of property and equipment	(6,654)	(13,265)
Settlement on derivatives not designated as hedges	(4,996)	—
Proceeds from sale of equity securities	2,728	—
Free cash flow	$56,300	$151,687

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

Executive Overview of Results

The key financial results for the three and nine months ended September 30, 2021 are:

•	Revenues from continuing operations of $126.3 million for the three months ended September 30, 2021 compared to $95.5 million for the three months ended September 30, 2020.

•	Revenues from continuing operations of $354.4 million for the nine months ended September 30, 2021 compared to $337.1 million for the nine months ended September 30, 2020.

•

Pre-tax income from continuing operations of $112.6 million for the three months ended September 30, 2021 compared to $23.2 million for the three months ended September 30, 2020.  Pre-tax income for the three months ended September 30, 2021 includes:

o	$80.7 million of unrealized gains related to our Sharecare Investment, compared to $0 for the same period in 2020;
o	$2.5 million of realized gains related to our Sharecare Investment, compared to $0 for the same period in 2020;
o	$0.7 million of acquisition, integration, project, and CEO transition costs compared to $3.7 million for the same period in 2020; and
o	$0.0 million of restructuring and related charges compared to $1.1 million for the same period in 2020.

•

Pre-tax income from continuing operations of $149.1 million for the nine months ended September 30, 2021 compared to $58.6 million for the nine months ended September 30, 2020.  Pre-tax income for the nine months ended September 30, 2021 includes:

o	$80.7 million of unrealized gains related to our Sharecare Investment, compared to $0 for the same period in 2020;
o	$19.0 million of loss on extinguishment and modification of debt, compared to $0 for the same period in 2020;
o	$4.0 million of marketing expenses compared to $9.0 million for the same period in 2020;
o	$3.1 million of acquisition, integration, project, and CEO transition costs compared to $11.8 million for the same period in 2020;
o	$2.5 million of realized gains related to our Sharecare Investment, compared to $0 for the same period in 2020; and
o	$0.0 million of restructuring and related charges compared to $2.4 million for the same period in 2020.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 expressed as a percentage of revenues from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation included below)	59.0%	49.8%	56.5%	58.3%
Marketing expenses	1.1%	1.0%	1.1%	2.7%
Selling, general and administrative expenses	8.4%	10.1%	8.5%	9.1%
Depreciation expense	2.2%	2.8%	2.3%	2.1%
Restructuring and related charges	0.0%	1.2%	0.0%	0.7%
Operating income (1)	29.3%	35.1%	31.6%	27.1%

Interest expense	5.8%	10.7%	7.8%	9.7%
Loss on extinguishment and modification of debt	0.0%	0.0%	5.4%	0.0%
Other (income) expense, net	(65.7)%	0.0%	(23.6)%	0.0%
Total non-operating (income) expense, net (1)	(59.9)%	10.7%	(10.5)%	9.7%
Income before income taxes (1)	89.2%	24.3%	42.1%	17.4%

Income tax expense	7.1%	6.8%	4.7%	4.9%
Income from continuing operations (1)	82.1%	17.5%	37.4%	12.5%

(1)	Figures may not add due to rounding.

Revenues

Revenues from continuing operations were $126.3 million for the third quarter of 2021 compared to $95.5 million for the same period in 2020, an increase of $30.8 million, primarily as a result of a net increase in SilverSneakers revenue of $27.2 million driven by an increase in revenue-generating visits as the effects of the COVID-19 pandemic lessened compared to the prior year period.  For the third quarter of 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels.  As a result, revenues from PMPM fees represented 59% of SilverSneakers revenue for the three months ended September 30, 2020, compared to 44% for the same period in 2021.

Revenues from continuing operations were $354.4 million for the nine months ended September 30, 2021 compared to $337.1 million for the same period in 2020, an increase of $17.3 million, primarily as a result of a net increase in SilverSneakers revenue of $27.0 million driven by an increase in revenue-generating visits as the effects of the COVID-19 pandemic lessened compared to the prior year period.  Beginning in March 2020, substantially all of our fitness partner locations temporarily closed, with some locations reopening in May and June and throughout the third quarter of 2020.  For the nine months ended September 30, 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels.  As a result, revenues from PMPM fees represented 53% of SilverSneakers revenue for the nine months ended September 30, 2020, compared to 48% for the same period in 2021.  This increase was partially offset by net decreases of (i) $6.8 million due to other revenue earned during the second quarter of 2020 (that did not recur in 2021) from a program with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic, and (ii) $3.3 million in Prime Fitness revenue due to a decrease in active subscribers for the nine months ended September 30, 2021 compared to the same period in 2020.

Cost of Revenue

Cost of revenue from continuing operations (excluding depreciation) (“cost of revenue”) as a percentage of revenues increased from the three months ended September 30, 2020 (49.8%) to the three months ended September 30, 2021 (59.0%), primarily due to an increase in participation levels, which led to higher visit costs as a percentage of revenues, particularly revenues from PMPM fees. This increase was slightly offset by a decrease in cost of revenue as a percentage of revenues due to the fixed nature of certain costs that do not fluctuate with changes in revenue.  These costs represented a lower percentage of revenue during the three months ended September 30, 2021 due to the increase in revenue compared to the same period in 2020.

Cost of revenue as a percentage of revenues decreased from the nine months ended September 30, 2020 (58.3%) to the nine months ended September 30, 2021 (56.5%), primarily due to (i) a net decrease in salaries and benefits resulting from organizational changes completed in the second half of 2020, (ii) the fixed nature of certain costs that do not increase proportionately with increases in revenue, as explained above, and (iii) a decrease in acquisition, integration, and project costs.

Marketing Expenses

Marketing expenses from continuing operations as a percentage of revenues did not change materially from the three months ended September 30, 2020 (1.0%) to the three months ended September 30, 2021 (1.1%).

Marketing expenses from continuing operations as a percentage of revenues decreased from the nine months ended September 30, 2020 (2.7%) to the nine months ended September 30, 2021 (1.1%), primarily due to decreased spending in the first quarter of 2021 on SilverSneakers television advertising, due in part to the COVID-19 pandemic as well as a shift in our media mix towards more targeted digital marketing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from the three months ended September 30, 2020 (10.1%) to the three months ended September 30, 2021 (8.4%) primarily due to decreases in (i) acquisition, integration, and project costs, and (ii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020.  These decreases were partially offset by increases in (i) costs to advance our strategy, such as our new omnichannel marketing platform, and (ii) short-term incentive compensation due to the Company’s expected financial performance against established targets.

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased slightly from the nine months ended September 30, 2020 (9.1%) to the nine months ended September 30, 2021 (8.5%) primarily due to decreases in (i) acquisition, integration, and project costs, (ii) CEO transition-

related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020, and (iii) legal and other professional fees.  These decreases were partially offset by increases in (i) costs to advance our strategy, such as our new omnichannel marketing platform, and (ii) share-based compensation expense due to (a) the timing and design of annual long-term incentive awards, and (b) grants of long-term incentive awards in May 2020 and August 2020 to the Company’s Board of Directors, executive officers, and certain other employees, all of whose cash compensation was reduced for a significant portion of 2020 in order to preserve liquidity and manage cash flow in response to the COVID-19 pandemic, with the value of such grants being equal as closely as reasonably possible to the amount of the cash compensation reduction.

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

2020 Restructuring Plan

During the third quarter of 2020, we began a reorganization plan primarily related to optimizing for growth and executing on our new strategy (“2020 Restructuring Plan”).  The 2020 Restructuring Plan concluded during the fourth quarter of 2020.

We incurred restructuring charges under each of the 2019 Restructuring Plan, the 2020 COVID Restructuring Plan, and the 2020 Restructuring Plan as set forth below.  These expenses consist entirely of severance and other employee-related costs.

(In millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Cumulative To Date

2019 Restructuring Plan	$—	$0.5	$2.4
2020 COVID Restructuring Plan	—	0.8	0.8
2020 Restructuring Plan	1.1	1.1	3.1
	$1.1	$2.4	$6.3

Depreciation Expense

Depreciation expense from continuing operations did not change materially for the three months ended September 30, 2021 compared to the same period in 2020.  Depreciation expense from continuing operations increased by $1.1 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an increase in the amount of depreciable computer software.

Interest Expense

Interest expense from continuing operations decreased by $2.9 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily driven by a decrease in cash interest due to (i) a lower average level of outstanding borrowings in 2021 compared to 2020 and (ii) a reduction in the LIBOR margin for Term B Loans under the Credit Agreement compared to the Prior Credit Agreement.

Interest expense from continuing operations decreased by $5.3 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by a decrease in cash interest due to (i) a lower average level of outstanding borrowings in 2021 compared to 2020 and (ii) a reduction in the LIBOR margin for Term B Loans under the Credit Agreement compared to the Prior Credit Agreement.  This decrease was partially offset by an increase in non-cash interest related to accelerated amortization of original issue discount and deferred loan costs under the Prior Credit Agreement due to voluntary prepayments.

Loss on Extinguishment and Modification of Debt

Upon execution of the Credit Agreement on June 30, 2021, we recorded a loss on extinguishment of debt of $18.2 million.  In addition, we incurred third-party costs of $0.8 million, which were recorded as loss on modification of debt.  See Note 8 of the notes to consolidated financial statements included in this report for further information.

Other (Income) Expense, Net

Other (income) expense, net was ($82.9) million and ($83.8) million for the three and nine months ended September 30, 2021, respectively, compared to $0 for the same periods in 2020 due to (i) realized and unrealized gains on our Sharecare Investment, as further described in Note 10 of the notes to consolidated financial statements included in this report, and (ii) mark-to-market adjustments on certain interest rate swap agreements that, effective in the fourth quarter of 2020, no longer qualify for hedge accounting treatment (“de-designated swaps”).  Changes in fair value of the de-designated swaps are required to be recognized each period in current earnings.  The combined unrealized and realized gains on our Sharecare Investment of $83.1 million increased earnings per diluted share by $1.65 during the three and nine months ended September 30, 2021.

Income Tax Expense

See Note 6 of the notes to consolidated financial statements in this report for a discussion of income tax expense from continuing operations.

Liquidity and Capital Resources

Overview

As of September 30, 2021, outstanding debt under the Credit Agreement was $385.1 million, which represented $399.0 million of principal on the Term Loan B less deferred loan costs and original issue discount, and we had $51.8 million of cash and cash equivalents.

As of September 30, 2021, we had working capital of $136.5 million, including the Sharecare Investment of $91.2 million, which is subject to restrictions on resale as further described in Note 10 of the notes to consolidated financial statements included in this report.  While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for the remainder of 2021 and beyond, as of the date of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from, any one or series of such transactions.  As of September 30, 2021, availability under the Revolving Credit Facility totaled $99.5 million as calculated under the most restrictive covenant.

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

With respect to the Revolving Credit Facility, the Credit Agreement contains a financial covenant that requires us to comply with a specified maximum First Lien Net Leverage Ratio if utilization of the Revolving Credit Facility exceeds a specified level as of the last day of any period of four consecutive fiscal quarters (which level was not exceeded as of September 30, 2021). The Credit Agreement also contains various other affirmative and negative covenants customary for financings of this type, as further described in Note 8 of the notes to consolidated financial statements included in this report.  As of September 30, 2021, we were in compliance with all of the financial covenant requirements of the Credit Agreement.

Based on our current assumptions with respect to the COVID-19 pandemic, including, among other things, the outstanding principal on the term loan under our Credit Agreement and the anticipated average monthly total participation levels of our members at our fitness partner locations, we currently believe we will be in compliance with the covenants under the Credit Agreement over the next 12 months.

Cash Flows Provided by Operating Activities

Operating activities during the nine months ended September 30, 2021 provided cash of $65.2 million compared to $165.0 million during the nine months ended September 30, 2020. The decrease is primarily due to (i) reduced cash flows from operating activities from Nutrisystem, which we sold in December 2020, and (ii) reduced cash collections on accounts receivable, primarily due to the fact that collections during the first several months of 2020 were related to billable visits that occurred prior to the negative impacts on our business from the COVID-19 pandemic and were therefore significantly higher than the same period in 2021. These reductions were partially offset by decreased payments related to visit costs, interest, and income taxes.

Cash Flows Used in Investing Activities

Investing activities during the nine months ended September 30, 2021 used $6.2 million in cash, compared to $13.3 million during the nine months ended September 30, 2020, primarily due to (i) a decrease in capital expenditures, (ii) proceeds received in 2021 upon final settlement of the post-closing working capital adjustment related to the sale of Nutrisystem, as described in Note 3 of the notes to consolidated financial statements included in this report, and (iii) proceeds received in 2021 from the sale of equity securities, as described in Note 10 of the notes to consolidated financial statements included in this report. These changes were partially offset by settlement payments on non-designated derivatives.

Cash Flows Used in Financing Activities

Financing activities during the nine months ended September 30, 2021 used $107.7 million of cash, compared to $97.7 million during the nine months ended September 30, 2020.  This change is primarily due to a higher amount of net payments under the Prior Credit Agreement and the Credit Agreement during the nine months ended September 30, 2021.

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

On June 30, 2021, we entered into the Credit Agreement and repaid all of the outstanding indebtedness under the Prior Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates based on a margin or spread in excess of either (1) one-month, three-month or six-month LIBOR (or, if available to all lenders holding the particular class of loans, 12-month LIBOR), which may not be less than 0.00%, or (2) the greatest of (a) the prime lending rate of the agent bank for the particular facility, (b) the federal funds rate plus 0.50%, and (c) one-month LIBOR plus 1.00% (the “Base Rate”), as selected by the Company. The Base Rate may not be less than 1.00%. The LIBOR margin for Term Loan B loans is 4.25% and the LIBOR margin for revolving loans varies between 4.25% and 3.75% depending on our First Lien Net Leverage Ratio (as defined in the Credit Agreement). The Base Rate margin for Term Loan B loans is 3.25%, and the Base Rate margin for revolving loans varies between 3.25% and 2.75%, depending on our First Lien Net Leverage Ratio.

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

The Prior Credit Agreement, the Credit Agreement, and each of the interest rate swap agreements contain a zero percent “floor” with respect to LIBOR (i.e., if the LIBOR rate is negative it will be deemed to be zero). Our exposure to interest rate risk is capped by such floor. During the nine months ended September 30, 2021, the actual LIBOR rates under these agreements ranged between 0.08% and 0.15%. For the nine months ended September 30, 2021, a hypothetical 100-basis point decrease in LIBOR, subject to a zero percent floor, would have decreased our net cash flows by $0.2 million, which reflects increased payments on our interest rate swaps (for which we pay a fixed interest rate of approximately 2.2% and receive a variable interest rate based on LIBOR), partially offset by lower interest payments on variable rate debt outstanding under the Prior Credit Agreement and the Credit Agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2021.  They are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

See Note 9 of the notes to consolidated financial statements included in this report for discussion of recent legal proceedings.

Item 1A. Risk Factors

In addition to the risks and uncertainties described below and other information set forth in this report, you should carefully consider the risks and uncertainties previously reported under the caption Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K, and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter 2021 Form 10-Q”), the occurrence of which could materially and adversely affect our business, prospects, financial condition and operating results. The risks previously reported and described in the 2020 Form 10-K, the First Quarter 2021 Form 10-Q, and in this report do not describe all risks applicable to us and are intended only as a summary of certain material factors that could impact our operations in the industry in which we operate. In addition to our risk factors previously disclosed in our 2020 Form 10-K and the First Quarter 2021 Form 10-Q, our risk factors also include the following additional risk factors.

The Sharecare Investment is subject to certain risks and could experience volatility or losses.

In July 2021, we received 11,079,331 shares of Sharecare Common Stock as a result of the Sharecare Transaction. Our cost basis in these shares is $10.5 million, or $0.95 per share. Since July 2021, we carry the Sharecare Investment on our consolidated balance sheet at fair value, and we recognize any changes in fair value of the Sharecare Investment in net income as unrealized gains or losses, as required under ASC 321.  Changes in the fair value of the Sharecare Investment could have a material adverse effect on the Company’s results of operations and financial condition.  For example, based on the 11,079,331 shares currently held, a decrease of $1.00 in the price per share of the Sharecare Common Stock would result in an unrealized loss of $11.1 million; such loss would not be reduced by an offsetting tax benefit if recognized prior to December 31, 2025, because the valuation allowance on our deferred tax assets related to capital loss carryforwards would also increase.

The Sharecare Investment is subject to restrictions on resale, including a customary lockup period, and is subject to certain economic and financial market risks.  The timing and the amount of cash proceeds as well as the realized gain or loss, resulting from any potential disposition of all or a portion of the Sharecare Investment following the expiration of the lockup period are uncertain. The disposition of all or a portion of the Sharecare Investment would result in a realized loss only if it were sold at a price below the Company’s cost basis of $0.95 per share.  Further, if the disposition of all or a portion of the Sharecare Investment occurs after the expiration of the majority of our capital loss carryforwards on December 31, 2025, any gain recognized from such a disposition will be fully subject to U.S. federal and state income tax. The risk of volatility or loss associated with the Sharecare Investment could be increased during periods of instability in financial markets and economic conditions, such as the COVID-19 pandemic.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In September 2021, our board of directors approved a new stock repurchase program authorizing the repurchase of up to $100 million of our common stock. The repurchase program does not have an expiration date, and we are not obligated to repurchase a specified number or dollar value of shares, on any particular timetable or at all. There can be no assurance that we will repurchase stock at favorable prices. The stock repurchase program may be modified, suspended, or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No stock repurchases were made during the three months ended September 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/2021 - 7/30/2021	—	$—	—	$—
8/1/2021 - 8/31/2021	—	—	—	—
9/1/2021 - 9/30/2021	—	—	—	100,000,000
Total	—	$—
(1)

On September 27, 2021, we announced that our board of directors authorized a $100 million share repurchase program. The program authorizes repurchases from time to time using a variety of methods, including pursuant to a Rule 10b5-1 plan, open market purchases, block trades and privately negotiated transactions, all in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The timing and number of shares repurchased is determined by the board of directors based on an ongoing assessment of the capital needs of the business, the market price of the Company’s stock, general business and market conditions, and alternative investment opportunities. The repurchase program may be modified or terminated by the Company’s board of directors at any time and does not have an expiration date.

Item 6. Exhibits

(a)	Exhibits

10.1

Separation Benefits Program for Section 16 Officers, dated September 22, 2021 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2021, File No. 000-19364]

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders' Equity (Deficit); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101 hereto)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tivity Health, Inc.
(Registrant)

Date:	November 5, 2021	By	/s/ Adam C. Holland

Chief Financial Officer
(Principal Financial Officer)