Form 10-K
period 2021-12-31
TIVITY HEALTH, INC.
filed 2022-02-25
CIK 704415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.2 billion based on the price at which the shares were last sold for such date on The Nasdaq Stock Market LLC.

As of February 17, 2022, 49,823,312 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Tivity Health, Inc.

Form 10-K

PART I

As used throughout this Annual Report on Form 10-K (this “Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly owned subsidiaries.

Item 1. Business

Overview

Tivity Health, Inc. (the “Company”), was founded and incorporated in Delaware in 1981.  We are a leading provider of healthy life-changing solutions, including SilverSneakers®, Prime® Fitness, and WholeHealth Living®. We help adults improve their health and support them on life’s journey by providing access to in-person and virtual physical activity, social engagement, and mental enrichment programs. We deliver resources that enable members to live healthier, happier, more connected lives. Our solutions support health plans and employers nationwide as they seek to reduce costs and improve health outcomes.

We offer SilverSneakers to approximately 18 million eligible members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  At December 31, 2021, our SilverSneakers fitness network encompassed approximately 16,000 locations.  In January 2022, we launched a customizable, premium fitness network for SilverSneakers that increased our total SilverSneakers fitness network to approximately 23,000 locations. We also offer virtual fitness experiences, including live instructor-led classes.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to physical and integrative medicine.  Our WholeHealth Living network includes relationships with approximately 29,000 physical and integrative medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

COVID-19

COVID-19, the global pandemic first recognized by the U.S. Department of Health and Human Services (“HHS”) as a national public health emergency in January 2020, continues to spread throughout the United States and other countries. Many federal, state, and local governments recommended and mandated precautions to mitigate the spread of COVID-19, including ordering closure of certain businesses and imposing stay-at-home orders, social distancing guidelines, mask mandates, and vaccine requirements for individuals. Such measures resulted in reduced demand for many businesses. Although many of these restrictions have been eased across the United States, some restrictions remain in place, and new restrictions may be adopted as the pandemic evolves and new variant strains of COVID-19 emerge.

By March 31, 2020, substantially all of the fitness centers in our national network were temporarily closed, which had an adverse impact on our results of operations for the first quarter of 2020 and beyond because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location.  Some locations began reopening in May 2020 and additional locations reopened in June and throughout the remainder of 2020. SilverSneakers in-person visits totaled 46.0 million and 58.4 million for 2020 and 2021, respectively.  In addition, while the number of active subscribers for Prime Fitness declined from April through December 2020, as of December 31, 2021, the number of active subscribers had increased slightly since the beginning of 2021.  We are unable to predict with certainty how many of our fitness partner locations will be subject to any operational restrictions in the future and for what duration, or the level of member participation at our fitness partner locations.

As fitness locations closed as a result of the pandemic, we quickly adapted to the changing needs of our members and clients by launching a new and dynamic suite of virtual offerings beginning in March 2020, which we will continue to offer.  Virtual visits were 1.7 million and 3.4 million for 2020 and 2021, respectively.  We believe these digital offerings not only allow our currently homebound members to stay active and connected with the help of SilverSneakers but that they will also be a critical contributor to our new digitally-enabled member engagement platform going forward.

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

Business Strategy

Our strategy is to enable healthier, happier and more connected lives as a digital platform engagement company that not only provides in-person and virtual fitness, social engagement and mental enrichment opportunities, but also an insights-driven, personalized experience.  Our goal is to increase the number of eligible and enrolled SilverSneakers members and broaden engagement through strong health plan partnerships, a robust national network of approximately 23,000 fitness locations, live-with-instructor and on-demand virtual classes, and non-fitness activities that support social connection and lifelong learning. We will also focus on increasing the number of subscribers to Prime Fitness, targeting adults aged 18-64 who are members of sponsoring organizations, through our national network of approximately 12,500 participating locations and our daily live streaming classes. In addition, we plan to accelerate growth in our WholeHealth Living offering through market share expansion and improved technology.

Disposition of our Nutrition Business

Effective as of December 9, 2020, we completed the sale of Nutrisystem, Inc. (“Nutrisystem”), a wholly owned subsidiary of the Company that included the Nutrisystem® and South Beach Diet® programs, to KNS Acquisition Corp. (“Kainos”) pursuant to terms of a Stock Purchase Agreement (the “Purchase Agreement”), dated October 18, 2020, by and among the Company, Kainos, and Kainos NS Holdings LP. At the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement (the “Transactions”), Nutrisystem and its subsidiaries were acquired by, and became wholly owned subsidiaries of, Kainos. Pursuant to the terms of the Purchase Agreement, Kainos paid to the Company an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $559 million, which amount was subject to a customary working capital adjustment post-Closing. Such working capital adjustment was finalized in the second quarter of 2021 and resulted in $2.7 million of additional proceeds. We used the significant majority of the net proceeds from the divestiture to pay down principal on the term loans under our Prior Credit Agreement (as defined below).  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements.

Segment and Major Customer Information

Following the sale of Nutrisystem in December 2020, we have one operating and reportable segment.

During 2021, our top three customers, including Humana, Inc. (“Humana”), together comprised 40% of our revenues from continuing operations. Our primary contract with Humana continues through December 31, 2022.  See Note 18 of the notes to consolidated financial statements included in this report relating to revenues from external customers and customer concentration.

Competition

The healthcare and fitness industries are highly competitive, and the manner in which services are provided is subject to continual change. Other entities, whose financial and marketing resources may exceed our resources, may choose to initiate or expand programs in competition with our offerings.

We believe we have certain advantages over our competitors such as:

•	the brand recognition of our programs such as SilverSneakers;
•	our long-term relationships with health plans;
•	our long-term relationships with network partners;
•	our proprietary class programming, including our growing digital programming;
•	the depth and breadth of our fitness center network relationships, which encompass approximately 23,000 SilverSneakers locations; and
•	the trusting connections with our members developed over more than 25 years.

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

Health Reform

In recent years, Congress and certain state governments have passed a large number of laws and regulations intended to result in major changes within the healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), the most prominent of these efforts, changes how healthcare services are covered, delivered, and reimbursed through, among other things, expanded health insurance coverage, reduced growth in Medicare program spending, the establishment of programs that tie reimbursement to care quality and value, and private sector health insurance reforms. For example, the ACA established uniform minimum medical loss ratios (“MLRs”) for health plans, requiring a minimum percentage of health coverage premium revenue to be spent on healthcare medical costs and quality improvement expenses.

The ACA has been subject to legislative and regulatory changes. For example, effective January 2019, Congress eliminated the financial penalty associated with the ACA’s individual mandate. This change resulted in legal challenges to the constitutionality of the individual mandate and validity of the ACA as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place. Nonetheless, the elimination of the individual mandate penalty may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.

The current presidential administration has indicated that it generally intends to protect and strengthen the ACA, but there is uncertainty regarding the ongoing net effect of the ACA due to the potential for changes to the law, its implementation, and its interpretation. There is also uncertainty regarding the potential impact of other health reform efforts at the federal and state levels. For example, beginning in 2020, the Creating High-quality Results and Outcomes Necessary to Improve Chronic (CHRONIC) Care Act of 2018 (“Chronic Care Act”) allows Medicare Advantage plans to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Additionally, some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All").

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

In addition, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing the confidentiality and security of confidential personal information that may apply to us directly or contractually. These laws vary, are subject to frequent changes and updates in regulations, and could impose additional penalties and other legal liability. For example, the potential effects of the CCPA and CPRA (as defined under Item 1A “Risk Factors”) are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data use and data breaches. If we fail to comply with these or other applicable laws and regulations, we could be subject to liabilities, including civil penalties, money damages, and criminal penalties.

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

Because of the international operations previously conducted as part of our total population health services (“TPHS”) business that we sold to Sharecare, Inc. (“Sharecare”) in July 2016, we were subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery laws of other countries in which we provided services prior to the sale. The FCPA and similar antibribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business or gaining any business advantage. Failure to comply with the FCPA and similar legislation prior to the sale of our TPHS business could result in the imposition of civil or criminal fines and penalties.

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

Human Capital Resources

Employee Profile

As of February 21, 2022, we had approximately 380 employees, comprised of approximately 35% male and 65% female.  Of our total employees, approximately 50% were assigned to our office in Chandler, Arizona, 10% were assigned to our office in Franklin, Tennessee, and the remaining 40% were based off-campus within the United States.  Throughout 2021, however, the majority of our employees worked primarily from their homes. We believe we have good relationships with our employees, and we encourage open and candid communication to ensure we maintain positive relationships, connectivity, and engagement.

Health and Safety

We are committed to the health and safety of our employees.  We have implemented health and safety policies and practices, taking into account CDC guidance and any applicable state or local requirements, to reduce the transmission of COVID-19, including adopting flexible work-from-home arrangements, imposing travel restrictions, promoting social distancing, and cleaning protocols at our two office locations.  Employees who choose to be in the office must either provide proof of vaccination or wear a mask, and attendance at in-person meetings requires proof of vaccination or a negative COVID-19 test.

Diversity and Inclusion

We embrace diversity and inclusion and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures.  Our CEO has pledged his commitment to the CEO Action for Diversity & InclusionTM, which outlines a specific set of actions the CEO will take to cultivate a trusting environment where all ideas are welcomed, and employees feel comfortable and empowered to have discussions about diversity and inclusion.  To further this effort and in addition to our existing communication vehicles, we have created a diversity and inclusion council, which includes internally- and externally-focused committees; launched a diversity-focused listening series; and conducted unconscious bias training sessions with all employees, including as part of the on-boarding program for new employees. With the assistance of our diversity and inclusion council, we continue to explore additional diversity and inclusion initiatives, and we provide regular updates to our Board of Directors.

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

Available Information

Our Internet address is www.tivityhealth.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains periodic reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.  A copy of the Tivity Health, Inc. Annual Report on Form 10-K for 2021 filed with the SEC is also available from the Company (without exhibits) at no charge. These requests should be directed to Jill Meyer, Vice President – Corporate Communications, or Matt Milanovich, Vice President – Investor Relations and FP&A, at the Company's corporate office.

Additionally, we webcast via our website our earnings calls and certain events we participate in or host. We encourage investors and others interested in our company to review the information that we make available on our website.

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

As a result of the COVID-19 pandemic, substantially all of the fitness centers in our national network were temporarily closed for portions of 2020, and the average monthly total participation levels of our members after such locations reopened were significantly below historical levels, thus adversely impacting our revenues during 2020.  Participation levels increased during 2021 but remained below pre-pandemic levels. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread, the emergence of new variants of COVID-19, the development, availability, distribution and effectiveness of vaccines and treatments, and public confidence in such vaccines and treatments, and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business and government shutdowns. Although restrictions have eased in most jurisdictions, rates of COVID-19 infection in regions across the United States and the world have remained high in recent months, and some areas have re-imposed some restrictions due to such high rates of COVID-19 cases. As a result, the COVID-19 pandemic has significantly affected, and may continue to affect, overall economic conditions in the United States.

We have faced and may continue to face reclosures and/or long-term closures and other operational restrictions with respect to some or all of our fitness partner locations for prolonged periods of time due to, among other factors, evolving governmental restrictions including public health directives, quarantine policies, or social distancing measures.  Additionally, even if fitness partner locations are open, members may avoid public gathering places because of a perceived risk of infection or risk to health, which could reduce overall demand and adversely impact their use of our services.  Further, members who were unable to participate in our programs due to COVID-19 restrictions or chose not to participate in our programs due to perceived risks related to COVID-19 may not restart active participation in our programs (even in the absence of COVID-19 restrictions or perceived risks related to COVID-19) because they have replaced our programs with another fitness program or otherwise modified or stopped their fitness routine.  Because a significant portion of our revenues from our SilverSneakers program is based on member visits to a fitness partner location, this decrease in member participation has affected and could further adversely affect our business and results of operations.

The extent to which COVID-19 continues to affect our results will depend on future developments that are highly uncertain and cannot be predicted, including whether there are additional outbreaks, mutations, variants, or related strains of the virus in locations where we operate, and the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19.

Consumer spending generally may also be negatively impacted by adverse general macroeconomic conditions and reduced consumer confidence, including the impacts of any recession resulting from the COVID-19 pandemic. This has negatively impacted, and may further negatively impact, the number of paid subscribers in our Prime Fitness program.

We provide our employees with flexibility to work in the office or from home as business and customer needs allow.  Most employees work from home the majority of the time, which may negatively impact productivity and cause other disruptions to our business. We have incurred, and may incur in the future, costs related to implementing our work-from-home program as well as additional cleaning fees and supplies related to the COVID-19 pandemic.

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

In addition to the risks set forth above, implementation of our business strategy could be affected by a number of factors beyond our control, such as epidemics and pandemics, including the ongoing COVID-19 pandemic (including responses of governmental authorities to contain such epidemics and pandemics), increased competition, legal developments, government regulation, general economic conditions (including rates of inflation), increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

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

Economic difficulties and other macroeconomic conditions (including rates of inflation or any downturn or recession) could reduce the demand and/or the timing of purchases for certain of our services from customers and potential customers.  In addition, changes in economic conditions could create liquidity and credit constraints. We cannot assure you that we would be able to secure additional financing if needed and, if such funds were available, that the terms and conditions would be acceptable to us.

Legislative, regulatory, and legal developments involving taxes could adversely affect our business and results of operations.

We are subject to U.S. federal and state income, payroll, property, sales and use, and other types of taxes in numerous jurisdictions. Significant judgment is required in determining our provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes. For example, governmental tax authorities are increasingly scrutinizing the tax positions of companies, and the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate, which, if enacted, could adversely affect our tax provision, cash tax liability, and effective tax rate.

Certain of our interest rate swap agreements do not qualify for hedge accounting treatment, which may result in volatility in our U.S. GAAP earnings.

We maintain five interest rate swap agreements that do not qualify for hedge accounting treatment (“de-designated swaps”). At December 31, 2021, the de-designated swaps had current notional amounts totaling $266.7 million. The de-designated swaps are recorded at their estimated fair value in the consolidated balance sheet, with changes in fair value recognized each period in current earnings.  Such changes may result in volatility in our U.S. GAAP earnings and may adversely affect the price of our common stock.

The Sharecare Equity Security is subject to certain risks and could experience volatility or losses.

As described in Note 12 of the notes to the consolidated financial statements, in July 2021, we received 11,079,331 shares of Sharecare Common Stock as a result of the Sharecare Transaction. The Sharecare Equity Security is subject to restrictions on resale, including a customary lockup period, and is subject to certain economic and financial market risks.  The timing and amount of cash proceeds from any potential disposition of all or a portion of the Sharecare Equity Security following the expiration of the lockup period is uncertain.  The risk of volatility or loss associated with the Sharecare Equity Security could be increased during periods of instability in financial markets and economic conditions, such as the COVID-19 pandemic.

Since July 2021, we carry the Sharecare Equity Security on our consolidated balance sheet at fair value, and we recognize any changes in fair value of the Sharecare Equity Security in net income as unrealized gains or losses, as required under ASC 321. Changes in the fair value of the Sharecare Equity Security could have a material adverse effect on the Company’s results of operations and financial condition.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. We review goodwill and intangible assets not subject to amortization for impairment on an annual basis (during the fourth quarter) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in the Company’s market capitalization and in our actual and forecasted operating results, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets (which consist of the Nutrisystem tradename and the SilverSneakers tradename).  Following these evaluations, we recorded a total impairment loss of $199.5 million related to the Nutrisystem goodwill and tradename during the first quarter of 2020, which amount is reflected in loss from discontinued operations.  We determined there was no impairment related to the SilverSneakers tradename or the carrying value of goodwill related to continuing operations.  During the third and fourth quarters of 2020, we recorded additional impairment losses of $66.2 million and $24.0 million related to the Nutrition business, each of which is reflected in loss from discontinued operations. At December 31, 2021, we had approximately $334.7 million and $29.0 million of goodwill and intangible assets, respectively, remaining.  If we determine that the carrying values of our goodwill and/or intangible assets related to continuing operations should be impaired, we may incur non-cash charges to earnings, which could have a material adverse effect on our results of continuing operations for the period in which the impairment occurs.

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

We compete with other healthcare and services providers in recruiting qualified management, including executives with the required skills and experience to operate and grow our business, and staff personnel for the day-to-day operations of our business. These challenges may require us to enhance wages and benefits to recruit and retain qualified management and other professionals. A shortage of qualified personnel or changes in the labor market could also require higher wages that would increase our labor costs. Difficulties in attracting and retaining qualified management and other professionals, or in controlling labor costs, could have a material adverse effect on our profitability.

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

Our results of operations could be adversely affected by severe or unexpected weather, epidemics, pandemics or outbreaks of disease, hostilities, violent crime, or social unrest.

Adverse weather conditions or other extreme changes in the weather may cause people to refrain, or prevent people, from visiting fitness partner locations and using our services.  Additionally, widespread health epidemics or outbreaks of disease, such as influenza or COVID-19, may cause members to avoid public gathering places and negatively impact their use of our services.  Further, real or perceived safety issues related to hostilities, violent crime or social unrest may cause people to refrain from visiting fitness partner locations. As some of the fees that we charge our customers are based on member participation, a decrease in member participation could adversely affect our business and results of operations.

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

Increased focus from investors and other stakeholders regarding environmental, social or governance practices could result in additional costs, regulation or risks and adversely impact our reputation, employee recruiting and retention, and willingness of consumers and merchants to do business with us.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, regulators and customers have focused increasingly on the environmental, social and governance (“ESG”) practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. The Nominating and Corporate Governance Committee of our Board of Directors oversees our ESG practices, initiatives, and reporting, including those related to environmental sustainability, social and ethical issues, human capital management, responsible sourcing, and community engagement, as well as the Company’s commitment to diversity, equity, and inclusion.  In addition, our internal ESG committee, comprised of executives and subject matter experts from across the Company, meets quarterly to provide leadership and accountability for the Company’s ESG policy, strategies, and efforts to integrate such initiatives into our business.

If our ESG practices do not meet (or are viewed as not meeting) investor or other industry or regulatory stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted, including based on an assessment of our ESG oversight and practices. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, implement, enhance and comply with various ESG practices and standards. Also, our failure, or perceived failure, to meet the standards included in any ESG disclosure could negatively impact our reputation, employee recruiting and retention, and the willingness of our customers and suppliers to do business with us.

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

A significant percentage of our revenues is derived from health plan customers. The health plan industry may continue to consolidate, and we cannot assure you that we will be able to retain health plan customers, or continue to provide our products and services to such health plan customers on terms at least as favorable to us as currently provided, particularly if they are acquired by other health plans that already participate in competing programs or are not interested in our programs. Increasing vertical integration efforts involving health plans and healthcare providers or entities that provide wellness services may increase these challenges. Our health plan customers that are part of larger healthcare enterprises may have greater bargaining power, which may lead to further pressure on the prices for our products and services. In addition, a reduction in the number of covered lives enrolled with our health plan customers or in the payments we receive could adversely affect our results of operations. Our health plan customers are subject to continuing competition and reduced reimbursement rates from governmental and private sources, which could lead current or prospective customers to seek reduced fees or choose to reduce or delay the purchase of our services. Finally, health plan customers could offer (and in some cases are offering) services themselves that compete directly with our offerings, stop providing our offerings to certain or all of their members (as one of our customers, United Healthcare, has done), or offer fitness benefits in addition to SilverSneakers and Prime Fitness, which could adversely affect our business and results of operations.

We currently derive a significant percentage of our revenues from three customers.

During 2021, our top three customers, including Humana, together comprised 40% of our revenues from continuing operations. Our primary contract with Humana continues through December 31, 2022 and does not allow the customer to terminate for convenience prior to the expiration of the contract. The loss or restructuring of a contract with any of our top three customers or any of our other significant customers could have a material adverse effect on our business and results of operations.

Our inability to renew and/or maintain contracts with our customers and/or fitness partner locations under existing terms or restructure these contracts under favorable terms could adversely affect our business and results of operations.

If our customers and/or fitness partner locations choose not to renew their contracts with us (which occurs from time to time), our business and results of operations could be materially adversely affected.  Loss of a significant fitness partner or health plan customer or a reduction in a health plan customer's enrolled lives (including as a result of increased unemployment and the resulting loss of or change in health insurance coverage) could have a material adverse effect on our business and results of operations.  In addition, a restructuring of a contract with a health plan customer and/or fitness partner on terms that aren’t favorable to us could adversely affect our business and results of operations. Moreover, the businesses of our fitness partner locations have been and will likely continue to be adversely affected by the closure of locations, any public health directives, or social distancing measures applicable upon reopening of locations and reduced overall consumer demand for fitness center use as a result of the COVID-19 pandemic.  If a significant portion of our fitness partner network is unable to return to normal operations within a reasonable period of time as a result of financial or operational stresses brought on by the COVID-19 pandemic, we may be unable to make alternative arrangements with substitute fitness partners on favorable terms or at all.

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

The ACA has been subject to legislative and regulatory changes. For example, effective January 2019, Congress eliminated the penalty associated with the ACA’s individual mandate. This change resulted in legal challenges to the constitutionality of the individual mandate and validity of the ACA as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place. Nonetheless, the elimination of the individual mandate penalty may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage. There is uncertainty regarding whether, when and how the ACA will be further changed and how the law will be interpreted and implemented, but the current presidential administration has indicated that it generally intends to protect and strengthen the ACA. There is also uncertainty regarding the potential impact of other legislative and regulatory health reform efforts at the federal and state levels. For example, the Chronic Care Act of 2018 allows Medicare Advantage plans, starting in 2020, to cover supplemental benefits that are not primarily health-related, but that have the reasonable expectation of improving or maintaining health. Additionally, some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals (often referred to as "Medicare for All"). It is possible that the reforms imposed by the ACA, in its current form or through future changes or interpretations, or other health reform initiatives will adversely affect the profitability of our customers and cause our customers or prospective customers to reduce or delay the purchase of our services or to demand reduced fees. Because of this uncertainty and many other variables, including the difficulty of predicting the impact of various health reform initiatives on other healthcare industry participants, we are unable to predict all of the ways in which the ACA and other health reform efforts could impact us.

Risks Relating to Information Technology, Data Privacy and Intellectual Property

A failure of our information technology or systems could adversely affect our business.

Our ability to deliver our products and services depends on effectively using information technology.  We rely upon our information technology and systems, employees, and third parties for operating and monitoring all major aspects of our business. These technologies and systems and, therefore, our operations could be damaged or interrupted by natural disasters, power loss, network failure, improper operation by our employees, challenges maintaining and facilitating the interface of various systems with one another, failures to adequately manage implementations of new technology, updates or enhancements of such platforms or interfaces, data privacy or security breaches, computer viruses, computer hacking, network penetration or other illegal intrusions, epidemics or pandemics (such as the COVID-19 pandemic), or other unexpected events. Any disruption in the operation of our information technology or systems, regardless of the cause, could adversely impact our operations, which may adversely affect our financial condition, results of operations and cash flows.

A cybersecurity incident could result in the loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law theories or other laws, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

The nature of our business involves the receipt, storage and use of personal data about the participants in our programs, including individually identifiable health information, as well as employees and customers. Additionally, we rely upon third parties that are not directly under our control to store and use portions of that personal data as well.  The secure maintenance of this and other confidential information or other proprietary information is critical to our business operations. To protect our information systems from attack, damage and unauthorized use or disclosure and combat these risks, we have implemented multiple layers of security, including technical safeguards, processes and policies, and training for our people. We have also purchased cyber liability insurance. Our defenses are monitored and routinely tested internally and by external parties. In addition, we are Health

Information Trust Alliance (“HITRUST”) certified, which enables us to demonstrate compliance with industry-defined risk management and data protection requirements based on a standardized framework. Despite these efforts, threats from malicious persons and groups, ransomware incidents, new vulnerabilities, technology failures, and advanced attacks against information systems create risk of cybersecurity incidents, which are rapidly evolving and increasingly sophisticated. The preventive actions we take to reduce the risk of cybersecurity incidents and protect our systems and data may not be sufficient in the future. Personnel error or malfeasance, faulty password management, social engineering or other vulnerabilities and irregularities may also result in a defeat of our or our third-party service providers' security measures and a breach of our or their information systems. Hardware, software, cloud services, or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. In addition, our vulnerability to security incidents or attacks may be heightened as an increased number of employees work from home or remotely. Therefore, we cannot provide assurance that we or our third-party vendors or other service providers will not be subject to cybersecurity incidents or occurrences, which may result in unauthorized access by third parties, loss, modification, misappropriation, disclosure or corruption of customer, employee, or our information; member protected health information; or other data subject to privacy laws, or that otherwise disable or degrade our systems, disrupt our customers’ experience and our ability to efficiently operate our business. In addition, COVID-19 may have an adverse impact on our information technology systems and our ability to securely preserve confidential information as well as our ability to protect against attacks and detect and respond to them quickly, including as a result of telecommuting issues associated with our employees working remotely. The rapid adoption of some third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. Moreover, because the techniques used in cyber-attacks change frequently and may not be immediately recognized, we may experience security breaches that remain undetected for an extended time. Cybersecurity incidents or delays in responding to or remedying damage caused by such incidents may lead to a disruption in our systems or business, costs to modify, enhance, or remediate our cybersecurity measures, liability under privacy, security and consumer protection laws or litigation under these or other laws, including common law theories, and subject us to enforcement actions, fines, regulatory proceedings or litigation against us, damage to our business reputation, a reduction in participation and sales of our products and services, and legal obligations to notify customers or other affected individuals about an incident, which could cause us to incur substantial costs and negative publicity, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation.

Cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend significant additional resources in our efforts to modify or enhance our protective measures against evolving threats or to investigate and remediate any cybersecurity vulnerabilities.

Our business is subject to new and changing federal and state privacy and security laws, rules, and regulations, which impact our operating costs and for which failure to adhere could negatively impact our business.

Our business is subject to various federal and state privacy and data security laws, rules, and regulations. Some state laws and regulations may be inconsistent across jurisdictions and subject to evolving and differing (sometimes conflicting) interpretations and applications. While we are using internal and external resources to monitor compliance with and to continue to modify our data practices and policies in order to comply with evolving privacy laws, relevant regulatory authorities could determine that our data practices fail to address all the requirements of certain new or changing laws, which could subject us to penalties and/or litigation. Government regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. For example, the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2020, and it applies broadly to information that identifies or is associated with any California household or individual, and compliance with the new law requires that we implement several operational changes, including processes to respond to individuals’ requests. Moreover, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, will take effect January 1, 2023. Moreover, Virginia and Colorado also passed comprehensive privacy legislation, and several other states, as well as federal lawmakers, have proposed additional legislation. Failure to comply with these laws may result in governmental enforcement actions, private claims, including class action lawsuits, and damage to our reputation. In addition, the CPRA creates a new enforcement agency charged with enforcing the CPRA and imposes additional requirements including privacy risk assessments and audits as well as vendor contractual requirements for data sharing, license and access arrangements. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential or proprietary information. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. The obligations imposed by the CCPA, CPRA, the Virginia Consumer Privacy Act, and the Colorado Privacy Act and other similar laws that may be enacted at the federal and state level may require us to modify our business practices and policies and to incur substantial expenditures in order to comply.

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

It is difficult to predict the impact of new laws, regulations, and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny. Changes in applicable laws, regulations, and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation.

Third parties may infringe on our brands, trademarks, and other intellectual property rights, which may have an adverse impact on our business.

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

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology, or content or develop alternative non-infringing services, products, software, technology, or content. If we cannot license on reasonable terms, develop alternatives, or stop using the service, product, software, technology, or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenue and our ability to compete effectively, increase our costs or harm our business.

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

On June 30, 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with a group of lenders, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent (“Morgan Stanley”), and Truist Bank, as revolving facility agent and swingline lender (“Truist”). The Credit Agreement replaced our prior Credit and Guaranty Agreement, dated March 8, 2019 (the “Prior Credit Agreement”), with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and Truist, as revolving facility agent and swingline lender. The Credit Agreement provides us with, among other things, a $400.0 million term loan B facility (the “Term Loan B”) and a $100.0 million revolving credit facility.  As of December 31, 2021, outstanding debt under the Credit Agreement was $380.5 million, which represented $394.0 million of principal on the term loan under the Credit Agreement less deferred loan costs and original issue discount.

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

Our indebtedness could adversely affect our future financial condition or our ability to react to changes in the economy or industry by, among other things:

•

increasing our vulnerability to a downturn in general economic conditions (including any downturn or recession), loss of revenue and/or profit margins in our business, or to increases in interest rates, particularly with respect to the portion of our outstanding debt that is subject to variable interest rates;

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

A transition away from LIBOR as a benchmark for establishing the applicable interest rate may adversely affect our variable rate debt and interest rate swaps.  The Financial Conduct Authority of the United Kingdom has announced that it will no longer require LIBOR submissions, resulting in the possible unavailability or lack of suitability of LIBOR as a benchmark rate. The Alternate Reference Rate Committee, convened by the Board of Governors of the Federal Reserve System and the New York Federal Reserve Bank, has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement benchmark for U.S. dollar LIBOR. While our borrowing arrangements provide for alternative base rates as well as a method for selecting a benchmark replacement for LIBOR, the consequences of LIBOR becoming unavailable or not suitable at some point cannot be predicted with confidence at this time. Use of an alternative base rate or a benchmark replacement for LIBOR as a basis for calculating interest with respect to our outstanding variable rate indebtedness or interest rate swap agreements could lead to an increase in the interest we pay and a corresponding increase in the cost of our indebtedness, and could affect our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we leased the following facilities:

Description of Use	Leased Square Footage	Square Footage Subleased to Other Tenants	Location
Office space	263,598	218,769	Franklin, Tennessee
Office space	45,085	—	Chandler, Arizona
Total	308,683	218,769

Item 3. Legal Proceedings

For a description of material pending legal proceedings, see Note 11 of the notes to consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of February 25, 2022.  Executive officers of the Company serve at the pleasure of our Board of Directors.

Officer	Age	Position

Richard M. Ashworth	47

Chief Executive Officer of the Company since June 2020.  President of Walgreen Co. (“Walgreens”) from February 2020 to June 2020.  President of Operations of Walgreens from November 2017 to February 2020 and President of Pharmacy and Retail Operations of Walgreens from 2014 to 2017.

J. Raymond Bilbao	55

Chief Legal Officer & Corporate Secretary of the Company since December 2020. Senior Vice President and Deputy General Counsel of the Company from March 2020 to December 2020. Deputy General Counsel of the Company from June 2018 to March 2020.  Associate General Counsel for Gibson Brands, Inc. from November 2017 to June 2018. Director & Senior Counsel – Marketing, Intellectual Property and Contracts of ServiceMaster Global Holdings, Inc. from July 2013 to November 2017.

Adam C. Holland	43

Chief Financial Officer of the Company since June 2017.  Chief Financial Officer of Kirkland’s, Inc. (“Kirkland’s”) from February 2015 to June 2017, Chief Accounting Officer of Kirkland’s from August 2014 to February 2015 and Vice President of Finance of Kirkland’s from August 2008 to February 2015.

Thomas E. Lewis	57

Chief Operating Officer of the Company since December 2019. President of Nutrisystem, Inc. from February 2020 to December 2020.  Chief Transformation Officer and Chief of Staff to the CEO of the Company from October 2018 to December 2019. Senior Vice President of Strategic Initiatives at Change Healthcare from April 2016 through August 2018.

Ryan M. Wagers	44

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

Performance Graph

The following graph compares the total stockholder return of $100 invested on December 31, 2016 in (a) the Company, (b) the Nasdaq U.S. Stocks Benchmark index and (c) the Nasdaq Health Care index, assuming the reinvestment of all dividends.

The stock price performance shown on this graph is not necessarily indicative of future price performance.

Holders of Common Stock

At February 17, 2022, there were approximately 11,300 holders of our common stock, including 273 stockholders of record.

Dividends

We have never declared or paid a cash dividend on our common stock.  We do not expect to declare or pay any cash dividends in the foreseeable future. Our Board of Directors reviews our dividend policy from time to time and may declare dividends at its discretion; however, our Credit Agreement places restrictions on the payment of dividends. For further discussion of the Credit Agreement, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The stock repurchase activity for the fourth quarter of 2021 was as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2021 - 10/31/2021	—	$—	—	$100,000,000
11/1/2021 - 11/30/2021	12,058	$24.79	12,058	$99,701,132
12/1/2021 - 12/31/2021	18,137	$24.95	18,137	$99,248,662
Total	30,195	$24.88	30,195

On September 27, 2021, we announced that our board of directors authorized a $100 million share repurchase program. The program authorizes repurchases from time to time using a variety of methods, including pursuant to a Rule 10b5-1 plan, open market purchases, block trades and privately negotiated transactions, all in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The timing and number of shares repurchased is determined by our Board of Directors based on an ongoing assessment of the capital needs of the business, the market price of the Company’s stock, general business and market conditions, and alternative investment opportunities. The repurchase program may be modified or terminated by the Company’s board of directors at any time and does not have an expiration date.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8. "Financial Statements and Supplementary Data" of this report.

Overview

Tivity Health, Inc. (the “Company”), was founded and incorporated in Delaware in 1981.  We are a leading provider of healthy life-changing solutions, including SilverSneakers®, Prime® Fitness, and WholeHealth Living®. We help adults improve their health and support them on life’s journey by providing access to in-person and virtual physical activity, social engagement, and mental enrichment programs. We deliver resources that enable members to live healthier, happier, more connected lives. Our solutions support health plans and employers nationwide as they seek to reduce costs and improve health outcomes.

We offer SilverSneakers to approximately 18 million eligible members of Medicare Advantage, Medicare Supplement, and group retiree plans.  We also offer Prime Fitness, a fitness facility access program, through commercial health plans, employers, and other sponsoring organizations.  Our national network of fitness centers delivers both SilverSneakers and Prime Fitness.  At December 31, 2021, our SilverSneakers fitness network encompassed approximately 16,000 locations.  In January 2022, we launched a customizable, premium fitness network for SilverSneakers that increased our total SilverSneakers fitness network to approximately 23,000 locations. We also offer virtual fitness experiences, including live instructor-led classes.  Through our WholeHealth Living program, which we sell primarily to health plans, we offer a continuum of services related to physical and integrative medicine.  Our WholeHealth Living network includes relationships with approximately 29,000 physical and integrative medicine practitioner locations to serve individuals through health plans and employers who seek health services such as chiropractic care, acupuncture, physical therapy, occupational therapy, massage therapy, and more.

The Company is headquartered at 701 Cool Springs Boulevard, Franklin, Tennessee 37067.

COVID-19

COVID-19, the global pandemic first recognized by HHS as a national public health emergency in January 2020, continues to spread throughout the United States and other countries.  Substantially all of the fitness centers in our national network were temporarily closed for portions of 2020, and the average monthly total participation levels of our members after such locations reopened were significantly below historical levels, thus adversely impacting our revenues during 2020 because a significant portion of revenues from our SilverSneakers program is based on member visits to a fitness partner location. Participation levels increased during 2021 but remained below pre-pandemic levels. SilverSneakers in-person visits totaled 58.4 million for 2021, compared to 46.0 million and 104.0 million for 2020 and 2019, respectively.  In addition, while the number of active subscribers for Prime Fitness declined from April through December 2020, as of December 31, 2021, the number of active subscribers had increased slightly since the beginning of 2021.

Disposition of our Nutrition Business

Effective as of December 9, 2020, we completed the sale of Nutrisystem.  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are based upon current expectations, involve a number of risks and uncertainties, and are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief, or expectations of the Company, including, without limitation, all statements regarding the Company's future earnings, revenues, financial condition, business strategies, and results of operations.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary from those in the forward-looking statements as a result of various factors, including, but not limited to:

•

impacts from the COVID-19 pandemic (including the response of governmental authorities to combat and contain the pandemic; the development, availability, distribution, and effectiveness of vaccines and treatments, and public confidence in such vaccines and treatments; the closure of fitness centers in our national network (or operational restrictions imposed on such fitness centers), reclosures, and potential additional reclosures or restrictions as a result of surges in positive COVID-19 cases) on our business, operations or liquidity;

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

•	the impact of any impairment of our goodwill, intangible assets, or other long-term assets;

•	changes in fair value of the Sharecare Equity Security and the expected timing and amount of cash proceeds from any potential disposition of this security;

•	the expected timing, amount, and impact of any share repurchases made by the Company;

•	our ability to attract, hire, or retain key personnel or other qualified employees and to control labor costs;

•	our ability to effectively compete against other entities, whose financial, research, staff, and marketing resources may exceed our resources;

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

•

the risks associated with increased focus from investors and other stakeholders regarding ESG practices, which could result in additional costs, regulation, or risks and adversely impact our reputation, employee recruiting and retention, and willingness of customers and suppliers to do business with us;

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

The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month.  There was $0.1 million of revenue recognized during the year ended December 31, 2021 from performance obligations satisfied in a prior period.

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

Our customer contracts include variable consideration, which is allocated to each distinct month over the contract term based on eligible members and/or member visits each month.  The allocated consideration corresponds directly with the value to our customers of our services completed for the month.  Under the majority of our contracts, we recognize revenue each month using the practical expedient available under ASC 606-10-55-18, which provides that revenue is recognized in the amount for which we have the right to invoice.  ASC 606-10-50-

14(b) provides an optional exemption, which we have elected to apply, from disclosing remaining performance obligations when revenue is recognized from the satisfaction of the performance obligation in accordance with the “right to invoice” practical expedient.

Although we evaluate our financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment, we believe the following information depicts how our revenues and cash flows from continuing operations are affected by economic factors.  For the year ended December 31, 2021, revenue from our SilverSneakers program, which is predominantly contracted with Medicare Advantage and Medicare Supplement plans, comprised 75% of revenues from continuing operations, while revenue from our Prime Fitness and WholeHealth Living programs comprised 20% and 5%, respectively, of revenues from continuing operations.

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

As part of the annual impairment test, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we elect not to perform a qualitative assessment or we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative review.  During the quantitative review, if the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the estimated fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.

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

During 2021, we updated our definition of adjusted EBITDA as follows: (i) during the first quarter of 2021 to exclude other (income) expense related to de-designated swaps; (ii) during the second quarter of 2021 to exclude loss on extinguishment and modification of debt; and (iii) during the third quarter of 2021 to exclude other (income) expense related to realized and unrealized gains and losses on our Sharecare Equity Security, as further described in Note 12 of the notes to consolidated financial statements included in this report.  We consider such items to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding these items provides increased transparency as to the operating costs of our current business performance.  We revised Adjusted EBITDA for 2020 to exclude other (income) expense incurred during the fourth quarter of 2020 related to de-designated swaps; except for this revision, we did not revise prior periods’ Adjusted EBITDA amounts because there were no other costs in the prior periods similar in nature to the items that were newly excluded from Adjusted EBITDA during 2021.

Additionally, beginning in the fourth quarter of 2020, we revised the definition of free cash flow to exclude settlement on derivatives not designated as hedges, a new item for 2020 that did not exist in prior periods. Settlement on derivatives not designated as hedges arose in 2020 due to the de-designation of certain interest rate swaps in the fourth quarter of 2020 in connection with the repayment of a portion of the principal on the term loans under our Prior Credit Agreement, as further described in Note 14 of the notes to consolidated financial statements included in this report. We believe it is appropriate to exclude settlement on derivatives not designated as hedges from free cash flow because these payments are similar to interest payments (which are reflected in cash flow from operating activities) and they reduce our cash available to repay debt or make other investments.  Beginning in the third quarter of 2021, we further revised the definition of free cash flow such that it includes proceeds from the sale of equity securities, a new item for 2021 related to our Sharecare Equity Security that did not exist in prior periods.  We believe it is appropriate to include such proceeds in free cash flow because they are available to be used to support our business.

	Year Ended December 31,
(In $000s)	2021	2020	2019

Revenues from continuing operations	$481,252	$437,714	$633,066
Adjusted EBITDA from continuing operations	158,077	148,081	142,561
Adjusted EBITDA as a percentage of revenues from continuing operations	32.8%	33.8%	22.5%

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

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income from continuing operations, GAAP basis	$107,376	$56,869	$45,217
Income tax expense	26,345	17,530	20,293
Interest expense	34,762	43,477	41,803
Depreciation expense	11,298	9,930	7,137
EBITDA from continuing operations, non-GAAP basis (1)	$179,781	$127,806	$114,450
Acquisition, integration, project and CEO transition costs (2)	3,597	15,691	26,230
Restructuring charges (3)	—	4,358	1,881
Loss on extinguishment and modification of debt (4)	19,027	—	—
Other (income) expense (5)	(44,328)	226	—
Adjusted EBITDA from continuing operations, non-GAAP basis (6)	$158,077	$148,081	$142,561

(1)

EBITDA from continuing operations is a non-GAAP financial measure.  We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.

(2)

Acquisition, integration, project and CEO transition costs consist of pre-tax charges of $3,597, 15,691, and $26,230 for fiscal 2021, 2020, and 2019, respectively, incurred in connection with the acquisition and integration of Nutrisystem and other strategic projects and with the termination of our former CEO in February 2020 and the hiring of our new CEO in June 2020.

(3)

Restructuring charges in 2020 consist of pre-tax charges of $4,358 primarily related to optimizing for growth and executing on our new strategy and eliminating certain compensation costs in response to the COVID-19 pandemic.  Restructuring charges for 2019 consist of pre-tax charges of $1,881 related to integrating the Nutrisystem business and streamlining our corporate and operations support.

(4)

Loss on extinguishment and modification of debt consists of pre-tax charges of $19,027 in 2021 related to our entering into the new Credit Agreement on June 30, 2021, as further described in Note 10 of the notes to consolidated financial statements included in this report.

(5)

Other (income) expense consists of pre-tax income of ($44,328) and expense of $226 in 2021 and 2020, respectively, related to (i) realized and unrealized gains on our Sharecare Equity Security (applicable to 2021 only), as further described in Note 12 of the notes to consolidated financial statements included in this report, and (ii) certain interest rate swap agreements that no longer qualify for hedge accounting treatment (“de-designated swaps”) and require changes in fair value to be recognized each period in current earnings, as further described in Note 14 of the notes to consolidated financial statements included in this report.

(6)

Adjusted EBITDA from continuing operations is a non-GAAP financial measure.  We exclude acquisition, integration, project and CEO transition costs, restructuring charges, loss on extinguishment and modification of debt, and other (income) expense from this measure because of its comparability to our historical operating results. We believe it is useful to investors to provide disclosures of our operating results on the same basis as that used by management.  You should not consider Adjusted EBITDA from continuing operations in isolation or as a substitute for income from continuing operations determined in accordance with U.S. GAAP.  Additionally, because Adjusted EBITDA from continuing operations may be defined differently by other companies in the Company’s industry, the non-GAAP financial measure presented here may not be comparable to similarly titled measures of other companies.

•

Free cash flow is a non-GAAP measure and is defined by the Company as net cash flows provided by operating activities less (i) acquisition of property and equipment and (ii) settlement on derivatives not designated as hedges, plus proceeds from sale of equity securities.  We believe free cash flow is useful to management and investors to measure (i) our performance, (ii) the strength of the Company and its ability to generate cash, and (iii) the amount of cash that is available to repay debt or make other investments.  A reconciliation of free cash flow to cash flows from operating activities (the most comparable U.S. GAAP measure) is set forth below.  The amounts shown below represent consolidated figures that include the effects of owning Nutrisystem.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net cash flows provided by operating activities	$87,123	$169,447	$82,305
Acquisition of property and equipment	(14,750)	(15,525)	(24,713)
Settlement on derivatives not designated as hedges	(6,697)	(1,499)	—
Proceeds from sale of equity securities	2,728	—	—
Free cash flow	$68,404	$152,423	$57,592

Outlook

Although there is significant uncertainty relating to the potential impacts of the ongoing COVID-19 pandemic on our business going forward, including the impact on member participation in our SilverSneakers programs, our ability to continue to attract paying subscribers for our Prime Fitness program, and the ultimate medium- and long-

term impact of the pandemic on the global economy, we expect our results from continuing operations for the short term to continue to be adversely impacted by COVID-19.

Executive Overview of Results

The key financial results for 2021 are:

•	Revenues from continuing operations of $481.3 million compared to $437.7 million for 2020; and
•	Pre-tax income from continuing operations of $133.7 million compared to $74.4 million for 2020. Pre-tax income from continuing operations for 2021 includes:
o	$39.2 million of unrealized gains and $2.5 million of realized gains related to our equity ownership in Sharecare, compared to $0 for the same period in 2020;
o	$34.8 million of interest expense compared to $43.5 million for 2020;
o	$6.5 million of marketing expenses, compared to $12.2 million for 2020;
o	$3.6 million of acquisition, integration, project, and CEO transition costs compared to $15.7 million for 2020;
o	$2.6 million of unrealized gains related to de-designated swaps, compared to unrealized losses of $0.2 million for 2020; and
o	$0 million of restructuring and related charges compared to $4.4 million for 2020;
•	Loss from discontinued operations, net of income tax benefit, of $2.5 million compared to $280.5 million for 2020.

Results of Operations

The following table sets forth the components of the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 expressed as a percentage of revenues from continuing operations.

	Year Ended December 31,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Cost of revenue (exclusive of depreciation included below)	57.8%	57.2%	70.4%
Marketing	1.4%	2.8%	2.8%
Selling, general and administrative expenses	8.7%	9.8%	8.4%
Depreciation expense	2.3%	2.3%	1.1%
Restructuring and related charges	—	1.0%	0.3%
Operating income (1)	29.8%	27.0%	17.0%

Interest expense	7.2%	9.9%	6.6%
Loss on extinguishment and modification of debt	4.0%	—	—
Other (income) expense, net	(9.2)%	0.1%	—
Income before income taxes (1)	27.8%	17.0%	10.3%
Income tax expense	5.5%	4.0%	3.2%

Income from continuing operations (1)	22.3%	13.0%	7.1%
Loss from discontinued operations, net of income tax	(0.5)%	(64.1)%	(52.4)%
Net income (loss) (1)	21.8%	(51.1)%	(45.3)%

(1)	Figures may not add due to rounding.

Following is a discussion and analysis of our results of operations and financial condition, which should be read in conjunction with our consolidated financial statements and related notes included under Part II, Item 8 of this report.  Discussions of 2019 results and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Revenues

Revenues from continuing operations were $481.3 million for 2021 compared to $437.7 million for 2020, an increase of $43.5 million, primarily as a result of a net increase in SilverSneakers revenue of $49.2 million driven by an increase in revenue-generating visits as the effects of the COVID-19 pandemic lessened compared to the prior year period.  Beginning in March 2020, substantially all of our fitness partner locations temporarily closed, with some locations reopening in May and June and throughout the remainder of 2020.  For 2020, the average monthly total participation levels of our SilverSneakers members were significantly below historical levels.  As a result, revenues from PMPM fees represented 54% of SilverSneakers revenue for 2020, compared to 47% for the same period in 2021.  This increase was partially offset by a net decrease of $6.8 million due to other revenue earned during the second quarter of 2020 (that did not recur in 2021) from a program with a large employer seeking to improve its employees’ well-being during the COVID-19 pandemic.

Cost of Revenue

Cost of revenue from continuing operations (excluding depreciation) as a percentage of revenues increased from 2020 (57.2%) to 2021 (57.8%), primarily due to (i) an increase in participation levels, which led to higher visit costs as a percentage of revenues, particularly revenues from PMPM fees and (ii) an increase in the level of short-term incentive compensation based on the Company’s financial performance against pre-established targets. This increase was slightly offset by decreases due to (i) a decrease in acquisition, integration, and project costs, and (ii) the fixed nature of certain costs that do not increase proportionately with increases in revenue.  These costs represented a lower percentage of revenue during 2021 due to the increase in revenue compared to 2020.

Marketing Expenses

Marketing expenses from continuing operations as a percentage of revenues decreased from 2020 (2.8%) to 2021 (1.4%), primarily due to decreased spending in 2021 on SilverSneakers television advertising, due in part to the COVID-19 pandemic as well as a shift in our media mix towards more targeted digital marketing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations as a percentage of revenues decreased from 2020 (9.8%) to 2021 (8.7%) primarily due to decreases in (i) acquisition, integration, and project costs and (ii) CEO transition-related expenses associated with the termination of our former CEO in February 2020 and the hiring of a new CEO in June 2020.  These decreases were partially offset by increases in (i) costs to advance our strategy, such as our new omnichannel marketing platform, and (ii) an increase in the level of short-term incentive compensation based on the Company’s financial performance against pre-established targets.

Depreciation Expense

Depreciation expense from continuing operations did not change materially from 2020 to 2021.

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

2020 Restructuring Plan

During the third quarter of 2020, we began a reorganization plan primarily related to optimizing our business for growth and executing on our new strategy (“2020 Restructuring Plan”).  The 2020 Restructuring Plan was completed during the fourth quarter of 2020.

We incurred restructuring charges under each of the 2019 Restructuring Plan, the 2020 COVID Restructuring Plan, and the 2020 Restructuring Plan as set forth below.  These expenses consist entirely of severance and other employee-related costs.

(In millions)	Year Ended December 31, 2020	Cumulative To Date

2019 Restructuring Plan	$0.5	$2.4
2020 COVID Restructuring Plan	0.8	0.8
2020 Restructuring Plan	3.1	3.1
	$4.4	$6.3

Interest Expense

Interest expense from continuing operations decreased by $8.7 million for 2021 compared to 2020, primarily driven by a decrease in cash interest due to (i) a lower average level of outstanding borrowings in 2021 compared to 2020 and (ii) a reduction in the LIBOR margin for Term B Loans under the Credit Agreement compared to the Prior Credit Agreement.

Loss on Extinguishment and Modification of Debt

Upon execution of the Credit Agreement on June 30, 2021, we recorded a loss on extinguishment of debt of $18.2 million.  In addition, we incurred third-party costs of $0.8 million, which were recorded as loss on modification of debt.  See Note 10 of the notes to consolidated financial statements included in this report for further information.

Other (Income) Expense, Net

Other (income) expense, net was ($44.3) million for 2021 compared to $0.2 million for 2020 due to (i) realized and unrealized gains on our Sharecare Equity Security totaling $41.7 million in 2021, as further described in Note 12 of the notes to consolidated financial statements included in this report, and (ii) changes in fair value of certain interest rate swap agreements that, effective in the fourth quarter of 2020, no longer qualify for hedge accounting treatment (“de-designated swaps”).  The combined unrealized and realized gains on our Sharecare Equity Security of $41.7 million increased earnings per diluted share by $0.83 during 2021.

Income Tax Expense

See Note 8 of the notes to consolidated financial statements in this report for a discussion of income tax expense for 2021 compared to fiscal 2020.  For the fourth quarter of 2021, we had income tax expense of $9.6 million on a pre-tax loss of $15.4 million, primarily due to the income tax implications of an unrealized loss of $41.4 million related to the change in fair value of the Sharecare Equity Security (as defined in Note 12 in the notes to consolidated financial statements included in this report).  The income tax benefit that would have otherwise resulted from such unrealized loss was fully offset by income tax expense due to an increase in the valuation allowance on deferred tax assets related to capital loss carryforwards.

Liquidity and Capital Resources

Overview

As of December 31, 2021, outstanding debt under the Credit Agreement was $380.5 million, which represented $394.0 million of principal on the Term Loan B less deferred loan costs and original issue discount, and we had $60.1 million of cash and cash equivalents. In addition, we had working capital of $108.5 million, including the Sharecare Equity Security of $49.7 million, which is subject to restrictions on resale as further described in Note 12 of the notes to consolidated financial statements included in this report.

Sources of Liquidity

Our sources of liquidity primarily include cash on hand, cash flows from operations, and available credit under the Credit Agreement.  As of December 31, 2021, availability under the Revolving Credit Facility totaled $99.5 million as calculated under the most restrictive covenant. We believe we have sufficient liquidity to fund our operations and meet our short-term and long-term obligations.

Cash Flows Provided by Operating Activities

Operating activities during 2021 provided cash of $87.1 million compared to $169.4 million during 2020. The decrease is primarily due to (i) reduced cash flows from operating activities from Nutrisystem, which we sold in December 2020, and (ii) reduced cash collections on accounts receivable, primarily due to the fact that collections during the first several months of 2020 were related to billable visits that occurred prior to the negative impacts on our business from the COVID-19 pandemic and were therefore significantly higher than the same period in 2021. These reductions were partially offset by decreased payments related to interest and income taxes.

Cash Flows Provided by/Used in Investing Activities

Investing activities during 2021 used cash of $16.0 million, compared to cash provided of $541.0 million in 2020.  This change is primarily due to proceeds from the sale of Nutrisystem in December 2020.

Cash Flows Used in Financing Activities

Financing activities during 2021 used cash of $111.4 million, compared to $612.6 million for 2020.  This change is primarily due to a lower amount of net payments under the Prior Credit Agreement and the Credit Agreement during 2021 compared to 2020.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations.  We generally do not have binding and enforceable purchase orders beyond the short term.  In September 2021, our board of directors authorized the repurchase of up to $100 million of our common stock, with no expiration date. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. The repurchase program may be modified or terminated by the Company’s board of directors at any time.

We are required to repay the outstanding principal of $394.0 million under our Term Loan B in quarterly installments of $1.0 million, payable on the last day of each quarter until maturity on June 30, 2028, at which time the entire outstanding principal balance is due and payable in full.  As a result of prepayments made in 2021, our next quarterly installment of $1.0 million is due in March 2023. We maintain eight amortizing interest rate swap agreements maturing in May 2024, of which three qualify for hedge accounting treatment and five are not considered effective hedges (“de-designated swaps”). Based on our outstanding borrowings under the Credit Agreement and the applicable interest rates as of December 31, 2021, we estimate that our total interest commitments are $125.6 million, with $24.9 million expected within the next twelve months.  In addition, based on the applicable interest rates as of December 31, 2021, we estimate that our total cash settlement obligations for the de-designated swaps are $10.6 million, with $5.7 million expected during 2022.  Actual future payments may differ from estimates.  Refer to Notes 10 and 14 of the notes to the consolidated financial statements for further details on debt and interest rate swaps.  As of December 31, 2021, we were in compliance with all of the financial covenant requirements of the Credit Agreement.

Additionally, we have operating and financing leases for office space, equipment, and a network server. Our two operating leases have remaining lease terms of 14 months and 33 months, and our two financing leases have remaining lease terms of less than one year. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master agreement. At December 31, 2021, total future operating and finance lease payments are expected to be $11.6 million and $0.4 million, respectively. During 2022, operating and finance lease payments are expected to be $8.0 million and $0.4 million, respectively. The majority of future operating lease payments, including those due within the next twelve months, are expected to be offset by cash receipts from sublease contracts. Refer to Note 9 of the notes to the consolidated financial statements for further details. Finally, during 2022 we are required to pay $6.0 million to a vendor as a deposit to be applied against our actual fees incurred during 2022 and beyond.  Any unused portion of the deposit will be refunded at the end of the contract term.

While the COVID-19 pandemic has created significant uncertainty as to general economic and market conditions for 2022 and beyond, as of the date of issuance of this report, we believe our cash on hand, expected cash flows from operations, and anticipated available credit under the Credit Agreement will be sufficient to fund our operations, principal and interest payments, and capital expenditures for the next 12 months.  We cannot assure you that we will be able to secure additional financing if needed and, if such funds are available, whether the terms or conditions will be favorable to us.  With the uncertainty surrounding COVID-19, our ability to engage in financing transactions may be constrained by (i) volatile or tight economic, capital, credit and/or financial market conditions, (ii) moderated investor and/or lender interest or capacity, (iii) restrictions under our Credit Agreement, and/or (iv) our liquidity, leverage and net worth, and we can provide no assurance as to successfully completing, the costs of, or the operational limitations arising from, any one or series of such transactions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2021.

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

Based on the Company’s elections, borrowings under the Prior Credit Agreement for the year ended December 31, 2020 and the six months ended June 30, 2021 bore interest at variable rates based on a margin or spread in excess of one-month LIBOR, which could not be less than zero. The LIBOR margin for Term Loan A loans was 4.25%, the LIBOR margin for Term Loan B loans was 5.25%, and the LIBOR margin for revolving loans varied between 3.75% and 4.25%, depending on our total Net Leverage Ratio, as defined in the Prior Credit Agreement.

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

Effective May 31, 2019, we maintain eight amortizing interest rate swap agreements, the notional amount of which was: (i) $800.0 million from January 1, 2020 through December 30, 2020; (ii) $700.0 million from December 31, 2020 through December 30, 2021; and (iii) $600.0 million as of December 31, 2021.  Under these interest rate swap agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%.  All of these interest rate swap agreements were designated as cash flow hedges from their inception through October 18, 2020.  Upon entering into the Purchase Agreement with Kainos on October 18, 2020, we determined that some of our hedged transactions would not materially occur in the initially identified time period since we expected to use the majority of the net proceeds from the sale to pay down a significant portion of outstanding debt.  As a result, we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we discontinued the related hedging designation (“de-designated swaps”).

The Prior Credit Agreement, the Credit Agreement, and each of the interest rate swap agreements contain a zero percent “floor” with respect to LIBOR (i.e., if the LIBOR rate is negative it will be deemed to be zero). Our exposure to interest rate risk is capped by such floor. During 2021, the actual LIBOR rates under these agreements ranged between 0.08% and 0.15%. For the year ended December 31, 2021, a hypothetical 100-basis point decrease in LIBOR, subject to a zero percent floor, would have decreased our net cash flows by $0.3 million, which reflects increased payments on our interest rate swaps (for which we pay a fixed interest rate of approximately 2.2% and receive a variable interest rate based on LIBOR), partially offset by lower interest payments on variable rate debt outstanding under the Prior Credit Agreement and the Credit Agreement. For the year ended December 31, 2020, we estimate that a 100-basis point increase in LIBOR would have reduced our net cash flow by $2.4 million, which reflects increased payments on variable rate debt outstanding under the Prior Credit Agreement, partially offset by decreased payments related to the de-designated swaps.

Market Price Risk

We are exposed to equity price risk on our Sharecare Equity Security. Beginning in July 2021, changes in the fair value of our Sharecare Equity Security are included in other (income) expense, net in the consolidated statements of operations. For the year ended December 31, 2021, we recorded $39.2 million of net unrealized gains on equity securities in other (income) expense, net.  A hypothetical one-dollar change in the closing stock price of Sharecare’s common stock on December 31, 2021 would have impacted other (income) expense, net by $11.1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tivity Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tivity Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Asset Impairment Assessment – SilverSneakers Tradename

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s SilverSneakers tradename indefinite-lived intangible asset balance was $29.0 million as of December 31, 2021.  Management reviews indefinite-lived intangible assets for impairment during the fourth quarter of each year or more frequently whenever events or circumstances indicate that the carrying value of indefinite-lived intangible assets may not be recoverable. Fair value of the SilverSneakers indefinite-lived tradename was estimated by management using the relief-from-royalty method. Estimating the fair value of the SilverSneakers indefinite-lived tradename required the use of significant assumptions related to the long-term growth rates of future revenues associated with the tradename, the terminal growth rate of revenue, the royalty rate for such revenue, the tax rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment of the SilverSneakers tradename is a critical audit matter are (i) the significant judgment by management when developing the fair value of the SilverSneakers tradename; (ii) significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the royalty rate for revenue associated with the SilverSneakers tradename; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the development of the significant assumption related to the royalty rate for revenue associated with the SilverSneakers tradename. These procedures also included, among others (i) testing management’s process for developing the fair value of the SilverSneakers tradename; (ii) evaluating the appropriateness of the valuation method; (iii) testing the completeness, accuracy, and relevance of underlying data used in estimating the fair value of the SilverSneakers tradename; and (iv) evaluating the reasonableness of the significant assumption used by management related to the royalty rate for revenue associated with the SilverSneakers tradename. Evaluating the reasonableness of management’s assumption related to the royalty rate for revenue associated with the SilverSneakers tradename involved considering (i) the current and past financial performance and (ii) the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation method and evaluating the reasonableness of the significant assumption related to the royalty rate for revenue associated with the SilverSneakers tradename.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee

February 25, 2022

We have served as the Company’s auditor since 2014.

TIVITY HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020

Current assets:
Cash and cash equivalents	$60,132	$100,385
Accounts receivable, net	62,730	25,981
Prepaid expenses	6,465	5,556
Income taxes receivable	3,095	10,996
Investment in equity securities	49,746	—
Other current assets	13,733	11,336
Total current assets	195,901	154,254

Property and equipment, net of accumulated depreciation of $44,229 and $38,188 respectively	25,247	20,959
Right-of-use assets	10,695	18,139
Long-term deferred tax asset	—	3,601
Intangible assets, net	29,049	29,049
Goodwill, net	334,680	334,680
Investment in equity securities, long-term	—	10,773
Other assets	2,969	7,528
Total assets	$598,541	$578,983

Current liabilities:
Accounts payable	$25,325	$19,741
Accrued salaries and benefits	11,825	8,949
Accrued liabilities	28,270	18,424
Deferred revenue	3,371	4,460
Current portion of long-term debt	—	7,456
Current portion of lease liabilities	8,007	8,052
Current portion of other long-term liabilities	10,625	14,753
Total current liabilities	87,423	81,835

Long-term debt	380,504	459,250
Long-term lease liabilities	3,487	11,494
Long-term deferred tax liability	3,183	—
Other long-term liabilities	5,037	22,748

Commitments and contingent liabilities

Stockholders' equity:
Preferred stock $.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock $.001 par value, 120,000,000 shares authorized, 49,800,756 and 48,983,735 shares outstanding, respectively	50	49
Additional paid-in capital	514,461	513,263
Accumulated deficit	(359,171)	(464,085)
Treasury stock, at cost, 2,254,953 shares in treasury	(28,182)	(28,182)
Accumulated other comprehensive loss	(8,251)	(17,389)
Total stockholders' equity	118,907	3,656
Total liabilities and stockholders' equity	$598,541	$578,983

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$481,252	$437,714	$633,066
Cost of revenue (exclusive of depreciation of $10,662, $9,209, and $5,920, respectively, included below)	278,252	250,362	445,817
Marketing expense	6,529	12,197	17,720
Selling, general and administrative expenses	41,991	42,765	53,198
Depreciation expense	11,298	9,930	7,137
Restructuring and related charges	—	4,358	1,881
Operating income	143,182	118,102	107,313

Interest expense	34,762	43,477	41,803
Loss on extinguishment and modification of debt	19,027	—	—
Other (income) expense, net	(44,328)	226	—
Total non-operating expense, net	9,461	43,703	41,803
Income before income taxes	133,721	74,399	65,510

Income tax expense	26,345	17,530	20,293
Income from continuing operations	$107,376	$56,869	$45,217

Loss from discontinued operations, net of income tax benefit of $844, $46,851, and $59,881, respectively	(2,462)	(280,500)	(332,038)
Net income (loss)	$104,914	$(223,631)	$(286,821)

Earnings (loss) per share - basic:
Continuing operations	$2.17	$1.17	$0.97
Discontinued operations	$(0.05)	$(5.75)	$(7.14)
Net income (loss) (1)	$2.12	$(4.59)	$(6.17)

Earnings (loss) per share – diluted:
Continuing operations	$2.13	$1.16	$0.96
Discontinued operations	$(0.05)	$(5.70)	$(7.05)
Net income (loss)	$2.08	$(4.54)	$(6.09)

Comprehensive income (loss)	$114,052	$(228,929)	$(298,912)

Weighted average common shares and equivalents:
Basic	49,573	48,746	46,509
Diluted	50,424	49,217	47,103

(1)	Figures may not add due to rounding.

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$104,914	$(223,631)	$(286,821)

Net change in fair value of effective portion of interest rate swaps designated as cash flow hedges, net of tax (expense) benefit of ($2,981), $5,540, and $4,147, respectively	8,691	(16,151)	(12,091)
Reclassification adjustment for loss from interest rate swaps de- designated as cash flow hedges included in "Loss from discontinued operations, net," net of tax of $3,661	—	10,675	—
Reclassification adjustment for previously deferred loss from interest rate swaps included in "Interest expense," net of tax of $153 and $61, respectively	447	178	—
Total other comprehensive income (loss), net of tax	$9,138	$(5,298)	$(12,091)
Comprehensive income (loss)	$114,052	$(228,929)	$(298,912)

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$—	$41	$347,487	$46,445	$(28,182)	$—	$365,791
Comprehensive income (loss)	—	—	—	(286,821)	—	(12,091)	(298,912)
Issuance of Common Stock in connection with Merger	—	6	132,832	—	—	—	132,838
Share-based compensation replacement awards related to merger and attributable to pre-combination services	—	—	9,107	—	—	—	9,107
Exercise and vesting of share-based compensation awards	—	1	988	—	—	—	989
Tax withholding for share-based compensation	—	—	(4,733)	—	—	—	(4,733)
Share-based employee compensation expense	—	—	18,832	—	—	—	18,832
Other	—	—	(94)	(118)	—	—	(212)
Balance, December 31, 2019	$—	$48	$504,419	$(240,494)	$(28,182)	$(12,091)	$223,700
Comprehensive income (loss)	—	—	—	(223,631)	—	(5,298)	(228,929)
Exercise and vesting of share-based compensation awards	—	1	1,024	—	—	—	1,025
Tax withholding for share-based compensation	—	—	(6,257)	—	—	—	(6,257)
Share-based employee compensation expense	—	—	14,077	—	—	—	14,077
Other	—	—	—	40	—	—	40
Balance, December 31, 2020	$—	$49	$513,263	$(464,085)	$(28,182)	$(17,389)	$3,656
Comprehensive income	—	—	—	104,914	—	9,138	114,052
Exercise and vesting of share-based compensation awards	—	1	685	—	—	—	686
Tax withholding for share-based compensation	—	—	(8,796)	—	—	—	(8,796)
Share-based employee compensation expense	—	—	10,060	—	—	—	10,060
Repurchases of common stock	—	—	(751)				(751)
Balance, December 31, 2021	$—	$50	$514,461	$(359,171)	$(28,182)	$(8,251)	$118,907

See accompanying notes to the consolidated financial statements.

TIVITY HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Income from continuing operations	$107,376	$56,869	$45,217
Loss from discontinued operations	(2,462)	(280,500)	(332,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	18,237	—	—
Depreciation and amortization	11,298	45,887	50,775
Amortization and write-off of deferred loan costs	2,973	9,190	4,487
Amortization and write-off of debt discount	1,861	8,604	3,711
Share-based employee compensation expense	10,060	14,077	18,832
(Gain) loss on derivatives	(2,627)	14,562	—
Unrealized gain on investments in equity securities	(39,232)	—	—
Realized gain on investments in equity securities	(2,469)	—	—
Impairment of goodwill and intangible assets of discontinued operation	—	199,500	377,100
Loss on sale of Nutrition business	—	90,163	—
Deferred income taxes	3,649	(38,438)	(52,076)
(Increase) decrease in accounts receivable, net	(36,749)	63,239	(8,283)
Changes in income taxes receivable and payable	7,901	(11,401)	1,125
(Increase) decrease in other current assets	(1,549)	12,125	941
Decrease in accounts payable	(951)	(3,182)	(10,052)
Increase in accrued salaries and benefits	2,876	128	3,608
Increase (decrease) in other current liabilities	5,342	(18,765)	(21,900)
(Decrease) increase in deferred revenue	(1,089)	686	(1,198)
Other	2,678	6,703	2,056
Net cash flows provided by operating activities	$87,123	$169,447	$82,305

Cash flows from investing activities:
Acquisition of property and equipment	$(14,750)	$(15,525)	$(24,713)
Proceeds from sale of Nutrition business, net of cash transferred	2,747	558,067	—
Proceeds from sale of equity securities	2,728	—	—
Settlement on derivatives not designated as hedges	(6,697)	(1,499)	—
Business acquisitions, net of cash acquired	—	—	(1,062,818)
Net cash flows provided by (used in) investing activities	$(15,972)	$541,043	$(1,087,531)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	$398,000	$196,525	$1,611,970
Payments of long-term debt	(502,275)	(795,100)	(574,329)
Deferred loan costs	(3,953)	—	(30,189)
Payments related to tax withholding for share-based compensation	(8,796)	(6,257)	(4,733)
Proceeds from exercise of stock options	686	1,025	989
Repurchases of common stock	(751)	—	—
Change in cash overdraft and other	5,685	(8,784)	2,083
Net cash flows provided by (used in) financing activities	$(111,404)	$(612,591)	$1,005,791

Effect of exchange rate changes on cash	$—	$—	$(12)
Net increase (decrease) in cash and cash equivalents	$(40,253)	$97,899	$553

Cash and cash equivalents, beginning of period	100,385	2,486	1,933
Cash and cash equivalents, end of period	$60,132	$100,385	$2,486

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,465	$71,439	$67,717
Cash paid for income taxes, net of refunds	$13,951	$20,433	$8,370

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021, 2020, and 2019

1.	Summary of Significant Accounting Policies

Tivity Health, Inc. (the “Company”) was founded and incorporated in Delaware in 1981.  We are a leading provider of healthy life-changing solutions, including SilverSneakers®, Prime® Fitness, and WholeHealth LivingTM. We help adults improve their health and support them on life’s journey by providing access to in-person and virtual physical activity, social engagement, and mental enrichment programs.  We deliver resources that enable members to live healthier, happier, more connected lives. Our solutions support health plans and employers nationwide as they seek to reduce costs and improve health outcomes.

Effective as of December 9, 2020, we completed the sale of Nutrisystem.  Results of operations for Nutrisystem have been classified as discontinued operations for all periods presented in the consolidated financial statements.

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

a.	Principles of Consolidation – See discussion above regarding Nutrisystem. We have eliminated all intercompany profits, transactions, and balances.
b.

Cash and Cash Equivalents - Cash and cash equivalents primarily include cash on deposit. Book cash overdrafts issued, but not yet presented to the bank for payment, are reclassified to accounts payable.

c.

Accounts Receivable, net - Accounts receivable includes billed and unbilled amounts.  Billed receivables represent fees that are contractually due for services performed or products sold, net of allowances for doubtful accounts (reflected as selling, general and administrative expenses). Allowances for doubtful accounts were $0 at December 31, 2021 and 2020. Historically, we have experienced minimal instances of customer non-payment and therefore consider our accounts receivable to be collectible; however, we provide reserves, when appropriate, for doubtful accounts on a specific identification basis.  Unbilled receivables were $16.2 million and $5.7 million at December 31, 2021 and 2020, respectively, and primarily represent fees recognized for monthly member utilization of fitness facilities under our SilverSneakers fitness solution, billed one month in arrears.

d.

Investment in equity securities – At December 31, 2021, investment in equity securities consists of 11,079,331 shares of common stock of Sharecare, Inc.  As required under Accounting Standard Codification (“ASC”) 321, beginning in July 2021, we carry the investment at fair value and recognize any changes in fair value in net income as unrealized gains or losses. See Note 12 for further information on investment in equity securities.

e.

Property and Equipment - Property and equipment is carried at cost and includes expenditures that increase value or extend useful lives. We recognize depreciation using the straight-line method over useful lives of three to seven years for computer software and hardware and four to seven years for furniture and office equipment, and three to five years for equipment.  Leasehold improvements are depreciated over the shorter of the estimated life of the asset or the life of the lease, which ranges from two to fifteen years.  Depreciation expense, including depreciation of assets recorded under finance leases, for the years ended December 31, 2021, 2020, and 2019 was $11.3 million, $9.9 million, and $7.1 million, respectively.

f.

Leases – We recognize right-of-use assets and lease liabilities for leases with contractual terms longer than twelve months, and we categorize such leases as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Our leases generally have remaining lease terms of seven to 33 months, some of which include options to extend the lease for additional periods. Such extension options were not considered in the value of the asset or liability since it is not probable that we will exercise the options to extend. If applicable, allocations among lease and non-lease components would be achieved using relative fair values.

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
g.

Intangible Assets - Intangible assets subject to amortization include acquired technology and distributor and provider networks, which we amortized on a straight-line basis over estimated useful lives ranging from three to ten years. All intangible assets related to continuing operations and subject to amortization were fully amortized at December 31, 2021 and 2020.

Intangible assets related to continuing operations and not subject to amortization at December 31, 2021 and 2020 consist of a trade name of $29.0 million.

In accordance with ASC 350, we review indefinite-lived intangible assets for impairment on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. We estimate the fair value of our indefinite-lived tradename using the relief-from-royalty method, which requires us to estimate significant assumptions such as the long-term growth rates of future revenues associated with the tradename, the royalty rate for such revenue, the terminal growth rate of revenue, the tax rate, and a discount rate. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename. See Note 6 for further information on intangible assets.
h.	Goodwill - We recognize goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses that we acquire.

In accordance with ASC 350, we review goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (during the fourth quarter of our fiscal year) or more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.  Following the sale of our Nutrition business in December 2020, we have a single reporting unit.

As part of the annual impairment test, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we elect not to perform a qualitative assessment or we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative review. During the quantitative review, if the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is indicated. If the estimated fair value of the reporting unit is less than its carrying amount, impairment of goodwill is measured as the excess of the carrying amount over fair value.  See Note 6 for further information on goodwill.
i.	Accounts Payable - Accounts payable consists of short-term trade obligations and includes cash overdrafts attributable to disbursements not yet cleared by the bank.
j.

Accrued Liabilities – Accrued liabilities primarily include amounts owed for estimated member visits to fitness network locations (which actual visit data is typically received approximately one month in arrears). Estimated amounts accrued for member visits at December 31, 2021 and 2020 were $19.3 million and $10.5 million, respectively.

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
l.	Revenue Recognition - See Note 4 for a further discussion of revenue recognition.
m.

Marketing Expense – Marketing expense includes media, advertising production, marketing, and promotional expenses and payroll-related expenses, including share-based payment arrangements, for personnel engaged in these activities. Media expense from continuing operations was $4.0 million, $7.2 million, and $7.1 million in 2021, 2020, and 2019, respectively. Internet advertising expense is recorded based on either the rate of delivery of a guaranteed number of impressions over the advertising contract term or on a cost per customer acquired, depending upon the terms. All other advertising costs are charged to expense as incurred or, in the case of production costs, the first time the advertising takes place. At December 31, 2021 and 2020, $1.8 million and $0 million, respectively, of costs have been prepaid for future advertisements and promotions.

n.

Earnings (Loss) Per Share – We calculate basic earnings (loss) per share using weighted average common shares outstanding during the period. We calculate diluted earnings (loss) per share using weighted average common shares outstanding during the period plus the effect of all dilutive potential common shares outstanding during the period unless the impact would be anti-dilutive. During 2019 and 2020, we used the two-class method to calculate earnings per share (“EPS”) as the unvested restricted stock awards outstanding under our equity incentive plan were participating shares with nonforfeitable rights to dividends. Under the two-class method, we computed earnings per share of common stock by dividing the sum of distributed earnings to common stockholders (not applicable as we do not pay dividends) and undistributed earnings allocated to common stockholders by the weighted average number of outstanding shares of common stock for the period.  In applying the two-class method, we allocated undistributed earnings to both shares of common stock and participating securities based on the number of weighted average shares outstanding during the period. During periods of net loss, no effect was given to the participating securities because they did not share in the losses of the Company. There were no participating securities during 2021; as such, we did not calculate EPS using the two-class method during 2021.  See Note 15 for a reconciliation of basic and diluted earnings (loss) per share.

o.

Share-Based Compensation – We recognize all share-based payments to employees in the consolidated statements of operations over the required vesting period based on estimated fair values at the date of grant. See Note 7 for a further discussion of share-based compensation.

p.

Derivative Instruments and Hedging Activities – We generally use derivative instruments to add stability to interest expense and to manage our exposure to interest rate movements. We account for derivatives in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815, which establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. Additionally, changes in the derivative’s fair value will be recognized currently in earnings unless specific hedge accounting criteria are met. For derivatives that are designated and qualify as effective cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings as interest expense when the hedged transaction affects earnings. If a derivative instrument ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively for the affected derivative instrument. The application of the authoritative guidance could impact the volatility of earnings. See Note 14 for further information on derivative instruments and hedging activities.

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

2.	Discontinued Operations

Effective as of December 9, 2020, we completed the sale of Nutrisystem, Inc. (“Nutrisystem”) to KNS Acquisition Corp. (“Kainos”) for an aggregate purchase price, after giving effect to customary indebtedness and cash adjustments, of approximately $558.9 million, which amount was subject to a customary working capital adjustment post-closing.  Such working capital adjustment was finalized in the second quarter of 2021 and resulted in additional proceeds of $2.7 million. Additionally, we incurred $11.2 million of transaction costs in 2020 directly related to the disposition of Nutrisystem, resulting in net proceeds, after post-closing adjustment, of $550.4 million.

In accordance with ASC Topic 205, “Presentation of Financial Statements”, the Nutrition business met the criteria for discontinued operations, as it was a component of the Company and the sale represented a strategic shift in the Company’s operations and financial results. Accordingly, the results of operations of the Nutrition business have been classified as discontinued operations for 2019, 2020, and 2021.

The following table presents financial results of the Nutrition business included in “loss from discontinued operations" for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31
(In thousands)	2021	2020 (1)	2019 (2)
Revenues	$—	$617,191	$498,091
Cost of revenues	—	291,097	232,240
Marketing expenses	—	196,952	140,286
Selling, general and administrative expenses (3)	3,210	59,093	56,840
Depreciation and amortization	—	35,957	43,638
Impairment loss	—	199,500	377,100
Restructuring and related charges	—	472	5,143
Interest expense (4)	—	36,798	34,763
Pretax loss from discontinued operations	(3,210)	(202,678)	(391,919)
Loss on de-designation of cash flow hedges (5)	—	(14,336)	—
Write-off of deferred loan costs and debt discount (4)	—	(8,946)	—
Loss on sale of Nutrition business (6)	(96)	(101,391)	—
Total pretax loss from discontinued operations	$(3,306)	$(327,351)	$(391,919)
Income tax benefit	(844)	(46,851)	(59,881)
Loss from discontinued operations, net of income tax benefit	$(2,462)	$(280,500)	$(332,038)

(1)	Results include the period from January 1, 2020 through December 8, 2020.

(2)	Results include the period from March 8, 2019 (the date of acquisition) through December 31, 2019.

(3)	For the year ended December 31, 2021, expenses from discontinued operations primarily relate to legal and other professional fees.

(4)

The term loans under our Prior Credit Agreement (as defined in Note 10) were originated with the purchase of Nutrisystem on March 8, 2019. Following the disposition of Nutrisystem, we repaid $519.0 million of principal on the Term Loans under the terms of the Prior Credit Agreement. In conjunction with the partial debt prepayment, we wrote off a portion of the related deferred loan costs and original issue discount. We allocated interest expense to discontinued operations based on the interest expense incurred from March 8, 2019 through December 8, 2020 related to $519.0 million of term loan debt, using our historical interest rates.

(5)	Represents loss recognized in the fourth quarter of 2020 in connection with the de-designation of cash flow hedging on interest rate swaps (see Note 14).

(6)

For the year ended December 31, 2020, the loss on sale of business consists of impairment losses of $90.2 million related to Nutrisystem goodwill (see Note 13), which includes post-closing adjustments related to final settlement, and $11.2 million of transaction costs directly related to the disposition of Nutrisystem. During the year ended December 31, 2021, an additional loss of $0.1 million was recognized upon final settlement of the post-closing working capital adjustment.

The depreciation, amortization and significant operating and investing non-cash items of the discontinued operations were as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Impairment of goodwill and intangible assets	$—	$199,500	$377,100
Loss on sale of business	—	90,163	—
Depreciation and amortization	—	35,957	43,638
Loss on de-designation of cash flow hedges	—	14,336	—
Write-off of deferred loan costs and debt discount (1)	—	8,946	—
Capital expenditures on discontinued operations	—	6,794	10,168
Share-based compensation on discontinued operations	—	4,351	13,230
Deferred income taxes	(844)	(54,561)	(68,488)

(1)	Reflected on the consolidated statement of cash flows in the line items “Amortization and write-off of deferred loan costs” and “Amortization and write-off of debt discount”.

3.	Recent Relevant Accounting Standards

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes" (“ASU 2018-16”), which adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  As of December 31, 2021, the benchmark interest rate in our existing interest rate swap agreements is LIBOR. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

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

Except for Prime Fitness, our customer contracts generally have initial terms of approximately three years.  Some contracts allow the customer to terminate early and/or determine on an annual basis to which of their members they will offer our programs.  For Prime Fitness, our contracts with commercial health plans, employers, and other sponsoring organizations generally have initial terms of approximately three years, while individuals who purchase the Prime Fitness program through these organizations may cancel at any time (on a monthly basis) after an initial period of one to three months.  The significant majority of our customer contracts contain one performance obligation - to stand ready to provide access to our network of fitness locations and fitness programming - which is satisfied over time as services are rendered each month over the contract term.  Unsatisfied performance obligations at the end of a particular month primarily relate to certain monthly memberships for our Prime Fitness program, which are recorded as deferred revenue on the consolidated balance sheet and recognized as revenue during the immediately subsequent month. There was $0.1 million of revenue recognized during the year ended December 31, 2021 from performance obligations satisfied in a prior period. Deferred revenue was $3.4 million and $4.5 million at December 31, 2021 and 2020, respectively.  During 2021, we recognized $4.4 million of revenue that was included in deferred revenue at December 31, 2020 and increased deferred revenue by $3.3 million, excluding amounts recognized as revenue during 2021.

Our fees are variable month to month and are generally billed per member per month (“PMPM”) or billed based on a combination of PMPM and member visits to a network location.  We bill PMPM fees by multiplying the contractually negotiated PMPM rate by the number of members eligible for or receiving our services during the month. Due to the COVID-19 pandemic, the average monthly total participation levels of our members have fluctuated significantly since March 2020. For the year ended December 31, 2021, total SilverSneakers visits and revenues were higher than the same period in 2020 as the effects of the COVID-19 pandemic lessened compared to the prior year period.  As a result, revenues from PMPM fees (which are not derived from visits) represented 47% of SilverSneakers revenue for the year ended December 31, 2021, compared to 54% for the year ended December 31, 2020. We bill for member visits approximately one month in arrears once actual member visits are known.  Payments from customers are typically due within 30 days of invoice date.  When material, we capitalize costs to obtain contracts with customers and amortize them over the expected recovery period. At December 31, 2021 and 2020, $0.3 million and $0.8 million, respectively, of such costs were capitalized. During the years ended December 31, 2021, 2020, and 2019, amortization expense related to such capitalized costs was $0.7 million, $0.4 million, and $0.1 million, respectively.

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

(In thousands)	Year Ended December 31
	2021	2020	2019
SilverSneakers	$362,767	$313,575	$492,778
Prime Fitness	94,254	95,015	120,949
WholeHealth Living	23,777	19,776	18,511
Other (1)	454	9,348	828
	$481,252	$437,714	$633,066

(1)

For the year ended December 31, 2020, other revenue in the table above includes $6.8 million from a well-being program with a large employer (which we do not expect to recur at this level) and $2.2 million of revenue from home-delivered meals.

Sales and usage-based taxes are excluded from revenues.

5.	Property and Equipment

Property and equipment at December 31, 2021 and 2020 consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$7,627	$7,963
Computer equipment and related software	57,095	45,504
Furniture and office equipment	2,683	4,418
Capital projects in process	2,071	1,262
Total property and equipment at cost	$69,476	$59,147
Less: accumulated depreciation	(44,229)	(38,188)
Total property and equipment, net	$25,247	$20,959

6.	Intangible Assets and Goodwill

There was no change in the carrying amount of goodwill of continuing operations during the years ended December 31, 2021 or 2020.  At each of December 31, 2021 and December 31, 2020, the gross amount of goodwill of continuing operations totaled $517.0 million, and we had accumulated impairment losses of $182.4 million.

Intangible assets subject to amortization at December 31, 2021 and 2020 consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$1,483	$(1,483)	—
Distributor and provider networks	8,709	(8,709)	—
Total	$10,192	$(10,192)	$—

As all intangible assets subject to amortization were fully amortized as of December 31, 2016, no amortization was incurred during the years ended December 31, 2021, 2020, and 2019, and no amortization expense is expected over the next five years and thereafter.

At December 31, 2021 and 2020, intangible assets not subject to amortization consisted of a tradename of $29.0 million.

7.	Share-Based Compensation

During 2021 we had four types of share-based awards outstanding to our employees and directors: stock options, restricted stock units, performance-based stock units, and market stock units. All performance-based stock units were vested as of December 31, 2021.  We believe that our share-based awards align the interests of our employees and directors with those of our stockholders.

We grant options under our stock incentive plan at fair value on the date of grant. The options generally vest over or at the end of three years based on service conditions and expire seven or ten years from the date of grant. Restricted stock units generally vest over three or four years. Performance-based stock units had a multi-year performance period and vested approximately two or three years from the grant date. Market stock units granted during 2020 have a three-year performance period and will vest at the end of such period based on total shareholder return.

We recognize share-based compensation expense for options, restricted stock units, and performance-based stock units on a straight-line basis over the vesting period. We account for forfeitures as they occur. We recognize share-based compensation expense for market stock units if the requisite service period is rendered, even if the market condition is never satisfied. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable equity award agreement or stock incentive plan). At December 31, 2021, we had reserved approximately 1.1 million shares for future equity grants under our stock incentive plans.

Following are certain amounts recognized in the consolidated statements of operations for share-based compensation arrangements for the years ended December 31, 2021, 2020, and 2019. We did not capitalize any share-based compensation costs during these periods.

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2021	2020	2019
Share-based compensation included in cost of revenue	$2.5	$2.7	$2.2
Share-based compensation included in selling, general and administrative expenses	7.6	6.2	3.4
Share-based compensation included in restructuring and related charges	—	0.8	—
Share-based compensation included in continuing operations	$10.1	$9.7	$5.6
Share-based compensation included in discontinued operations	—	4.4	13.2
Total share-based compensation	$10.1	$14.1	$18.8
Total income tax benefit recognized in continuing operations	2.6	2.5	1.4

As of December 31, 2021, there was $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plan. That total cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table sets forth the weighted average grant-date fair values of options and the weighted average assumptions we used to develop the fair value estimates for the years ended December 31, 2021 and 2020.  There were no stock options granted during fiscal 2019.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Weighted average grant-date fair value of options per share	$13.31	$8.20	$—
Expected term (in years)	6.3	6.2	—

Assumptions:
Expected volatility	63.1%	63.2%	—
Expected dividends	—	—	—
Risk-free rate	1.4%	0.7%	—

A summary of options as of December 31, 2021 and the activity during the year then ended is presented below:

Options	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2021	422	$17.83
Granted	178	26.48
Exercised	(81)	12.47
Forfeited	(24)	17.64
Expired	(2)	35.82
Outstanding at December 31, 2021	493	$21.75	5.4	$2,805
Exercisable at December 31, 2021	122	$22.82	3.4	$906

The total intrinsic value, which represents the difference between the market price of the underlying common stock and the option's exercise price, of options exercised during the years ended December 31, 2021, 2020, and 2019 was $0.9 million, $0.6 million, and $0.6 million, respectively.

Cash received from option exercises under all share-based payment arrangements during 2021 was $0.7 million. The actual tax benefit realized during 2021 for the tax deductions from option exercises totaled $0.2 million.   We issue new shares of common stock upon exercise of stock options or vesting of restricted stock units, restricted stock awards, performance-based stock units, and market stock units.

Nonvested Shares

The fair value of restricted stock units and performance-based stock units is determined based on the closing bid price of the Company's common stock on the grant date.  The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2021, 2020, and 2019 was $24.15, $11.17, and $19.68, respectively. The weighted average grant-date fair value of performance-based stock units granted during the years ended December 31, 2020 and 2019 was $21.49 and $20.20, respectively. No performance-based stock units were granted during 2021. The Monte Carlo simulation valuation model is used to determine the fair value of market stock units. The weighted average grant-date fair value of all market stock units granted during 2020 was $18.84. No market stock units were granted during 2021 or 2019.

The three tables below set forth a summary of our nonvested shares as of December 31, 2021, as well as activity during the year then ended. The total grant-date fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $10.9 million, $13.6 million, and $23.5 million, respectively.

	Restricted Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	1,241	$11.58
Granted	164	24.15
Vested	(803)	11.43
Forfeited	(21)	15.48
Nonvested at December 31, 2021	581	$15.20

	Performance Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	86	$20.30
Vested	(84)	20.31
Forfeited	(2)	19.71
Nonvested at December 31, 2021	—	$—

	Market Stock Units
	Shares (In thousands)	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2021	150	$18.84
Nonvested at December 31, 2021	150	$18.84

8.	Income Taxes

Income tax expense is comprised of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current taxes:
Federal	$16,421	$526	$3,051
State	5,431	881	830
Deferred taxes:
Federal	5,658	14,114	11,853
State	(1,165)	2,009	4,559
Total	$26,345	$17,530	$20,293

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following table sets forth the significant components of our net deferred tax liability and asset as of December 31, 2021 and 2020:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax asset:
Accruals and reserves	$467	$1,137
Deferred compensation	169	604
Share-based payments	1,279	2,909
Lease liability	2,936	4,993
Section 163(j) interest limitation	2,902	370
Interest rate swap	2,830	5,964
Unrealized losses	—	3,720
Net operating loss carryforwards	19,962	10,608
Capital loss carryforwards	145,330	149,608
	175,875	179,913
Valuation allowance	(148,754)	(152,295)
	$27,121	$27,618
Deferred tax liability:
Property and equipment	$(5,614)	$(4,516)
Intangible assets	(14,986)	(14,868)
Unrealized gains	(6,972)	—
Right-of-use assets	(2,732)	(4,633)
	(30,304)	(24,017)
Net long-term deferred tax (liability) asset	$(3,183)	$3,601

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

At December 31, 2021, we provided a total valuation allowance of $148.8 million, which consisted of (i) $2.4 million of deferred tax assets associated with our international net operating loss carryforwards, (ii) $11.0 million of deferred tax assets associated with our state net operating loss carryforwards, and (iii) $135.4 million for deferred tax assets related to capital loss carryforwards generated in the 2020 sale of Nutrisystem.  Capital loss carryforwards can only be used to offset future capital gains and cannot be used to offset any future operating losses the Company may incur. We reduced our valuation allowance at December 31, 2021 by $9.9 million based on the positive evidence provided by the $39.2 million unrecognized capital gain in our equity ownership in Sharecare.  We recorded a total decrease in our valuation allowance of $3.5 million for the year ended December 31, 2021. Our valuation allowance at December 31, 2020 totaled $152.3 million.

At December 31, 2021, we had international net operating loss carryforwards totaling approximately $8.3 million, $8.0 million of which have an indefinite carryforward period, approximately $344.1 million of state net operating loss carryforwards expiring between 2026 and 2040, and approximately $573.4 million of capital loss carryforwards expiring in 2025.

We recorded a tax effect of $2.8 million in 2021 related to our interest rate swap agreements to stockholder’s equity as a component of accumulated other comprehensive income (loss).

The difference between income tax expense computed using the statutory federal income tax rate and the effective rate is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Statutory federal income tax	$28,081	$15,624	$13,757
State income taxes, less federal income tax benefit	6,675	3,607	3,048
Executive compensation	2,172	1,062	150
Change in valuation allowance	(14,275)	(2,659)	2,509
Share-based compensation	(2,644)	426	210
State income tax credits	—	—	954
Capital loss expiration	7,139	—	—
Prior year tax adjustments	(970)	(592)	(464)
Net impact of foreign operations	69	3	(9)
Other	98	59	138
Income tax expense	$26,345	$17,530	$20,293

Uncertain Tax Positions

As of December 31, 2021, we had no unrecognized tax benefits that would affect our effective tax rate. During 2020, we recorded a $1.1 million decrease to unrecognized tax benefits primarily related to the unrecognized tax benefits divested in the sale of Nutrisystem. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

The aggregate changes in the balance of unrecognized tax benefits, exclusive of interest, were as follows.  There were no changes in unrecognized tax benefits during 2021.

(In thousands)
Unrecognized tax benefits at December 31, 2019	$1,061
Increases related to prior year tax positions	84
Decreases due to lapse of statute of limitations	(20)
Decreases related to Nutrisystem divestiture	(1,125)
Unrecognized tax benefits at December 31, 2020	$—

We file income tax returns in the U.S. Federal jurisdiction and in various state and foreign jurisdictions. Tax years remaining subject to examination in the U.S. Federal jurisdiction include 2018 to present.
9.	Leases

We account for leases under ASC 842. We maintain lease agreements principally for our office spaces and certain equipment. We maintain two sublease agreements with respect to one of our office locations, each of which continues through the initial term of our master lease agreement.  Such sublease income and payments, while they reduce our rent expense, are not considered in the value of the right-of-use asset or lease liability.  With the exception of two finance leases related to a network server and office equipment, all of our leases are classified as operating leases.  In the aggregate, our leases generally have remaining lease terms of seven to 33 months, some of which include options to extend the lease for additional periods.  Such extension options were not considered in the value of the right-of-use asset or lease liability because it is not probable that we will exercise the options to extend.  If applicable, allocations among lease and non-lease components would be achieved using relative standalone selling prices.

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

The following table shows the right-of-use assets and lease liabilities recorded on the balance sheet:

	December 31, 2021	December 31, 2020
(In thousands)
Right-of-use assets:
Operating	$10,327	$17,145
Finance	368	994
Total leased assets	$10,695	$18,139

Lease liabilities:
Current
Operating	$7,610	$7,408
Finance	397	644
Non-current
Operating	$3,487	$11,097
Finance	-	397
Total lease liabilities	$11,494	$19,546

The following table shows the components of lease expense:

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2021	2020
Finance lease cost:
Amortization of leased assets	$626	$686
Interest of lease liabilities	42	86
Operating lease cost	7,578	7,872
Total lease cost before subleases	$8,246	$8,644
Sublease income	(5,377)	(5,452)
Total lease cost, net	$2,869	$3,192

The following provides information related to the lease term and discount rate as of December 31, 2021:

Weighted Average Remaining Lease Term (years)
Operating leases	1.7
Finance leases	0.6

Weighted Average Discount Rate
Operating leases	4.9%
Finance leases	5.9%

As of December 31, 2021, maturities of lease liabilities for each of the next five years and thereafter were as follows:

	Operating Leases			Financing
(In thousands)	Lease Payments	Sublease Receipts	Net	Leases
2022	7,957	(5,732)	2,225	403
2023	2,518	(957)	1,561	—
2024	1,083	—	1,083	—
Total lease payments	11,558	$(6,689)	$4,869	403
Less: interest	(461)			(6)
Present value of lease liabilities	$11,097			$397

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow attributable to operating leases	$(3,921)	$(3,492)
Operating cash flow attributable to finance leases	(42)	(86)
Financing cash flow attributable to finance leases	(642)	(622)

For the years ended December 31, 2021 and 2020, there were no noncash transactions related to leases.

10.	Debt

The Company’s debt, net of unamortized deferred loan costs and original issue discount, consisted of the following at December 31, 2021 and 2020 was as follows:

(In thousands)	December 31, 2021	December 31, 2020
Term Loan A	$—	$124,035
Term Loan B	394,000	372,240
	394,000	496,275
Less: deferred loan costs and original issue discount	(13,496)	(29,569)
Total debt	380,504	466,706
Less: current portion	—	(7,456)
Total long-term debt	$380,504	$459,250

Credit Facility

On June 30, 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with a group of lenders, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent (“Morgan Stanley”), and Truist Bank, as revolving facility agent and swingline lender (“Truist”). The Credit Agreement replaced our prior Credit and Guaranty Agreement, dated March 8, 2019 (the “Prior Credit Agreement”), with a group of lenders, Credit Suisse AG, Cayman Islands Branch, as general administrative agent, term facility agent and collateral agent, and Truist, as revolving facility agent and swingline lender. The Credit Agreement provides us with (i) a $400.0 million term loan B facility (the “Term Loan B”), (ii) a $100.0 million revolving credit facility that includes a $30.0 million sublimit for swingline loans and a $40.0 million sublimit for letters of credit (the “Revolving Credit Facility”), and (iii) uncommitted incremental accordion facilities in an aggregate amount at any date equal to the greater of $167.5 million or 100% of our Consolidated EBITDA (as defined in the Credit Agreement) for the then-preceding four fiscal quarters, plus additional amounts based on, among other things, satisfaction of certain financial ratio requirements. As of December 31, 2021, outstanding debt under the Credit Agreement was $380.5 million, and availability under the revolving credit facility totaled $99.5 million as calculated under the most restrictive covenant.

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

We are required to repay Term Loan B loans in consecutive quarterly installments, each in the amount of 0.25% of the aggregate initial amount of such loans, payable on September 30, 2021 and on the last day of each succeeding quarter thereafter until maturity on June 30, 2028, at which time the entire outstanding principal balance of such loans is due and payable in full. We are permitted to make voluntary prepayments of borrowings under the Term Loan B at any time without penalty, except for a 1% premium with respect to the principal of Term Loan B loans prepaid within six months after the date of the Credit Agreement using proceeds from certain specified repricing transactions.  In October 2021, we made voluntary prepayments of $5.0 million on the Term Loan B, which prepaid all scheduled quarterly installments due through December 31, 2022.

We are required to repay in full any outstanding swingline loans and revolving loans, and to terminate or cash collateralize any outstanding letters of credit, under the Revolving Credit Facility on June 30, 2026.  In addition, the Credit Agreement contains provisions that, beginning with fiscal year 2022, may require annual excess cash flow (as defined in the Credit Agreement and generally designed to equal cash generated by our business in excess of cash used in the business) to be applied towards the prepayment of the Term Loan B or the reduction of the Revolving Credit Facility, as determined by the Company in our discretion (“Excess Cash Flow Payment”).  An Excess Cash Flow Payment is only required in the amount, if any, by which the Excess Cash Flow Amount exceeds $10.0 million for the applicable fiscal year.  “Excess Cash Flow Amount” is equal to our excess cash flow for a given fiscal year multiplied by the following excess cash flow percentages based on our First Lien Net Leverage Ratio (as defined in the Credit Agreement) on the last day of such fiscal year: (a) 50% if the First Lien Net Leverage Ratio is greater than 3.25:1, (b) 25% if the First Lien Net Leverage Ratio is less than or equal to 3.25:1 but greater than 2.75:1, and (c) 0% if the First Lien Net Leverage Ratio is less than or equal to 2.75:1.  Any potential mandatory Excess Cash Flow Payments are reduced by among other things, prepayments of the Term Loan B, any reductions of the Revolving Credit Facility, and prepayments of certain other indebtedness made during the applicable fiscal year.  We were not required to make an Excess Cash Flow Payment for fiscal 2021.

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

Based on the Company’s elections, borrowings under the Prior Credit Agreement bore interest at variable rates based on a margin or spread in excess of one-month LIBOR, which could not be less than zero. The LIBOR margin for Term Loan A loans was 4.25%, the LIBOR margin for Term Loan B loans was 5.25%, and the LIBOR margin for revolving loans varied between 3.75% and 4.25%, depending on our total Net Leverage Ratio, as defined in the Prior Credit Agreement.

In May 2019, we entered into eight amortizing interest rate swap agreements, each of which matures in May 2024.  Under these interest rate swap agreements, we receive a variable rate of interest based on LIBOR, and we pay a fixed rate of interest equal to approximately 2.2%. As further explained in Note 14, during the fourth quarter of 2020 we concluded that five of the eight interest rate swaps no longer qualified for hedge accounting treatment, and we de-designated these derivatives. As of December 31, 2021, the eight interest rate swap agreements had current notional amounts totaling $600.0 million, of which $333.3 million related to effective hedges.

The following table shows the effective interest rates related to continuing operations for Term Loan A and Term Loan B (exclusive of payments related to de-designated interest rate swaps, which we do not classify as interest expense) for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
Effective interest rate per annum	2021	2020
Term Loan A under the Prior Credit Agreement	6.58%	6.64%
Term Loan B under the Prior Credit Agreement	7.22%	7.08%
Term Loan B under the Credit Agreement	6.52%	—

The Credit Agreement also provides for annual commitment fees ranging between 0.250% and 0.375% of the unused commitments under the Revolving Credit Facility, depending on our Total Net Leverage Ratio (as defined in the Credit Agreement), and annual letter of credit fees on the daily maximum amount available under outstanding letters of credit at the LIBOR margin for the Revolving Credit Facility. The Prior Credit Agreement provided for annual commitment fees ranging between 0.250% and 0.500% of the unused commitments under the prior revolving credit facility, depending on our total Net Leverage Ratio (as defined in the Prior Credit Agreement), and annual letter of credit fees on the daily outstanding availability under outstanding letters of credit at the applicable LIBOR margin for the prior revolving credit facility, depending on our total Net Leverage Ratio (as defined in the Prior Credit Agreement). We incurred total such commitment fees of $0.4 million, $0.5 million, and $0.5 million during the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table summarizes the minimum annual principal payments and repayments of the revolving advances under the Credit Agreement for each of the next five years and thereafter:

(In thousands)
Year ending December 31,
2022	—
2023	4,000
2024	4,000
2025	4,000
2026	4,000
2027 and thereafter	378,000
Total	$394,000

11.	Commitments and Contingencies

Weiner Lawsuit

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

Shareholder Lawsuits: Strougo, Cobb, and Delaware Lawsuits

On February 25, 2020, Robert Strougo, claiming to be a stockholder of the Company, filed a complaint in the United States District Court for the Middle District of Tennessee (the "Strougo Lawsuit"). On August 18, 2020, the Court appointed Sheet Metal Workers Local No. 33, Cleveland District, Pension Fund as lead plaintiff. Plaintiff filed its amended complaint on November 13, 2020. The amended complaint is on behalf of a putative class of stockholders who purchased Company Common Stock between March 8, 2019 and February 19, 2020 and names as defendants the Company, the Company's chief financial officer, former chief executive officer, and former president and chief operating officer. The amended complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act in making false and misleading statements and omissions related to the performance of and accounting for the Nutrisystem business that the Company acquired on March 8, 2019.  The defendants filed a motion to dismiss the amended complaint on December 4, 2020.  On July 29, 2021, the Court issued an order denying the defendants’ motion to dismiss.  On October 26, 2021, Plaintiff filed a motion for class certification, which Defendants have opposed. The parties are currently engaged in discovery, and a trial date has been set for September 12, 2023.

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

Trademark Lawsuit: Pacific Packaging Lawsuit

On May 31, 2019, Pacific Packaging Concepts, Inc. (“Pacific Packaging”) filed a complaint in the U.S. District Court for the Central District of California, Western Division, naming as defendants two former subsidiaries of the Company; Nutrisystem, Inc. and Nutri/System IPHC, Inc (“Pacific Packaging Lawsuit”). In its complaint, Pacific Packaging alleged that the defendants’ use of Pacific Packaging’s federally registered trademark, Fresh Start, in advertisements for its weight management program and shakes constitutes federal trademark infringement, counterfeit trademark infringement, false designation of origin, federal trademark dilution, unfair competition, false advertising, common law unfair competition, and common law trademark infringement. The complaint seeks injunctive relief and monetary damages in an unspecified amount.  On August 29, 2019, the defendants filed their Answer to Complaint. On July 23, 2021, the Court granted the defendant’s motion for summary judgment dismissing certain of plaintiff’s damages claims, namely any claim for royalty damages and claims related to profits based on reverse confusion.  The case was set for trial on March 1, 2022.  In connection with the sale of Nutrisystem, the Company agreed to indemnify Kainos for losses arising out of this matter and retained the right to control the defense thereof.  On January 11, 2022, the parties reached a settlement in principle of the Pacific Packaging Lawsuit pursuant to which defendants’ insurers will pay the entire settlement amount except for the amount of $25,000 representing the deductible on the policy, which will be paid by the Company pursuant to its indemnification agreement with Kainos.  The settlement is subject to the negotiation and execution of a definitive written settlement agreement.

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

On February 12, 2021, Legacy Sharecare announced that it had entered into a merger agreement with Falcon Capital Acquisition Corp. (“FCAC”) and FCAC Merger Sub, Inc. (“Merger Sub”) pursuant to which Legacy Sharecare would merge with and into Merger Sub with Sharecare surviving as a wholly owned subsidiary of FCAC (the “Sharecare Transaction”).  The Sharecare Transaction was consummated effective July 1, 2021. As a result, our shares of common stock of Legacy Sharecare were converted into shares of common stock of Sharecare (“Sharecare Common Stock”), with 2.4% of such shares being converted into and paid to us in cash. Consequently, in July 2021, we received $2.7 million in cash as well as 11,079,331 shares of Sharecare Common Stock (“Sharecare Equity Security”).  Our cost basis in the Sharecare Equity Security is $10.5 million or $0.95 average cost per share. Sharecare Common Stock began trading on The Nasdaq Stock Market LLC on July 2, 2021 under the trading symbol “SHCR”.

The Sharecare Equity Security is subject to restrictions on resale, including a customary lockup period.  The lockup period continues until the earlier of one year after the effective time of the Sharecare Transaction or such other time at which the Sharecare Common Stock trades at a certain minimum price for 20 trading days in any 30-day trading period beginning on or after November 28, 2021.  In addition, between December 28, 2021 and March 27, 2022 (the “First Sale Window”), we are permitted to sell up to 750,000 shares.  Between March 28, 2022 and July 1, 2022, we may sell up to 750,000 shares plus any portion of the 750,000 shares we were permitted to, but did not, sell during the First Sale Window.

Subsequent to the consummation of the Sharecare Transaction in July 2021, the fair value of the Sharecare Equity Security became readily determinable. Accordingly, beginning in July 2021, we carry the Sharecare Equity Security on our consolidated balance sheet at fair value, and we recognize any changes in fair value of the Sharecare Equity Security in net income as unrealized gains or losses, as required under ASC 321. At December 31, 2021, the Sharecare Equity Security is reported as a current asset on our consolidated balance sheet in “Investment in equity securities”. During the year ended December 31, 2021, we recorded a realized gain of $2.5 million based on the $2.7 million cash proceeds received from the Sharecare Transaction, and we recorded an unrealized gain of $39.2 million based on the change in fair value of the Sharecare Equity Security. The realized and unrealized gain were each recorded to other (income) expense, net (see Note 17).

 During 2021, based on the positive evidence provided by the capital gains realized in the current year and anticipated to be realized from a future disposal of the Sharecare Equity Security that would allow a portion of these capital loss carryforwards to reduce taxable income, we reversed $10.6 million of a valuation allowance of deferred tax assets related to capital loss carryforwards. Such reversal resulted in an income tax benefit that fully offset the income tax expense that would have otherwise resulted from the combined realized and unrealized gains of $41.7 million. Therefore, there was no net income tax expense associated with the realized and unrealized gains related to the Sharecare Equity Security during the year ended December 31, 2021. The capital loss carryforwards expire on December 31, 2025, if unused.  We currently expect to dispose of the Sharecare Equity Security prior to the expiration of the capital loss carryforwards.

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

The COVID-19 pandemic has had and is having an adverse impact on the overall economy, resulting in rapidly changing market and economic conditions that have impacted the Company.  In March 2020, we experienced a significant decline in our market capitalization and in our actual and forecasted operating results, in addition to the unfavorable change in market conditions.  As a result, management concluded that there were triggering events during the first quarter of 2020 necessitating an impairment evaluation of our goodwill and indefinite-lived intangible assets (which consisted of the Nutrisystem tradename and the SilverSneakers tradename).  Following these evaluations, we recorded a total impairment loss of $199.5 million related to the Nutrisystem goodwill and tradename during the first quarter of 2020, which amount is reflected in loss from discontinued operations.  We determined there was no impairment related to the SilverSneakers tradename or the carrying value of goodwill related to continuing operations. During the third and fourth quarters of 2020, we recorded additional impairment losses of $66.2 million and $24.0 million, respectively, related to the Nutrition business, each of which is reflected in loss from discontinued operations.

During the fourth quarter of 2021, we reviewed goodwill for impairment related to our single reporting unit.  We estimated the fair value of the reporting unit based on our market capitalization and compared such fair value to the carrying value of the reporting unit. Because the fair value of the reporting unit exceeded its carrying amount, we determined that the carrying value of goodwill was not impaired.  Also during the fourth quarter of 2021, we estimated the fair value of our indefinite-lived intangible asset, the SilverSneakers tradename, using the relief-from-royalty method, which required significant assumptions such as the long-term growth rate of future revenues, the royalty rate for such revenue, and a discount rate. Changes in these estimates and assumptions could materially affect the estimate of fair value for the tradename.  We determined that the carrying value of the tradename was not impaired based upon the impairment review.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis at December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Fair Value Measurements Using Input Types			Fair Value Measurements Using Input Types
(In thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investment in equity securities (1)	$49,746	$—	$49,746	$—	$—	$—
Total assets	$49,746	$—	$49,746	$—	$—	$—

Liabilities:
Derivatives designated as effective hedging instruments
Interest rate swap agreements	$—	$8,705	$8,705	$—	$20,377	$20,377

Non-designated derivatives
Interest rate swap agreements	$—	$6,938	$6,938	$—	$16,260	$16,260

Total liabilities	$—	$15,643	$15,643	$—	$36,637	$36,637

(1)	Reflects ownership of Sharecare Common Stock, as described in Note 12. At December 31, 2021, we held 11,079,331 shares of Sharecare Common Stock.

The fair value of the Sharecare Equity Security is determined based on the closing price of Sharecare’s common stock on the last trading day of the reporting period.

The fair values of interest rate swap agreements are primarily determined based on the present value of future cash flows using third-party pricing services with observable inputs, including interest rates, yield curves and applicable credit spreads.

Fair Value of Other Financial Instruments

The estimated fair value of each class of financial instruments at December 31, 2021 was as follows:

Cash and cash equivalents – The carrying amount of $60.1 million approximates fair value because of the short maturity of those instruments (less than three months).

Debt – The estimated fair value of outstanding borrowings under the Credit Agreement, which includes a term loan facility and a revolving credit facility (see Note 10), are determined based on the fair value hierarchy as discussed above.

The Term Loan B is actively traded and therefore is classified as a Level 1 valuation. The estimated fair value is based on an average of quotes as of December 31, 2021 from dealers who stand ready and willing to transact at those prices. We use a mid-market pricing convention (i.e., the mid-point of average bid and ask prices). The Revolving Credit Facility is not actively traded and therefore is classified as a Level 2 valuation based on the market for similar instruments. The fair value of outstanding borrowings under the Term Loan B at December 31, 2021 was estimated to equal the carrying value (excluding original issue discount and deferred loan costs) of $394.0 million. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2021.
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

Cash Flow Hedges of Interest Rate Risk and Non-Designated Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy.  The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance by such counterparties. However, at December 31, 2021, we do not anticipate nonperformance by these counterparties.  Our interest rate swap agreements with each of the counterparties contain a provision whereby if we either default or are capable of being declared in default on any of our indebtedness, whether or not such default results in repayment of the indebtedness being accelerated by the lender, then we could also be declared in default on our derivative obligations.

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

At December 31, 2021, our interest rate swap agreements designated as effective cash flow hedges had current notional amounts totaling $333.3 million, and our de-designated interest rate swap agreements had current notional amounts totaling $266.7 million.

We record all derivatives at estimated fair value in the consolidated balance sheet. Gains and losses on derivatives designated as effective cash flow hedges are recorded in accumulated OCI and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings.  Amounts reported in accumulated OCI related to cash flow hedge derivatives will be reclassified to interest expense as we make interest payments on our variable-rate debt.  As of December 31, 2021, we expect to reclassify $6.6 million, pre-tax, from accumulated OCI as an increase to interest expense within the next 12 months due to the scheduled payment of interest associated with our debt.  Gains and losses on derivatives de-designated as effective cash flow hedges are recorded in the consolidated statement of operations as other (income) expense, net.

The estimated gross fair values of derivative instruments and their classification on the consolidated balance sheet at December 31, 2021 and 2020 were as follows:

(In thousands)	December 31, 2021	December 31, 2020
Liabilities:
Derivatives designated as effective hedging instruments:
Current portion of long-term liabilities	$5,911	$8,205
Other long-term liabilities	2,794	12,172
	$8,705	$20,377

Non-designated derivatives:
Current portion of long-term liabilities	$4,714	$6,548
Other long-term liabilities	2,224	9,712
	$6,938	$16,260

The following table presents the effect of cash flow hedge accounting on accumulated OCI as of December 31, 2021, 2020, and 2019:

(In thousands)	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Derivatives designated as effective hedging instruments:
(Gain) loss related to effective portion of derivatives recognized in accumulated OCI, gross of tax effect	(3,284)	33,247	16,930
Loss related to effective portion of derivatives reclassified from accumulated OCI to interest expense, gross of tax effect	(8,388)	(11,556)	(692)

Non-designated derivatives:
Loss related to de-designation of ineffective portion of derivatives, gross of tax effect	—	(14,336)	—
Previously deferred loss reclassified from accumulated OCI to interest expense, gross of tax effect	(600)	(239)	—

Total other comprehensive (income) loss, gross of tax	(12,272)	7,116	16,238

The following table presents the impact that non-designated derivatives had on our consolidated statement of operations for the years ended December 31, 2021 and 2020:

(In thousands)	Statement of Operations Classification	Year Ended December 31, 2021	Year Ended December 31, 2020
Loss related to de-designation of ineffective portion of derivatives, gross of tax effect	Income from discontinued operations, net of income tax	$—	$14,336
Net (gain) loss related to ineffective portion of derivatives, gross of tax effect	Other (income) expense, net	(2,627)	226	(1)
Previously deferred loss related to de-designated swaps reclassified from accumulated OCI, gross of tax effect	Interest expense	600	239
		$(2,027)	$14,801

(1)

This amount was reported in “Selling, general and administrative expenses” on our consolidated statement of operations in our 2020 Form 10-K.  We have reclassified it in this report to a new line item, “Other (income) expense, net”, to conform to current classifications.

15.	Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020, and 2019:

(In thousands except per share data)	Year Ended December 31,
Numerator:	2021	2020	2019
Income from continuing operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$107,376	$56,869	$45,217
Net income (loss) from discontinued operations attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	(2,462)	(280,500)	(332,038)
Net income (loss) attributable to Tivity Health, Inc. - numerator for earnings (loss) per share	$104,914	$(223,631)	$(286,821)

Denominator:
Shares used for basic income (loss) per share	49,573	48,746	46,509
Effect of dilutive stock options and restricted stock units outstanding:
Non-qualified stock options	60	29	90
Restricted stock units	538	412	489
Performance-based stock units	69	29	15
Market stock units	184	1	—
Shares used for diluted income (loss) per share	50,424	49,217	47,103

Earnings (loss) per share attributable to Tivity Health, Inc. - basic:
Continuing operations	$2.17	$1.17	$0.97
Discontinued operations	$(0.05)	$(5.75)	$(7.14)
Net income (loss) (1)	$2.12	$(4.59)	$(6.17)

Earnings (loss) per share attributable to Tivity Health, Inc. - diluted:
Continuing operations	$2.13	$1.16	$0.96
Discontinued operations	$(0.05)	$(5.70)	$(7.05)
Net income (loss)	$2.08	$(4.54)	$(6.09)

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is anti-dilutive:
Non-qualified stock options	226	186	70
Restricted stock units	20	242	192
Performance-based stock units	—	24	—
Restricted stock awards	—	26	102

(1)	Figures may not add due to rounding.

Market stock units and performance-based stock units outstanding are considered contingently issuable shares, and certain of these stock units were excluded from the calculations of diluted earnings per share for all periods presented because the performance criteria had not been met as of the end of the applicable reporting period.

16.	Accumulated OCI

The following tables summarize the changes in accumulated OCI, net of tax, for the years ended December 31, 2020 and 2021.

(In thousands)	Interest Rate Swaps
Accumulated OCI, net of tax, as of January 1, 2020	$(12,091)
Other comprehensive income (loss) before reclassifications, net of tax of $8,491	(24,756)
Amounts reclassified from accumulated OCI, net of tax of $6,674	19,458
Accumulated OCI, net of tax, as of December 31, 2020	$(17,389)
Other comprehensive income (loss) before reclassifications, net of tax of $838	2,446
Amounts reclassified from accumulated OCI, net of tax of $2,296	6,692
Accumulated OCI, net of tax, as of December 31, 2021	$(8,251)

The following table presents details about reclassifications out of accumulated OCI for the years ended December 31, 2021 and 2020:

(In thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Statement of Operations Classification
Interest rate swaps	$8,988	$11,795	Interest expense
	(2,296)	(3,012)	Income tax
	—	10,675	Income from discontinued operations, net of income tax
Total amounts reclassified from accumulated OCI	$6,692	$19,458	Net of tax

17. Other (Income) Expense, Net

The following table shows the detail of Other (income) expense, net for the years ended December 31, 2021 and 2020.

(In thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Unrealized gain on investment in equity securities (Note 12)	$(39,232)	$—
Realized gain on investment in equity securities (Note 12)	(2,469)	—
Unrealized (gain) loss related to ineffective portion of derivatives (Note 14)	(2,627)	226
Other (income) expense, net	$(44,328)	$226

18.	Segment Disclosures and Concentrations of Risk

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

Geographic Information

Long-lived assets and revenue from external customers attributable to our operations in the United States accounted for 100% of our consolidated long-lived assets and revenues as of and for the years ended December 31, 2021 and 2020.

Major Customers and Concentration of Credit Risk

During 2021 and 2020, our top three customers together accounted for 40% and 39%, respectively, of our revenues from continuing operations. Financial instruments that potentially subject us to concentrations of credit risk primarily include cash and cash equivalents, derivative financial instruments, and accounts receivable.  Our cash and cash equivalents are placed with, and our derivative instruments are transacted with, major financial institutions. At December 31, 2021, we had two customers that each accounted for 10% or more of our accounts receivable, net and individually comprised approximately 22% and 35% of our consolidated accounts receivable, net at December 31, 2021. At December 31, 2020, we had two customers that each accounted for 10% or more of our accounts receivable, net and individually comprised approximately 26% and 33% of our consolidated accounts receivable, net at December 31, 2020.

19.	Subsequent Event

As discussed in Note 11, on January 11, 2022, we reached a settlement in principle of the Pacific Packaging Lawsuit pursuant to which our insurers will pay the entire settlement amount except for the amount of $25,000 (twenty-five thousand dollars) representing the deductible on the policy, which will be paid by the Company.  Accordingly, as of December 31, 2021, we have recorded a current liability (in “Accrued liabilities”) equal to the entire settlement amount and a current asset (in “Other current assets”) equal to the settlement amount less $25,000.
20.	Quarterly Financial Information (unaudited)

The following tables contain selected unaudited statements of operations for each quarter of 2021 and 2020. As further discussed in Note 1, our results from continuing operations do not include the results of Nutrisystem, which we sold effective December 9, 2020.

(In thousands, except per share data)

Year Ended December 31, 2021	First	Second	Third	Fourth (1)
Revenues	$108,085	$120,071	$126,289	$126,808
Gross margin	48,269	48,837	49,178	46,056
Income (loss) before income taxes	27,564	8,958	112,624	(15,424)
Income (loss) from continuing operations	19,944	8,771	103,699	(25,038)
Income (loss) from discontinued operations, net of income tax	(808)	(414)	(932)	(308)
Net income (loss)	19,136	8,357	102,767	(25,346)

Earnings (loss) per share – basic:
Continuing operations (2)	$0.41	$0.18	$2.09	$(0.50)
Discontinued operations (2)	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Net income (2)(3)	$0.39	$0.17	$2.07	$(0.51)

Earnings (loss) per share – diluted:
Continuing operations (2)	$0.40	$0.17	$2.06	$(0.50)
Discontinued operations (2)	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Net income (2)(3)	$0.38	$0.17	$2.04	$(0.50)

(In thousands, except per share data)

Year Ended December 31, 2020	First	Second	Third	Fourth (4)
Revenues	$159,692	$81,923	$95,481	$100,617
Gross margin	42,713	45,879	45,382	44,168
Income before income taxes	11,411	23,959	23,236	15,793
Income from continuing operations	8,275	17,202	16,750	14,642
Income (loss) from discontinued operations, net of income tax	(206,381)	11,309	(59,168)	(26,260)
Net income (loss)	(198,106)	28,511	(42,418)	(11,618)

Earnings (loss) per share – basic:
Continuing operations (2)	$0.17	$0.35	$0.34	$0.30
Discontinued operations (2)	$(4.25)	$0.23	$(1.21)	$(0.54)
Net income (loss) (2)(3)	$(4.08)	$0.59	$(0.87)	$(0.24)

Earnings (loss) per share – diluted:
Continuing operations (2)	$0.17	$0.35	$0.34	$0.29
Discontinued operations (2)	$(4.22)	$0.23	$(1.20)	$(0.53)
Net income (loss) (2)(3)	$(4.05)	$0.58	$(0.86)	$(0.23)

(1)

Loss from continuing operations for the fourth quarter of 2021 includes an unrealized loss of $41.4 million related to the change in fair value of the Sharecare Equity Security and an unrealized gain of $1.9 million related to the de-designated swaps, each of which was recorded to other (income) expense, net. The income tax benefit that would have otherwise resulted from the unrealized loss of $41.4 million was fully offset by income tax expense due to an increase in the valuation allowance on deferred tax assets related to capital loss carryforwards; therefore, there was no net income tax benefit associated with this loss.  In addition, loss from continuing operations for the fourth quarter of 2021 includes a total of $0.5 million related to CEO transition costs, acquisition and integration costs, and project costs, which was primarily recorded to selling, general, and administrative expenses. Finally, the impact of potentially dilutive securities for the three months ended December 31, 2021 was not considered because the impact would be anti-dilutive.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2021.  They are designed to ensure that information required to be disclosed by the

Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO framework"), and believes that the COSO framework is a suitable framework for such an evaluation.  Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors, director nomination procedures, audit committee, audit committee financial experts, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included under the headings "Election of Directors," "Code of Conduct," "Corporate Governance," and "Delinquent Section 16(a) Reports" in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days following the fiscal year ended December 31, 2021 (“2022 Proxy Statement”) and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of this report, under the caption "Information about our Executive Officers."

Item 11. Executive Compensation

Information required by this item will be included under the headings "Executive Compensation" and "Director Compensation" in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2022 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2021, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights, in thousands (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column), in thousands
Equity compensation plans approved by stockholders	1,224	$21.75	1,086
Equity compensation plans not approved by stockholders	—	—	—
Total	1,224	$21.75	1,086

(1)	Represents 493,000 stock options, 581,000 restricted stock units, and 150,000 market stock units outstanding under the Company’s Amended and Restated 2014 Stock Incentive Plan.
(2)

The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding unvested restricted stock units and market stock units, which have no exercise price. The weighted average remaining contractual term of the outstanding stock options is 5.4 years.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included under the heading "Corporate Governance" in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included under the heading "Ratification of Independent Registered Public Accounting Firm" in the 2022 Proxy Statement and is incorporated herein by reference.

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

10.1

Office Lease dated as of May 4, 2006 between the Company and Highwoods/Tennessee Holdings, L.P. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 5, 2006, File No. 000-19364]

10.2

Credit Agreement, dated June 30, 2021, by and among the Company, certain subsidiaries of the Company as guarantors, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as general administrative agent, term loan facility administrative agent and collateral agent, and Truist Bank, as revolving facility agent and swingline lender [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2021, File No. 000-19364]

Management Contracts and Compensatory Plans

10.3	2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 25, 2014, Registration No. 333-197025]

10.4

Tivity Health, Inc. Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated May 19, 2015, Registration No. 333-204313]

10.5

Tivity Health, Inc. Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed April 12, 2019, File No. 000-19364]

10.6

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

10.9

Form of Restricted Stock Unit Award Agreement (for Directors) under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended June 30, 2018, File No. 000-19364]

10.10

Form of 2019 Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2014 Stock Incentive Plan [incorporated herein by reference to Exhibit 10.4 to Form 10-Q of the Company's fiscal quarter ended June 30, 2019, File No. 000-19364]

10.11	Form of Director Indemnification Agreement [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2016, File No. 000-19364]

10.12

Employment Agreement, dated May 22, 2017, between Tivity Health, Inc. and Adam C. Holland [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2017, File No. 000-19364]

10.13

Offer of Employment Letter between the Company and Ryan Wagers dated as of September 14, 2018 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2018, File No. 000-19364]

10.14

Employment Agreement by and between the Company and Richard M. Ashworth, dated May 20, 2020 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.15

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth (Inducement Award), dated June 1, 2020 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.16

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.17

Form of Market Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.18

Offer of Employment Letter between the Company and Thomas Lewis dated as of October 4, 2018 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.19

Amendment No. 1 to Offer of Employment Letter between the Company and Thomas Lewis dated as of April 1, 2019 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.20

Amendment No. 2 to Offer of Employment Letter between the Company and Thomas Lewis dated as of October 30, 2020 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.21

Amended and Restated Offer of Employment Letter between the Company and Raymond Bilbao dated as of October 30, 2020 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.22

Change of Control Agreement between the Company and Raymond Bilbao dated as of July 3, 2018 [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.23

Tivity Health, Inc. Director Deferred Compensation Program, dated December 14, 2020 [incorporated by reference to Exhibit 10.46 to Form 10-K of the Company's fiscal year ended December 31, 2020, File No. 000-19364]

10.24

Form of Deferred Stock Unit Award Agreement (for Directors) under the Company’s Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.47 to Form 10-K of the Company's fiscal year ended December 31, 2020, File No. 000-19364]

10.25

Separation Benefits Program for Section 16 Officers, dated September 22, 2021 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2021, File No. 000-19364]

10.26

Special Incentive Bonus Award Agreement by and between Tivity Health, Inc. and Richard Ashworth, dated February 11, 2022 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 11, 2022, File No. 000-19364]

10.27*	Form of 2020 Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's Second Amended and Restated 2014 Stock Incentive Plan

10.28*	Form of 2021 Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's Second Amended and Restated 2014 Stock Incentive Plan

21*	Subsidiary List

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam Holland, Chief Financial Officer

32*

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer, and Adam Holland, Chief Financial Officer

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statement of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101 hereto).

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVITY HEALTH, INC.

February 25, 2022	By:	/s/ Richard M. Ashworth
Richard M. Ashworth Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Ashworth	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Richard M. Ashworth

/s/ Adam C. Holland	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Adam C. Holland

/s/ Ryan M. Wagers	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Ryan M. Wagers

/s/ Anthony M. Sanfilippo	Chairman of the Board and Director	February 25, 2022
Anthony M. Sanfilippo

/s/ Sara J. Finley	Director	February 25, 2022
Sara J. Finley

/s/ Robert J. Greczyn, Jr.	Director	February 25, 2022
Robert J. Greczyn, Jr.

/s/ Beth M. Jacob	Director	February 25, 2022
Beth M. Jacob

/s/ Bradley S. Karro	Director	February 25, 2022
Bradley S. Karro

/s/ Stephanie M. Davis (Michelman)	Director	February 25, 2022
Stephanie M. Davis (Michelman)

/s/ Erin L. Russell	Director	February 25, 2022
Erin L. Russell