Form 10-K/A
period 2021-12-31
TIVITY HEALTH, INC.
filed 2022-04-29
CIK 704415

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

As of February 17, 2022, 49,823,312 shares of common stock were outstanding.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Nashville, TN	Auditor Firm PCAOB ID: 238

Tivity Health, Inc.

Form 10-K/A

Table of Contents

			Page
Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	5
	Item 11.	Executive Compensation	13
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	52
	Item 14.	Principal Accounting Fees and Services	55

Part IV
	Item 15.	Exhibits, Financial Statement Schedules	56

Explanatory Note

Tivity Health, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”) with the United States Securities and Exchange Commission (the “Commission”) on February 25, 2022. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2021. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K. Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K. Because no consolidated financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10‑K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission. Terms used but not defined herein are as defined in our Original Form 10-K.  As used throughout this Annual Report on Form 10-K (this “Report”), unless the context otherwise indicates, the terms “we,” “us,” “our,” “Tivity Health,” or the “Company” refer collectively to Tivity Health, Inc. and its wholly owned subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

The Company cautions that certain information contained or incorporated by reference in this Report and our other filings with the Commission, in our press releases, and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance, and business. Forward‑looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions, or strategies and regarding the future. We disclaim any intent or obligation to update these forward-looking statements.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors of the Company are as follows:

Name	Age	Director Since	Position(s)
Richard M. Ashworth	47	2020	Chief Executive Officer and Director
Sara J. Finley	62	2018	Director
Robert J. Greczyn, Jr.	70	2015	Director
Beth M. Jacob	60	2018	Director
Bradley S. Karro	60	2014	Director
Stephanie M. Davis (Michelman)	47	2022	Director
Erin L. Russell	48	2020	Director
Anthony M. Sanfilippo	64	2020	Chairman of the Board

Richard M. Ashworth
President and Chief Executive Officer of the Company

AGE: 47 DIRECTOR SINCE: 2020 Board Committees: None

Mr. Ashworth has served as President and Chief Executive Officer of the Company and as a member of the Board since June 2020. Mr. Ashworth previously served as the President of Walgreen Co. (“Walgreens”), where he was responsible for developing the strategies and plans for all Walgreens operations including leadership, development, operations, and management of the business. Mr. Ashworth served as President of Operations of Walgreens from November 2017 to February 2020 and as President of Pharmacy and Retail Operations from 2014 to 2017. In 2013, Mr. Ashworth also led the development and delivery of the healthcare strategy for the strategic partnership with U.K.-based Alliance Boots, which Walgreens later acquired.

QUALIFICATIONS:

Mr. Ashworth’s specific skills, experience and qualifications to serve as Chief Executive Officer and a director of the Company include 28 years of experience at Walgreens, a global pharmacy-led health and wellness company, including 20 years of strategic and operational experience.  He has extensive knowledge in strategy, operations, product and business development, healthcare, pharmacy, marketing and consumer insights, and successful leadership of teams comprised of several thousand members.

Sara J. Finley
Principal of Threshold Corporate Consulting, LLC

AGE: 62 DIRECTOR SINCE: 2018 Board Committees: Nominating and Corporate Governance (Chair)

Ms. Finley is the Principal of Threshold Corporate Consulting, LLC, a consulting services firm that she founded in 2015.  From 2009 to 2011, Ms. Finley served as Senior Vice President and General Counsel of CVS Health Corporation, formerly known as CVS Caremark Corporation (including its predecessor companies, “CVS Caremark”), a publicly traded pharmacy services company.  From 2007 to 2009, Ms. Finley served as Senior Vice President and General Counsel of the pharmacy benefits management division of CVS Caremark, and from 2011 until her retirement from the company in 2015, Ms. Finley served as a senior legal advisor for CVS Caremark.  From 1998 to 2007, Ms. Finley served as Senior Vice President, Assistant General Counsel and Corporate Secretary of Caremark Rx, Inc., a publicly traded company and a predecessor of CVS Caremark. Previously, she was a partner at the law firm Kutak Rock in Atlanta, Georgia.  Ms. Finley graduated from the University of Alabama and received her law degree from Vanderbilt University.  She currently serves on the board of directors of Preferred Apartment Communities, Inc., a publicly traded real estate investment trust, and she is also chair of its compensation committee and a member of its nominating and governance committee. Ms. Finley also currently serves on the board of directors of Oak Paper Products Company, Inc., a privately-held paper products, packaging and janitorial supply company based in Los Angeles, California, Studio Bank, a community bank based in Nashville, Tennessee, and Vanderbilt University Medical Center, a hospital system with locations primarily in central Tennessee.  Ms. Finley currently serves on several Nashville non-profit boards, including The Center for Nonprofit Management, The Community Foundation of Middle Tennessee, Leadership Nashville, and the Vanderbilt Law School Board of Advisors.

QUALIFICATIONS:

Ms. Finley’s specific skills, experience and qualifications to serve as a director of the Company include over 15 years of executive management experience for industry-leading health care companies; board leadership roles for corporate and nonprofit organizations; and extensive experience as a senior legal advisor for mergers and acquisitions, health care regulatory matters, corporate governance, enterprise risk management, compliance, and other matters.  We believe Ms. Finley’s experience and perspective provides our Board with valuable insight, particularly with respect to strategic, legal, compliance, and risk management matters.

Robert J. Greczyn, Jr.
Former President and Chief Executive Officer of Blue Cross Blue Shield of North Carolina

AGE: 70 DIRECTOR SINCE: 2015 Board Committees: Compensation; Nominating and Corporate Governance

Mr. Greczyn served as the Interim Chief Executive Officer of the Company from February 18, 2020 through May 31, 2020, during which time he was not a member of any committees of the Company’s Board of Directors.  He was the Chief Executive Officer of Blue Cross Blue Shield of North Carolina (“BCBSNC”) from 2000 until his retirement in 2010, where he also served on the Board of the Blue Cross Blue Shield Association.  Since 2010, Mr. Greczyn has served as Principal Manager of Capital Food Group, LLC and RJG Restaurant Group LLC, privately held restaurant franchise operations.  From August 1998 until September 1999 he was the Chief Operating Officer of BCBSNC and became its President in September 1999.  From 1990 to 1998, he was the President and CEO of Carolina Physicians Health Plan, a health maintenance organization, which was partially acquired by Healthsource, Inc. in 1991 and fully acquired by Healthsource, Inc. in 1994, at which time it became Healthsource North Carolina.  In 1997, Cigna Corporation acquired Healthsource, Inc.  From 1986 to 1990, Mr. Greczyn was President and CEO of Health Plan of Delaware, Ltd. (which was acquired by Principal Health Care, Inc. in 1988, at which time it became Principal Health Care of Delaware, Inc.).  From March 2011 to November 2014, Mr. Greczyn served on the Board of Directors of Liposcience, Inc., a publicly traded (until its acquisition by Laboratory Corporation of America in November 2014) clinical diagnostic company, where he chaired the compensation committee and was a member of the audit committee.  He also served as the interim President and Chief Executive Officer of Liposcience, Inc. from August 2013 until February 2014, during which time he resigned from his positions on the audit and compensation committees.  From October 2011 until August 2012, Mr. Greczyn served as a director of M*Modal Inc., a publicly traded (until its acquisition August 2012 by One Equity Partners) provider of interactive clinical documentation and speech understanding technology, where he was a member of the compensation and audit committees.  From 2006 to 2008, Mr. Greczyn was Chairman of the Board of the Council for Affordable Quality Care, an alliance of chief executive officers of the nation’s leading health insurers working to simplify healthcare transactions.  Mr. Greczyn also serves as vice chair of the board of Vidant Health (now ECU Health), of which he is also a member of the compensation committee, the quality committee, and the executive committee.  He formerly served as a board member of Vidant Medical Center, a not for profit large hospital.  Mr. Greczyn received an M.P.H. degree in health policy from the University of North Carolina at Chapel Hill and a B.A. degree in psychology from East Carolina University.

QUALIFICATIONS:

Mr. Greczyn’s specific skills, experience and qualifications to serve as a director of the Company include over 20 years of experience as Chief Executive Officer of three health insurance companies as well as service on the compensation and audit committees of publicly traded companies.  We believe his extensive management experience and knowledge of the managed care industry and his prior public company board experience provides critical insight to our Board.

Beth M. Jacob
Former Senior Vice President, Strategic Advisor and Leadership Coach of SPS Commerce

AGE: 60 DIRECTOR SINCE: 2018 Board Committees: Audit; Nominating and Corporate Governance

After serving in senior leadership roles since 2015 with SPS Commerce, Inc. (“SPS Commerce”), a global leader in cloud-based supply chain management solutions, Ms. Jacob retired in April 2019 from her position as Senior Vice President, Strategic Advisor and Leadership Coach of SPS Commerce, which began in March 2018, and supported the work of SPS Commerce as an independent consultant through August 2019.  From 2015 to March 2018, Ms. Jacob was the Senior Vice President, Chief Customer Success Officer, at SPS Commerce, where she created a high energy and innovative customer success organization that delivers new services and value to drive retention and growth.  From 2002 to 2014, Ms. Jacob was an executive with Target Corporation (“Target”), a leading upscale discount retailer that provides high-quality merchandise with a guest-friendly experience across store and digital channels.  At Target, she was Executive Vice President and Chief Information Officer from 2010 to 2014 and Senior Vice President and Chief Information Officer from 2008 to 2010. Ms. Jacob also was responsible for the global operations of Target India from 2011 to 2014.  From 2006 to 2008, Ms. Jacob was the Vice President of Target Financial Services, Guest Operations, leading the contact center and collection operations team that provided services to Target’s customers.  From 2003 to 2006, Ms. Jacob was Vice President of Target Financial Services, Guest Contact Centers, and from 2002 to 2003, she was the Director of Target Financial Services, Guest Contact Centers.  Prior to joining Target, Ms. Jacob spent 15 years at Ameriprise Financial, Inc. (formerly known as American Express Financial Advisors), a leading diversified financial services firm dedicated to helping customers achieve their financial goals.   Ms. Jacob graduated with a B.S. degree from the University of Minnesota in 1984 and received her Master of Business Administration degree from the University of Minnesota Carlson School of Management in 1989.  Ms. Jacob has served on several non-profit boards.

QUALIFICATIONS:

Ms. Jacob’s specific skills, experience and qualifications to serve as a director of the Company include more than 30 years of consumer-focused business experience with a broad range of responsibilities, spanning customer strategy and service, global operations, technology and data capabilities, scaling strategies for growth, and successful leadership and engagement of teams comprised of several thousand members. We believe Ms. Jacob’s experience and perspective provide our Board with valuable insight, particularly with respect to the Company’s developing digital platforms, expanded operational footprint, and strategy.

Bradley S. Karro
Principal of Hillcote Advisors

AGE: 60 DIRECTOR SINCE: 2014 Board Committees: Compensation (Chair)

Mr. Karro is a principal of Hillcote Advisors, a firm focused on investing in and restructuring healthcare companies that Mr. Karro founded in May 2007. Prior to starting Hillcote Advisors, Mr. Karro held a number of senior executive positions in the healthcare industry, including serving as Executive Vice President of Caremark Rx, a prescription benefit management company. Mr. Karro joined Medpartners (which changed its name to Caremark Rx) in 1998 and served at Caremark Rx through 2007.  During his time at Caremark Rx, Mr. Karro was responsible for mergers and acquisitions, integration planning, information technology and Medicare product development. Mr. Karro was also appointed as a charter member of the Governor’s e-Health Advisory Council in Tennessee, an organization established to coordinate Tennessee’s initiatives leading towards the adoption of electronic medical records.  He served on the Board of Directors of Sharecare, a digital health company, from 2020 until July 2021. From October 2013 to March 2017, Mr. Karro served as a member of the Board of Directors of Angiotech Pharmaceuticals, Inc., a global specialty pharmaceutical and medical device company, where he chaired the Audit Committee. Mr. Karro previously served on the Board of Directors of Emageon Inc., an information technology systems provider for hospitals, healthcare networks, and imaging facilities, from 2008 through 2009.

QUALIFICATIONS:

Mr. Karro’s specific skills, experience and qualifications to serve as a director of the Company are evidenced by his more than 25 years of healthcare industry experience, extensive knowledge of the healthcare industry, executive management experience, and prior public board experience.

Stephanie M. Davis (Michelman)
Global Chief Marketing Officer of Benefit Cosmetics

AGE: 47 DIRECTOR SINCE: 2022 Board Committees: Nominating and Corporate Governance

Ms. Michelman has served as the Global Chief Marketing Officer of Benefit Cosmetics, a brand within the Moet Hennessy Louis Vuitton (LVMH) portfolio, since April 2022.  She served as the General Manager of Bobbi Brown Cosmetics, a subsidiary of Estee Lauder Companies, Inc., from July 2019 to March 2022. From February 2015 to April 2019, she was the Chief Marketing Officer of NEST New York, a home fragrance and perfume company. She has also served as a member of the Board of Directors of M.M.LaFleur since January 2021. Ms. Michelman graduated with a B.A. degree from the University of Virginia in 1997 and received her MBA from Northwestern University, Kellogg School of Management in 2004.

QUALIFICATIONS:

Ms. Michelman’s specific skills, experience and qualifications to serve as a director of the Company include her extensive operational and marketing experience in the retail industry as well as her expertise in consumer research, insights, and mapping, data analytics, ecommerce, and digital marketing. Her understanding of the dynamics of technology and online platforms and her financial literacy are a valuable asset to our Board.

Erin L. Russell*
Former Principal of Vestar Capital Partners, LP

AGE: 48 DIRECTOR SINCE: 2020 Board Committees: Audit (Chair) Compensation

Since July 2021, Ms. Russell has served on the board of directors of eHealth, Inc., a publicly traded online health insurance marketplace, where she serves as a member of the audit committee.  Since January 2019, she has served as a member of the board of directors of Kadant, Inc., a global supplier of engineered systems, where she is a member of the audit and nominating and corporate governance committees and serves as the chair of the risk oversight and sustainability committee.  From August 2001 until April 2017, she was a principal of Vestar Capital Partners, LP (“Vestar”), a private equity firm specializing in management buyouts, recapitalizations, and growth equity investments. While at Vestar, Ms. Russell served on the boards of directors of a number of companies, including most recently as a director of DeVilbiss Healthcare LLC, a company that designs, manufactures and markets respiratory medical products, from 2012 until July 2015 and as a director and a member of the audit committee of 21st Century Oncology Inc., a provider of state-of-the-art radiation therapy and integrated cancer treatments, from 2008 until September 2016, including as the chair of the audit committee until 2014. She also served as a director of DynaVox Inc., a communications device manufacturer, from 2004 until 2014, including serving as the chair of its audit committee until its initial public offering in 2010. Ms. Russell is currently a member of the school advisory board of St. Thomas Aquinas Catholic School, where she has served since June 2018, and has served on the advisory boards of McIntire School of Commerce since June 2016 and the Jefferson Scholars Foundation at the University of Virginia since April 2008. Ms. Russell holds a Bachelor’s degree in commerce with a concentration in accounting from McIntire School of Commerce, University of Virginia and a Master’s in Business Administration from Harvard Business School.

QUALIFICATIONS:

Ms. Russell’s specific skills, experience and qualifications to serve as a director of the Company are evidenced by her experience with capital and credit markets, as well as her extensive experience serving on the boards of directors of companies in the healthcare sector.  We believe her financial literacy and extensive public and private company board experience provide critical insight to our Board.

Anthony M. Sanfilippo*
Co-founder of Sorelle Capital, Sorelle Entertainment, and Sorelle Hospitality

AGE: 64 DIRECTOR SINCE: 2020 Board Committees: Audit

Mr. Sanfilippo has been Chairman of the Board since April 2020.  He is the co-founder of Sorelle Capital, Sorelle Entertainment and Sorelle Hospitality, a series of firms focused on investing in and helping grow companies with entrepreneurs in hospitality sectors and related real estate ventures.  Mr. Sanfilippo served as Chief Executive Officer and member of the board of directors (including chairman of the board from May 2017 until October 2018) of Pinnacle Entertainment Inc. (“Pinnacle”), a publicly traded gaming hospitality company with 16 casino locations in 10 states across the U.S., from March 2010 until October 2018, at which time Pinnacle was acquired by Penn National Gaming.  Prior to joining Pinnacle, Mr. Sanfilippo served as President, Chief Executive Officer and board member of Multimedia Games Inc., a publicly traded creator and supplier of comprehensive technology systems, content and electronic gaming devices for various segments of the gaming industry.  Prior to joining Multimedia Games, Inc., he served as Division President at Harrah’s Entertainment Inc., currently known as Caesars Entertainment Inc., including serving as President and Chief Operating Officer for Harrah’s New Orleans and a board member of Jazz Casino Corporation.  Mr. Sanfilippo is a member of the board of directors of Papa John’s International, where he chairs the compensation committee and also serves on its corporate governance and nominating committee.

QUALIFICATIONS:

Mr. Sanfilippo’s specific skills, experience and qualifications to serve as a director of the Company include his extensive operational, strategic, and senior leadership experience in the hospitality industry, including casinos, hotels, restaurants and entertainment businesses.  We believe his leadership and board experience provides our Board with valuable insight.

*Ms. Russell and Mr. Sanfilippo were appointed to the Board in connection with a cooperation agreement the Company entered into with HG Vora Capital Management, LLC (“HG Vora”) on February 25, 2020 (the “HG Vora Agreement”).  Pursuant to the HG Vora Agreement, HG Vora had the right to appoint two individuals (“New Directors”) to the Board with a term expiring at the 2020 Annual Meeting of Stockholders. HG Vora appointed Mr. Sanfilippo and Ms. Russell, each of whom was re-elected at the 2020 Annual Meeting of Stockholders. During the term of the HG Vora Agreement, at least one New Director was to serve on each of the Audit Committee of the Board, the Strategic Review Committee of the Board (dissolved in April 2020), and the CEO Search Committee (dissolved upon Mr. Ashworth’s appointment as President and CEO). The HG Vora Agreement expired pursuant to its terms in January 2021.

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of the Original Form 10-K, under the caption "Information about our Executive Officers."

Corporate Governance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission.  Officers, directors, and greater than 10% stockholders are required by regulation of the Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 3, 4, and 5 and amendments thereto and certain written representations furnished to us, to our knowledge, all Section 16 reporting requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during 2021, except for (i) late Form 3 filings for Messrs. Lewis and Bilbao filed on April 13, 2021 related to each of them being designated as Section 16 officers of the Company effective March 31, 2021; and (ii) late Form 4 filings for Messrs. Holland, Lewis, Bilbao, and Wagers on November 12, 2021 related to a certification by the Compensation Committee on February 3, 2021 that certain performance metrics under previously granted performance stock units had been satisfied.

Code of Conduct

Our Code of Business Conduct applies to all employees (including officers) and non-employee directors (collectively, “colleagues”).  The purpose of the Code of Business Conduct is to provide written standards that are reasonably designed to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in reports and documents we file with the Commission and other public communications we make; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code of Business Conduct; and accountability for adherence to the Code of Business Conduct, and to deter wrongdoing.  A copy of our Code of Business Conduct, as well as any amendments thereto, is available on our website at www.tivityhealth.com. We intend to post any waiver of a provision of the Code of Business Conduct granted to any principal executive, financial, or accounting officer or any material amendment to the Code of Business Conduct on our website. We did not grant any waivers to the Code of Business Conduct in 2021.

Audit Committee

During 2021, the Audit Committee was composed of Mss. Jacob and Russell for the entire year.  In addition, Dr. Peter Hudson was a member of the Audit Committee from the beginning of the year until the 2021 Annual Meeting of Stockholders (at which time he did not stand for re-election to the Board), and Mr. Sanfilippo has been a member of the Audit Committee since the 2021 Annual Meeting of Stockholders.  It was chaired by Ms. Russell. All of the directors on the Audit Committee are “independent directors” as defined under the Nasdaq listing standards, and satisfy the heightened independence criteria applicable to members of the Audit Committee under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act.  We have at least one member of the Audit Committee who has past employment experience in finance or accounting and requisite professional certification in accounting or other comparable experience that results in the individual’s financial sophistication.  The Board has determined that each of Ms. Russell and Mr. Sanfilippo qualifies as an “audit committee financial expert”, as defined by the regulations of the Commission.  The Audit Committee meets with our independent registered public accounting firm and management to review our consolidated financial statements, the quality and integrity of our accounting, auditing and financial reporting process, and our systems of internal controls.  The Audit Committee’s Charter, which is reviewed annually by the Audit Committee and is available on our website at www.tivityhealth.com, provides a detailed description of the Audit Committee’s duties and responsibilities.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

In 2021, our Named Executive Officers (“NEOs”) were as follows:

Name	Position
Richard Ashworth	President and Chief Executive Officer
Adam Holland	Chief Financial Officer
Thomas Lewis (1)	Chief Operating Officer
Raymond Bilbao (1)	Chief Legal Officer
Ryan Wagers	Chief Accounting Officer

(1)	Messrs. Lewis and Bilbao were appointed as executive officers of the Company effective March 31, 2021. Each of them was employed by the Company for all of fiscal 2021.

Key Compensation Actions for 2021

The Committee believes that the Company’s 2021 executive compensation program was effective in attracting, retaining, and providing appropriate incentives for our NEOs.  After considering the positive say-on-pay vote received from our stockholders at the 2021 Annual Meeting of Stockholders regarding our 2020 executive compensation program, input from our independent compensation consultant Frederic W. Cook & Co., Inc. (“FW Cook”), pay relative to the market and the 2021 Peer Group (if applicable), and competitive and best practices, the Committee made the following key decisions with respect to executive compensation for 2021:

•

Effective February 2021, the Committee approved base salary merit increases for each of Messrs. Holland and Wagers, and the CEO approved and informed the Committee of base salary merit increases for each of Messrs. Lewis and Bilbao, who were not executive officers of the Company at the time of such approval.

•

In February 2021, the Committee approved the short-term incentive program for 2021, which was based solely on the achievement of adjusted EBITDA.  Based on actual adjusted EBITDA for 2021, each NEO earned a short-term incentive award equal to 115% of target.

•

In March 2021, the Committee approved annual LTI awards to be granted effective March 22, 2021.  (Mr. Ashworth did not receive an annual LTI award in 2021 due to having received an equity award in June 2020 intended as compensation for fiscal years 2020 through 2022). The Committee designed the LTI program to be generally consistent with the 2020 LTI program, such that 50% of the grant date fair value of each eligible NEO’s LTI grant consisted of “premium priced” stock options having an exercise price equal to 110% of the closing price of the Common Stock on the grant date and becoming exercisable on the third anniversary of the grant date. The remaining 50% of the grant date fair value of each eligible NEO’s LTI grant consisted of RSUs that vest one-third per year on each anniversary of the grant date.

•	In September 2021, the Committee adopted a separation benefits program (the “Separation Benefits Program”) applicable to the Company’s Section 16 Officers, including the NEOs.

The Committee is committed to designing and maintaining an executive compensation program that is performance-based, competitive, and clear in its design and objectives, and that aligns the interests of management with those of the Company’s stockholders.  The Committee considers the results of the previous year’s “say-on-pay” advisory vote on executive compensation and other feedback the Company receives from its stockholders in determining the Company’s executive compensation policies and decisions.

Summary of Compensation Practices

Below are the key features of our executive compensation program that we believe drive sustainable results, encourage executive retention, and align executive and stockholder interests.  We also highlight certain practices we do not do because we believe they do not align with our stockholders’ long-term interests.

What We Do	What We Don’t Do

  Reinforce our pay-for-performance philosophy by designing the majority of total target executive compensation to be variable, through linkage to our financial or market results

  Mitigate undue risk by having caps on incentive awards and a recoupment policy with respect to all performance-based compensation, including performance-based equity

  Maintain meaningful stock ownership and retention requirements

  Engage an independent compensation consultant who reports directly to the Committee and does not provide any other services to the Company

  Require double trigger change in control provisions for acceleration of equity awards in all equity awards for executive officers

  Balance incentives to reward the achievement of short-term operating goals and long-term stockholder value creation

  Periodically, and at least annually, seek stockholder feedback on our executive compensation

    No excise tax gross-ups upon a change in control for employment agreements

    No tax gross-ups on ongoing benefits (which do not include benefits associated with one-time events such as relocation) for current or future executive officers

    No granting of discounted stock options

    No repricing of stock options without stockholder approval

    No hedging or short sales of Company securities

    No pledging of Company securities

Impact of Say-on-Pay Vote Results

At the 2021 Annual Meeting of Stockholders, 76.8% of the shares that were actually voted on the proposal to approve the compensation of the Company’s NEOs were in support of our executive compensation program as disclosed in the proxy statement relating to that meeting. The Committee has considered the outcome of the vote on executive compensation and believes it affirms our stockholders’ support of our overall approach to executive compensation. Accordingly, we have endeavored, to the extent possible in light of the changes in our business and our senior leadership and evaluation of the Company’s strategy, to maintain that overall approach to executive compensation.

The Committee’s Processes and Analyses

Role of Compensation Committee

The Committee sets and administers the policies that govern compensation of our executive officers, including:

•

Annually evaluating the performance of the CEO and other executive officers and determining the compensation level, including short- and long-term incentive compensation, for each such person based on this evaluation;

•	Reviewing and approving any changes in executive officer incentive compensation plans and equity-based compensation plans; and
•	Reviewing and approving all equity-based compensation plans of the Company and granting equity-based awards pursuant to such plans.

Only independent directors serve on the Committee. Based on the Committee’s charter, the Committee may delegate any of its responsibilities to a subcommittee as long as such subcommittee is solely composed of one or more members of the Committee.  The Committee may also delegate to one or more executive officers the authority to make grants of equity-based awards to individuals who are not executive officers.

Executive Compensation Philosophy and Objectives

We seek to attract, retain, and motivate talented individuals who are committed to the Company’s mission and core values.  The Committee is committed to designing and maintaining an executive compensation program that is performance-based, competitive, clear in its design and objectives, and aligns the interests of management with those of the Company’s stockholders by rewarding executive officers when the Company achieves financial success.

The Committee believes that performance-based pay is key to achieving our financial and strategic objectives and meeting stockholder expectations.  The direct effect of this performance-based philosophy is that a majority of the total target compensation (excluding benefits and perquisites) that is set at the beginning of the year for an NEO is variable.  We consider compensation to be variable if the ultimate value realized may differ from the intended target compensation.  Variable compensation includes both our annual short-term incentive awards and long-term incentive awards.

The Committee strives to align executive compensation with the unique talent and business needs of the Company, without encouraging excessive or unnecessary risk-taking, through the following objectives:

•

To attract, retain and motivate talented executives by providing overall compensation that is performance-based, fair to the executives and the stockholders, and takes into consideration both individual contribution and corporate performance;

•

To closely align the interests of executives with the long-term interests of the Company and its stockholders through a significant portion of each executive’s total compensation opportunity based on long-term equity incentives tied to financial performance, stock price performance, and/or operational performance; and

•	To provide appropriate incentives for executives to work toward the achievement of our overall business goals with payouts tied directly to the successful achievement of such goals.

The Committee strives to design total compensation opportunities for the Company’s executives that are competitive, but not excessive, as compared to market practice.  Market practice is generally defined as median compensation levels found among companies of comparable size and business relative to the Company.  Individual compensation targets may be above or below market based on the following factors:

•	The individual skills and experience of the executive;
•	The difficulty of attracting or replacing the executive; and
•	The importance of the position to the Company’s success.

In addition, actual compensation earned may be above or below market levels depending on the performance of the executive and the Company as a whole.

We use the following compensation vehicles to meet the above-described objectives:

•	Base salaries;
•	Short-term incentives, based upon achieving clearly-defined financial and/or operational targets; and
•

Long-term incentives based on the achievement of financial performance, stock price performance, and/or operational performance. To focus our executives on the Company’s sustained performance over the long term, a majority of our target executive compensation is weighted toward long-term incentives.

The compensation vehicles may vary by executive based on role, responsibilities, and the executive’s ability to influence Company performance and the achievement of key short- and long-term objectives.

On an annual basis, or more frequently as needed, the Committee reviews:

•	The Company’s compensation philosophy, ensuring proper alignment with the Company’s principal business objectives;
•	Our executive compensation policies in light of our financial performance, annual budget, long-term objectives, and competitive and best practices; and
•

The compensation of each individual executive in light of such executive’s contribution and performance, market practice for the executive’s role, and the Committee’s executive compensation policies for that year.

The Committee believes that our executive compensation program and governance policies do not encourage our management or colleagues to take risks reasonably likely to have a material adverse effect on our business.  This belief is based on the following factors: our balance of short- and long-term incentives; our use of different types of equity compensation awards that provide a balance of incentives; our cap on incentive awards; our recoupment policy (which permits the Committee, in its discretion, to recover incentive-based compensation from our executive officers in the event of a restatement of our financial results or non-compliance with our Code of Business Conduct to the material detriment of the Company); our anti-hedging and anti-pledging policies; and our stock ownership guidelines.

The Committee also believes that our compensation strategies are aligned with our compensation philosophy, long-term performance, and Company culture, which places significant value on high-performing individuals, and that those strategies promote individual responsibility for collective long-term success of the Company.

As discussed in further detail throughout this Compensation Discussion and Analysis section, the Committee believes that the 2021 executive compensation program was reasonable and appropriate.

Setting Compensation

In addition to its annual review of executive compensation, the Committee retains an independent compensation consultant to review the Company’s executive compensation practices.  The Committee has engaged FW Cook since 2013 to provide independent executive compensation advisory services.  The independent compensation consultant reports directly to the Committee and provides no other services to the Company.  The Committee also employs several tools to set executive compensation targets that meet the Company’s objectives, including the following:

•	Assessment of individual performance
o

At least once per year, the Committee meets with the CEO to review and approve performance objectives for the upcoming year for each NEO.  After the end of the year, the CEO delivers to the Committee individual performance evaluations and compensation recommendations for each NEO, excluding himself (“other NEOs”).  The Committee determines compensation adjustments for each other NEO based on a variety of factors, such as a competitive compensation analysis; the Committee’s assessment of each other NEO’s individual performance, taking into account the CEO’s input; the Company’s performance; and the Committee’s judgment based on such NEO’s interactions with the Board.

o

After the end of the year, the CEO also presents to the Committee a self-assessment of his performance for the year based on his established performance objectives.  The Committee conducts a confidential review of the CEO’s performance for the previous year and discusses any compensation adjustment based on the competitive compensation analysis, its assessment of the CEO’s performance in light of the pre-approved performance objectives, the Company’s performance, and the level of CEO compensation relative to the other NEOs.

•	Assessment of Company performance
o

In addition to each NEO’s individual performance, the Committee also considers the Company’s overall performance in determining executive compensation.  When evaluating the relationship between the CEO’s pay and Company performance, the Committee considers both reported pay (as reflected in the Summary Compensation Table) and realized pay for the CEO in recent years (as applicable).

•	Compensation market data
o

The Committee reviews NEO compensation against external references to help guide compensation decisions.  The Committee does not use particular formulas or target specific market pay positions when determining compensation levels of a particular officer position but instead uses external comparisons to provide a point of reference.  The external references may include peer group analysis (see below) and/or commercially available, broad-based, comparative market compensation survey reports developed by independent professional organizations (collectively, the “Survey Reports”).  The Survey Reports cover a significant number of companies across a broad range of industries.  To support the Committee’s review and evaluation, management, and if applicable, an independent compensation consultant, provides the Committee with information compiled from the Survey Reports.

o

The Committee recognizes that the Company competes locally and nationally for talent with companies much larger than those included in our compensation peer group.  These larger companies aggressively recruit for the best qualified talent in particularly critical functions.  As a result, to attract and retain talent, the Committee may from time to time determine that it is in the best interests of the Company and its stockholders to provide compensation packages that deviate from the external market references.

Executive Compensation for 2021

Program Elements

The 2021 executive compensation program consisted of:

•	Base salaries;
•	Short-term cash incentive awards, based on achieving clearly-defined financial, operational, or financial reporting targets; and
•

LTI awards that are based on service and/or Company performance.  To focus our executives on the Company’s sustained performance over the long term, a meaningful portion of our target executive compensation is weighted toward long-term incentives.

2021 Peer Group

In late 2020, FW Cook conducted a review of our peer group in light of our business and size.  FW Cook applied certain criteria in developing the 2021 Peer Group (as defined below) such as industry sectors, revenues, enterprise value, and our historical peers.  With regard to revenue and enterprise value, FW Cook evaluated comparable companies with revenues ranging from approximately one-fourth to four times our pro-forma annual revenues and favored companies with 12-month average enterprise values ranging from approximately one-fourth to four times our enterprise value.  Our 2021 peer group consists of the following companies (the “2021 Peer Group”), whose compensation levels were used as competitive comparisons when reviewing our NEO compensation for 2021.

Addus HomeCare, Inc.	CorVel Corporation	Planet Fitness, Inc.

Allscripts Healthcare Solutions, Inc.	Evolent Health, Inc.	Premier, Inc.

Apollo Medical Holdings, Inc.	HMS Holdings Corp.	Providence Service Corp.

BioTelemetry, Inc.	NextGen Healthcare, Inc.	Tabula Rasa HealthCare, Inc.

Computer Programs and Systems, Inc.	Omnicell, Inc.	U.S. Physical Therapy, Inc.

The median revenue for the latest four quarters and the median 12-month average enterprise value as of September 30, 2020 for companies in our 2021 Peer Group were $0.6 million and $1.4 billion, respectively.

Compensation Decisions for 2021

Based on the positive say-on-pay support received from our stockholders at the 2021 Annual Meeting of Stockholders regarding our 2020 executive compensation program, input from our independent compensation consultant FW Cook, and competitive and best practices, the Committee maintained a performance-based compensation philosophy when designing the 2021 executive compensation program.

The Committee believes that the Company’s 2021 executive compensation program was instrumental in attracting, retaining, and providing appropriate incentives for our NEOs.  The Committee remains committed to designing and maintaining an executive compensation program that is performance-based, competitive, and clear in its design and objectives, and that aligns the interests of management with those of the Company’s stockholders.

In general, and based on the methodology described under the heading “Compensation market data”, the Committee believes compensation levels for the NEOs were appropriate.

Base Salary

In establishing base salaries for 2021, the Committee considered each NEO's performance and responsibilities, recommendations of the CEO, internal pay equity, pay relative to the market, and the date of each NEO’s last salary increase.

Effective February 22, 2021, each of the NEOs except for Mr. Ashworth received a merit increase in his base salary.  Base salaries for the NEOs were as follows:

Annualized Base Salary ($000s)

Name	2021 Base Salary	2020 Base Salary (at end of year)	Percentage Increase	Date of Previous Increase
Richard Ashworth	$900	$900	0.0%	n/a
Adam Holland	$424	$412	3.0%	02/2020
Thomas Lewis	$425	$380	11.8%	12/2020
Ray Bilbao	$309	$300	3.0%	12/2020
Ryan Wagers	$300	$283	5.9%	02/2020

Short-term Cash Incentive Awards

We offer short-term cash incentive awards to NEOs to align their annual compensation with the Company’s financial and operational objectives for the current year.  For fiscal year 2021, the performance factor for the short-term cash incentive award was Adjusted EBITDA (weighted 100%). Actual payouts were calculated using the following formula: (Base Salary * Bonus Target Percentage * Performance Factor Achievement). The maximum amount that each NEO could earn for the full year was 200% of target.  Short-term cash incentive awards earned are described in further detail below and were paid in mid-March 2022.

Short-Term Cash Incentive Target Percentages

Short-term cash incentive targets (expressed as a percentage of base salary) were set based on target percentages that correspond with each NEO’s internal job grade and/or market comparisons.  The Committee believes that the short-term cash incentive targets are market competitive and that they establish the appropriate level of at-risk annual cash incentive and drive the achievement of annual performance goals.

Short-term Cash Incentive Targets (as a percentage of base salary)

	As of December 31,
Name	2021	2020
Richard Ashworth	100%	100%
Adam Holland	50%	50%
Thomas Lewis	50%	50%
Raymond Bilbao	50%	50%
Ryan Wagers	40%	40%

Adjusted EBITDA (100% of Total Bonus Target)

Generally consistent with 2014 through 2020, the predominant performance metric for short-term cash incentive awards for 2021 was Adjusted EBITDA, which was used as a metric for both earning and funding short-term cash incentive awards (the “Adjusted EBITDA Bonus”).  “Adjusted EBITDA” was defined as earnings from continuing operations before interest, taxes, depreciation, and amortization excluding certain pre-defined costs, losses, and expenses, including but not limited to loss on extinguishment and modification of debt, other income (loss) related to the Company’s investment in Sharecare, Inc., other income (loss) related to mark-to-market adjustments on certain interest rate swaps that do not qualify for hedge accounting treatment, and integration and CEO transition costs.  The Committee believes that Adjusted EBITDA provides a specific measure of operating and financial performance and aligns our executives with our short-term business goals for EBITDA growth.  The Adjusted EBITDA Bonus comprised 100% of each NEO’s total bonus target for 2021.

Each NEO’s Adjusted EBITDA Bonus was based on the Company’s achievement of Adjusted EBITDA from continuing operations.  The short-term cash incentive pool for the NEOs (“NEO Bonus Pool”) began funding when Adjusted EBITDA from continuing operations exceeded $156 million (the “Adjusted EBITDA Threshold”).  The following table outlines the threshold and target Adjusted EBITDA goals, along with the Adjusted EBITDA achieved and the corresponding payout as a percent of target for each NEO.

	Threshold	Target	Actual	Payout (% of Target)
Adjusted EBITDA ($mil.)	$156.0	$162.3	$166.1	115.0%

Based on actual Adjusted EBITDA (before accruing the Adjusted EBITDA Bonus described herein) of $166.1 million for 2021, each NEO earned an Adjusted EBITDA Bonus of 115% of the target applicable to such NEO.

Short-Term Cash Incentive Payouts for 2021 ($000s)

Name	2021 at Target	2021 Actual Payout
Richard Ashworth	$900	$1,037
Adam Holland	$211	$243
Thomas Lewis	$209	$241
Raymond Bilbao	$154	$177
Ryan Wagers	$119	$137

Long-Term Incentive Awards

The Committee believes that our LTI compensation is a key component of our retention strategy and is integral to our ability to achieve our performance goals.  LTI awards are generally granted annually to eligible employees, including our NEOs.  LTI awards are typically made during the first quarter or shortly thereafter once the Committee has had the opportunity to review the previous year’s full year results, expected performance for the current year, and the Company’s long-range business plan (to the extent a sufficient number of shares is available under the Company’s equity incentive plan).  The Committee may also approve additional equity-based awards in certain special circumstances, such as upon an officer’s initial employment with the Company, the promotion of an officer to a new position or in recognition of special contributions made by an officer.

The table below summarizes the types of long-term incentives granted to the NEOs in recent years intended to incentivize performance and the objective for using each of the incentives in supporting the interests of the stockholders.

Incentive	Objective
RSUs	Encourage executive retention and align management and stockholder interests
MSUs	Align management and stockholder interests and reward achievement of certain total shareholder return goals
PSUs	Align management and stockholder interests and reward achievement of the Company’s financial goals
Stock options	Reward share price appreciation

Annual Equity Awards

As described above, one of our key compensation objectives is to provide long-term incentive compensation to strengthen and align the interests of our NEOs with those of our stockholders.  Each NEO’s target LTI value was set based on the NEO’s internal job grade and/or market comparisons.  To meet this objective, the Committee designed the LTI program for 2021 such that 50% of the grant date fair value of each eligible NEO’s LTI grant consisted of “premium priced” stock options having an exercise price equal to 110% of the closing price of the Common Stock on the grant date.  The remaining 50% of the grant date fair value of each eligible NEO’s LTI grant consisted of RSUs. Effective March 22, 2021, each NEO except for Mr. Ashworth received an annual equity award. Mr. Ashworth was not eligible for an LTI grant in 2021 due to having received an equity award effective June 2020 granted as compensation for fiscal years 2020 through 2022.

Name	RSUs (1)	Grant Date Fair Value of RSUs	Premium Priced Stock Options (2)	Grant Date Fair Value of Premium Priced Stock Options
Adam Holland	13,598	$324,992	24,603	$325,006
Thomas Lewis	9,937	$237,494	17,979	$237,503
Raymond Bilbao	5,126	$122,511	9,273	$122,496
Ryan Wagers	3,661	$87,498	6,624	$87,503

(1)	The RSUs vest in three equal annual installments over three years.
(2)	Premium priced stock options become exercisable on March 22, 2024.

Stock Ownership and Retention Guidelines

Our stock ownership and retention guidelines require currently employed NEOs to maintain a minimum ownership in the Company’s stock calculated as a multiple of their base salary aligned with their job responsibility (for 2021, at least 3.75 times base salary for Mr. Ashworth, 2.0 times base salary for Messrs. Holland and Lewis, 1.8 times base salary for Mr. Bilbao, and 1.2 times base salary for Mr. Wagers). NEOs must retain 75% of the net number of shares acquired (after payment of exercise price, if any, and taxes) upon the exercise of all stock options and upon the vesting of all RSUs, PSUs, and MSUs granted until they achieve the required multiple of base salary.  NEOs who do not comply with the guidelines may not be eligible for future equity awards.  All of the NEOs are currently in compliance with the guidelines.

401(k) Plan

The Committee believes that an important aspect of attracting and retaining qualified individuals to serve as NEOs involves providing a means to save for retirement.  As part of the Company’s Retirement Savings Plan (the “401(k) Plan”), which is based on a calendar year, during 2021 the Company matched 50 cents of each dollar of a participant’s voluntary salary contributions (up to a maximum of 6% of base salary).  The annual maximum participant voluntary salary contribution, which is established by the Internal Revenue Service, was $19,500 for 2021, plus a “catch-up” contribution limit for those over 50 years old of $6,500.  With respect to the 2021 plan year, all of the Company’s matching contributions were in cash.  Employees are credited with approximately 33% vesting in Company contributions each year during their first three years of service such that after three years of service, employees are fully vested in all prior and future Company matching contributions to the 401(k) Plan.  All of the NEOs were eligible to participate in the 401(k) Plan during 2021.

Severance and Change in Control Benefits

The Committee believes that reasonable severance and change in control benefits are necessary in order to recruit and retain effective executives and compete for executive talent within our industry.  In addition, the Committee also believes that a change in control arrangement provides an appropriate level of security to an executive that will likely reduce the reluctance of that executive to pursue a change in control transaction that could be in the best interests of our stockholders.  Although the Committee independently reviews the potential severance and change in control payments in light of their reasonableness as part of negotiating employment agreements or offer letters with our executive officers, the Committee typically does not consider the value of potential severance and change in control payments when assessing annual compensation because severance payments as a result of a change in control are contingent in nature and have primary purposes unrelated to ordinary compensation.  For a detailed discussion of potential severance and change in control benefits as well as an estimate of the amounts that would have been payable had they been triggered as of the end of 2021, see “Potential Payments Upon Termination or Change in Control of the Company”.

Perquisites and Other Benefits

NEOs are eligible for benefits generally available to and on the same terms as the Company’s employees who are categorized as exempt for purposes of the Fair Labor Standards Act.  Those benefits include health, disability, dental and life insurance. These payments are discussed in the footnotes to the Summary Compensation Table.

Tax Deductibility of Compensation

Prior to the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”), Section 162(m) of the Internal Revenue Code limited the Company’s ability to deduct on its tax return compensation over $1 million to the NEOs, other than the CFO, serving at the end of the year unless, in general, the compensation was paid pursuant to a plan that was performance-related, non-discretionary, and approved by the Company’s stockholders (“performance-based compensation”).

The Tax Act substantially modified Section 162(m) and, among other things, eliminated the performance-based compensation exception to the $1 million deduction limit with respect to taxable years beginning after December 31, 2017.  Accordingly, effective beginning in fiscal 2018, compensation paid to our NEOs (including our CFO) will be subject to the limitations on deductibility under Section 162(m) for any year in which compensation is paid to them (even years following their separation from service), and we will no longer be able to deduct “performance-based compensation” to such officers who receive annual compensation in excess of $1 million.  However, the Tax Act provides that awards that were made and subject to binding written contracts in effect on November 2, 2017 are “grandfathered” under prior law and can still qualify as deductible “performance-based compensation,” even if paid in future years. The Committee will continue to monitor these awards and Internal Revenue Service guidance to determine whether they are deductible if and when paid.  The Committee has determined, however, that the Company will not necessarily seek to limit executive compensation to amounts deductible under Section 162(m) if the Committee believes such limitation is not in the best interest of the Company’s stockholders. While considering the tax implications of its compensation decisions, the Committee believes its primary focus should be to attract, retain, and motivate executives, and align the executives’ interest with those of the Company’s stockholders.

Compensation Decisions for 2022

For 2022 and beyond, the Committee remains committed to designing and maintaining an executive compensation program that is performance-based, competitive, and clear in its design and objectives, and that aligns the interests of management with those of the Company’s stockholders. The Committee will continue to evaluate the executive compensation program each year in light of market competitiveness and new facts and circumstances to ensure that our executive compensation strategies are aligned with our pay-for-performance compensation philosophy and our business objectives.

2022 Peer Group

In September 2021, FW Cook conducted a review of our peer group.  FW Cook applied certain criteria in developing the 2022 Peer Group (as defined below) such as industry sectors, revenues, enterprise value, and our historical peers.  With regard to revenue and enterprise value, FW Cook evaluated comparable companies with revenues ranging from approximately one-fourth to four times our pro-forma annual revenues and favored companies with 12-month average enterprise values ranging from approximately one-fourth to four times our enterprise value.  Our 2022 peer group consists of the following companies (the “2022 Peer Group”), whose compensation levels were used as competitive comparisons when reviewing our NEO compensation for 2022.  The median revenue for the latest four quarters and the median enterprise value as of August 31, 2021 for companies in our 2022 Peer Group were $0.7 million and $2.2 billion, respectively.

Addus HomeCare, Inc.	Evolent Health, Inc.	Planet Fitness, Inc.

Allscripts Healthcare Solutions, Inc.	Hanger, Inc.	Premier, Inc.

Apollo Medical Holdings, Inc.	ModivCare Inc.	Progyny, Inc.

Computer Programs and Systems, Inc.	NextGen Healthcare, Inc.	Tabula Rasa HealthCare, Inc.

CorVel Corporation	Omnicell, Inc.	U.S. Physical Therapy, Inc.

Following is a summary of compensation decisions with respect to the NEOs for 2022:

Base Salaries

In establishing base salaries for 2022, the Committee considered each NEO’s performance and responsibilities, CEO recommendations, internal pay equity, pay relative to the market and the 2022 Peer Group, and date of the last salary increase.  The Committee determined that the NEOs’ base salaries would be equal to the amounts set forth below effective February 21, 2022:

Annualized Base Salary ($000s)

Name	2022 Base Salary	2021 Base Salary (at end of year)	Percentage Increase	Date of Previous Increase
Richard Ashworth	$900	$900	0.0%	n/a
Adam Holland	$438	$424	3.2%	02/2021
Thomas Lewis	$445	$425	4.7%	02/2021
Ray Bilbao	$330	$309	6.8%	02/2021
Ryan Wagers	$311	$300	3.5%	02/2021

Short-Term Incentive Awards

For 2022, 80% of each NEO’s short-term incentive target is based on Company achievement of financial goals, specifically Adjusted EBITDA.  The remaining 20% of each NEO’s short-term incentive target is based on Company achievement of an operational and strategic goal, specifically virtual visits.  There were no changes to any of the NEOs’ individual short-term incentive targets from the levels established at the end of 2021.  The NEOs’ potential award payouts are capped at 190% of the target award amount.

Short-Term Incentive Targets for 2022 (as a percentage of base salary)

Name	Short-term Incentive
Richard Ashworth	100%
Adam Holland	50%
Thomas Lewis	50%
Raymond Bilbao	50%
Ryan Wagers	40%

Long-Term Incentive Awards

The Committee granted annual equity awards in March 2022.  Similar to 2020 and 2021, the Committee designed the LTI program for 2021 such that 50% of the grant date fair value of each NEO’s LTI grant consisted of “premium priced” stock options having an exercise price equal to 110% of the closing price of the Common Stock on the grant date.  The stock options become exercisable on the third anniversary of the grant date.  The remaining 50% of the grant date fair value of each NEO’s LTI grant consisted of RSUs that are subject to vesting in three equal installments over three years.  Mr. Ashworth was not eligible for an annual LTI grant in 2021 due to having received an equity award in June 2020 granted as compensation for fiscal years 2020 through 2022.

Special Incentive Bonus Award

On February 11, 2022, the Company entered into a Special Incentive Bonus Award Agreement (the “Special Incentive Bonus Award Agreement”) with Mr. Ashworth, pursuant to which Mr. Ashworth will be entitled to a cash payment in the amount of $5,000,000 on February 11, 2027 (the “Vesting Date”), as long as Mr. Ashworth is serving as an employee of the Company on the Vesting Date.

If Mr. Ashworth’s employment with the Company is involuntarily terminated by the Company for any reason other than termination for cause, or is terminated by Mr. Ashworth for good reason, then, subject to Mr. Ashworth’s execution of the release of claims in favor of the Company, any portion of the Special Incentive Bonus Award that has not vested prior to the date of termination of Mr. Ashworth’s employment will immediately vest. If Mr. Ashworth’s employment with the Company terminates by reason of death or disability, then any portion of the Special Incentive Bonus Award that has not vested prior to the date of termination of Mr. Ashworth’s employment will immediately vest. If Mr. Ashworth’s employment with the Company is involuntarily terminated for cause or Mr. Ashworth is terminated for any other reason not already described above, then any portion of the Special Incentive Bonus Award that has not vested prior to the date on which Mr. Ashworth’s employment is terminated will immediately be forfeited and Mr. Ashworth shall have no further rights with respect to such Special Incentive Bonus Award. In the event of a change in control, the Special Incentive Bonus Award will vest as follows: (a) 50% of the Special Incentive Bonus Award will immediately vest on the date of the change in control, and (b) 50% of the Special Incentive Bonus Award will vest on the first anniversary of the date of the change in control.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed for any purpose, including for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section, or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis section be included in this Form 10-K/A.

Respectfully submitted,

Bradley S. Karro, Chair

Robert J. Greczyn, Jr.

Erin L. Russell

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2021, the Compensation Committee was composed of Messrs. Karro and Greczyn for the entire year.  Ms. Jacob was a member of the Committee from the beginning of the year until the 2021 Annual Meeting of Stockholders.  Ms. Russell has been a member of the Committee since the 2021 Annual Meeting of Stockholders. Except for Mr. Greczyn, who served as the interim CEO of the Company from February 2020 through May 2020, none of these persons has at any time been an officer or employee of the Company or any of the Company’s subsidiaries.  In addition, there are no relationships among the Company’s executive officers, members of the Committee or entities whose executives serve on the Board or the Committee that require disclosure under applicable Commission regulations.

Summary Compensation Table

The following table provides information regarding compensation to our NEOs.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
				(1)	(1)	(2)	(3)
Richard Ashworth	2021	$900,000	$—	$—	$—	$1,036,894	$10,779	$1,947,673
President and Chief Executive Officer	2020	$421,247	$—	$10,154,429	$—	$900,000	$77,288	$11,552,964

Adam Holland	2021	$422,696	$—	$324,992	$325,006	$243,495	$10,779	$1,326,968
Chief Financial Officer	2020	$338,186	$—	$669,540	$324,999	$63,787	$9,937	$1,406,449
	2019	$389,231	$—	$874,996	$—	$127,566	$10,364	$1,402,157

Thomas Lewis	2021	$418,942	$—	$237,494	$237,503	$241,333	$11,779	$1,147,051
Chief Operating Officer

Raymond Bilbao	2021	$307,789	$—	$122,511	$122,496	$177,302	$1,930	$732,028
Chief Legal Officer

Ryan Wagers	2021	$297,745	$—	$87,498	$87,503	$137,213	$10,607	$620,566
Chief Accounting Officer	2020	$232,503	$—	$249,155	$87,502	$54,275	$7,385	$630,820
	2019	$272,365	$10,000	$275,002	$—	$69,314	$10,918	$637,599

(1)

Reflects the aggregate grant date fair value of stock and option awards granted during the respective period calculated in accordance with FASB ASC Topic 718, consistent with our estimate of the aggregate compensation cost to be recognized for performance-based and market-based stock awards assuming 100% of target shares are earned. For additional detail regarding the assumptions used in the calculation of these fair value amounts, see Note 7 to our audited financial statements for the fiscal year ended December 31, 2021, included in the Form 10-K filed with the Commission on February 25, 2022.

In 2020, stock awards for Mr. Ashworth included an inducement award consisting of 500,000 RSUs vesting 50%, 25%, and 25% on each of the first, second, and third anniversaries of the grant date, respectively, to replace compensation forfeited from Mr. Ashworth’s former employer and to induce Mr. Ashworth to join the Company (“CEO Inducement Award”).  The CEO Inducement Award had a grant date fair value of $5,550,000. In addition, in 2020 Mr. Ashworth was granted 150,000 RSUs (“CEO RSU Award”) and 150,000 MSUs (at target performance) (“CEO MSU Award”), each of which were intended as compensation for fiscal years 2020 through 2022, and which had an aggregate grant date fair value of $4,491,000.  With respect to the MSUs, the table above includes the aggregate compensation cost ($2,826,000) to be recognized for the MSU award based on the Monte Carlo valuation of the award.  Assuming the highest level of performance conditions will be achieved, the value of the award at the grant date (i.e., the maximum potential shares multiplied by the fair value per share of $11.10 on the grant date) is $4,995,000.

In 2019, stock awards for Mr. Holland include $687,501 aggregate compensation costs to be recognized for PSU awards assuming 100% would be earned at the end of the two-year performance period. Based on actual performance as measured following the end of the performance period, the aggregate compensation cost to be recognized for PSU awards granted to Mr. Holland in 2019 is $443,493.

In 2019, stock awards for Mr. Wagers include $231,249 aggregate compensation costs to be recognized for PSU awards assuming 100% would be earned at the end of the two-year performance period. Based on actual performance as measured following the end of the performance period, the aggregate compensation cost to be recognized for PSU awards granted to Mr. Wagers in 2019 is $163,915.

(2)	Non-equity incentive plan compensation in 2021 includes short-term cash incentive awards.

See the section titled “Short-term Cash Incentive Awards” in the “Compensation Discussion and Analysis” section for details on the short-term cash incentive awards.

(3)

The amounts in this column for 2021 reflect Company contributions to the 401(k) Plan and the NEO’s health savings account and insurance premiums the Company paid with respect to life insurance for the benefit of each NEO.

The table does not include medical benefits coverage and disability insurance that are offered through programs available to substantially all of our salaried employees.

Grants of Plan-Based Awards in 2021

The following table sets forth the plan-based awards granted to the Company’s NEOs during 2021.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities of	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Type (1)	Grant Date (3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Max- imum (#)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Option Awards ($)
									(4)	(5)		(6)
Richard Ashworth (7)	STC		$—	$900,000	$1,800,000

Adam Holland (7)	STC		$—	$211,348	$422,696

Adam Holland	RSU	03/22/21							13,598			$324,992

Adam Holland	NQ	03/22/21								24,603	$26.29	$325,006

Thomas Lewis (7)	STC			$209,471	$418,942

Thomas Lewis	RSU	03/22/21							9,937			$237,494

Thomas Lewis	NQ	03/22/21								17,979	$26.29	$237,503

Raymond Bilbao (7)	STC			$153,894	$307,788

Raymond Bilbao	RSU	03/22/21							5,126			$122,511

Raymond Bilbao	NQ	03/22/21	$—							9,273	$26.29	$122,496

Ryan Wagers (7)	STC			$119,098	$238,196

Ryan Wagers	RSU	03/22/21							3,661			$87,498

Ryan Wagers	NQ	03/22/21								6,624	$26.29	$87,503

(1)	STC: Represents cash awards under the short-term cash incentive program discussed in footnote (7) below.

RSU: Represents RSUs granted under the Second Amended and Restated 2014 Plan.

NQ: Represents premium-priced, non-qualified stock options granted under the Second Amended and Restated 2014 Plan.

(2)	Non-equity incentive plan awards include short-term cash incentive awards. These columns set forth the target and maximum payouts for performance under these awards.

Under the short-term cash incentive program, potential bonus payouts range from 0% to 200% of the target.  There was no threshold amount for the short-term cash incentive awards.  See the section titled “Short-term Cash Incentive Awards” in the “Compensation Discussion and Analysis” section for details of actual payouts compared to the target.

(3)	Grant approval occurred on the grant date.
(4)	RSUs vest in three equal annual installments.
(5)	Stock options vest on the three-year anniversary of the grant date.
(6)

These amounts represent the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.  These amounts are reflected in the Summary Compensation Table in the “Stock Awards” and “Option Awards” columns.

(7)

Under the 2021 short-term cash incentive program, Mr. Ashworth was eligible to receive an award up to 100% of his base earnings, each of Messrs. Holland, Lewis, and Bilbao was eligible to receive an award up to 50% of his base earnings, and Mr. Wagers was eligible to receive an award up to 40% of his base earnings.  The maximum short-term incentive award payout that each NEO could earn for 2021 was equal to 200% of his annual short-term cash incentive target amount.  See the section titled “Short-term Cash Incentive Awards” in the “Compensation Discussion and Analysis” section for a detailed discussion of targets and actual payouts.

Compensation Programs for Fiscal 2021

As reflected in the above Summary Compensation Table and Grants of Plan-Based Awards Table, the primary components of our 2021 executive compensation program were base salary, short-term cash incentive compensation, LTI awards, and awards under retirement plans.  For a detailed discussion of each of these components, see the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information with respect to outstanding stock options, MSUs, and RSUs held by the NEOs as of December 31, 2021.

	OPTION AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard Ashworth	—	—	—	—	—

Adam Holland	6/15/18	10,910	—	$34.42	6/15/28
	11/10/20	—	39,634 (1)	$16.78	11/10/27
	3/22/21	—	24,603 (2)	$26.29	3/22/28

Thomas Lewis	11/10/20	—	24,390 (1)	$16.78	11/10/27
	3/22/21	—	19,979 (2)	$26.29	3/22/28

Raymond Bilbao	7/2/18	1,477	—	$35.75	7/2/28
	11/10/20	—	14,939 (1)	$16.78	11/10/27
	3/22/21	—	9,273 (2)	$26.29	3/22/28

Ryan Wagers	10/17/18	1,266	—	$33.36	3/31/21
	11/10/20	—	10,671 (1)	$16.78	11/10/27
	3/22/21	—	6,624 (2)	$26.29	3/22/28

(1)	Options vest in full on May 10, 2023.

(2)	Options vest in full on March 22, 2024.

Stock options granted as part of the Company’s LTI program have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant or, in the case of premium-priced options, equal to 110% of the closing price of the Company’s common stock on the grant date. The options generally vest over or at the end of three years based on service conditions and expire seven or ten years from the date of grant.

	STOCK AWARDS
Name	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
				(3)			(3)
Richard Ashworth	6/1/20				150,000	(4)	$3,966,000
	6/1/20	100,000	(5)	$2,644,000
	6/1/20	250,000	(6)	$6,610,000

Adam Holland	4/11/19	3,070	(5)	$81,171
	11/10/20	14,207	(7)	$375,633
	3/22/21	13,598	(5)	$359,531

Thomas Lewis	4/11/19	512	(5)	$13,537
	11/10/20	8,743	(7)	$231,165
	3/22/21	9,937	(5)	$262,734

Raymond Bilbao	4/11/19	307	(5)	$8,117
	11/10/20	5,355	(7)	$141,586
	3/22/21	5,126	(5)	$135,531

Ryan Wagers	4/11/19	717	(5)	$18,957
	11/10/20	3,825	(7)	$101,133
	3/22/21	3,661	(5)	$96,797

(3)

Market value was calculated by multiplying the number of shares underlying the award in the previous column that have not vested as of December 31, 2021 times the closing price of the Common Stock on December 31, 2021 of $26.44 per share.

(4)

Award represents the target number of MSUs granted under the Second Amended and Restated 2014 Plan. Award vests at the end of three years only upon the achievement of certain compounded annual TSR goals over the three-year period from the grant date.

(5)	RSU award vests in three equal annual installments on each of the first three anniversaries of the grant date.
(6)	RSU award vests 50% on the first anniversary of the grant date, 25% on the second anniversary of the grant date, and 25% on the third anniversary of the grant date.
(7)	RSU award vests one-third on each of the following dates: November 10, 2021; May 10, 2022; and May 10, 2023.

Option Exercises and Stock Vested in 2021

The following table provides information regarding the vesting of RSUs and PSUs during 2021, and the exercise of stock options by our NEOs during 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Richard Ashworth	—	$—	306,887	$8,035,054

Adam Holland	—	$—	70,480	$1,761,528

Thomas Lewis	—	$—	14,697	$386,568

Raymond Bilbao	—	$—	21,878	$538,897

Ryan Wagers	—	$—	27,588	$681,937

(1)	The value realized upon vesting is calculated based on the closing price of our Common Stock on the applicable vesting date. Such value may differ from the actual value realized upon distribution.

Employment Agreements for NEOs

Messrs. Ashworth and Holland are currently employed pursuant to written employment agreements with the Company effective on the following dates:

•	Mr. Ashworth – May 20, 2020
•	Mr. Holland – May 22, 2017

Collectively, the employment agreements with Messrs. Ashworth and Holland are referred to as the “NEO Employment Agreements”.  The employments of each of Messrs. Lewis, Bilbao, and Wagers were subject to offer of employment letters executed on the following dates (the “NEO Offer Letters”), which do not contain a stated term, constituting at-will employment:

•	Mr. Lewis – October 4, 2018 (and subsequent amendments dated April 1, 2019 and October 30, 2020) (collectively, the “Lewis Offer Letter”)
•	Mr. Bilbao – October 30, 2020 (the “Bilbao Offer Letter)
•	Mr. Wagers – September 14, 2018 (the “Wagers Offer Letter”)

Mr. Ashworth’s employment agreement expires on June 1, 2023 and renews for successive one-year periods thereafter, unless either party gives written notice to the other party of its intention not to renew the agreement at least 90 days prior to the end of the then current term.  A non-renewal of the CEO’s employment agreement by the Company will be treated as a termination without “cause”, and a non-renewal of the employment agreement by Mr. Ashworth will be treated as a termination without “good reason.”

Mr. Holland’s employment agreement provides for an initial term of one year (which expired on June 14, 2018) and thereafter renews for continuous periods of one year each.

Each NEO Employment Agreement and NEO Offer Letter provides for an annual base salary as well as participation in all applicable benefit plans maintained by the Company. Base salary payable under each

NEO Employment Agreement is subject to annual review and may be increased by the Board, or a committee thereof, as it may deem advisable.  The NEO Employment Agreements and NEO Offer Letters generally provide for the participation of each NEO in short-term and long-term incentive awards, if any, as determined by the Board, or a committee thereof comprised solely of independent directors.

The NEO Employment Agreements and NEO Offer Letters provide for certain potential severance and change in control benefits.  In addition, in September 2021, the Compensation Committee adopted a separation benefits program (the “Separation Benefits Program”) that provides for severance and change in control benefits and is applicable to the Company’s NEOs. The NEOs are not entitled to participate in the Separation Benefits Program to the extent they are entitled to any severance payments or benefits from another program or agreement with the Company (for example, an employment agreement or offer of employment letter) that provides greater severance payments or more favorable terms than the Separation Benefits Program. As such, Mr. Bilbao is the only NEO entitled to participate in the Separation Benefits Program.  The potential severance and change in control benefits to which the NEOs are entitled under the NEO Employment Agreements, the NEO Offer Letters, or the Separation Benefits Program, as applicable, are discussed in detail under “Potential Payments Upon Termination or Change in Control of the Company.”

Potential Payments Upon Termination or Change in Control of the Company

Potential payments for each of the NEOs upon termination or a change in control of the Company are discussed below.

Each of the NEO Employment Agreements contain restrictive provisions relating to the use of confidential information, competing against the Company and soliciting any customers or employees of the Company during the term of employment and for a period up to 24 months thereafter (in the case of Mr. Ashworth) or 12 months thereafter (in the case of Mr. Holland).  The NEO Employment Agreements provide that employment may be terminated at any time by the mutual written agreement of the Company and the NEO.  The employment of the NEOs also could have been terminated as of December 31, 2021 under the following circumstances:

1)	Involuntary without Cause – the Company may terminate each NEO’s employment without cause at any time by delivery of a written notice of termination to the executive.
2)

Voluntary for Good Reason – the NEO may resign by delivery of a written notice of resignation to the Company within 60 days (or, in the case of Mr. Bilbao, 30 days) of the occurrence of any of the following events:

a.

Reduction in base salary - (i) in the case of Mr. Ashworth, a reduction in his base salary unless such reduction is part of an across the board reduction affecting all senior officers of the Company; (ii) in the case of Messrs. Holland, Lewis and Wagers, a material reduction in the NEO’s base salary unless such reduction is part of an across the board reduction affecting all Company executives with a comparable role or title; or (iii), in the case of Mr. Bilbao, a material reduction in his base salary unless all Section 16 officers of the Company are required to take a salary reduction that is equal to or less than 25% of their base salary;

b.

Relocation -  (i) in the case of Messrs. Ashworth and Holland, a requirement by the Company to relocate the NEO to a location that is more than 25 miles from the location of the NEO’s current office (except for relocation to the Nashville, Tennessee metropolitan area in the case of Mr. Ashworth); (ii) in the case of Messrs. Lewis and Wagers, a requirement by the Company to relocate his residence, unless such relocation is mutually agreed upon by him and the Company; or (iii) in the case of Mr. Bilbao, a requirement by the Company to move more than 50 miles from his home address as of September 22, 2021;
c.

Change in control - in connection with a change in control (as defined below), the failure by the successor or the Company’s Board to honor the NEO’s employment agreement or offer such NEO an employment agreement containing substantially similar or otherwise satisfactory terms, in the case of Messrs. Ashworth and Holland; or

d.

Change in status or responsibilities - in the case of Mr. Ashworth, a material reduction in his title, or a material and adverse change in his status and responsibilities, or the assignment to him of duties or responsibilities which are materially inconsistent with his title and responsibilities, including following a change in control, if Mr. Ashworth no longer serves as the CEO of the acquiring or successor company reporting to the board of directors (or other governing body) of such entity.

Upon receipt of an NEO’s written notice that one or more of the above-identified events has occurred, the Company shall have a 60-day period (30 days in the case of Mr. Bilbao) to cure the good reason event. If such event is cured, the NEO shall no longer have the right to resign for Good Reason.

3)	Involuntary for Cause
a.

the Company may, at any time, terminate the employment of Mr. Ashworth by delivery of a written notice of termination to Mr. Ashworth specifying the event(s) relied upon for such termination upon the occurrence of any of the following:

i.	continued failure by Mr. Ashworth to substantially perform his duties after written notice and failure to cure within 60 days;
ii.

conviction of a felony or engaging in misconduct that is materially injurious to the Company, monetarily or to its reputation or otherwise, or that would damage Mr. Ashworth’s ability to effectively perform his duties; or

iii.	willful violation of Company policies and procedures after written notice and failure to cure within 30 days.
b.

the Company may, at any time, terminate the employment of Messrs. Holland, Lewis, Bilbao or Wagers by delivery of a written notice of termination to the executive specifying the event(s) relied upon for such termination upon the occurrence of any of the following:

i.	continued failure by the NEO to substantially perform his duties after written notice and failure to cure within 60 days;
ii.

conviction of a felony (or arrest relating to a felony, in the case of Messrs. Lewis and Wagers) or engaging in misconduct that is materially injurious to the Company, monetarily or to its reputation or otherwise, or that would damage the NEO’s ability to effectively perform his duties;

iii.	theft or dishonesty by the NEO;
iv.	intoxication while on duty; or
v.	willful violation of Company policies and procedures after written notice and failure to cure within 30 days.
4)

Voluntary without Good Reason – each NEO may terminate his employment at any time by delivery of a written notice of resignation to the Company no less than 60 days and no more than 90 days prior to the effective date of such executive’s resignation, except that such advance notice provision does not apply with respect to Messrs. Lewis, Bilbao, and Wagers.

5)	Change in Control – “Change in control” is defined in each of the NEO Employment Agreements as any of the following events:
(i)

when any person or entity, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, other than the Company or a wholly owned subsidiary thereof or any employee benefit plan of the Company or any of its subsidiaries, becomes the beneficial owner of the Company’s securities having 35% (or 50%, in the case of the CEO Agreement) or more of the combined voting power of the then outstanding securities of the Company that may be cast for the election of directors of the Company (other than as a result of an issuance of securities initiated by the Company in the ordinary course of business); or

(ii)

as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sales of assets or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of the then outstanding securities of the Company or any successor corporation or entity entitled to vote generally in the election of the directors of the Company or such other corporation or entity after such transaction is held in the aggregate by the holders of the Company’s securities entitled to vote generally in the election of the directors of the Company immediately prior to such transaction.

6)

Involuntary Without Cause or Voluntary for Good Reason On or Within 12 Months Following a Change in Control – each NEO Employment Agreement entitles the NEO to severance benefits in connection with a termination of his employment within 12 months following a change in control for good reason or in the event the Company terminates such NEO’s employment within 12 months following a change in control without cause, except that in the case of Mr. Ashworth, the preceding provisions apply if the termination of his employment occurs upon or within 12 months following a change in control.

7)	Disability – the NEO Employment Agreements may be terminated by either the NEO or the Company upon written notice to the other party when:
a.	the NEO suffers a physical or mental disability entitling the NEO to long-term disability benefits under the Company’s long-term disability plan, if any, or
b.

in the absence of a Company long-term disability plan, the NEO is unable, as reasonably determined by the Board, or any designated Committee of the Board (or, in the case of Mr. Holland’s agreement, as determined by the Company) to perform the essential functions of the NEO’s regular duties and responsibilities, with or without reasonable accommodation, due to a medically determinable physical or mental illness which has lasted (or can reasonably be expected to last) for a period of six consecutive months.

8)	Death – the NEO Employment Agreements terminate upon death.
9)

Retirement – under the Second Amended and Restated 2014 Plan, “normal retirement” occurs upon the retirement from active employment of the NEO on or after the date upon which the NEO reaches the age of 65.

Under the Second Amended and Restated 2014 Plan, “early retirement” occurs where (i) the sum of the NEO’s age plus years of employment at the Company as of the proposed retirement date is equal to or greater than 70, (ii) the NEO has given written notice to the Company at least one year prior to the proposed early retirement date of his intent to retire and (iii) the CEO has approved in writing such early retirement request prior to the proposed early retirement date, provided that in the event the CEO does not approve the request for early retirement or the CEO is the NEO giving notice of his intent to retire, then in both cases, the Compensation Committee shall make the determination of whether to approve or disapprove such request.

None of the NEOs were eligible for normal or early retirement at December 31, 2021 based on the terms of the Second Amended and Restated 2014 Plan or the award agreements.  Consequently, no information is provided with respect to any of the NEOs for amounts payable in connection with a normal or early retirement.

Following is the treatment of outstanding equity awards upon certain events:

•

Death or Disability - Generally, all outstanding equity awards granted to NEOs fully vest in the event of death or disability; provided, however, that (i) in the case of unvested RSUs awarded in connection with the CEO RSU Award, the number of RSUs scheduled to vest on the nearest future vesting date will be accelerated to vest, and all RSUs that have not vested following such acceleration will be forfeited; and (ii) in the case of the CEO MSU Award, a number of MSUs will vest equal to the product of (x) a fraction, the numerator of which is the number of full calendar months during the performance period that the CEO was employed by the Company, and the denominator of which is 36, multiplied by (y) the number of MSUs that would vest pursuant to the award agreement if the performance goals set forth in the award agreement that had been achieved as of the vesting date were in fact achieved on the end date of the performance period (i.e., based on actual performance).

•

Change in Control - All outstanding, unvested equity awards granted to NEOs will not vest upon the occurrence of a change in control unless the acquirer does not assume the outstanding equity awards (or, in the case of stock options granted under the Second Amended and Restated 2014 Plan, substitute an equivalent award). In the event the acquirer does not assume the awards:

o	RSUs granted under the Second Amended and Restated 2014 Plan will vest in full;
o

MSUs will vest based on the actual number of MSUs that would vest pursuant to the award agreement if the performance goals set forth in the award agreement that had been achieved as of the vesting date (i.e., the date of the change in control) were in fact achieved on the end date of the performance period; and

o

at the discretion of the Committee, stock options granted under the Second Amended and Restated 2014 Plan may be accelerated, purchased for cash, or otherwise adjusted as the Committee deems appropriate.

In the event the acquirer assumes the equity awards, these equity awards will only be entitled to accelerated vesting if:

o	the NEO is involuntarily terminated, other than for cause, within 12 months following the occurrence of the change in control;
o

the NEO terminates for good reason within 12 months following the change in control (provided the NEO is party to an employment agreement or offer of employment letter with the Company that provides rights to the NEO upon a termination for good reason); or

o

in the case of RSUs and stock options granted under the Second Amended and Restated 2014 Plan, the NEO’s employment has previously terminated by reason of retirement as of the date of the change in control.

Following the occurrence of any of these triggering events, (i) RSUs and stock options will become fully vested (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement or equity award agreement, if applicable), and (ii) the number of MSUs that will vest (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement or MSU award agreement, if applicable) will be equal to the actual number of MSUs that would vest pursuant to the award agreement if the performance goals set forth in the award agreement that had been achieved as of the vesting date (i.e., the date of the change in control) were in fact achieved on the end date of the performance period.

•

Normal or Early Retirement - Following a termination in connection with normal or early retirement, unvested equity awards (other than the CEO Inducement Award, CEO RSU Award, and CEO MSU Award) generally will not be forfeited but will continue vesting in accordance with the applicable award agreements; provided, however, that upon a change in control, some equity awards will become fully vested if the executive has retired as of the date of a change in control event (as discussed above).

•	Without Cause or for Good Reason - In the event the NEO’s employment is terminated without cause or if the NEO resigns for good reason (as defined in his/her employment agreement):
o

For unvested RSUs granted in April 2019, a portion will vest on the date of termination equal to the number of shares that were scheduled to vest on the next soonest vesting date (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement or award agreement, if applicable).

o	For the CEO Inducement Award granted in June 2020, unvested RSU awards will vest in full (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement).
o

For the CEO RSU Award granted in June 2020, a portion of the unvested RSUs will vest on the date of termination equal to the number of shares that were scheduled to vest on the next soonest vesting date (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement).

o

For the CEO MSU Award granted in June 2020, unvested MSU awards will vest on a pro rata basis (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement) based on the number of whole months that the NEO was employed during the performance period multiplied by the actual number of MSUs that would vest pursuant to the award agreement if the performance goals set forth in the award agreement that had been achieved as of the vesting date were in fact achieved on the end date of the performance period.

o

For unvested RSU and stock option awards granted in November 2020 and March 2021, a pro rata portion of the RSUs or stock options will vest (subject to the NEO’s execution of any release of claims as set forth in such NEO’s employment agreement or award agreement, if applicable) based on the number of days that the NEO was employed during the vesting period (less any RSUs or stock options from the same award that have previously vested).

The following tables reflect the potential payments to be made by the Company to each of the NEOs upon termination or a change in control of the Company. These benefits are in excess of those usually provided to salaried employees.  The payment amounts assume an effective change in control date or termination date of December 31, 2021.  These amounts include earnings through the effective change in control date or termination date and are estimates of compensation that would be paid to the NEOs at the time of change in control or termination.  The exact amounts of compensation can only be determined on the actual date that each NEO separates from the Company or that there is a change in control of the Company.

In addition to the Company compensation outlined in the tables below, third party insurance companies will provide life insurance and disability benefits if the NEOs separate for reasons of death or disability. If any of the NEO’s employment had terminated as of December 31, 2021 due to death as a result of natural causes, the beneficiaries of Messrs. Ashworth, Holland, Lewis, Bilbao, and Wagers would have received a lump sum payout from a third-party insurance provider of $750,000, $1,750,000, $750,000,

$1,236,000, and $600,000, respectively.  In the event of an accidental death, the beneficiaries for Messrs. Ashworth, Holland, Lewis, Bilbao, and Wagers would have received an additional $1,750,000, $1,750,000, $750,000, $1,618,000, and $600,000, respectively, in a lump sum payout from a third-party insurance provider. If the NEOs’ employment had terminated as of December 31, 2021 due to disability, each of the NEOs would have been entitled to receive a monthly benefit of $12,000 until approximately age 67 from a third-party insurance provider.  This benefit could be offset by other sources of income, such as Social Security or other disability benefits.

Richard Ashworth, Chief Executive Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Ashworth if his employment had terminated on December 31, 2021.  The amounts in the table below assume execution of full release of claims in favor of the Company.

	Involuntary Without Cause or Voluntary For Good Reason on 12/31/21		Involuntary For Cause on 12/31/21	Voluntary Without Good Reason on 12/31/21
Cash Severance	$1,800,000	(1)	$—	$—
Group Medical Benefits	25,143	(3)	—	—
Annual Incentive Award	1,036,894	(4)	—	1,036,894	(4)
Restricted Stock Units	7,932,000	(5)	—	—
Market Stock Units	3,671,220	(5)	—	—	(5)
Total	$14,465,257		$—	$1,036,894

	Change in Control on 12/31/21		Involuntary Without Cause or Voluntary For Good Reason On or Within 12 Months following a Change in Control on 12/31/21		Disability on 12/31/21		Death on 12/31/21
Cash Severance	$—		$2,250,000	(2)	$1,800,000	(6)(1)	$—
Group Medical Benefits	—		25,143	(3)	25,143	(3)	—
Annual Incentive Award	1,036,894	(4)	2,073,788	(4)	1,036,894	(4)	1,036,894	(4)
Restricted Stock Units	9,254,000	(5)	9,254,000	(5)	7,932,000	(5)	7,932,000	(5)
Market Stock Units	6,955,994	(5)	6,955,994	(5)	3,671,220	(5)	3,671,220	(5)
Total	$17,246,888		$20,558,925		$14,465,257		$12,640,114

(1)	Represents 24 months of NEO’s base salary to be paid periodically at the regular payroll dates commencing as of the date of termination.
(2)

Represents 30 months of NEO’s base salary to be paid in a lump sum following the NEO’s termination.  Following a change in control, the payments would be paid in a lump sum no later than 30 days following the date of termination.

(3)	Represents 24 months of the Company’s portion of premiums for group medical benefits to be paid in a lump sum no later than 30 days following the date of termination.

(4)

Following a termination (a) without cause, (b) for good reason, or (c) because of disability, the NEO was entitled to receive a pro-rata portion of any short-term incentive to which the NEO is otherwise entitled as of the date of termination.  Following a termination because of death, the NEO was entitled to any earned, but unpaid, short-term incentive as of the date of termination.  Following a termination without cause or for good reason on or within 12 months following a change in control, the NEO was entitled to receive (i) a pro-rata portion of any short-term incentive to which the NEO is otherwise entitled as of the date of termination, measured at the greater of target or actual Company performance, plus (ii) an amount equal to the greater of actual bonus for the year in which the termination occurs or actual bonus for the year prior to the occurrence of the change in control.  The short-term incentive award program for 2021 provided that all eligible individuals were required to be employed through December 31, 2021 in order to receive the award.  Therefore, if the NEO’s employment had terminated for any reason other than cause on December 31, 2021, he would have been entitled to a short-term incentive award payment.  No additional bonus amounts would be paid during the severance period.

(5)

Following a change in control or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months following a change in control, or (d) because of disability or death, outstanding stock options, RSUs, MSUs, and other unvested equity incentives would be treated solely in accordance with the terms of the applicable award agreements.  The table above assumes that such awards are not assumed by the acquiring corporation or other successor to the Company in a change in control.  The values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share.

(6)

Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO’s disability.  In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until reaching age 67.

Adam Holland, Chief Financial Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Holland.

	Involuntary Without Cause or Voluntary For Good Reason on 12/31/21		Involuntary For Cause on 12/31/21		Voluntary Without Good Reason on 12/31/21
Cash Severance	$424,360	(1)(8)	$—		$16,322	(2)
Group Medical Benefits	14,794	(3)(8)	—		569	(2)
Annual Incentive Award	243,495	(4)	—		243,495	(4)
Stock Options	176,017	(5)	—		—
Restricted Stock Units	244,385	(5)(8)	—		—
Additional Severance	—		212,180	(6)(8)	—
Total	$1,103,051		$212,180		$260,386

	Change in Control on 12/31/21		Involuntary Without Cause or Voluntary For Good Reason Within 12 Months following a Change in Control on 12/31/21		Disability on 12/31/21		Death on 12/31/21
Cash Severance	$—		$424,360	(1)	$424,360	(1)(7)(8)	$—
Group Medical Benefits	—		14,794	(3)	14,794	(3)	—
Annual Incentive Award	243,495	(4)	243,495	(4)	243,495	(4)	243,495	(4)
Stock Options	386,555	(5)	386,555	(5)	386,555	(5)	386,555	(5)
Restricted Stock Units	816,335	(5)	816,335	(5)	816,335	(5)	816,335	(5)
Total	$1,446,385		$1,885,539		$1,885,539		$1,446,385

(1)

Represents 12 months of NEO’s base salary to be paid at regular payroll dates commencing within 60 days following the date of termination.  Following a change in control, the payments would be paid in a lump sum no later than 60 days following the date of termination.

(2)	For termination by the NEO without good reason, the NEO is entitled to base salary and benefits through the next payroll date following termination.
(3)	Represents the Company’s portion of premiums for group medical benefits to be paid for 12 months following the NEO’s termination.
(4)

Following a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months following a change in control, or (d) because of disability or death, the NEO is entitled to receive a pro-rata portion of any short-term incentive to which the NEO is otherwise entitled as of the date of termination.  The short-term incentive award program for 2021 provided that all eligible individuals were required to be employed through December 31, 2021 in order to receive the award.  Therefore, if the NEO’s employment had terminated for any reason other than cause on December 31, 2021, he would have been entitled to a short-term incentive award payment.  No additional bonus amounts would be paid during the severance period.

(5)

Following a change in control (to the extent the awards are not assumed by the acquiring corporation or other successor to the Company) or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months following a change in control, or (d) because of disability or death, outstanding stock options and unvested RSUs will be treated solely in accordance with the terms of the applicable award agreements.  The table above assumes that such awards are not assumed by the acquiring corporation or other successor to the Company in a change in control and, in the case of stock options, the Committee exercises its discretion to accelerate the vesting of such stock options.  For stock options, the values in the table are based upon the difference between the closing price of the Common Stock on December 31, 2021 of $26.44 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2021.  For RSUs, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share.

(6)	Represents six months of the NEO’s base salary to be paid at regular payroll dates commencing within 60 days following the NEO’s termination.
(7)

Although not reflected in this table, this amount would be reduced by any disability insurance payments paid by the insurance company to the NEO as a result of the NEO’s disability.  In the event of disability, the NEO would receive $12,000 per each month of disability from the insurance company until reaching age 67.

(8)	Assumes execution of full release of claims in favor of the Company.

Thomas Lewis, Chief Operating Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Lewis.  The amounts in the table below assume execution of full release of claims in favor of the Company.

	Involuntary Without Cause or Voluntary For Good Reason on 12/31/21		Involuntary For Cause on 12/31/21	Voluntary Without Good Reason on 12/31/21
Cash Severance	$425,000	(1)	$—	$—
Group Medical Benefits	15,394	(2)	—	—
Annual Incentive Award	241,333	(3)	—	241,333	(3)
Stock Options	108,429	(4)	—	—
Restricted Stock Units	124,770	(4)	—	—
Total	$914,926		$—	$241,333

	Change in Control on 12/31/21		Involuntary Without Cause or Voluntary For Good Reason Within 12 Months following a Change in Control on 12/31/21		Disability on 12/31/21		Death on 12/31/21
Cash Severance	$—		$425,000	(1)	$—		$—
Group Medical Benefits	—		15,394	(2)	—		—
Annual Incentive Award	241,333	(3)	241,333	(3)	241,333	(3)	241,333	(3)
Stock Options	238,304	(4)	238,304	(4)	238,304	(4)	238,304	(4)
Restricted Stock Units	507,436	(4)	507,436	(4)	507,436	(4)	507,436	(4)
Total	$987,073		$1,427,467		$987,073		$987,073

(1)	Represents 12 months of NEO’s base salary to be paid at regular payroll dates following the NEO’s termination.
(2)	Represents the Company’s portion of premiums for group medical benefits to be paid for 12 months following the NEO’s termination.
(3)

Following a termination (a) without cause, (b) for good reason, or (c) without cause or for good reason within 12 months following a change in control, the NEO is entitled to receive a pro-rata portion of any short-term incentive to which the NEO is otherwise entitled as of the date of termination.  The short-term incentive award program for 2021 provided that all eligible individuals were required to be employed through December 31, 2021 in order to receive the award.  Therefore, if the NEO’s employment had terminated for any reason other than cause on December 31, 2021, he would have been entitled to a short-term incentive award payment.  No additional bonus amounts would be paid during the severance period.

(4)

Following a change in control (to the extent the awards are not assumed by the acquiring corporation or other successor to the Company) or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months following a change in control, or (d) because of disability or death, unvested RSUs will be treated solely in accordance with the terms of the applicable award agreements.  The table above assumes that such awards are not assumed by the acquiring corporation or other successor to the Company in a change in control.  For stock options, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2021.  For RSUs, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share.

Raymond Bilbao, Chief Legal Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Bilbao.  The amounts in the table below assume execution of full release of claims in favor of the Company.

	Involuntary Without Cause or Voluntary For Good Reason on 12/31/21		Involuntary For Cause on 12/31/21	Voluntary Without Good Reason on 12/31/21
Cash Severance	$309,000	(1)	$—	$—
Group Medical Benefits	12,886	(2)	—	—
Annual Incentive Award	177,302	(3)	—	177,302	(3)
Stock Options	66,349	(4)	—	—
Restricted Stock Units	69,643	(4)	—	—
Total	$635,180		$—	$177,302

	Change in Control on 12/31/21		Involuntary Without Cause or Voluntary For Good Reason Within 12 Months following a Change in Control on 12/31/21		Disability on 12/31/21		Death on 12/31/21
Cash Severance	$—		$309,000	(1)	$—		$—
Group Medical Benefits	—		12,886	(2)	—		—
Annual Incentive Award	177,302	(3)	177,302	(3)	177,302	(3)	177,302	(3)
Stock Options	145,702	(4)	145,702	(4)	145,702	(4)	145,702	(4)
Restricted Stock Units	285,235	(4)	285,235	(4)	285,235	(4)	285,235	(4)
Total	$608,239		$930,125		$608,239		$608,239

(1)	Represents 12 months of NEO’s base salary to be paid at regular payroll dates following the NEO’s termination.
(2)	Represents the Company’s portion of premiums for group medical benefits to be paid for 12 months following the NEO’s termination.
(3)

Following a termination (a) without cause, (b) for good reason, or (c) without cause or for good reason within 12 months following a change in control, the NEO is entitled to receive a pro-rata portion of any short-term incentive to which the NEO is otherwise entitled as of the date of termination.  The short-term incentive award program for 2021 provided that all eligible individuals were required to be employed through

December 31, 2021 in order to receive the award.  Therefore, if the NEO’s employment had terminated for any reason other than cause on December 31, 2021, he would have been entitled to a short-term incentive award payment.  No additional bonus amounts would be paid during the severance period.

(4)

Following a change in control (to the extent the awards are not assumed by the acquiring corporation or other successor to the Company) or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months following a change in control, or (d) because of disability or death, unvested RSUs will be treated solely in accordance with the terms of the applicable award agreements.  The table above assumes that such awards are not assumed by the acquiring corporation or other successor to the Company in a change in control.  For stock options, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2021.  For RSUs, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share.

Ryan Wagers, Chief Accounting Officer

The following table shows the potential payments upon termination or a change in control of the Company for Mr. Wagers.  The amounts in the table below assume execution of full release of claims in favor of the Company.

	Involuntary Without Cause or Voluntary For Good Reason on 12/31/21		Involuntary For Cause on 12/31/21	Voluntary Without Good Reason on 12/31/21
Cash Severance	$300,000	(1)	$—	$—
Group Medical Benefits	14,794	(2)	—	—
Annual Incentive Award	137,213	(3)	—	137,213	(3)
Stock Options	47,389	(4)	—	—
Restricted Stock Units	62,901	(4)	—	—
Total	$562,297		$—	$137,213

	Change in Control on 12/31/21		Involuntary Without Cause or Voluntary For Good Reason Within 12 Months following a Change in Control on 12/31/21		Disability on 12/31/21		Death on 12/31/21
Cash Severance	$—		$300,000	(1)	$—		$—
Group Medical Benefits	—		14,794	(2)	—		—
Annual Incentive Award	137,213	(3)	137,213	(3)	137,213	(3)	137,213	(3)
Stock Options	104,075	(4)	104,075	(4)	104,075	(4)	104,075	(4)
Restricted Stock Units	216,887	(4)	216,887	(4)	216,887	(4)	216,887	(4)
Total	$458,175		$772,969		$458,175		$458,175

(1)	Represents 12 months of NEO’s base salary to be paid at regular payroll dates following the NEO’s termination.

(2)	Represents the Company’s portion of premiums for group medical benefits to be paid for 12 months following the NEO’s termination.
(3)

Following a termination (a) without cause, (b) for good reason, or (c) without cause or for good reason within 12 months following a change in control, the NEO is entitled to receive a pro-rata portion of any short-term incentive to which the NEO is otherwise entitled as of the date of termination.  The short-term incentive award program for 2021 provided that all eligible individuals were required to be employed through December 31, 2021 in order to receive the award.  Therefore, if the NEO’s employment had terminated for any reason other than cause on December 31, 2021, he would have been entitled to a short-term incentive award payment.  No additional bonus amounts would be paid during the severance period.

(4)

Following a change in control (to the extent the awards are not assumed by the acquiring corporation or other successor to the Company) or a termination (a) without cause, (b) for good reason, (c) without cause or for good reason within 12 months following a change in control, or (d) because of disability or death, unvested RSUs will be treated solely in accordance with the terms of the applicable award agreements.  The table above assumes that such awards are not assumed by the acquiring corporation or other successor to the Company in a change in control.  For stock options, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share and the exercise price of the awards, including only those awards whose exercise price was below the market price on December 31, 2021.  For RSUs, the values in the table are based upon the closing price of the Common Stock on December 31, 2021 of $26.44 per share.

CEO to Median Employee Pay Ratio

Under rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we are required to calculate and disclose the total compensation paid to our median employee, as well as the ratio of the total compensation paid to the median employee compared to the total compensation paid to the CEO.  The following provides details on the methodology used to identify the median employee for 2021, as well as the results of the analysis.

Under the relevant rules, we were required to identify the median employee by use of a “consistently applied compensation measure.”  The consistently applied compensation measure we used to identify the median employee was gross cash compensation paid to employees for the year ended December 31, 2021, which included base salary, incentive awards (including bonuses, short-term incentive awards, and sales incentives), and other miscellaneous cash awards or payments.  We included all active employees (whether full-time, part-time, or seasonal) as of December 31, 2021.  We did not make adjustments to the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis.  In addition, for any full-time employees who were hired during 2021, we used their annual salaries when calculating their gross cash compensation.  We believe the use of total cash compensation (rather than total compensation, which would include equity awards) for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees.  As of December 31, 2021, approximately 16% of our employees were eligible to receive regular annual equity awards.

After identifying the median employee based on total cash compensation and the methodology described above, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as set forth in the Summary Compensation Table.    The 2021 total compensation for Mr. Ashworth and for our median employee were $1,947,673 and $103,398, respectively, resulting in a ratio of 19:1.

This information is being provided for the purpose of complying with the provisions of the Dodd-Frank Act.  Neither the Committee nor management of the Company used the pay ratio measure in making compensation decisions.  Additionally, as a result of the flexibility permitted when identifying the median employee and the Company’s specific pay practices and workforce composition, the Company’s pay ratio may not be comparable to the pay ratios of other companies.

Director Compensation

The Nominating and Corporate Governance Committee (the “NCG Committee”) reviews on an annual basis director compensation in relation to other comparable companies and in light of other factors that the NCG Committee deems appropriate and discusses director compensation with the Board.

From January 1, 2021 until the 2021 Annual Meeting of Stockholders, each non-employee director (excluding the Chairman) earned an annual cash retainer of $75,000; the annual cash retainer for the Chairman was $200,000.  In addition, the annual committee retainers were as follows:

Jan. 1, 2021 until 2021 Annual Meeting of Stockholders	Annual Retainer
Committee	Member	Chair
Audit	$15,000	$30,000
Compensation	$10,000	$20,000
Nominating and Corporate Governance	$10,000	$20,000

Effective beginning on the date of the 2021 Annual Meeting of Stockholders, the NCG Committee approved the following revisions to non-employee director compensation:

•	The annual cash retainer for each non-employee director (excluding the Chairman) decreased from $75,000 to $60,000;
•	The annual cash retainer for the Chairman decreased from $200,000 to $135,000;
•	The annual committee retainers were as follows:

2021 Annual Meeting of Stockholders through Dec. 31, 2021	Annual Retainer
Committee	Member	Chair
Audit	$15,000	$35,000
Compensation	$10,000	$25,000
Nominating and Corporate Governance	$10,000	$25,000

In addition, on the date of the 2021 Annual Meeting of Stockholders, non-employee directors received an annual grant of RSUs with a grant date fair value of approximately $125,000.  Equity awards to non-employee directors during 2021 were made pursuant to the Company’s Second Amended and Restated 2014 Stock Incentive Plan (the “Second Amended and Restated 2014 Plan”).  Directors who are also our employees (e.g., Mr. Ashworth) receive no additional compensation for their Board service.

Director Deferred Compensation Plan

In December 2020, the Board approved a deferred compensation program for non-employee directors, which took effect January 1, 2021. Non-employee directors can defer all or a portion of the retainer and fee payments that would otherwise be paid or granted to them in cash or equity and may elect to convert any cash payments into RSUs or unrestricted shares based on the fair market value of the Common Stock at the time the cash payments would otherwise have been made.  For RSUs, dividend equivalents are credited to non-employee directors as if the RSUs are outstanding shares of Common Stock. Such dividend equivalents are deemed invested in additional RSUs.  Alternatively, non-employee directors may elect to defer their cash compensation into a cash account that will earn interest at the long term “applicable federal rate” established by the IRS from time to time.

At such distribution date as specified in the election form, the director will receive a distribution of the deferred compensation then credited to him or her under the program. If the director elected to defer

RSUs (either the RSUs issued in lieu of cash pursuant to the election under the program or RSUs granted as an equity retainer), then shares of Common Stock equal to the number of RSUs (including those issued as dividend equivalents) will be distributed to the director per his or her deferral election. Shares of Common Stock issued for RSUs are issued under the Second Amended and Restated 2014 Plan. Upon a change in control of the Company, the period of deferral for any of such deferred amounts shall end, and payments shall be made to the director in accordance with the director’s election and the program.

2021 Director Compensation

The following table summarizes the compensation to each non-employee director during 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
	(1)	(2)	(3)
Sara J. Finley	$—	$213,830	—	$213,830
Robert J. Greczyn, Jr.	85,766	124,988	—	210,754
Peter A. Hudson, M.D. (4)	34,597	—	—	34,597
Beth M. Jacob	90,766	124,988	—	215,754
Bradley S. Karro	88,844	124,988	—	213,832
Benjamin A. Kirshner (4)	—	32,667	—	32,667
Erin L. Russell	26,250	203,746	—	229,996
Anthony M. Sanfilippo	—	294,200	—	294,200
(1)

The following directors elected to receive all or a portion of their cash retainer fees earned for their service on the Board in the form of stock awards, pursuant to the Company’s director deferred compensation program: Ms. Finley, Mr. Kirshner, Ms. Russell, and Mr. Sanfilippo.

(2)

Reflects the aggregate grant date fair value of RSUs and deferred stock units granted during 2021 calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

During 2021, non-employee directors (except for Messrs. Hudson and Kirshner, who did not stand for re-election at the 2021 Annual Meeting of Stockholders) received an annual grant of RSUs with a grant date fair value of approximately $125,000.  Each such director received 5,048 RSUs having a grant date fair value of $24.76 per share on May 20, 2021.

In addition, Ms. Finley and Mr. Kirshner received deferred stock units (DSUs) issued pursuant to the Company’s director deferred compensation program, in lieu of an election portion of the cash retainer fees earned for the director’s service on the Board.  Such DSUs are fully vested and will be distributed on a date elected by the director. On March 31, 2021, Ms. Finley and Mr. Kirshner received 1,064 and 952 DSUs, respectively, having a grant date fair value of $22.32 per share.  On June 30, 2021, Ms. Finley and Mr. Kirshner received 858 and 434 DSUs, respectively, having a grant date fair value of $26.31 per share. On September 30, 2021 and December 31, 2021, Ms. Finley received 922 and 804 DSUs, respectively, having a grant date fair value per share of $23.06 and $26.44, respectively.

Ms. Russell and Mr. Sanfilippo received fully vested shares of common stock issued pursuant to the Company’s director deferred compensation program, in lieu of an election portion of the cash retainer fees earned for the director’s service on the Board. On March 31, 2021, Ms. Russell and Mr. Sanfilippo received 882 and 2,240 shares of common stock, respectively, having a grant date fair value of $22.32 per share.  On June 30, 2021, Ms. Russell and Mr. Sanfilippo received 748 and 1,681 shares of common stock, respectively, having a grant date fair value of $26.31 per share. On September 30, 2021, Ms. Russell and Mr. Sanfilippo received 854 and 1,626 shares of common stock, respectively, having a grant date fair value of $23.06 per share. On December

31, 2021, Ms. Russell and Mr. Sanfilippo received 745 and 1,418 shares of common stock, respectively, having a grant date fair value of $26.44 per share.

The following directors and former directors who served on the Board during 2021 had unvested stock awards outstanding as of December 31, 2021 as follows: Ms. Finley (5,048); Mr. Greczyn (5,048); Ms. Jacob (5,048); Mr. Karro (5,048); Ms. Russell (5,048); and Mr. Sanfilippo (5,048).

(3)	Mr. Karro had 15,000 stock option awards outstanding as of December 31, 2021.
(4)	Dr. Hudson and Mr. Kirshner did not stand for re-election at the 2021 Annual Meeting of Stockholders, and their terms ended at the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to those persons that we know to be the beneficial owners (as defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 5% of the outstanding shares of our Common Stock, our only voting security, and with respect to the beneficial ownership of our Common Stock by all directors and nominees, each of the named executive officers (“NEOs”) included in the Summary Compensation Table and all of our executive officers, directors, and director nominees as a group.  The information set forth below is based on ownership information we received as of April 8, 2022 (except as otherwise noted below) and the number of shares of Common Stock outstanding as of April 8, 2022.  Unless specified otherwise, the shares indicated are presently outstanding, and each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned.  Unless otherwise noted, the address of each beneficial owner is c/o Tivity Health, Inc., 701 Cool Springs Blvd., Franklin, TN 37067.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
BlackRock, Inc.	7,153,512	(2)	14.34%
55 East 52nd Street
New York, NY 10055
The Vanguard Group	4,918,093	(3)	9.86%
100 Vanguard Blvd.
Malvern, PA 19355
HG Vora Capital Management, LLC.	4,800,000	(4)	9.62%
330 Madison Avenue, 20th Floor
New York, NY 10017
Hudson Executive Capital LP	4,795,310	(5)	9.62%
570 Lexington Avenue, 35th Floor
New York, NY 10022
Altaris Capital, L.P.	4,409,438	(6)	8.84%
10 East 53rd Street, 31st Floor
New York, NY 10022
Miller Value Partners, LLC.	3,658,303	(7)	7.34%
One South Street, Suite 2550
Baltimore, MD 21202
Morgan Stanley	3,554,685	(8)	7.13%
1585 Broadway New York, NY 10036
New York, NY 10036
Anthony M. Sanfilippo (a)	760,971	(9)	1.53%
Richard M. Ashworth (c)	348,221	(10)	*
Robert J. Greczyn, Jr.(a)	85,372	(11)	*
Adam C. Holland (b)	82,873	(12)	*
Bradley S. Karro (a)	69,142	(13)	*
Thomas Lewis (b)	46,169	(14)	*
Sara J. Finley (a)	36,201	(15)	*
Beth M. Jacob (a)	32,430	(16)	*
Erin L. Russell (a)	31,245	(17)	*
Ryan M. Wagers (b)	23,851	(18)	*
Raymond Bilbao (b)	20,872	(19)	*
Stephanie M. Davis (Michelman) (a)	423		*
All directors and executive officers as a group (12 persons)	1,537,770	(20)	3.07%

*	Indicates ownership of less than one percent of our outstanding shares of Common Stock
(a)	Director of the Company
(b)	Named Executive Officer
(c)	Director and Named Executive Officer
(1)

Pursuant to the rules of the Commission, certain shares of our Common Stock that an individual owner set forth in this table has a right to acquire within 60 days after April 8, 2022 pursuant to the exercise or vesting of options to purchase shares of Common Stock (“stock options”), restricted stock units, or other securities are deemed to be outstanding for the purpose of computing the ownership of that owner, but are not deemed outstanding for the purpose of computing the ownership of any other individual owner shown in the table.  Likewise, the shares subject to stock options, restricted stock units, or other securities held by our other directors and executive officers that are exercisable within 60 days after April 8, 2022 are all deemed outstanding for the purpose of computing the percentage ownership of all executive officers, directors, and director nominees as a group.

(2)

Information with respect to stock ownership is based on a Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the Commission on January 27, 2022 and includes shares held by certain of its subsidiaries.  Includes 7,081,580 shares to which BlackRock has sole voting power and 7,153,512 shares to which BlackRock has sole investment power.

(3)

Information with respect to stock ownership is based on a Schedule 13G/A filed by The Vanguard Group, Inc. (“Vanguard”) with the Commission on February 10, 2022 and includes shares held by certain of its subsidiaries. Includes 63,630 shares to which Vanguard has shared voting power, 4,817,469 shares to which Vanguard has sole investment power and 100,624 shares to which Vanguard has shared investment power.

(4)

Information with respect to stock ownership is based on a Form 13F information table filed by HG Vora Capital Management, LLC (“HG Vora”) with the Commission on February 14, 2022 and includes shares held by certain of its affiliates. Includes 4,800,000 shares to which HG Vora has sole voting power and sole investment power.

(5)

Information with respect to stock ownership is based on a Form 13F information table filed by Hudson Executive Capital LP (“Hudson”) with the Commission on February 14, 2022 and includes shares held by certain of its subsidiaries.  Includes 4,795,310 shares to which Hudson has shared voting power and shared investment power.

(6)

Information with respect to stock ownership is based on information provided to the Company by Altaris Capital, L.P. (“Altaris Capital”) as of March 22, 2021 and includes shares held by certain of its affiliates. Includes 4,409,438 shares to which Altaris Capital has shared voting power and shared investment power.

(7)

Information with respect to stock ownership is based on a Schedule 13G/A filed by Miller Value Partners, LLC (“Miller Value”) with the Commission on February 14, 2022 and includes shares held by certain of its affiliates.  Includes 3,658,303 shares to which Miller Value has shared voting power and shared investment power.

(8)

Information with respect to stock ownership is based on a Schedule 13G filed by Morgan Stanley with the Commission on February 11, 2022 and includes shares held by certain of its affiliates.  Includes 3,546,070 shares to which Morgan Stanley has shared voting power and 3,554,685 shares to which Morgan Stanley has shared investment power.

(9)

Includes the following securities to which Mr. Sanfilippo shares or may be deemed to share voting and investment power: (i) 240,000 shares held by the Vita Trust; (ii) 18,131 shares held by the Sanfilippo Family Trust; and (iii) 15,000 shares held by the Monarch Trust. Also includes 5,048 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.

(10)	Includes 175,000 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.
(11)	Includes 5,048 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.
(12)

Includes 10,910 shares that, as of April 8, 2022, were issuable upon the exercise of outstanding stock options. Also includes 10,173 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.

(13)

Includes 15,000 shares that, as of April 8, 2022, were issuable upon the exercise of outstanding stock options. Also includes 5,048 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.

(14)	Includes 4,883 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.
(15)

Includes 5,048 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022. Excludes 2,760 shares of deferred RSUs that, as of April 8, 2022, were issued under the Director Deferred Compensation Program in lieu of Ms. Finley’s annual cash retainer and will be distributed on a later date.

(16)	Includes 5,048 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.
(17)	Includes 5,048 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.
(18)

Includes 1,266 shares that, as of April 8, 2022, were issuable upon the exercise of outstanding stock options. Also includes 2,629 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.

(19)

Includes 1,477 shares that, as of April 8, 2022, were issuable upon the exercise of outstanding stock options. Also includes 2,984 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.

(20)

Includes 28,653 shares that, as of April 8, 2022, were issuable upon the exercise of outstanding stock options. Also includes 225,957 shares issuable upon vesting of restricted stock units within 60 days after April 8, 2022.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Since the beginning of the last fiscal year, we are not aware of any related party transactions between us and our directors, executive officers, 5% stockholders or their family members that require disclosure under Item 404 of Regulation S-K under the Exchange Act (“Item 404”).

Pursuant to its written charter, the Audit Committee reviews and either approves or disapproves all transactions between the Company and any related person that are required to be disclosed pursuant to Item 404.

In determining whether to approve any material related party transaction, the Audit Committee considers the relevant information and facts available to it regarding the transaction and takes into account factors such as the related party’s relationship to the Company and interest (direct or indirect) in the transaction, the terms of the transaction, and the benefits to the Company of the transaction. No director participates in the approval of an interested transaction for which he or she is a related party or otherwise has a direct or indirect interest.

Director Independence

BOARD AND COMMITTEE SUMMARY

The Board has adopted governance guidelines (“Corporate Governance Guidelines”) to assist the Board in the exercise of its duties and responsibilities and to serve in the best interests of the Company and its stockholders.  The Corporate Governance Guidelines set forth in greater detail the responsibilities of our Board and are available under “Corporate Governance” accessible through the “Investors” link on the Company’s website at www.tivityhealth.com.

Other than Mr. Ashworth, all of the members of the Board who served during 2021 are (or were, as applicable) “independent directors,” as defined under the Nasdaq Stock Market (“Nasdaq”) listing standards.

During 2021, each of our incumbent directors attended at least 75% of the aggregate of the total number of meetings held (i) by the Board during the period for which such director served as a member of the Board and (ii) by the committees of which such director was a member during the period for which such director served as a member of such committees.

The following table provides summary information about each committee of the Board and its members.  The duties and responsibilities of each of our committees are set forth in greater detail in each of their respective charters, which are reviewed annually and available under “Corporate Governance” accessible through the “Investors” link on the Company’s website at www.tivityhealth.com.

Audit Committee	Number of Meetings in 2021: 8
Members (1)	Primary Responsibilities	Independence
Erin L. Russell (Chair; financial expert) Beth M. Jacob Anthony M. Sanfilippo

The Audit Committee is responsible for, among other things,:

•Assisting the Board in oversight of the quality and integrity of our accounting, auditing, and financial reporting systems and our systems of internal controls;

•Meeting with our independent registered public accounting firm and management to review our consolidated financial statements; and

•Overseeing the accounting, financial, legal, cybersecurity, and regulatory risks the Company faces

All of the members of the Audit Committee are “independent directors” as defined under the Nasdaq listing standards, and satisfy the heightened independence criteria applicable to members of the Audit Committee under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Compensation Committee	Number of Meetings in 2021: 5
Members (2)	Primary Responsibilities	Independence
Bradley S. Karro (Chair) Robert J. Greczyn, Jr. Erin L. Russell

The Compensation Committee is responsible for, among other things,:

•Overseeing our overall compensation strategies and policies;

•Annually evaluating the performance of our executive officers;

•Determining the appropriate compensation of each of our executive officers; and

•Reviewing, approving, and administering our equity-based incentive plans

All of the directors who serve on the Compensation Committee are “non-employee directors” as defined in Rule 16b-3 under the Exchange Act, “Outside Directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and “independent directors” as defined under the Nasdaq listing standards, in each case as determined by the Board.

Nominating and Corporate Governance Committee	Number of Meetings in 2021: 6
Members (3)	Primary Responsibilities	Independence
Sara J. Finley (Chair) Robert J. Greczyn, Jr. Beth M. Jacob

The Nominating and Corporate Governance Committee is responsible for, among other things,:

•Identifying individuals qualified to become members of the Board;

•Recommending such individuals to the Board for election to the Board;

•Developing and recommending to the Board corporate governance principles applicable to the Company; and

•Providing oversight for the Company’s environmental, social, and governance (ESG) practices, initiatives, and reporting.

All of the directors who serve on the Nominating and Corporate Governance Committee are “independent directors” as defined under the Nasdaq listing standards.

(1)

Mr. Sanfilippo became a member of the Audit Committee immediately following the 2021 Annual Meeting of Stockholders.  Dr. Hudson (not shown in the table) was a member of the Audit Committee from January 1, 2021 until the 2021 Annual Meeting of Stockholders, at which time he did not stand for re-election to the Board.  We have, and will continue to have, at least one member of the Audit Committee who has past employment experience in finance or accounting and requisite professional certification in accounting or other comparable experience that results in the individual’s financial sophistication.  The Board has determined that Ms. Russell qualifies as an “audit committee financial expert”, as defined by the regulations of the Commission.

(2)

Ms. Russell became a member of the Compensation Committee immediately following the 2021 Annual Meeting of Stockholders.  Ms. Jacob was a member of the Compensation Committee from January 1, 2021 until the 2021 Annual Meeting of Stockholders.

(3)

Ms. Jacob became a member of the Nominating and Corporate Governance Committee immediately following the 2021 Annual Meeting of Stockholders.  Mr. Kirshner (not shown in the table) was a member of the Nominating and Corporate Governance Committee from January 1, 2021 until the 2021 Annual Meeting of Stockholders, at which time he did not stand for re-election to the Board.

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered to us by PwC are shown in the table below.

Type of Service	Fiscal Year Ended December 31, 2021	Fiscal Year Ended December 31, 2020
Audit Fees	$1,049,573	$1,586,013
Audit-Related Fees	—	—
Tax Fees (1)	40,000	—
All Other Fees (2)	988	988
Total	$1,090,561	$1,587,001
(1)	Tax fees for 2021 relate to tax advisory services.
(2)	All other fees for 2021 and 2020 relate to a software license.

The Audit Committee has considered and concluded that the provision of the non-audit services is compatible with maintaining auditor independence.

Policy Regarding Pre-Approval of Service Provided by Our Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by our independent registered public accounting firm.  The Audit Committee may delegate its responsibility to pre-approve services to be performed by our independent registered public accounting firm to one or more of its members, but the Audit Committee may not delegate its pre-approval authority to management.

Under these policies, the Audit Committee pre-approves the use of audit and audit-related services following approval of our independent registered public accounting firm’s engagement.  Tax and other non-audit services that are not prohibited services, provided that those services are routine and recurring services and would not impair the independence of our independent registered public accounting firm, may also be performed by our independent registered public accounting firm if those services are pre-approved by the Audit Committee.  Pre-approval fee levels for all services to be provided by our independent registered public accounting firm will be established periodically by the Audit Committee.  Our independent registered public accounting firm must provide detailed back-up documentation to the Audit Committee for each proposed service.  The Audit Committee has pre-approved all audit and audit-related services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	The financial statements filed as part of this report are included in Part II, Item 8 of the Original Form 10-K.
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

10.12

Employment Agreement, dated May 22, 2017, between Tivity Health, Inc. and Adam C. Holland [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 25, 2017, File No. 000-19364]

10.13

Offer of Employment Letter between the Company and Ryan Wagers dated as of September 14, 2018 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended September 30, 2018, File No. 000-19364]

10.14

Employment Agreement by and between the Company and Richard M. Ashworth, dated May 20, 2020 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.15

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth (Inducement Award), dated June 1, 2020 [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.16

Form of Restricted Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.17

Form of Market Stock Unit Award Agreement for Richard M. Ashworth, dated June 1, 2020 [incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 22, 2020, File No. 000-19364]

10.18

Offer of Employment Letter between the Company and Thomas Lewis dated as of October 4, 2018 [incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.19

Amendment No. 1 to Offer of Employment Letter between the Company and Thomas Lewis dated as of April 1, 2019 [incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.20

Amendment No. 2 to Offer of Employment Letter between the Company and Thomas Lewis dated as of October 30, 2020 [incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.21

Amended and Restated Offer of Employment Letter between the Company and Raymond Bilbao dated as of October 30, 2020 [incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.22

Change of Control Agreement between the Company and Raymond Bilbao dated as of July 3, 2018 [incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company’s fiscal quarter ended March 31, 2021, File No. 000-19364]

10.23

Tivity Health, Inc. Director Deferred Compensation Program, dated December 14, 2020 [incorporated by reference to Exhibit 10.46 to Form 10-K of the Company's fiscal year ended December 31, 2020, File No. 000-19364]

10.24

Form of Deferred Stock Unit Award Agreement (for Directors) under the Company’s Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.47 to Form 10-K of the Company's fiscal year ended December 31, 2020, File No. 000-19364]

10.25

Separation Benefits Program for Section 16 Officers, dated September 22, 2021 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 2021, File No. 000-19364]

10.26

Special Incentive Bonus Award Agreement by and between Tivity Health, Inc. and Richard Ashworth, dated February 11, 2022 [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 11, 2022, File No. 000-19364]

10.27

Form of 2020 Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.27 to Form 10-K of the Company’s year ended December 31, 2021]

10.28

Form of 2021 Non-Qualified Stock Option Award Agreement (for Executive Officers) under the Company's Second Amended and Restated 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.28 to Form 10-K of the Company’s year ended December 31, 2021]

21*	Subsidiary List

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer, as amended

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam C. Holland, Chief Financial Officer, as amended

31.3**	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer, as amended

31.4**	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Adam C. Holland, Chief Financial Officer, as amended

32*

Certification Pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Richard M. Ashworth, Chief Executive Officer, and Adam C. Holland, Chief Financial Officer

101*

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

104**	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101).

(b)	Exhibits

Refer to Item 15(a)(3) above.

(c)	Not applicable

*	Filed or furnished as an exhibit to the Original Form 10-K

**	Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIVITY HEALTH, INC.

April 29, 2022	By:	/s/ Adam C. Holland
Adam C. Holland Chief Financial Officer (Principal Financial Officer)